Form 10-Q
period 1995-01-31
PIEDMONT NATURAL GAS CO INC
filed 1995-03-09
CIK 78460

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1995

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________  to _________________

Commission file number 1-6196

                      PIEDMONT NATURAL GAS COMPANY, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                      56-0556998
- --------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1915 Rexford Road, Charlotte, North Carolina                    28211
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code           704-364-3120
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at March 3, 1995
- -----------------------------                    ----------------------------
Common Stock, no par value                                 26,796,480



================================================================================
                               Page 1 of 14 pages

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)
                             (in thousands)

                                                                                   January 31,       October 31,
            ASSETS                                                                     1995             1994
            ------                                                                     ----             ----
Utility Plant, at original cost                                                    $1,001,050         $978,218
   Less accumulated depreciation                                                      250,560          243,325
                                                                                   ----------         --------
       Utility plant, net                                                             750,490          734,893
                                                                                   ----------         --------

Other Physical Property (net of accumulated
   depreciation of $12,206 in 1995 and $11,753
   in 1994)                                                                            25,461           25,188
                                                                                   ----------         --------

Current Assets:
   Cash and cash equivalents                                                            6,473            6,523
   Restricted cash                                                                     16,092           14,961
   Receivables (less allowance for doubtful
       accounts of $2,199 in 1995 and $947
       in 1994)                                                                        84,632           22,597
   Gas in storage                                                                      26,028           44,725
   Deferred cost of gas                                                                16,647            5,162
   Refundable income taxes                                                             10,194           10,194
   Other                                                                               13,251           13,231
                                                                                   ----------         --------
       Total current assets                                                           173,317          117,393
                                                                                   ----------         --------

Deferred Charges and Other Assets                                                      13,268           10,296
                                                                                   ----------         --------

   Total                                                                           $  962,536         $887,770
                                                                                   ==========         ========
          CAPITALIZATION AND LIABILITIES
          ------------------------------

Capitalization:
   Common stock equity:
       Common stock                                                                $  191,474         $187,592
       Retained earnings                                                              137,693          114,400
                                                                                   ----------         --------
          Total common stock equity                                                   329,167          301,992
       Long-term debt                                                                 313,000          313,000
                                                                                   ----------         --------
          Total capitalization                                                        642,167          614,992
                                                                                   ----------         --------

Current Liabilities:
   Current maturities of long-term debt and
       sinking fund requirements                                                        5,000            5,000
   Notes payable                                                                       64,000           63,500
   Accounts payable                                                                    50,507           35,903
   Deferred income taxes                                                               11,787           11,314
   Taxes accrued                                                                       23,847            8,019
   Refunds due customers                                                               34,725           22,124
   Other                                                                               15,895           18,183
                                                                                   ----------         --------
       Total current liabilities                                                      205,761          164,043
                                                                                   ----------         --------
Deferred Credits and Other Liabilities                                                114,608          108,735
                                                                                   ----------         --------

   Total                                                                           $  962,536         $887,770
                                                                                   ==========         ========

See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
            Condensed Statements of Consolidated Income (Unaudited)
                     (in thousands except per share amounts)

                                                                      Three Months                Twelve Months
                                                                         Ended                        Ended
                                                                       January 31                   January 31
                                                                    ---------------               ---------------
                                                                 1995            1994           1995           1994
                                                                 ----            ----           ----           ----
Operating Revenues                                             $202,476        $233,108       $544,721       $583,240
Cost of Gas                                                     104,707         145,619        299,662        354,488
                                                               --------        --------       --------       --------

Margin                                                           97,769          87,489        245,059        228,752
                                                               --------        --------       --------       --------
Other Operating Expenses:
  Operations                                                     24,145          23,026         93,804         87,583
  Maintenance                                                     3,705           3,604         15,627         15,344
  Depreciation                                                    7,872           6,031         26,412         22,645
  General taxes                                                   8,836           8,679         26,722         25,316
  Income taxes                                                   17,841          15,519         21,380         21,125
                                                               --------        --------       --------       --------
    Total other operating expenses                               62,399          56,859        183,945        172,013
                                                               --------        --------       --------       --------

Operating Income                                                 35,370          30,630         61,114         56,739
Other Income, Net                                                 2,605           3,665          3,885          5,065
                                                               --------        --------       --------       --------

Income Before Utility Interest Charges                           37,975          34,295         64,999         61,804
Utility Interest Charges                                          7,742           6,552         27,003         23,731
                                                               --------        --------       --------       --------

Net Income                                                     $ 30,233        $ 27,743       $ 37,996       $ 38,073
                                                               ========        ========       ========       ========

Average Shares of Common Stock
  Outstanding                                                    26,665          26,183         26,467         26,051

Earnings Per Share of Common Stock                                $1.13           $1.06          $1.44          $1.46

Cash Dividends Declared Per Share
  of Common Stock                                                 $0.26          $0.245          $1.04          $0.98





See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
          Condensed Statements of Consolidated Cash Flows (Unaudited)
                                (in thousands)

                                                                      Three Months                 Twelve Months
                                                                         Ended                         Ended
                                                                      January 31                     January 31
                                                                    ---------------                ---------------
                                                                  1995           1994           1995            1994
                                                                  ----           ----           ----            ----
Cash Flows from Operating Activities:
  Net income                                                    $30,233         $27,743        $37,996        $38,073
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                               8,825           6,868         30,164         25,800
      Other, net                                                  2,511         (13,454)         6,050         (3,520)
      Change in operating assets and
        liabilities                                             (13,015)         15,714        (10,122)        12,182
                                                                 ------         -------         ------        -------
  Net cash provided by operating
    activities                                                   28,554          36,871         64,088         72,535
                                                                -------         -------        -------        -------

Cash Flows from Investing Activities:
  Utility construction expenditures                             (23,403)        (18,342)      (108,595)       (86,486)
  Other                                                            (861)           (652)        (4,076)        (2,283)
                                                                -------         -------        -------        -------
  Net cash used in investing activities                         (24,264)        (18,994)      (112,671)       (88,769)
                                                                -------         -------        -------        -------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank
    loans, net                                                      500          (9,000)        31,000         (5,500)
  Issuance of long-term debt                                          -               -         40,000         90,000
  Retirement of long-term debt                                        -               -         (5,000)       (49,025)
  Issuance of common stock through
    dividend reinvestment and employee
    stock plans                                                   2,099           2,210          8,350          8,021
  Dividends paid                                                 (6,939)         (6,412)       (27,524)       (25,519)
                                                                -------         -------        -------        -------

  Net cash provided by (used in)
    financing activities                                         (4,340)        (13,202)        46,826         17,977
                                                                -------         -------        -------        -------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                  (50)          4,675         (1,757)         1,743
Cash and Cash Equivalents at
  Beginning of Period                                             6,523           3,555          8,230          6,487
                                                                -------         -------        -------        -------

Cash and Cash Equivalents at
  End of Period                                                 $ 6,473         $ 8,230        $ 6,473        $ 8,230
                                                                =======         =======        =======        =======
Cash Paid During the Period for:
  Interest                                                      $ 7,235         $ 5,387        $26,175        $24,084
  Income Taxes                                                  $   124         $ 1,124        $26,114        $22,702


See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The condensed consolidated financial statements have not been audited by independent auditors. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report.

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at January 31, 1995, and October 31, 1994, and the results of its operations and its cash flows for the three months and twelve months ended January 31, 1995 and 1994.

3. The Company's business is seasonal in nature. The results of operations for the three-month period ended January 31, 1995, are not necessarily indicative of the results to be expected for the full year.

4. Certain financial statement items for 1994 have been reclassified in order to conform with the 1995 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company finances its current cash requirements through internally generated cash, the issuance of new common stock through dividend reinvestment and employee stock purchase plans and committed bank lines of credit totaling $57 million. In addition, the Company sells common stock and long-term debt to cover cash requirements when market or other conditions warrant such long-term financing.

The natural gas business is highly seasonal in nature as variations in weather conditions generally result in greater earnings during the winter months. Injections of natural gas into storage occur during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31). This seasonality contributes to the decrease in gas in storage and increase in receivables from October 31, 1994, to January 31, 1995.

In September 1994, the Company filed a shelf registration with the Securities and Exchange Commission to sell up to 1,725,000 shares of common stock. The net proceeds from the sale of the equity securities will be used for general corporate purposes, including construction of additional facilities, the repayment of short-term debt and working capital needs. The Company intends to offer these shares for sale to the public in late March if market conditions are favorable.

At January 31, 1995, the Company's capital structure consisted of long-term debt of 49% and common equity of 51%.

Results of Operations

Margin for the three months ended January 31, 1995, increased $10.3 million compared with the same period last year due to regulatory rate changes which increased rates and updated gas cost components. The weather normalization adjustment (WNA) increased operating revenues by $8.9 million for the three months ended January 31, 1995, and decreased operating revenues by $3.1 million for the similar prior period. Delivered volumes of natural gas for the current three-month period decreased from the similar prior period by 3.1 million dekatherms. Weather for the three months ended January 31, 1995, was 21% warmer than the similar prior period. Margin earned per dekatherm of gas delivered for the three months ended January 31, 1995, increased over the similar prior period by $.39.

Margin for the twelve months ended January 31, 1995, increased $16.3 million compared with the similar prior period primarily due to the impact of the WNA. The WNA increased operating revenues by $12.1 million in the current period and decreased operating revenues by $4.4 million in the similar prior period. To a lesser extent, the regulatory rate changes noted above also affected margin for the twelve-month periods. Delivered volumes of natural gas for the current twelve months decreased from the similar prior period by 2.3 million dekatherms. Weather for the twelve months ended January 31, 1995, was 21% warmer than the similar prior period. Margin earned per dekatherm of gas delivered for the twelve months ended January 31, 1995, increased over the similar prior period by $.17.

Cost of gas per dekatherm of gas sold for the three months and twelve months ended January 31, 1995, decreased by $.20 and $.02, respectively, compared with similar prior periods, primarily due to reduced commodity gas costs and a lower demand cost component in the current periods. Changes in purchased gas costs have no significant impact on margin as the Company recovers 100% of its prudently incurred gas costs through various regulatory mechanisms.

Operations and maintenance expenses for the three months and twelve months ended January 31, 1995, increased over similar prior periods primarily due to increases in maintenance and repairs of mains, uncollectible accounts, payroll and employee benefit costs.

Depreciation expense for the three months and twelve months ended January 31, 1995, increased over similar prior periods due to the growth of plant in service and to increases in depreciation rates for North Carolina operations effective November 1, 1994.

General taxes for the three months and twelve months ended January 31, 1995, increased over similar prior periods primarily due to increases in property taxes from rate increases and additions to taxable property and to increases in payroll taxes. These increases were partially offset by decreases in gross receipts taxes resulting from decreased revenues.

Other income for the three months and twelve months ended January 31, 1995, decreased from similar prior periods primarily due to decreases in earnings from merchandise and propane operations and, for the twelve-month period, a decrease in earnings from jobbing operations. These decreases were partially offset by increases in earnings from energy marketing services.

Utility interest charges for the three months and twelve months ended January 31, 1995, increased over similar prior periods due to increases in the amounts of long-term debt, short-term debt and refunds due customers outstanding and to increases in short-term interest rates.

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on February 24, 1995, for the purpose of electing three directors, ratifying the selection of independent auditors and approving a proposal to authorize the issuance of 300,000 additional shares of common stock under the Company's Employee Stock Purchase Plan (the ESP Plan). The record date for the determination of shareholders entitled to notice of and to vote at the meeting was January 11, 1995. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's solicitations.

All of management's nominees for directors for terms expiring in 1998 as listed in the proxy statement were elected as indicated below:


         Shares         Shares         Shares         Shares
         Voted          Voted          Voted           NOT
          FOR          AGAINST       ABSTAINING       VOTED
         -----         -------       ----------       -----
Jerry W. Amos
- -------------

       22,676,105        -0-           207,577        3,805,908

John H. Maxheim
- ---------------

       22,676,112        -0-           207,570        3,805,908

Walter S. Montgomery, Jr.
- -------------------------

       22,673,511        -0-           210,171        3,805,908

Directors continuing in office until 1996 are Muriel W. Helms, Donald S. Russell, Jr., and John E. Simkins, Jr. Directors continuing in office until 1997 are C. M. Butler III, Sam J. DiGiovanni and John F. McNair III.

The proposal to ratify the selection by the Board of Directors of the firm of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending October 31, 1995, was approved by the following vote:

         Shares         Shares         Shares         Shares
         Voted          Voted          Voted           NOT
          FOR          AGAINST       ABSTAINING       VOTED
         -----         -------       ----------       -----
       22,585,122       139,233        159,327        3,805,908

The proposal to authorize the issuance of 300,000 additional shares of common stock for the ESP Plan was approved by the following vote:

         Shares         Shares         Shares         Shares
         Voted          Voted          Voted           NOT
          FOR          AGAINST       ABSTAINING       VOTED
         -----         -------       ----------       -----
       21,711,614       730,350        441,718        3,805,908

Item 5.  Other Information

Expansion of Services
As previously reported, the Company filed a petition in September 1994 with the North Carolina Utilities Commission (NCUC) for a certificate of public convenience and necessity to serve four counties in North Carolina not presently receiving natural gas service and an application to establish an expansion fund and place $14.8 million of supplier refunds into the fund for such expansion. A similar application to serve these counties was filed by a company not currently operating in North Carolina. Hearings have been held before the NCUC on the application to serve the four counties; however, no decision has been rendered. The outcome of this proceeding is not presently determinable. The application to establish an expansion fund has been set for hearing on March 28, 1995.

Transition Cost Recovery
With the restructuring of the interstate gas pipeline industry under Federal Energy Regulatory Commission (FERC) Order No. 636, the interstate pipelines were required to "unbundle" the gas sales, transportation and storage services provided by them and to transport gas to their customers. The FERC approved mechanisms for the pipelines to recover from customers certain "transition costs" related to the unbundling with the largest component of these transition costs being the cost of realigning existing gas supply contracts (Gas Supply Realignment or GSR costs).

Pursuant to rules and regulations of the Tennessee Public Service Commission
(TPSC), the Company is permitted to pass through to its customers any transition costs, including GSR costs. Effective November 1, 1993, the Company began recovering transition costs assessed by Tennessee Gas Pipeline Company through purchased gas adjustment procedures approved by the TPSC. As a result of a complaint by a group of the Company's industrial customers challenging the Company's allocation methodology for these transition costs, the TPSC has instituted a proceeding to determine the proper allocation methodology for the Company and the other local distribution companies in Tennessee. This matter has been set for hearing on March 9, 1995. The outcome of this proceeding is not presently determinable.

General Rate Matters
On February 10, 1995, the NCUC approved an annual increase in rates of $1.8 million to cover the Company's investment and operating costs in Cardinal Pipeline Company, L.L.C. Cardinal Pipeline is a limited liability company owned approximately 36% by Piedmont Intrastate Pipeline Company, a wholly-owned subsidiary of the Company, and 64% by another local distribution company in North Carolina.

In January 1995, the NCUC and the Public Service Commission of South Carolina (PSCSC) concluded their annual prudency reviews of the Company's gas costs. Both the NCUC and the PSCSC found the Company to be prudent in its gas purchasing practices.

Environmental Matters

Manufactured Gas Plant Sites
The Company has owned or operated manufactured gas plant (MGP) facilities at 11 sites in its three-state service area. Four of these sites are still owned by the Company and the remaining seven are owned by other individuals or companies. At eight of the 11 sites, former or current owners or former operators other than the Company are viable entities.

Seven of the sites are in North Carolina, located in Burlington, Charlotte, Greensboro, Hickory, High Point, Salisbury and Winston-Salem. The North Carolina Department of Environment, Health and Natural Resources, Division of Solid Waste Management, Superfund Section (the State), has announced its intention ultimately to address all MGP sites in North Carolina. Sites can be addressed in one of two ways, either under the federal Comprehensive Environmental Response, Compensation and Liability Act/Superfund Amendments and Reauthorization Act (CERCLA/SARA) or under the State Inactive Hazardous Waste Sites Program (the Program).

If the site is addressed under CERCLA/SARA, the State performs a Preliminary Assessment and additional stages of investigation on the site, prepares a draft Hazardous Waste Site Ranking Score for the site and forwards the draft score and report to the United States Environmental Protection Agency (the EPA) for review. The State has undertaken a Preliminary Assessment or additional stage of investigation on five of the seven North Carolina MGP sites to which the Company has a connection.

The Program allows a site to be addressed through voluntary investigation or remediation undertaken pursuant to an Administrative Order on Consent (AOC). Several years ago, the State began the Manufactured Gas Plant Initiative.
Under the initiative, the State approached a group of six utility companies, including the Company, and four municipalities who are former or current owners or former operators of MGPs. The State sought the group's cooperation to develop a uniform and reasonable program to address the assessment and remediation of these sites. The ten entities organized themselves into a group known as the North Carolina MGP Group (the Group).

The State and the Group negotiated a memorandum of understanding that establishes a framework for accomplishing a cooperative assessment and remediation program for these sites. The State and the Group also developed a model investigation AOC to be used by the State and a specific party or parties at an MGP site to guide the investigation of the site. The EPA has been notified of the initiative and appears committed to refrain from further addressing these sites under the federal Superfund program as long as adequate progress is being made.

The MGP initiative covers all seven of the North Carolina MGP sites to which the Company has a connection. The Company, with the current owner, has entered into an investigative AOC for the Greensboro site and investigation activities have begun.

As to the three sites in South Carolina and the one site in Tennessee, the respective state agencies have sent no notices and taken no action of which the Company is aware.

Further evaluations will determine what investigation and remediation costs, if any, will be necessary at specific MGP sites. Discussions and perhaps other actions will be necessary to determine how costs will be shared among potentially responsible parties at specific sites. Because site-specific information is limited, and because cost-sharing arrangements with other parties have not been concluded, the Company cannot presently determine its potential responsibility for costs at individual MGP sites.

Underground Tanks
The Company is in the process of evaluating and remediating sites with respect to its present or former ownership of underground tanks. Comprehensive evaluations of such sites are substantially complete. Of the 11 sites in North Carolina and South Carolina, six require corrective action. The State has established a trust fund which reimburses the owner or operator for the costs of evaluating and remediating the underground tank sites in excess of a designated variable dollar amount per site. None of the underground tank sites in Tennessee requires remediation.

Summary
Based on a generic MGP site study prepared by the Gas Research Institute and estimates determined in the underground storage tank comprehensive site evaluations, the Company has recorded a liability and an associated regulatory asset of $1.7 million for potential future environmental costs. The three state regulatory commissions regulating the Company have authorized deferral accounting, or the creation of a regulatory asset, for expenditures made in connection with environmental matters. A determination as to whether or not environmental expenditures, net of recoveries from other responsible parties, will be recovered from ratepayers will be made at the appropriate time in general rate case proceedings. In North Carolina, current procedures permit the Company to recover 100% of its prudently incurred MGP clean-up costs but do not permit the recovery of any carrying costs on such amounts from the time they are expended until the time they are collected. The Company believes that the resolution of these environmental matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits -

            12      Computation of Ratio of Earnings to Fixed Charges.

            27 Financial Data Schedule (for Securities and Exchange Commission use only).

(b)         Reports on Form 8-K -

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PIEDMONT NATURAL GAS COMPANY, INC.
                                        (Registrant)



Date March 9, 1995                /s/ Ted C. Coble
    ---------------          --------------------------------
                                  Ted C. Coble
                             Vice President and Treasurer, and
                             Assistant Secretary
                             (Principal Financial Officer)



Date March 9, 1995                /s/ Barry L. Guy
    ---------------          --------------------------------
                                  Barry L. Guy
                             Vice President and Controller
                             (Principal Accounting Officer)