Form 10-Q
period 1995-04-30
PIEDMONT NATURAL GAS CO INC
filed 1995-06-12
CIK 78460

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------

Commission file number 1-6196
                       ------

                       PIEDMONT NATURAL GAS COMPANY, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                      56-0556998
- -------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1915 Rexford Road, Charlotte, North Carolina                           28211
- -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code           704-364-3120
                                                   ----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at May 5, 1995
- -----------------------------                    ----------------------------
Common Stock, no par value                             28,623,167


================================================================================
                               Page 1 of 12 pages

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                     April 30,         October 31,
               ASSETS                                                  1995                1994
               ------                                                  ----                ----
Utility Plant, at original cost                                      $1,023,163         $978,218
   Less accumulated depreciation                                        258,075          243,325
                                                                     ----------         --------
       Utility plant, net                                               765,088          734,893
                                                                     ----------         --------

Other Physical Property (net of accumulated
   depreciation of $12,191 in 1995 and $11,753
   in 1994)                                                              25,440           25,188
                                                                     ----------         --------

Current Assets:
   Cash and cash equivalents                                             30,985            6,523
   Restricted cash                                                       17,529           14,961
   Receivables (less allowance for doubtful
       accounts of $3,085 in 1995 and $947
       in 1994)                                                          47,787           22,597
   Gas in storage                                                        17,960           44,725
   Deferred cost of gas                                                   4,476            5,162
   Refundable income taxes                                                  695           10,194
   Other                                                                 11,346           13,231
                                                                     ----------         --------
       Total current assets                                             130,778          117,393
                                                                     ----------         --------

Deferred Charges and Other Assets                                        14,286           10,296
                                                                     ----------         --------

   Total                                                             $  935,592         $887,770
                                                                     ==========         ========

          CAPITALIZATION AND LIABILITIES
          ------------------------------

Capitalization:
   Common stock equity:
       Common stock                                                  $  226,574         $187,592
       Retained earnings                                                153,874          114,400
                                                                     ----------         --------
         Total common stock equity                                      380,448          301,992
       Long-term debt                                                   313,000          313,000
                                                                     ----------         --------
          Total capitalization                                          693,448          614,992
                                                                     ----------         --------

Current Liabilities:
   Current maturities of long-term debt and
       sinking fund requirements                                          5,000            5,000
   Notes payable                                                              -           63,500
   Accounts payable                                                      37,175           35,903
   Deferred income taxes                                                  8,048           11,314
   Taxes accrued                                                          9,582            8,019
   Refunds due customers                                                 44,623           22,124
   Other                                                                 17,057           18,183
                                                                     ----------         --------
       Total current liabilities                                        121,485          164,043
                                                                     ----------         --------
Deferred Credits and Other Liabilities                                  120,659          108,735
                                                                     ----------         --------

   Total                                                             $  935,592         $887,770
                                                                     ==========         ========

See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                  Condensed Statements of Consolidated Income
                    (in thousands except per share amounts)



                                                      Three Months               Six Months              Twelve Months
                                                         Ended                     Ended                     Ended
                                                        April 30                  April 30                  April 30
                                                   -----------------         ----------------           ----------------
                                                   1995         1994         1995        1994           1995        1994
                                                   ----         ----         ----        ----           ----        ----


Operating Revenues                                $179,391    $204,810    $381,867      $437,918       $519,302    $582,999
Cost of Gas                                         91,551     122,823     196,258       268,442        268,390     350,083
                                                  --------    --------    --------      --------       --------    --------

Margin                                              87,840      81,987     185,609       169,476        250,912     232,916
                                                  --------    --------    --------      --------       --------    --------

Other Operating Expenses:
  Operations                                        23,454      22,638      47,599        45,664         94,621      88,959
  Maintenance                                        4,019       3,757       7,724         7,361         15,888      15,230
  Depreciation                                       7,873       6,031      15,745        12,062         28,253      23,128
  General Taxes                                      7,726       7,521      16,562        16,200         26,928      25,550
  Income Taxes                                      14,488      14,065      32,329        29,584         21,803      22,165
                                                  --------    --------     -------       -------        -------     -------
    Total other operating expenses                  57,560      54,012     119,959       110,871        187,493     175,032
                                                  --------    --------    --------      --------       --------    --------

Operating Income                                    30,280      27,975      65,650        58,605         63,419      57,884
Other Income, Net                                    1,528       1,131       4,133         4,796          4,283       4,697
                                                  --------    --------     -------       -------        -------     -------
Income Before Utility Interest Charges              31,808      29,106      69,783        63,401         67,702      62,581
Utility Interest Charges                             7,782       6,118      15,524        12,670         28,668      24,094
                                                  --------    --------    --------      --------       --------    --------

Net Income                                        $ 24,026    $ 22,988    $ 54,259      $ 50,731       $ 39,034    $ 38,487
                                                  ========    ========    ========      ========       ========    ========

Average Shares of Common Stock
  Outstanding                                       27,475      26,292      27,063        26,236         26,756      26,143

Earnings Per Share of Common Stock                $   0.87    $   0.87    $   2.00      $   1.93       $   1.46    $   1.47

Cash Dividends Declared Per Share
  of Common Stock                                 $  0.275    $  0.260    $  0.535      $  0.505       $  1.055    $  0.995


See notes to condensed consolidated financial statements.

             PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
               Condensed Statements of Consolidated Cash Flows
                                (in thousands)

                                                       Three Months              Six Months             Twelve Months
                                                          Ended                    Ended                    Ended
                                                         April 30                 April 30                 April 30
                                                     ----------------        ------------------       -----------------
                                                     1995        1994        1995          1994       1995         1994
                                                     ----        ----        ----          ----       ----         ----
Cash Flows from Operating Activities:
       Net income                                  $24,026     $22,988     $54,259       $50,731    $ 39,034     $38,487
       Adjustments to reconcile net
          income to net cash provided
          by operating activities:
          Depreciation and amortization              8,841       6,919      17,695        13,813      32,148      26,509
          Other, net                                 1,721       1,352       4,232       (12,103)      6,419      (1,598)
          Change in operating assets and
            liabilities                             49,867      36,303      36,802        51,991       3,358       4,718
                                                   -------     -------     -------       -------    --------     -------
       Net cash provided by operating activities    84,455      67,562     112,988       104,432      80,959      68,116
                                                   -------     -------     -------       -------    --------     -------
Cash Flows from Investing Activities:
       Utility construction expenditures           (22,784)    (22,588)    (46,187)      (40,930)   (108,791)    (91,524)
       Other                                          (414)     (1,657)     (1,254)       (2,309)     (2,812)     (3,602)
                                                   -------     -------     -------       -------    --------     -------
       Net cash used in investing activities       (23,198)    (24,245)    (47,441)      (43,239)   (111,603)    (95,126)
                                                   -------     -------     -------       -------    --------     -------
Cash Flows from Financing Activities:
       Decrease in bank loans, net                 (64,000)    (33,000)    (63,500)      (42,000)          -           -
       Issuance of long-term debt                        -           -           -             -      40,000      90,000
       Retirement of long-term debt                      -           -           -             -      (5,000)    (49,025)
       Sale of common stock, net of expenses        33,155           -      33,155             -      33,155           -
       Issuance of common stock through dividend
          reinvestment and employee stock plans      1,946       2,028       4,045         4,238       8,268       8,268
       Dividends paid                               (7,846)     (6,833)    (14,785)      (13,244)    (28,536)    (26,006)
                                                   -------     -------     -------       -------    --------     -------
       Net cash provided by (used in) financing
          activities                               (36,745)    (37,805)    (41,085)      (51,006)     47,887      23,237
                                                   -------     -------     -------       -------    --------     -------
Net Increase (Decrease) in Cash and Cash
       Equivalents                                  24,512       5,512      24,462        10,187      17,243      (3,773)
Cash and Cash Equivalents at Beginning
       of Period                                     6,473       8,230       6,523         3,555      13,742      17,515
                                                   -------     -------     -------       -------    --------     -------
Cash and Cash Equivalents at End of
       Period                                      $30,985     $13,742     $30,985       $13,742    $ 30,985     $13,742
                                                   =======     =======     =======       =======    ========     =======
Cash Paid During the Period for:
       Interest                                    $ 5,966     $ 6,364     $13,202       $11,751    $ 25,778     $23,482
       Income taxes                                $28,927     $22,216     $29,051       $23,340    $ 32,825     $30,264

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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at April 30, 1995, and October 31, 1994, and the results of its operations and its cash flows for the three months, six months and twelve months ended April 30, 1995 and 1994.

3. The Company's business is seasonal in nature. The results of operations for the three- and six-month periods ended April 30, 1995, are not necessarily indicative of the results to be expected for the full year.

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

Because of the seasonal nature of the natural gas business, a substantial portion of the Company's earnings are realized in the winter period which is the first six months of the fiscal year. Injections of natural gas into storage occur during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31). Due to this seasonality, the inventory of stored gas was reduced due to the demand for gas during the winter season and receivables increased from October 31, 1994, to April 30, 1995.

On March 28, 1995, the Company sold 1,725,000 shares of common stock in a public offering which resulted in net proceeds of $33.2 million. The proceeds are being used for general corporate purposes, including construction of additional facilities, the repayment of short-term debt and working capital needs. As of April 30, a portion of the proceeds is included in cash as short-term investments and will be used for the same purposes when the need arises.

On May 16, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission for $150 million of debt securities, including $20 million from a previously filed shelf registration. The Company anticipates drawing from this shelf registration in the fall of 1995; however, the amount and timing will depend on capital requirements and financial market conditions. It is anticipated that the net proceeds from the sale of the debt securities will be used for general corporate purposes, including construction of additional facilities, the repayment of short-term debt and working capital needs.

In order to sustain its approximately 6% annual growth in customer base, the Company's capital expansion program is very important in meeting the growth in the demand for natural gas. The capital expenditure program is dependent on the Company's continuing ability to generate the necessary funds required for this growth. Construction expenditures for the six and twelve months ended April 30, 1995, were $47.2 million and $111.2 million, respectively, as compared with $41.8 million and $93.1 million, respectively, for the similar prior periods.

At April 30, 1995, the Company's capital structure consisted of long-term debt of 45% and common equity of 55%.

Results of Operations

Margin for the three months ended April 30, 1995, increased $5.9 million compared with the same period last year due to regulatory rate changes which increased rates and updated gas cost components. Because weather for the three months ended April 30, 1995, was 7% colder than the similar prior period, the weather normalization adjustment (WNA), in effect from November 1 through March 31, increased operating revenues by $1.5 million for the three months ended April 30, 1995, as compared with an increase of $3.2 million for the similar prior period. Delivered volumes of natural gas for the current three-month period increased over the similar prior period by 1.5 million dekatherms. Margin earned per dekatherm of gas delivered for the three months ended April 30, 1995, increased over the similar prior period by $.07.

Margin for the six months ended April 30, 1995, increased $16.1 million compared with the same period last year due to regulatory rate changes which increased rates and updated gas cost components. Weather for the six months ended April 30, 1995, was 11% warmer than the similar prior period which resulted in the WNA increasing operating revenues by $10.4 million for the six months ended April 30, 1995, as compared with an increase of less than $200,000 for the similar prior period. Delivered volumes of natural gas for the current six months decreased from the similar prior period by 1.6 million dekatherms. Margin earned per dekatherm of gas delivered for the six months ended April 30, 1995, increased over the similar prior period by $.23.

Margin for the twelve months ended April 30, 1995, increased $18 million compared with the similar prior period due to regulatory rate changes and the impact of the WNA. Weather for the twelve months ended April 30, 1995, was 10% warmer than the similar prior period. The WNA increased operating revenues by $10.4 million in the current period and less than $300,000 in the similar prior period. Delivered volumes of natural gas for the current twelve months increased over the similar prior period by 849,000 dekatherms. Margin earned per dekatherm of gas delivered for the twelve months ended April 30, 1995, increased over the similar prior period by $.13.

Cost of gas per dekatherm of gas sold for the three months, six months and twelve months ended April 30, 1995, decreased by $.24, $.22 and $.14, respectively, compared with similar prior periods, primarily due to reduced commodity gas costs, a lower demand cost component and a change in the sales mix between industrial sales and industrial transportation. Certain large-volume customers purchase gas directly from gas producers or third-party gas marketers and transport it through the Company's distribution system. The Company does not include in its operating revenues and cost of gas the commodity cost of this transported gas. Transportation volumes as a percentage of total industrial volumes was 66% for the three months and 58% for the six and twelve months ended April 30, 1995, as compared with 19%, 17% and 26%, respectively, for the similar prior periods. Changes in purchased gas costs from suppliers have no significant impact on margin as the Company recovers 100% of its prudently incurred gas costs through various regulatory mechanisms.

Operations and maintenance expenses for the three months, six months and twelve months ended April 30, 1995, increased over similar prior periods primarily due to increases in maintenance and repairs of mains, uncollectible accounts, rents and leases, outside labor, payroll and employee benefit costs.

Depreciation expense for the three months, six months and twelve months ended April 30, 1995, increased over similar prior periods due to the growth of plant in service and to increases in depreciation rates for North Carolina operations effective November 1, 1994.

General taxes for the three months, six months and twelve months ended April 30, 1995, increased over similar prior periods primarily due to increases in property taxes from rate increases and additions to taxable property and to increases in payroll taxes. These increases were partially offset by decreases in gross receipts taxes resulting from decreased revenues.

Other income for the three months ended April 30, 1995, increased over the similar prior period primarily due to increases in earnings from propane operations and energy marketing services which were partially offset by a decrease in earnings from merchandise operations. Other income for the six months and twelve months ended April 30, 1995, decreased from similar prior periods primarily due to decreases in earnings from merchandise and propane operations. Propane operations were negatively impacted by the warmer-than-normal weather noted above. These decreases were partially offset by increases in earnings from energy marketing services and in the allowance for funds used during construction.

Utility interest charges for the three months, six months and twelve months ended April 30, 1995, increased over similar prior periods due to increases in the amounts of debt and refunds due customers outstanding and to increases in short- term interest rates.

                    PART II.  OTHER INFORMATION

Item 5.  Other Information

Expansion of Services

As previously reported, the Company filed a petition in September 1994 with the North Carolina Utilities Commission (NCUC) for a certificate of public convenience and necessity to serve four counties in North Carolina not presently receiving natural gas service. The Company estimates that the expansion would require capital expenditures of $57.7 million over a period of five years. The Company has filed applications to establish an expansion fund and to place $14.8 million of supplier refunds into this fund. The Company has also requested permission to use the $14.8 million to offset a portion of the cost of the construction in the four counties. Another company, not currently providing natural gas service in North Carolina or elsewhere, has also filed an application to serve the four counties; however, this company did not request permission to use expansion funds. Hearings have been held before the NCUC on the various applications; however, no decisions have been rendered and the outcome of these hearings is not presently determinable.

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

Pursuant to rules and regulations of the Tennessee Public Service Commission
(TPSC), the Company is permitted to pass through to its customers any transition costs, including GSR costs. Effective November 1, 1993, the Company began recovering transition costs assessed by Tennessee Gas Pipeline Company through purchased gas adjustment procedures approved by the TPSC. A group of the Company's industrial customers filed a complaint with the TPSC challenging the Company's allocation methodology for these transition costs. On March 31, 1995, the TPSC approved a settlement which allows the Company to continue to recover all of its transition costs through its gas recovery mechanism under a new allocation methodology.

General Rate Matters

On May 8, 1995, the Company filed a general rate case with the Public Service Commission of South Carolina to increase its rates by $8.8 million annually. Also included in this application is a request to increase depreciation rates. If approved, rates would become effective November 1, 1995.

LNG Project

On June 1, 1995, the Company and Transcontinental Gas Pipe Line Corporation (Transco), a subsidiary of The Williams Companies, Inc., signed a letter of intent to form Pine Needle LNG Company. The Company and Transco plan to seek approval from the FERC to construct, own and operate a liquified natural gas
(LNG) peak demand facility in North Carolina. Pending FERC approval, construction will begin in early 1997, to be completed in mid-1999 in time for withdrawal service to begin in the 1999 winter heating season. The facility, estimated to cost $107 million, will be located near Transco's mainline in North Carolina and will have storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. The facility will provide peak demand and storage service to the Company and other customers on Transco's pipeline system, primarily in the southeast market area. Pine Needle LNG Company plans to seek non-recourse project financing for the facility investment. Affiliates of the Company and Transco will each own 50% of the LNG facility, with Transco serving as operator and dispatch agent.

New Director

Effective June 2, 1995, Ned R. McWherter, former Governor of Tennessee, was elected to the Board of Directors of the Company to fill a vacancy created when the Board was expanded from nine members to ten. Mr. McWherter will stand for reelection to the Board at the annual meeting of shareholders scheduled for February 1996.


Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits -

            12    Computation of Ratio of Earnings to Fixed Charges.

            27 Financial Data Schedule (for Securities and Exchange Commission use only).

(b)         Reports on Form 8-K -

            On February 27, 1995, the Company filed a Form 8-K to report unaudited financial results of operations for the periods ended January 31, 1995, and to report an increase in the quarterly dividend on common stock to 27 1/2 cents per share from 26 cents per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PIEDMONT NATURAL GAS COMPANY, INC.
                                       (Registrant)



Date June 12, 1995                 /s/ David J. Dzuricky
    ----------------          --------------------------------
                                    David J. Dzuricky
                             Senior Vice President-Finance
                             (Principal Financial Officer)



Date June 12, 1995                 /s/ Barry L. Guy
    ----------------          --------------------------------
                                    Barry L. Guy
                             Vice President and Controller
                             (Principal Accounting Officer)