Form 10-Q
period 1995-07-31
PIEDMONT NATURAL GAS CO INC
filed 1995-09-11
CIK 78460

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------

Commission file number 1-6196
                       ------

                       PIEDMONT NATURAL GAS COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                        56-0556998
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1915 Rexford Road, Charlotte, North Carolina                          28211
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code           704-364-3120
                                                  ------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at September 5, 1995
-----------------------------                   --------------------------------
Common Stock, no par value                                 28,742,145


================================================================================
                               Page 1 of 11 pages

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                             (in thousands)
              ---------------------------------------------------

                                                                July 31,         October 31,
            ASSETS                                                1995              1994
            ------                                                ----              ----
Utility Plant, at original cost                                $1,036,554         $978,218
   Less accumulated depreciation                                  265,451          243,325
                                                               ----------         --------
       Utility plant, net                                         771,103          734,893
                                                               ----------         --------

Other Physical Property (net of accumulated
   depreciation of $12,605 in 1995 and $11,753
   in 1994)                                                        25,608           25,188
                                                               ----------         --------

Current Assets:
   Cash and cash equivalents                                        7,212            6,523
   Restricted cash                                                 17,776           14,961
   Receivables (less allowance for doubtful
       accounts of $3,170 in 1995 and $947
       in 1994)                                                    28,993           22,597
   Gas in storage                                                  32,325           44,725
   Deferred cost of gas                                             2,551            5,162
   Refundable income taxes                                              -           10,194
   Other                                                           10,457           13,231
                                                               ----------         --------
       Total current assets                                        99,314          117,393
                                                               ----------         --------

Deferred Charges and Other Assets                                  24,640           10,296
                                                               ----------         --------

   Total                                                       $  920,665         $887,770
                                                               ==========         ========
          CAPITALIZATION AND LIABILITIES
          ------------------------------

Capitalization:
   Common stock equity:
       Common stock                                            $  228,864         $187,592
       Retained earnings                                          137,176          114,400
                                                               ----------         --------
          Total common stock equity                               366,040          301,992
   Long-term debt                                                 312,000          313,000
                                                               ----------         --------
          Total capitalization                                    678,040          614,992
                                                               ----------         --------

Current Liabilities:
   Current maturities of long-term debt and
       sinking fund requirements                                    5,000            5,000
   Notes payable                                                   17,000           63,500
   Accounts payable                                                35,776           35,903
   Deferred income taxes                                            9,388           11,314
   Taxes accrued                                                   (1,312)           8,019
   Refunds due customers                                           36,385           22,124
   Other                                                           15,729           18,183
                                                               ----------         --------
       Total current liabilities                                  117,966          164,043
                                                               ----------         ---------
Deferred Credits and Other Liabilities                            124,659          108,735
                                                               ----------         --------

   Total                                                       $  920,665         $887,770
                                                               ==========         ========



See notes to condensed consolidated financial statements.

             PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                 Condensed Statements of Consolidated Income
                                (in thousands)
             ---------------------------------------------------

                                                      Three Months             Nine Months              Twelve Months
                                                         Ended                   Ended                      Ended
                                                        July 31                 July  31                   July 31
                                                      ------------             -----------              -------------

                                                    1995        1994        1995          1994        1995        1994
                                                    ----        ----        ----          ----        ----        ----
Operating Revenues                                 $61,649     $70,641    $443,516      $508,559    $510,310    $578,994
Cost of Gas                                         26,447      38,169     222,705       306,611     256,669     346,124
                                                   -------     -------    --------      --------    --------    --------

Margin                                              35,202      32,472     220,811       201,948     253,641     232,870
                                                   -------     -------    --------      --------    --------    --------

Other Operating Expenses:
  Operations                                        23,667      22,262      71,266        67,926      96,025      90,387
  Maintenance                                        4,376       4,026      12,100        11,387      16,239      15,641
  Depreciation                                       7,982       6,031      23,727        18,093      30,205      23,611
  General Taxes                                      5,361       5,183      21,923        21,383      27,105      26,062
  Income Taxes                                      (5,481)     (4,562)     26,848        25,022      20,884      20,692
                                                   -------     -------    --------      --------    --------    --------
     Total other operating expenses                 35,905      32,940     155,864       143,811     190,458     176,393
                                                   -------     -------    --------      --------    --------    --------


Operating Income                                      (703)       (468)     64,947        58,137      63,183      56,477
Other Income, Net                                     (801)       (623)      3,332         4,173       4,104       4,827
                                                   --------    --------   --------      --------    --------    --------
Income Before Utility Interest Charges              (1,504)     (1,091)     68,279        62,310      67,287      61,304
Utility Interest Charges                             7,321       6,148      22,845        18,818      29,839      24,779
                                                   -------     -------    --------      --------    --------    --------

Net Income                                         $(8,825)    $(7,239)   $ 45,434      $ 43,492    $ 37,448    $ 36,525
                                                   ========    ========   ========      ========    ========    ========

Average Shares of Common Stock
  Outstanding                                       28,644      26,398      27,596        26,291      27,322      26,242

Earnings Per Share of Common Stock                 $ (0.31)    $ (0.27)   $   1.65      $   1.65    $   1.37    $   1.39

Cash Dividends Declared Per Share
  of  Common Stock                                 $ 0.275     $ 0.260    $  0.810      $  0.765    $   1.07    $   1.01



See notes to condensed consolidated  financial statements.

             PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
               Condensed Statements of Consolidated Cash Flows
                                (in thousands)
        --------------------------------------------------------------

                                                                  Three Months              Nine Months            Twelve Months
                                                                     Ended                     Ended                  Ended
                                                                    July 31                   July 31                July 31
                                                                  ------------              -----------            -------------
                                                                1995        1994         1995         1994        1995       1994
                                                                ----        ----         ----         ----        ----       ----
Cash Flows from Operating Activities:
       Net income                                             $ (8,825)   $ (7,239)     $ 45,434    $ 43,492   $  37,448   $ 36,525
       Adjustments to reconcile net
          income to net cash provided
          by operating activities:
          Depreciation, amortization and other                   8,980       6,936        26,705      20,696      34,147     27,016
          Other, net                                             3,657       1,157         7,888     (10,945)      8,917    (16,919)
          Change in operating assets and
            liabilities                                        (13,554)    (14,463)       23,219      37,604       4,290     21,441
                                                              ---------   ---------     --------    --------   ---------   --------
       Net cash provided by (used in) operating activities      (9,742)    (13,609)      103,246      90,847      84,802     68,063
                                                              ---------   ---------     --------    --------   ---------   --------

Cash Flows from Investing Activities:
       Utility construction expenditures                       (23,737)    (26,785)      (69,924)    (67,739)   (105,718)   (92,571)
       Other                                                      (711)       (657)       (1,964)     (2,966)     (2,866)    (3,858)
                                                              ---------   --------      --------    --------   ---------   --------
       Net cash used in investing activities                   (24,448)    (27,442)      (71,888)    (70,705)   (108,584)   (96,429)
                                                              --------    --------      --------    --------   ---------   --------

Cash Flows from Financing Activities:
       Increase (Decrease) in bank loans, net                   17,000      35,000       (46,500)     (7,000)    (18,000)     6,000
       Issuance of long-term debt                                    -           -             -           -      40,000     45,000
       Retirement of long-term debt                             (1,000)     (1,000)       (1,000)     (1,000)     (5,000)    (5,000)
       Sale of common stock, net of expenses                         -           -        33,155           -      33,155          -
       Issuance of common stock through dividend
          reinvestment and employee stock plans                  2,290       2,268         6,335       6,507       8,289      8,353
       Dividends paid                                           (7,873)     (6,861)      (22,659)    (20,106)    (29,548)   (26,498)
                                                              --------    --------      --------    --------   ---------   --------

       Net cash provided by (used in) financing activities      10,417      29,407       (30,669)    (21,599)     28,896     27,855
                                                              --------    --------      ---------   ---------  ---------   --------

Net Increase (Decrease) in Cash and Cash
       Equivalents                                             (23,773)    (11,644)          689      (1,457)      5,114       (511)
Cash and Cash Equivalents at Beginning
       of Period                                                30,985      13,742         6,523       3,555       2,098      2,609
                                                              --------    --------      --------    --------   ---------   --------

Cash and Cash Equivalents at End of
  Period                                                      $  7,212    $  2,098      $  7,212    $  2,098   $   7,212     $2,098
                                                              ========    ========      ========    ========   =========   ========

Cash Paid During the Period for:
       Interest                                               $  8,034    $  6,337      $ 21,236    $ 18,088   $  27,476   $ 24,495
       Income taxes                                           $    950    $  3,075      $ 30,001    $ 26,414   $  30,701   $ 26,471

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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at July 31, 1995, and October 31, 1994, and the results of its operations and its cash flows for the three months, nine months and twelve months ended July 31, 1995 and 1994.

3. The Company's business is seasonal in nature. The results of operations for the three- and nine-month periods ended July 31, 1995, are not necessarily indicative of the results to be expected for the full year.

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

Because of the seasonal nature of the natural gas business, a substantial portion of the Company's earnings are realized in the winter period which is the first six months of the fiscal year. Injections of natural gas into storage occur during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31). Due to this seasonality, the inventory of stored gas was reduced due to the demand for gas during the winter season and receivables increased from October 31, 1994, to July 31, 1995.

On May 16, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission for $150 million of debt securities, including $20 million from a previously filed shelf registration. The registration statement became effective on August 14. The Company anticipates drawing from this shelf registration in the fall of 1995; however, the amount and timing will depend on capital requirements and financial market conditions. It is anticipated that the net proceeds from the sale of the debt securities will be used for general corporate purposes, including construction of additional facilities, the repayment of short-term debt and working capital needs.

In order to sustain its approximately 6% current annual growth in customer base, the Company has a substantial capital expansion program. The capital expansion program is dependent on the Company's continuing ability to generate the necessary funds required for this growth. Utility construction expenditures for the nine and twelve months ended July 31, 1995, were $71.1 million and $107.9 million, respectively, as compared with $69 million and $94.1 million, respectively, for similar prior periods.

At July 31, 1995, the Company's capital structure consisted of long-term debt of 46% and common equity of 54%.

Results of Operations

Margin for the three months ended July 31, 1995, increased $2.7 million compared with the same period last year due to regulatory rate changes which increased rates and updated gas cost components. Although not a significant factor for third quarter operations, degree days for the three months ended July 31, 1995, were 51% less than degree days in the similar prior period. Delivered volumes of natural gas for the current three-month period increased over the similar prior period by 187,000 dekatherms, less than 1%. Margin earned per dekatherm of gas delivered for the three months ended July 31, 1995, increased over the similar prior period by $.12.

Margin for the nine months ended July 31, 1995, increased $18.9 million compared with the same period last year due to regulatory rate changes which increased rates and updated gas cost components. Weather for the nine months ended July 31, 1995, was 12% warmer than the similar prior period. As a result, the weather normalization adjustment (WNA), in effect from November 1 through March 31, increased operating revenues by $10.4 million for the nine months ended July 31, 1995, as compared with an increase of $112,000 for the similar prior period. Delivered volumes of natural gas for the current nine months decreased from the similar prior period by 1.4 million dekatherms, approximately 1%. Margin earned per dekatherm of gas delivered for the nine months ended July 31, 1995, increased over the similar prior period by $.21.

Margin for the twelve months ended July 31, 1995, increased $20.8 million compared with the similar prior period due to regulatory rate changes and the impact of the WNA. Weather for the twelve months ended July 31, 1995, was 12% warmer than the similar prior period. The WNA increased operating revenues by $10.4 million in the current period and $107,000 in the similar prior period. Delivered volumes of natural gas for the current twelve months increased over the similar prior period by 86,000 dekatherms, less than 1%. Margin earned per dekatherm of gas delivered for the twelve months ended July 31, 1995, increased over the similar prior period by $.17.

Cost of gas per dekatherm of gas sold for the three months, nine months and twelve months ended July 31, 1995, decreased by $.52, $.27 and $.22, respectively, compared with similar prior periods. Changes in purchased gas costs from suppliers have no significant impact on margin as the Company recovers 100% of its prudently incurred gas costs through various regulatory mechanisms. The above decreases were primarily due to reduced commodity gas costs and a lower demand cost component. The cost of gas per dekatherm of gas sold is also impacted by changes in the mix between industrial sales and industrial transportation. Certain large-volume customers purchase gas directly from gas producers or third-party gas marketers and transport it through the Company's distribution system. The Company does not include in its operating revenues and cost of gas the commodity cost of this transported gas. Transportation volumes as a percentage of total industrial volumes were 64% for the three months, 60% for the nine months and 61% for the twelve months ended July 31, 1995, as compared with 50%, 27% and 30%, respectively, for similar prior periods.

Operations and maintenance expenses for the three months, nine months and twelve months ended July 31, 1995, increased over similar prior periods primarily due to increases in maintenance and repairs of mains, rents and leases, outside labor, payroll and employee benefit costs.

Depreciation expense for the three months, nine months and twelve months ended July 31, 1995, increased over similar prior periods due to the growth of plant in service and to increases in depreciation rates for North Carolina operations effective November 1, 1994.

General taxes for the three months, nine months and twelve months ended July 31, 1995, increased over similar prior periods primarily due to increases in property taxes from rate increases and additions to taxable property and to increases in payroll taxes. These increases were partially offset by decreases in gross receipts taxes resulting from decreased revenues.

Other income for the three months, nine months and twelve months ended July 31, 1995, decreased from similar prior periods primarily due to decreases in earnings from merchandise and propane operations. Propane operations were negatively impacted by the warmer-than-normal weather noted above. Compared with similar prior periods, the allowance for funds used during construction (AFUDC) for the three-month and nine-month periods ended July 31, 1995, was down due to changes in rates and decreases in the balances on which AFUDC is computed. These decreases in other income were partially offset by increases in earnings from energy marketing services and interest earned on temporary cash investments.

Utility interest charges for the three months, nine months and twelve months ended July 31, 1995, increased over similar prior periods due to increases in the amounts of debt and refunds due customers outstanding and to increases in short-term interest rates.

                          PART II.  OTHER INFORMATION

Item 5.  Other Information

Expansion of Services

As previously reported, the Company filed a petition in September 1994 with the North Carolina Utilities Commission (NCUC) for a certificate of public convenience and necessity to serve four counties in North Carolina not presently receiving natural gas service. The Company estimated that the expansion would require capital expenditures of $57.7 million over a period of five years. The Company also filed applications to establish an expansion fund and place $14.8 million of supplier refunds into this fund. The Company requested permission to use the fund to offset a portion of the cost of the construction in the four counties. Another company, not currently providing natural gas service in North Carolina or elsewhere, also filed an application to serve the four counties; however, this company did not request permission to use expansion funds.

On June 19, 1995, the NCUC granted a conditional certificate to the Company to serve the four-county area which would prohibit the Company from utilizing available expansion funds. On July 10, the Company filed its exceptions to the order declining the conditional certificate and requesting that a final order be granted which would not prohibit the Company from using expansion funds. On July 20, the NCUC conditionally granted a certificate to the competing applicant. On August 17, the Company gave notice of appeal and filed its exceptions to the July 20 order. The outcome of these proceedings cannot be determined at this time.

LNG Project

As previously reported, the Company and Transcontinental Gas Pipe Line Corporation signed a letter of intent to form Pine Needle LNG Company, LLC (Pine Needle). Pine Needle has entered into letters of intent to admit other members for 25% of the interest in Pine Needle. Subject to the execution of definitive agreements, the admission of these members will result in the Company's interest in Pine Needle being reduced from 50% to 37 1/2%.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits -

            12      Computation of Ratio of Earnings to Fixed Charges.

            27 Financial Data Schedule (for Securities and Exchange Commission use only).

(b)         Reports on Form 8-K -

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PIEDMONT NATURAL GAS COMPANY, INC.
                              ----------------------------------
                                        (Registrant)



Date September 11, 1995           /s/ David J. Dzuricky
    ---------------------     ----------------------------------
                                      David J. Dzuricky
                             Senior Vice President-Finance
                             (Principal Financial Officer)



Date September 11, 1995             /s/ Barry L. Guy
    ---------------------     ---------------------------------
                                        Barry L. Guy
                             Vice President and Controller
                             (Principal Accounting Officer)