Form 10-K405
period 1995-10-31
PIEDMONT NATURAL GAS CO INC
filed 1996-01-24
CIK 78460

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K
(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended October 31, 1995
                              ----------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the Transition period from                       to
                                   --------------------      ------------------

    Commission file number 1-6196
                           ------

                       PIEDMONT NATURAL GAS COMPANY, INC.
             (Exact name of registrant as specified in its charter)
            North Carolina                                    56-0556998
--------------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     1915 Rexford Road, Charlotte, North Carolina               28211
--------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (704) 364-3120
                                                  ------------------------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 12, 1996.

                  Common Stock, no par value - $614,259,271

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at January 12, 1996
             -----                         -------------------------------
   Common Stock, no par value                       28,898,955

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders on February 23, 1996, are incorporated by reference into Part III.

                       PIEDMONT NATURAL GAS COMPANY, INC.



                          1995 FORM 10-K ANNUAL REPORT



                          ___________________________

                               TABLE OF CONTENTS

Part I.                                                                                                               Page
                                                                                                                      ----

           Item 1.      Business                                                                                        1
           Item 2.      Properties                                                                                      5
           Item 3.      Legal Proceedings                                                                               6
           Item 4.      Submission of Matters to a Vote of Security Holders                                             6

Part II.

           Item 5.      Market for Registrant's Common Equity and
                          Related Stockholder Matters                                                                   7
           Item 6.      Selected Financial Data                                                                         8
           Item 7.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                                           8
           Item 8.      Financial Statements and Supplementary Data                                                    16
           Item 9.      Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure                                                          36

Part III.

           Item 10.     Directors and Executive Officers of the Registrant                                             37
           Item 11.     Executive Compensation                                                                         39
           Item 12.     Security Ownership of Certain Beneficial Owners
                          and Management                                                                               40
           Item 13.     Certain Relationships and Related Transactions                                                 40

Part IV.

           Item 14.     Exhibits, Financial Statement Schedule, and
                        Reports on Form 8-K                                                                            41

                        Signatures                                                                                     47


                                     PART I
Item 1.  Business

         Piedmont Natural Gas Company, Inc. (the Company), originally incorporated in 1950, is an energy and services company primarily engaged in the transportation and sale of natural gas and the sale of propane to over 588,500 residential, commercial and industrial customers in North Carolina, South Carolina and Tennessee.

         The Company's utility operations serve over 540,000 natural gas customers. The Company and its non-utility subsidiaries and divisions are also engaged in acquiring, marketing and arranging for the transportation and storage of natural gas for large-volume purchasers, in retailing residential and commercial gas appliances and in the sale of propane to over 48,500 customers in the Company's three-state service area.

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

         Operating revenues shown in the consolidated financial statements represent revenues from utility operations only. Such revenues totaled $505.2 million for the year ended October 31, 1995, of which 45% was from residential customers, 27% from commercial customers, 26% from industrial customers and 2% from various sources. Revenues from non-utility operations, less related costs and income taxes, are shown in the consolidated financial statements in other income. Non-utility revenues as a percentage of total revenues, including utility operations, were 8% in 1995. No single non-utility activity accounted for greater than 6% of total revenues. Income from non-utility activities as a percentage of total net income was 9% in 1995. No single non-utility activity accounted for more than 8% of net income.


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

         The Company holds non-exclusive franchises for natural gas service in all communities where required, with expiration dates from 1996 to 2044. The earliest date at which a franchise for a major service area expires is 1999. In the Company's opinion, the franchises are adequate for the operation of its gas distribution business and do not contain restrictions which are of a materially burdensome nature. In most cases, the loss of a franchise would not have a material effect on operations. The Company has never failed to obtain the renewal of a franchise; however, this is not necessarily indicative of future action.

         The Company's utility business and its non-utility propane activities are seasonal in nature as variations in weather conditions generally result in greater earnings during the winter months. The Company normally injects natural gas into storage during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31) when sufficient quantities of flowing pipeline gas are not available to meet customer demand. During 1995, the amount of natural gas in storage varied from 7 million dekatherms (one dekatherm equals 1,000,000 BTUs) to 18.3 million dekatherms, and the aggregate commodity cost of this gas in storage varied from $14.1 million to $33.9 million.

         The following is a five-year comparison of gas sales and other statistics for the years ended October 31, 1991 through 1995:

                                                 1995           1994        1993        1992        1991
                                               --------       --------    --------    --------    --------
 OPERATING REVENUES (in thousands):
  Sales and Transportation:
    Residential                                $226,071       $236,232    $217,545    $180,479    $154,945
    Commercial                                  135,933        165,805     154,894     126,417     117,764
    Industrial                                  133,205        165,989     173,943     146,964     133,367
    Public Housing                                3,475          4,082       4,087       3,963       3,736
    For Resale                                    3,323            815           1           -           -
  Miscellaneous                                   3,216          2,431       2,290       2,079       1,736
                                               --------       --------    --------    --------    --------
      Total                                    $505,223       $575,354    $552,760    $459,902    $411,548
                                               ========       ========    ========    ========    ========

GAS DELIVERED - DEKATHERMS (in thousands):
  Residential                                    32,890         35,380      33,554      29,685      25,991
  Commercial                                     22,867         28,931      28,179      25,876      23,869
  Industrial                                     67,735         60,966      57,505      58,740      54,255
  Public Housing                                    623            713         723         765         748
  For Resale                                      1,478            140         192           -           -
                                               --------        -------     -------     -------     -------
      Total                                     125,593        126,130     120,153     115,066     104,863
                                               ========        =======     =======     =======     =======

NUMBER OF CUSTOMERS BILLED (12 month average):
  Residential                                   437,333        411,027     387,126     365,717     341,808
  Commercial                                     57,803         56,147      54,451      52,603      50,561
  Industrial                                      2,711          2,010       1,822       1,783       1,809
  Public Housing (units)                          8,785          9,834       9,268       9,964      10,403
                                               --------        -------     -------     -------     -------
      Total                                     506,632        479,018     452,667     430,067     404,581
                                               ========        =======     =======     =======     =======

                                                  1995         1994       1993        1992          1991
                                               --------       --------    --------    --------     --------
AVERAGE PER RESIDENTIAL CUSTOMER:
  Gas Used - Dekatherms                           75.21          86.08       86.67       81.17       76.04
  Revenue                                      $ 516.93       $ 574.74    $ 561.95    $ 493.49     $453.31
  Revenue Per Dekatherm                           $6.87          $6.68       $6.48       $6.08       $5.96

COST OF GAS (in thousands):
  Natural Gas Purchased                        $155,683       $242,609    $267,217    $211,492     $173,451
  Liquefied Petroleum Gas (LPG)                      60            204           -         138           55
  Transportation Gas Received (Not
    Delivered)                                     (181)          (616)       (216)        627          187
  Natural Gas Withdrawn from
    (Injected into) Storage, net                  6,094          4,106        (894)    (10,344)       1,141
  Other Storage                                     860          1,058         316         901          620
  Other Adjustments                              85,051         93,214      62,465      50,955       65,847
                                               --------       --------    --------    --------     --------
      Total                                    $247,567       $340,575    $328,888    $253,769     $241,301
                                               ========       ========    ========    ========     ========

COST OF GAS PER DEKATHERM OF GAS SOLD          $   2.95       $   3.29    $   3.11    $   2.64     $   2.90

SUPPLY AVAILABLE FOR DISTRIBUTION - DEKATHERMS (in thousands):
  Natural Gas Purchased                          86,372        106,556     106,507     101,539       85,286
  LPG                                                13             52           -          49           34
  Transportation Gas                             41,589         22,299      14,281      19,181       21,631
  Natural Gas Withdrawn from (Injected
    into) Storage, net                             (750)        (1,646)        (41)     (4,072)      (1,340)
  Other Storage                                     (15)            25          33         221           54
  Company Use                                      (118)          (159)       (171)       (148)        (128)
                                                -------        -------     -------     -------      -------
      Total                                     127,091        127,127     120,609     116,770      105,537
                                                =======        =======     =======     =======      =======

UTILITY CAPITAL EXPENDITURES (in thousands)    $100,825       $105,787     $84,242     $73,776      $68,803

GAS MAINS - MILES OF 3" EQUIVALENT               16,700         16,300      15,900      15,620       15,300

DEGREE DAYS - SYSTEM AVERAGE:
  Normal                                          3,617          3,630       3,637       3,648        3,669
  Actual                                          3,144          3,567       3,659       3,369        2,934
  Percentage of Actual to Normal                    87%            98%        101%         92%          80%

PROPANE OPERATIONS:
  Revenues (in thousands)                       $33,414        $34,972     $32,120     $29,689      $25,226
  Volumes Sold (gallons in millions)               38.4           41.3        37.2        34.1         27.8
  Customers (at year end)                        48,500         46,900      42,600      40,200       36,800


         During 1995, the Company delivered 125.6 million dekatherms of natural gas to its customers, of which 41.5 million dekatherms were transported for the Company's largest industrial customers. This compares with 126.1 million dekatherms delivered in 1994, of which 22.5 million dekatherms were transported.

         Sales to temperature-sensitive customers, whose consumption varies with the weather, were 56.4 million dekatherms in 1995, compared with 65 million dekatherms in 1994. Weather which was 13% warmer than normal was experienced in 1995, compared with 2% warmer-than-normal weather in 1994. The Company sold or transported 67.7 million dekatherms to industrial users in 1995, compared with 61 million dekatherms in 1994. Industrial sales are the most price-sensitive of the Company's markets and are largely a function of the Company's ability to obtain reliable supplies of natural gas competitively priced with other industrial fuels.

         Except as set forth below, all natural gas distributed by the Company is transported to the Company by one of five interstate pipelines, Transcontinental Gas Pipe Line Corporation (Transco), Tennessee Gas Pipeline Company (Tennessee Pipeline), Texas Eastern Transmission Corporation (Texas Eastern), Columbia

Gas Transmission Company (Columbia Gas) and Columbia Gulf Transmission Corporation (Columbia Gulf).

         As of November 1, 1995, suppliers have contracted to provide the following daily pipeline capacity in dekatherms of natural gas:

  Transco                                                                                            423,200
  Tennessee Pipeline                                                                                  74,100
  Texas Eastern                                                                                        1,700
  Columbia Gas (through arrangements with Transco and Columbia Gulf)                                  23,000
  Columbia Gulf                                                                                        5,000
  Conoco, Inc. (limited term) (transported through Transco)                                           11,100
                                                                                                     -------
    Total                                                                                            538,100
                                                                                                     =======

         The Company has the following additional daily peaking capacity in dekatherms of natural gas to meet the firm demands of its markets. This availability varies from 10 days to 365 days.

  Liquefied natural gas                                                                              220,000
  Liquefied petroleum gas                                                                              6,000
  Transco                                                                                             86,000
  Columbia Gas                                                                                        42,000
  Tennessee Pipeline                                                                                  55,900
  Other                                                                                               25,000
                                                                                                     -------
    Total                                                                                            434,900
                                                                                                     =======

         The Company utilizes a "best cost" gas purchasing philosophy that seeks to purchase gas on a short- or long-term basis by weighing cost against supply security and reliability factors. Of the 86.4 million dekatherms of natural gas purchased by the Company in 1995, approximately 6% was purchased under short-term contracts of less than one year, 11% under contracts of from one to three years and 83% under contracts of over three years. The majority of these purchases was from non-pipeline sources.

         The Company owns or has under contract 19.6 million dekatherms of storage capability, either in the form of underground storage or liquefied natural gas. This capability is used to supplement regular pipeline supplies on colder winter days when demand increases.

         For further information on gas supply and regulation, see "Gas Supply and Rate Proceedings" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

         Currently, approximately 36% of the Company's annual gas deliveries are being made to industrial or large commercial customers who have the capability to burn a fuel other than natural gas. The alternate fuels are primarily fuel oil or propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including governmental regulations, the availability of gas from suppliers and the price of gas as compared with alternate fuels.

         Filed tariffs with the NCUC, the PSCSC and the TPSC permit the Company to reduce its filed rates to meet competition. During 1995, the Company negotiated $4.6 million of rates to industrial and large commercial customers in North Carolina and

South Carolina. The Company was able to recover these negotiated rates by purchasing and arranging interstate pipeline transportation for gas purchased at lower costs than that included in the Company's filed tariffs under procedures approved by the Federal Energy Regulatory Commission and state regulatory agencies. The ability to continue to offset revenue losses if prices of competitive fuels fall below the price of natural gas in the Company's tariffs depends on a number of factors, including the ability to obtain competitively priced gas from suppliers, the ability to obtain transportation for gas purchased from suppliers other than regulated pipelines, the ability of customers to obtain pipeline transportation for customer-owned gas and continued regulatory approval of these procedures.

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

          During 1995, the Company's largest customer contributed $11 million, or 2%, to revenues.

         The amount of research and development costs incurred in connection with Company-sponsored research is immaterial. The Company contributes to gas industry-sponsored research projects; however, the amounts contributed to such projects are minimal.

         Compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or competitive position during 1995. For further information on environmental issues, see "Environmental Matters" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

         As of October 31, 1995, the Company had 1,983 employees, compared with 1,968 employees as of October 31, 1994.

Item 2.  Properties

         The Company's properties consist primarily of distribution systems and related facilities to serve its utility customers. The Company has constructed and owns approximately 488 miles of lateral pipelines up to 16 inches in diameter which connect the distribution systems of the Company with the transmission systems of its pipeline suppliers. Natural gas is distributed through approximately 16,700 miles (three-inch equivalent) of distribution mains. The lateral pipelines and distribution mains are located on or under public streets and highways, or private property with the permission of the individual owners.

         The Company either owns or leases for varying periods district and regional offices for its utility and non-utility operations.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

         (a) The Company's Common Stock is traded on the New York Stock Exchange (NYSE). The following table provides information with respect to the high and low sales prices on the NYSE (symbol PNY) for each quarterly period for the years ended October 31, 1995 and 1994.

  1995                High               Low                 1994               High               Low
----------            ----               ---              ----------            ----               ---
January 31            20 1/8             18               January 31            25 1/2             19 3/8
April 30              21 3/8             18 3/4           April 30              23 3/8             19 5/8
July 31               21 3/4             19 5/8           July 31               21 7/8             19 3/8
October 31            23                 19 1/2           October 31            21 3/4             19 1/2


         (b) As of January 12, 1996, the Company's Common Stock was owned by 12,442 shareholders of record.


         (c) Information with respect to quarterly dividends paid on the Company's Common Stock for the years ended October 31, 1995 and 1994, is as follows:

             Dividends Paid                           Dividends Paid
  1995        Per Share                   1994        Per Share
--------      --------------             ------       --------------
January 31      26  c.                   January 31      24.5c.
April 30        27.5c.                   April 30        26  c.
July 31         27.5c.                   July 31         26  c.
October 31      27.5c.                   October 31      26  c.

               The Company's charter and note agreements under which long-term debt was issued contain provisions which restrict the amount of cash dividends that may be paid on Common Stock. As of October 31, 1995, all of the Company's retained earnings was free of such restrictions.

Item 6.  Selected Financial Data

         Selected financial data for the years ended October 31, 1991 through 1995, is as follows:

                                                          1995         1994         1993         1992           1991
                                                          ----         ----         ----         ----           ----
                                                                  (in thousands except per share amounts)
Margin                                                  $257,656     $234,779     $223,872     $206,133       $170,247
Operating Revenues                                      $505,223     $575,354     $552,760     $459,902       $411,548
Net Income                                              $ 40,310     $ 35,506     $ 37,534     $ 35,310       $ 20,552
Earnings per Share of Common Stock                      $   1.45     $   1.35     $   1.45     $   1.39       $    .88
Cash Dividends Declared Per Share of
  Common Stock                                          $  1.085     $  1.025     $   .965     $    .91       $    .87
Average Shares of Common Stock Outstanding                27,890       26,346       25,960       25,345         23,282
Total Assets                                            $964,895     $889,233     $797,748     $724,865       $666,490
Long-Term Debt (less current maturities)                $361,000     $313,000     $278,000     $231,300       $220,525
Rate of Return on Average Common Equity                    12.27%       12.10%       13.65%       14.02%          9.45%
Long-Term Debt to Capitalization Ratio                     50.42%       50.89%       49.38%       46.62%         48.02%


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

         The Company has committed bank lines of credit totaling $57 million to finance current cash requirements. Additional uncommitted lines are also available on an as needed, if available, basis. Borrowings under the lines include bankers' acceptances, transactional borrowings and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. The gas distribution business is highly seasonal and requires the use of short-term debt at times to meet working capital requirements and to temporarily finance construction pending the issuance of long-term debt or equity. Borrowings against the lines of credit during 1995 ranged from zero to a high of $78 million in January.

         The Company had $368 million of long-term debt outstanding at October 31, 1995. Annual sinking fund requirements and maturities of this debt are $7 million in 1996, $10 million in each of the next four years and $321 million thereafter. Long-term debt retired in 1995 totaled $5 million.

         On March 28, 1995, the Company sold 1,725,000 shares of Common Stock in a public offering which resulted in net proceeds of $33.2 million. The proceeds were used for general corporate purposes, including construction of additional facilities, the repayment of short-term debt and working capital needs.

         On May 16, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission for $150 million of debt securities,
including $20 million from a previously filed shelf registration.   On
September 28, 1995, the Company sold $55 million of 7.40% Medium-Term Notes due 2025 under the shelf registration. Proceeds from the sale were used to reduce short-term debt. The notes are to be redeemed in a single payment at maturity.

         At October 31, 1995, the Company's capitalization ratio consisted of 50% long-term debt and 50% common equity. The embedded cost of long-term debt at October 31, 1995, was 8.52%. The return on average common equity in 1995 was 12.27%.

         Cash provided from operations and from financing was sufficient to fund investing activities, largely utility and non-utility construction, payments of debt principal and interest and dividend payments to shareholders.

         Although local gas distribution companies (LDCs), such as the Company, are generally concerned about the impact of the ability of a large commercial or industrial customer to bypass their systems, the Company does not presently view bypass from existing commercial and industrial customers as a major liquidity issue.

         In order to sustain its approximately 6% annual growth in customer base, the Company's capital expansion program is very important in meeting the
growth in the demand for natural gas.   Capital expenditures for 1995 totaled
$100.8 million for utility operations and $3 million for non-utility activities. Capital expenditures totaling $98.1 million for utility operations and $3.5 million for non-utility activities are budgeted for 1996. Cash requirements to fund these expenditures and to fund interest and sinking fund payments and dividends are expected to be provided by internally generated cash, issuance of Common Stock through dividend reinvestment and stock purchase plans, short-term bank borrowings and issuance of long-term debt.

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

         The Company has been operating in an unbundled environment with all of its interstate pipelines for several years under FERC Order 636. This order required the interstate pipelines to price separately the gas sales, transportation and storage services provided by them and to transport gas to their customers. The Company has not experienced any major operating problems due to Order 636. In the Company's opinion, present rules and regulations of the NCUC, the PSCSC and the TPSC permit the Company to pass through to its customers any interstate pipeline capacity and storage service costs and any other costs that may be incurred under Order 636. Through 1995, the Company has recovered such costs through purchased gas adjustment procedures.

         The Company is permitted to recover 100% of its prudently incurred gas costs, subject to annual prudence reviews covering an historical twelve-month period, in all three states in which the Company operates. For the latest applicable twelve-month period, the NCUC, the TPSC and the PSCSC found the Company to be prudent in its gas purchasing practices and allowed 100% recovery of its gas costs.

         Certain supplier refunds attributable to North Carolina operations are being held by the Company for possible inclusion in an expansion fund as legislated by the General Assembly of North Carolina to extend natural gas service to unserved areas of the state. As ordered by the NCUC, these refunds are invested in short-term U.S. Treasury securities pending the establishment of an expansion fund. Additionally, other supplier refunds are being held by the Company for possible inclusion in an expansion fund. Such refunds, including interest earned to date, are included in restricted cash.

         In September 1994, the Company filed a petition with the NCUC for a certificate of public convenience and necessity to serve four counties in North Carolina which are not presently receiving natural gas service. The Company estimated that the expansion would require capital expenditures of $57.7 million over a period of five years and would result in the addition of approximately 10,000 customers. The Company also filed an application to establish an expansion fund and place $14.8 million of supplier refunds into this fund. The Company requested permission to use the fund to offset a portion of the cost of the construction in the four counties. Another company, not currently providing natural gas service in North Carolina or elsewhere, also filed an application to serve the four counties; however, this company did not request permission to use expansion funds.

         On June 19, 1995, the NCUC granted a conditional certificate to the Company to serve the four-county area but prohibited the Company from utilizing available expansion funds. On July 10, the Company filed its exceptions to the order declining the conditional certificate and requesting that a final order be granted which would not prohibit the Company from using expansion funds. On July 20, the NCUC granted a conditional certificate to the competing applicant. On August 17, the Company gave notice of appeal and filed its exceptions to the July 20 order. Following further motions and responses by all parties involved, a hearing was held on December 12 to determine whether the conditions of the certificate were met and whether an unconditional certificate should be granted to the competing applicant. The outcome of these proceedings cannot be determined at this time.

         In October 1994, the NCUC issued an order permitting the Company to increase its rates in North Carolina, effective November 1, 1994, by $5.2 million annually. In February 1995, the NCUC approved an annual increase in rates of $1.8 million to cover the Company's investment and operating costs associated with Cardinal Pipeline Company, L.L.C. See Other Matters.

         In October 1994, the TPSC issued an order permitting the Company to increase its rates in Tennessee, effective October 28, 1994, by $6.8 million annually.

         In November 1995, the PSCSC issued an order permitting the Company to increase its rates in South Carolina, effective November 7, 1995, by $7.8 million annually. A petition filed by the Consumer Advocate for the State of South Carolina for rehearing and reconsideration of the order was denied by the PSCSC.

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

Results of Operations

         Net income for 1995 was $40.3 million, compared with $35.5 million in 1994 and $37.5 million in 1993. The increase in net income in 1995, compared with 1994, was primarily due to regulatory rate changes which increased rates and updated gas cost components, partially offset by increases in operating expenses and utility interest charges. The decrease in net income in 1994, compared with 1993, was primarily due to increases in operations and maintenance expenses, general taxes and utility interest charges, partially offset by higher rates billed, increased delivered volumes to residential and industrial customers and increased earnings from propane operations. Volumes of gas delivered to customers decreased slightly to 125.6 million dekatherms in 1995, compared with 126.1 million dekatherms in 1994 and 120.2 million dekatherms in 1993. Compared with the prior year, weather in the Company's service area was 12% and 3% warmer in 1995 and 1994, respectively, and 9% colder in 1993.

         Operating revenues were $505.2 million in 1995, $575.4 million in 1994 and $552.8 million in 1993. The decrease in 1995 from 1994 was primarily due to the shift from sales of gas to transportation on which there is no commodity cost included in revenues and to a net decrease in rates charged to customers. Even though general rate increases were in effect in two states for 1995, such increases were offset by decreases in the gas cost components. The average number of customers billed increased 6% in 1995 over 1994. The increase in operating revenues in 1994 over 1993 was primarily due to higher rates billed, increased delivered volumes, particularly increased sales to weather-sensitive residential and commercial customers on which a higher margin is earned, and a 6% increase in the average number of customers billed. The weather normalization adjustment mechanism (WNA) in effect in all three states is designed to offset the impact that unusually cold or warm weather has on customer billings and operating margin. The WNA has been in effect in North Carolina and Tennessee for the past four years and in South Carolina since December 1993. Weather which was 13% warmer than normal was experienced in 1995, compared with 2% warmer-than-normal weather in 1994 and 1% colder-than-normal weather in 1993.

         For competitive reasons, the Company has for several years negotiated rates to industrial customers in North Carolina and South Carolina with alternate fuel capabilities. The Company has been able to offset such lower negotiated rates through decreases in the cost of gas paid to suppliers. Therefore, negotiation has resulted in reduced revenues but has not reduced margin. The Company negotiated $4.6 million of rates in 1995. The ability to offset negotiated margin reductions through savings in the cost of gas is subject to continuing regulatory approval.

         Cost of gas was $247.6 million in 1995, $340.6 million in 1994 and $328.9 million in 1993. The decrease in 1995 from 1994 was primarily due to lower prices from suppliers and the shift from sales to transportation as noted above. The increase in 1994, compared with 1993, was primarily due to the increase in delivered volumes. Increases or decreases in purchased gas costs from suppliers had no significant impact on margin as they were passed on to customers or used to offset negotiated margin reductions as noted above.

         Margin was $257.7 million in 1995, $234.8 million in 1994 and $223.9 million in 1993. The increase in 1995, compared with 1994, was primarily due to rate increases as well as the effect of the WNA which resulted in a surcharge of $10.4 million in 1995, compared with $100,000 in 1994. The increase in margin in 1994, compared with 1993, was primarily due to growth in the customer base and industrial customer usage as well as increased sales to weather-sensitive residential and commercial customers on which a higher margin is earned. The margin earned per dekatherm of gas delivered increased by $.19 in 1995 over 1994, and remained unchanged in 1994 from 1993.

         Other operations and maintenance expenses increased from $99.5 million to $110.5 million over the three-year period 1993 to 1995. The increases were primarily due to increases in the cost of maintenance and repair of mains, rents, payroll and employee benefits.

         Depreciation expense increased from $22.2 million to $31.9 million over the three-year period 1993 to 1995 due to the growth in plant in service and to increases in depreciation rates for North Carolina operations effective November 1, 1994.

         General taxes increased from $24.1 million to $27.4 million over the three-year period 1993 to 1995 primarily due to increases in property taxes resulting from property tax rate increases and additions to taxable property, partially offset in 1995 by a decrease in gross receipts taxes resulting from decreased revenues.

         Other income, net of income taxes, was $4.5 million in 1995, $4.2 million in 1994 and $2.9 million in 1993. The increases were primarily due to increases from year to year in the allowance for equity funds used during construction, interest earned on temporary cash investments and, for 1995, earnings from energy marketing services.

         Utility interest charges were $29.5 million in 1995, $24.5 million in 1994 and $21.9 million in 1993. The increase in 1995, compared with 1994, was primarily due to increases in the balances outstanding during the year on long-term and short-term debt, higher interest rates charged on short-term debt and higher interest charged on refunds due customers. The increase in 1994, compared with 1993, was primarily due to increases in the balances of long-term debt outstanding even though at lower overall interest rates, amortization of debt expenses due to the issuance of debt in the last two years and interest charged on refunds due customers due to greater amounts outstanding.

Environmental Matters

         The Company has owned, leased or operated manufactured gas plant (MGP) facilities at 11 sites in its three-state service area. Four of these sites and a portion of two other sites are still owned by the Company and the remainder are owned by other individuals or companies. Eight of the 11 sites involve other parties who either owned the property or operated the facilities. Currently, five of the eight sites in North Carolina are on the Comprehensive Environmental Response, Compensation and Liability Act Information System target list of the Environmental Protection Agency on the recommendation of the North Carolina Department of Environment, Health, and Natural Resources (the Department). This list identifies these sites for a preliminary assessment as to the danger posed to health and the environment. The North Carolina Superfund Section is in various stages of analyses on these five sites. In June 1995, the Department placed on hold the investigation of a site in which the Company is involved which the Department had earlier placed on a priority list for investigation. The Company has not received any notification from the Department nor does it have other information which indicates significant remedial measures with respect to any of these sites. The Company has not been notified by any governmental agency in South Carolina or Tennessee with respect to MGPs in those states.

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

         The Company is in the process of evaluating and remediating sites with respect to its present or former ownership of underground tanks. As of October 31, 1995, comprehensive evaluations of underground tank sites were substantially complete. Of the 11 sites in North Carolina and South Carolina, six require corrective action and varying degrees of remediation. The Department has established a trust fund which reimburses the owner or operator for the costs of evaluating and remediating the underground tank sites in North Carolina in excess of a designated variable dollar amount per site.

         Based on a generic MGP site study and estimates determined in the underground storage tank comprehensive site evaluations, the Company has increased its liability and associated regulatory asset from $1.7 million to $3.1 million for potential future environmental costs. The ultimate cost to the Company, however, will depend on the extent of contamination found as the sites are evaluated and remediated, the time period to complete the evaluation and remediation, which could be ten years or more, and the contribution to the total evaluation and remediation costs by others.

         The three state regulatory commissions regulating the Company have authorized deferral accounting, or the creation of a regulatory asset, for
expenditures made in connection with environmental matters.   A determination
as to whether or not environmental expenditures, net of recoveries from other responsible parties, will be recovered from ratepayers will be made at the appropriate time in general rate case proceedings. In North Carolina and South Carolina, current procedures permit the Company to recover 100% of its prudently incurred MGP costs but do not permit the recovery of any carrying costs on such amounts from the time the amounts are expended until the time they are collected. Based on regulatory accounting directives and the trend in the industry for regulators to permit substantial recovery of such costs, the Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Accounting Pronouncements

         Effective November 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112). FAS 112 requires, among other things, the accrual for benefits provided to former or inactive employees after employment but before retirement and to their beneficiaries and covered dependents. Adoption of FAS 112 did not have a material impact on the Company's financial position or results of operations.

         In its fiscal year beginning November 1, 1996, the Company will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). FAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Adoption of FAS 121 is not expected to have a material impact on the Company's financial position or results of operations based on the current regulatory structure in which the Company operates.

Other Matters

         Piedmont Intrastate Pipeline Company, a wholly-owned subsidiary, is a 36% member of Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company. Cardinal was formed in cooperation with another North Carolina utility to construct, own and operate a natural gas pipeline from a connection with an interstate pipeline to facilities owned by the Company and facilities owned by the other utility company. The pipeline began operations in January 1995. In December 1995, the two members of Cardinal, the interstate pipeline and another North Carolina utility formed a new limited liability company, Cardinal Extension Company, LLC, to purchase and extend the existing pipeline. It is anticipated that the purchase and extension, which is subject to regulatory approvals, will be project financed on a non-recourse basis with estimated costs of $97 million. It is anticipated that Piedmont Intrastate's ownership in the new limited liability company will be 17% and will not require any capital contributions beyond its current investment in Cardinal.

         Piedmont Interstate Pipeline Company, a wholly-owned subsidiary, is a 35% member of Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle was formed in 1995 to construct, own and operate a liquified natural gas (LNG) peak demand facility in North Carolina. Pending FERC approval, construction of the LNG facility will begin in early 1997, to be completed in mid-1999 in time for withdrawal service in the 1999 winter heating season. The facility, estimated to cost $107 million, will be located near an interstate pipeline and will have storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. The facility will provide peak demand and storage service to the Company and other customers on the interstate pipeline's system, primarily in the southeast market area. In August 1995, Pine Needle concluded an open season for subscriptions from potential customers of the facility, at which time subscriptions were received for 361 million cubic feet per day, including a subscription from the Company for 200 million cubic feet per day. Pine Needle plans to seek non-recourse project financing for the facility investment. The interstate pipeline will serve as operator and dispatch agent.

Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements and schedules required by this Item are listed in Item 14(a)1 and 2 in Part IV of this report.

CONSOLIDATED BALANCE SHEETS
October 31, 1995 and 1994

ASSETS
                                                      1995           1994
                                                      ----           ----
                                                          (in thousands)
Utility Plant:
  Utility plant in service                        $1,045,011       $939,717
    Less accumulated depreciation                    273,350        243,325
                                                  ----------       --------
      Utility plant in service, net                  771,661        696,392
  Construction work in progress                       29,655         38,501
                                                  ----------       --------
      Total utility plant, net                       801,316        734,893
                                                  ----------       --------

Other Physical Property, at cost (net of
  accumulated depreciation of $12,869,000
  in 1995 and $11,753,000 in 1994)                    26,299         25,188
                                                  ----------       --------

Current Assets:
  Cash and cash equivalents                            5,811          6,523
  Restricted cash                                     17,948         14,961
  Receivables (less allowance for doubtful
    accounts of $972,000 in 1995 and
    $947,000 in 1994)                                 21,118         22,597
  Inventories:
    Gas in storage                                    39,992         44,725
    Materials, supplies and merchandise                7,463          7,401
  Deferred cost of gas                                 3,352          5,162
  Refundable income taxes                             15,265         10,194
  Other                                                6,336          5,830
                                                  ----------       --------
      Total current assets                           117,285        117,393
                                                  ----------       --------
Deferred Charges and Other Assets:
  Unamortized debt expense (amortized
    over life of related debt on a
    straight-line basis)                               3,071          2,758
  Other                                               16,924          9,001
                                                  ----------       --------
      Total deferred charges and other assets         19,995         11,759
                                                  ----------       --------

        Total                                     $  964,895       $889,233
                                                  ==========       ========


See notes to consolidated financial statements.

CAPITALIZATION AND LIABILITIES                                                             1995              1994
                                                                                           ----              ----
                                                                                               (in thousands)
Capitalization:
   Stockholders' equity:
       Cumulative preferred stock - no par
         value - 175,000 shares authorized                                              $      -            $      -
       Common stock - no par value - 50,000,000
         shares authorized; outstanding, 28,835,004
         shares in 1995 and 26,576,543 shares in 1994                                    230,964             187,592
       Retained earnings                                                                 124,015             114,400
                                                                                        --------            --------
         Total stockholders' equity                                                      354,979             301,992
   Long-term debt                                                                        361,000             313,000
                                                                                        --------            --------
         Total capitalization                                                            715,979             614,992
                                                                                        --------            --------

Current Liabilities:
   Current maturities of long-term debt and sinking
       fund requirements                                                                   7,000               5,000
   Notes payable                                                                          13,500              63,500
   Accounts payable                                                                       38,303              35,903
   Customers' deposits                                                                     9,589               8,496
   Deferred income taxes                                                                  14,166              11,314
   Taxes accrued                                                                           9,008               8,019
   Refunds due customers                                                                  22,289              22,124
   Other                                                                                   9,803               9,687
                                                                                        --------            --------
       Total current liabilities                                                         123,658             164,043
                                                                                        --------            --------


Deferred Credits and Other Liabilities:
   Unamortized federal investment tax credits                                              9,497              10,055
   Accumulated deferred income taxes                                                      84,320              72,158
   Other                                                                                  31,441              27,985
                                                                                        --------            --------
         Total deferred credits and other liabilities                                    125,258             110,198
                                                                                        --------            --------

        Total                                                                           $964,895            $889,233
                                                                                        ========            ========




See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME
For the Years Ended October 31, 1995, 1994 and 1993

                                                                      1995               1994                  1993
                                                                      ----               ----                  ----
                                                                        (in thousands except per share amounts)
Operating Revenues                                                   $505,223           $575,354            $552,760
Cost of Gas                                                           247,567            340,575             328,888
                                                                     --------           --------             -------

Margin                                                                257,656            234,779             223,872
                                                                     --------           --------            --------

Other Operating Expenses:
 Operations                                                           94,088              92,686              84,527
 Maintenance                                                          16,409              15,526              14,969
 Depreciation                                                         31,944              24,571              22,161
 Income taxes                                                         22,511              19,561              21,572
 General taxes                                                        27,392              26,565              24,068
                                                                    --------            --------            --------

     Total other operating expenses                                  192,344             178,909             167,297
                                                                    --------            --------            --------

Operating Income                                                      65,312              55,870              56,575
                                                                    --------            --------            --------

Other Income:
 Non-utility activities, net of
     income taxes                                                      3,785               3,997               2,679
 Other income, net of income taxes                                       691                 180                 187
                                                                    --------            --------            --------

     Total other income                                                4,476               4,177               2,866
                                                                    --------            --------            --------

Income Before Utility Interest Charges                                69,788              60,047              59,441
                                                                    --------            --------            --------

Utility Interest Charges:
 Interest on long-term debt                                           26,354              23,816              21,230
 Allowance for borrowed funds used
     during construction (credit)                                     (1,095)             (1,272)             (1,080)
 Other interest                                                        4,219               1,997               1,757
                                                                    --------            --------            --------

     Total utility interest charges                                   29,478              24,541              21,907
                                                                    --------            --------            --------

Net Income                                                          $ 40,310            $ 35,506            $ 37,534
                                                                    ========            ========            ========

Average Shares of Common                                              27,890              26,346              25,960
   Stock Outstanding

Earnings Per Share of Common Stock                                  $   1.45            $   1.35            $   1.45




See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Years Ended October 31, 1995, 1994 and 1993

                                                                       1995                1994                 1993
                                                                       ----                ----                 ----
                                                                                      (in thousands)
Cash Flows from Operating Activities:
  Net income                                                          $40,310            $35,506             $37,534
                                                                      -------            -------             -------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization                                    35,712              28,366              25,313
     Deferred income taxes                                            15,014              (4,529)             10,416
     Amortization of investment
        tax credits                                                     (558)               (559)               (577)
     Allowance for funds used during
        construction                                                  (1,690)             (2,272)             (1,738)
     Other, net                                                            -                   -                 117
     Changes in assets and liabilities:
        Restricted cash                                               (2,987)             (7,973)              3,842
        Receivables                                                    1,479               1,176               7,274
        Inventories                                                    4,671              (4,898)             (1,705)
        Deferred cost of gas                                           1,810               2,430              (3,714)
        Other assets, net                                            (13,651)              2,585             (16,422)
        Refunds due customers                                            165              20,247              (6,160)
        Other liabilities, net                                        10,610               2,324              (1,757)
                                                                    --------             -------             -------
          Total adjustments                                           50,575              36,897              14,889
                                                                    --------             -------             -------
Net cash provided by operating activities                             90,885              72,403              52,423
                                                                    --------             -------             -------
Cash Flows from Investing Activities:
  Utility construction expenditures                                  (99,180)           (103,534)            (82,652)
  Other                                                               (3,311)             (3,867)             (2,308)
                                                                    --------             -------             -------
Net cash used in investing activities                               (102,491)           (107,401)            (84,960)
                                                                    --------             -------             -------
Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net                             (50,000)             21,500               9,000
  Proceeds from issuance of
    long-term debt                                                    55,000              40,000              90,000
  Retirement of long-term debt                                        (5,000)             (5,000)            (49,025)
  Sale of common stock, net of expenses                               33,023                   -                   -
  Issuance of common stock through
    dividend reinvestment and
    employee stock plans                                               8,435               8,462               7,652
  Dividends paid                                                     (30,564)            (26,996)            (25,043)
                                                                    --------             -------             -------
Net cash provided by financing
  activities                                                          10,894              37,966              32,584
                                                                    --------             -------             -------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                                      (712)              2,968                  47
Cash and Cash Equivalents at
  Beginning of Year                                                    6,523               3,555               3,508
                                                                    --------             -------             -------
Cash and Cash Equivalents at End of Year                            $  5,811             $ 6,523             $ 3,555
                                                                    ========             =======             =======
Cash Paid During the Year for:
  Interest                                                          $ 27,310             $24,327             $23,833
  Income taxes                                                      $ 30,087             $27,114             $22,143



See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
For the Years Ended October 31, 1995, 1994 and 1993


                                                                     1995                   1994                 1993
                                                                   --------                -------             --------
                                                                                        (in thousands)
Balance at Beginning of Year                                       $114,400               $105,890             $ 96,637
Net Income                                                           40,310                 35,506               37,534
                                                                   --------               --------             --------
   Total                                                            154,710                141,396              134,171
                                                                   --------               --------             --------
Deduct:
   Dividends declared on common
      stock ($1.085 a share in 1995,
      $1.025 in 1994 and $.965 in 1993)                              30,564                 26,996               25,043
   Stock split                                                            -                      -                3,238
   Capital stock expense                                                131                      -                    -
                                                                   --------               --------             --------
        Total                                                        30,695                 26,996               28,281
                                                                   --------               --------             --------

Balance at End of Year                                             $124,015               $114,400             $105,890
                                                                   ========               ========             ========




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

A. Operations and Principles of Consolidation.
         Piedmont Natural Gas Company, Inc. (the Company), an investor-owned public utility, distributes gas to residential, commercial and industrial customers in the Piedmont region of North Carolina and South Carolina and the metropolitan Nashville, Tennessee, area. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Piedmont Energy Company, Piedmont Intrastate Pipeline Company, Piedmont Interstate Pipeline Company and PNG Energy Company and its wholly-owned subsidiary, Piedmont Propane Company. Significant intercompany transactions have been eliminated in consolidation where appropriate.

B. Utility Plant and Depreciation.
         Utility plant is stated at original cost. The cost of additions to utility plant includes direct labor and materials, allocable overheads and an allowance for funds used during construction (AFUDC). As prescribed in the applicable regulatory system of accounts, AFUDC is the allowance for borrowed and equity funds used to finance construction. The weighted average accrual rate was 9.47% for 1995, 9.30% for 1994 and 10.52% for 1993. The portion of AFUDC attributable to equity funds is included in other income, and the portion attributable to borrowed funds is shown as a reduction of utility interest charges. The costs of units of property retired are removed from utility plant and such costs, plus removal costs, less salvage, are charged to accumulated depreciation.

         Depreciation expense is computed using the straight-line method applied to average depreciable costs. The ratio of depreciation provisions to average depreciable property balances was 3.29% for 1995, 2.79% for 1994 and 2.77% for 1993.

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

K. Reclassifications.
         Certain financial statement items for 1994 and 1993 have been reclassified to conform with the 1995 presentation.

2.  Regulatory Matters

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

         The Company has been operating in an unbundled environment with all of its interstate pipelines for several years under Federal Energy Regulatory Commission (FERC) Order 636. This order required the interstate pipelines to price separately the gas sales, transportation and storage services provided by them and to transport gas to their customers. The Company has not experienced any major operating problems due to Order 636. In the Company's opinion, present rules and regulations of the NCUC, the PSCSC and the TPSC permit the Company to pass through to its customers any interstate pipeline capacity and storage service costs and any other costs that may be incurred under Order 636. Through 1995, the Company has recovered such costs through purchased gas adjustment procedures.

         Certain supplier refunds attributable to North Carolina operations are being held by the Company for possible inclusion in an expansion fund as legislated by the General Assembly of

North Carolina to extend natural gas service to unserved areas of the state.
As ordered by the NCUC, these refunds are invested in short-term U.S. Treasury securities pending the establishment of an expansion fund. Additionally, other supplier refunds are being held by the Company for possible inclusion in an expansion fund. Such refunds, including interest earned to date, are included in restricted cash.

         In 1994, the Company filed a petition with the NCUC for a certificate of public convenience and necessity to serve four counties in North Carolina which are not presently receiving natural gas service and an application to establish an expansion fund and place $14,800,000 of supplier refunds into the fund for such expansion. The Company estimated capital requirements totaling $57,700,000 over a five-year period and the addition of approximately 10,000 customers. A similar application to serve these counties was filed by a company not currently operating in North Carolina; however, this company did not request permission to use expansion funds. In June 1995, the NCUC granted a conditional certificate to the Company to serve the four-county area but prohibited the Company from utilizing available expansion funds. In July, the Company refused to accept the condition and the NCUC granted a conditional certificate to the competing applicant. Following further motions and responses by all parties involved, a hearing was held on December 12 to determine whether the conditions of the certificate were met and whether an unconditional certificate should be granted to the competing applicant. The outcome of these proceedings cannot be determined at this time.

         In October 1994, the NCUC issued an order permitting the Company to increase its rates in North Carolina, effective November 1, 1994, by $5,200,000 annually. In February 1995, the NCUC approved an annual increase in rates of $1,800,000 to cover the Company's investment and operating costs in Cardinal Pipeline Company, L.L.C. See Note 8.

         In October 1994, the TPSC issued an order permitting the Company to increase its rates in Tennessee, effective October 28, 1994, by $6,800,000 annually.

         In November 1995, the PSCSC issued an order permitting the Company to increase its rates in South Carolina, effective November 7, 1995, by $7,800,000 annually. A petition filed by the Consumer Advocate for the State of South Carolina for rehearing and reconsideration of the order was denied by the PSCSC.

         In its fiscal year beginning November 1, 1996, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). FAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Adoption of FAS 121 is not expected to have a material impact on the Company's financial position or results of operations based on the current regulatory structure in which the Company operates.

3. Long-Term Debt

      Long-term debt at October 31, 1995 and 1994, is summarized as follows:

                                                                        1995                     1994
                                                                        ----                     ----
                                                                               (in thousands)
Senior Notes:
 9.19%, due 2001                                                      $30,000                   $30,000
 10.02%, due 2003                                                      32,000                    34,000
 10.06%, due 2004                                                      17,000                    18,000
 10.11%, due 2004                                                      34,000                    36,000
 9.44%, due 2006                                                       35,000                    35,000
 8.51%, due 2017                                                       35,000                    35,000
Medium-Term Notes:
 6.23%, due 2003                                                       45,000                    45,000
 6.87%, due 2023                                                       45,000                    45,000
 8.45%, due 2024                                                       40,000                    40,000
 7.40%, due 2025                                                       55,000                         -
                                                                     --------                  --------
     Total                                                            368,000                   318,000
Less current maturities                                                 7,000                     5,000
                                                                     --------                  --------
      Total                                                          $361,000                  $313,000
                                                                     ========                  ========


      Annual sinking fund requirements and maturities through 2000 are $7,000,000 in 1996 and $10,000,000 in 1997 through 2000.

      On September 28, 1995, the Company sold $55,000,000 of 7.40% Medium-Term Notes due 2025 under a shelf registration. Proceeds from the sale were used to reduce short-term debt. The notes are to be redeemed in a single payment at maturity.

      The Company's charter and note agreements under which the Company's long-term debt was issued contain provisions which restrict the amount of cash dividends that may be paid on Common Stock. At October 31, 1995, all of the Company's retained earnings was free of such restrictions.

4. Capital Stock

         The changes in Common Stock for the years ended October 31, 1993, 1994 and 1995, are summarized as follows:

                                                                              Shares                         Amount
                                                                             --------                       --------
                                                                                (in thousands except shares data)
Balance, October 31, 1992                                                    25,795,924                     $168,253
   Issue to Employee Stock Purchase
    Plan (SPP)                                                                   24,862                          474
   Issue to Dividend Reinvestment and
    Stock Purchase Plan (DRIP)                                                  331,568                        7,178
   Stock Split (excluding $13,000
     applicable to SPP and DRIP prior
     to the split)                                                                    -                        3,225
                                                                             ----------                     --------
Balance, October 31, 1993                                                    26,152,354                      179,130
   Issue to SPP                                                                  28,630                          524
   Issue to DRIP                                                                395,559                        7,938
                                                                             ----------                     --------
Balance, October 31, 1994                                                    26,576,543                      187,592
   Issue to SPP                                                                  29,133                          523
   Issue to DRIP                                                                409,860                        7,912
   Public Offering                                                            1,725,000                       33,154
   Issue to Participants in the
      Long-Term Incentive Plan                                                   94,468                        1,783
                                                                             ----------                     --------
Balance, October 31, 1995                                                    28,835,004                     $230,964
                                                                             ==========                     ========

         At October 31, 1995, 1,729,812 shares of Common Stock were reserved for issuance as follows:

SPP                                                                             298,289
DRIP                                                                            275,441
Long-Term Incentive Plan                                                      1,156,082
                                                                              ---------
  Total                                                                       1,729,812
                                                                              =========

5.       Financial Instruments and Related Fair Value

         The Company has committed bank lines of credit totaling $57,000,000 to finance current cash requirements. Additional uncommitted lines are also available on an as needed, if available, basis. Borrowings under the lines, with maturity dates of less than 90 days, include bankers' acceptances, transactional borrowings and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. At October 31, 1995, the lines of credit were on either a fee basis or compensating balance basis, with average annual balance requirements of $600,000.

         At October 31, 1995, outstanding notes payable consisted of $10,000,000 in bankers' acceptances and $3,500,000 in overnight cost-plus loans. The weighted average interest rate on such borrowings was 5.94%.

         The Company's principal business activity is the sale and transportation of natural gas to customers located in North Carolina, South Carolina and Tennessee. At October 31, 1995, gas receivables totaled $12,986,000 and other receivables totaled $9,104,000. The uncollected balance of installment receivables transferred with recourse in 1992 was $22,147,000 and $22,138,000 at October 31, 1995 and 1994, respectively. The Company has provided an adequate allowance for any receivables which may not be ultimately collected, including the receivables transferred with recourse.

         In October 1995, the Company transferred an additional $5,000,000 of its installment receivables from merchandise activities to a major financial institution in a transaction that was accounted for as a sale under SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse."

         The following estimated fair values of financial instruments have been determined using available market information and commonly accepted valuation methodologies. Judgment is necessary in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair values. The estimated fair values of the Company's financial instruments at October 31, 1995 and 1994, are as follows:

                           1995                    1994
                     -----------------       -----------------
                     Carrying    Fair        Carrying    Fair
                      Amount     Value        Amount     Value
                     --------    -----       --------   ------
                                  (in thousands)
Cash and cash
 equivalents (1)     $  5,811    $  5,811    $  6,523   $  6,523
Restricted cash (1)    17,948      17,948      14,961     14,961
Receivables (1)        21,118      21,118      22,597     22,597
Long-term debt (2)    368,000     426,529     318,000    310,479
Notes payable (1)      13,500      13,500      63,500     63,500
Accounts payable (1)   38,303      38,303      35,903     35,903

         (1) The carrying amount in the consolidated balance sheets approximates fair value because of the short maturity of these instruments.

         (2) The fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

6. Employee Benefit Plans

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


         A reconciliation of the funded status of the plan to the amounts recognized in the consolidated financial statements at October 31, 1995 and 1994, is presented below:

                                                                                         1995               1994
                                                                                         ----               ----
                                                                                             (in thousands)
Actuarial present value of benefit obligations:
    Vested benefit obligation                                                        $  64,217            $ 50,765
                                                                                     =========            ========
    Accumulated benefit obligation                                                   $  70,840            $ 57,548
                                                                                     =========            ========
Projected benefit obligation for services
    rendered to date                                                                 $(103,867)           $(86,004)
Plan assets at fair value                                                              104,520              91,796
                                                                                     ---------            --------
Plan assets in excess of projected
    benefit obligation                                                                     653               5,792
Unrecognized net gain from past experience
    different from that assumed and effects
    of changes in assumptions                                                          (10,157)            (15,239)
Prior service cost not recognized in
    net periodic pension cost                                                            4,639               5,055
Remaining unrecognized net obligation at date
    of initial adoption                                                                    120                 136
                                                                                     ---------             -------
       Accrued pension cost                                                          $  (4,745)            $(4,256)
                                                                                     =========             =======


         Net periodic pension cost, excluding trustee fees and other expenses, for the years ended October 31, 1995, 1994 and 1993, includes the following components:

                                                                             1995            1994            1993
                                                                             ----            ----            ----
                                                                                         (in thousands)
Service cost                                                                 $4,212          $4,475         $3,974
Interest cost                                                                 6,704           6,359          6,599
Return on plan assets                                                       (19,009)           (161)       (11,666)
Net asset gain (loss) deferred                                               10,544          (7,105)         4,659
Other                                                                           358             432            454
                                                                             ------          ------         ------
    Net periodic pension cost                                                $2,809          $4,000         $4,020
                                                                             ======          ======         ======

Actuarial assumptions used were:
    Weighted average discount rate                                             6.75%           7.75%          6.75%
    Rate of increase in future compensation
       levels                                                                  5.0 %           5.5 %          5.0 %
    Expected long-term rate of return                                          9.5 %           8.5 %          8.5 %


         The Company provides certain postretirement health care and life insurance benefits to substantially all full-time regular employees of the Company and its subsidiaries. Effective November 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). Prior to adoption, the costs of such benefits, which were $946,000 in 1993, were currently expensed as health care claims and premiums for health and life insurance were paid. As of October 31, 1995, the liability associated with such benefits was funded in irrevocable trust funds which can only be used to pay the benefits.

         A reconciliation of the funded status of the plan to the amount recognized in the consolidated financial statements at October 31, 1995 and 1994, is presented below:

                                                                                        1995                1994
                                                                                        ----                ----
                                                                                             (in thousands)
Accumulated postretirement benefit obligation:
  Retirees                                                                            $(9,043)            $(7,510)
  Fully eligible active plan participants                                              (6,094)             (6,570)
  Other active plan participants                                                       (4,271)             (3,343)
                                                                                       ------              ------
     Total                                                                            (19,408)            (17,423)
Plan assets at fair value                                                               2,763               2,027
                                                                                       ------              ------
Accumulated postretirement benefit obligation
  in excess of plan assets                                                            (16,645)            (15,396)
Unrecognized net gain from past experience
    different from that assumed and from changes
    in assumptions                                                                       (995)             (2,272)
Unrecognized transition obligation                                                     16,738              17,668
                                                                                       ------              ------
    Prepaid postretirement benefit cost                                                $ (902)             $  -
                                                                                       ======              ======


         Net periodic postretirement benefit cost for the years ended October 31, 1995 and 1994, includes the following components:


                                                                                        1995                  1994
                                                                                        ----                  ----
                                                                                            (in thousands)
Service cost                                                                           $  578               $  600
Interest cost                                                                           1,405                1,335
Return on plan assets                                                                    (226)                   -
Amortization of transition obligation                                                     930                  975
Other                                                                                     (24)                   -
                                                                                       ------               ------
      Net periodic postretirement benefit cost                                         $2,663               $2,910
                                                                                       ======               ======

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation at October 31, 1995 and 1994, was 7.25% and 8%, respectively. The weighted average rate of return on plan assets at October 31, 1995 and 1994, was 8% and 8.5%, respectively. The average assumed annual rate of salary increase for the applicable life insurance plans at October 31, 1995 and 1994, was 5% and 5.5%, respectively. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the medical plans is 10.25% for 1996, declining gradually to 5.25% in 2005 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at October 31, 1995, by $1,888,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $133,000.

         The Company is recovering FAS 106 costs, including amounts previously deferred, from ratepayers in North Carolina and Tennessee, effective in November 1994, and in South Carolina, effective November 7, 1995, pursuant to rate orders in general rate proceedings.

         The Company maintains salary investment plans which are profit sharing plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Tax Code), and which include qualified cash or deferred arrangements under Tax Code Section 401(k). Employees of the Company and its affiliated companies who have completed six months of service are eligible to participate. Participants are permitted to defer a portion of their base salary to the plans, with the Company matching a portion of the participants' contributions. All contributions vest immediately. For the years ended October 31, 1995, 1994 and 1993, the Company contributed $1,932,000, $1,824,000 and $1,674,000, respectively, to the plans.

         Effective November 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112). FAS 112 requires, among other things, the accrual for benefits provided to former or inactive employees after employment but before retirement and to their beneficiaries and covered dependents. Adoption of FAS 112 did not have a material impact on the Company's financial position or results of operations.

7.       Income Taxes

         The components of income tax expense for the years ended October 31, 1995, 1994 and 1993, are as follows:

                                              1995                          1994                          1993
                                              ----                          ----                          ----
                                     Federal         State         Federal         State         Federal        State
                                     -------         -----         -------         -----         -------        -----
                                                                      (in thousands)
Income taxes charged
  to operations:
 Current                              $ 6,809       $1,886         $14,224         $3,213        $10,131        $2,017
 Deferred                              12,176        2,198           2,334            349          8,080         1,921
 Amortization of
  investment tax
  credits                                (558)           -            (559)             -           (577)            -
                                      -------        -----         -------         ------        -------         -----


    Total                              18,427        4,084          15,999          3,562         17,634         3,938
                                      -------        -----         -------         ------        -------         -----


Income taxes charged
 to other income:
  Current                               1,937          353           1,765            446          1,108          332
  Deferred                                485          155            (524)           159            354           61
                                      -------        -----         -------         ------        -------       ------


    Total                               2,422          508           1,241            605          1,462          393
                                      -------        -----         -------         ------        -------       ------


Total income tax
 expense                              $20,849       $4,592         $17,240         $4,167        $19,096       $4,331
                                      =======       ======         =======         ======        =======       ======




         A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 1995, 1994 and 1993, is as follows:

                                                                    1995           1994           1993
                                                                    ----           ----           ----
                                                                               (in thousands)
Federal taxes at 35% for 1995
 and 1994 and 34.83% for 1993                                      $23,013        $19,920        $21,233
State income taxes, net of
 federal benefit                                                     2,987          2,709          2,823
Amortization of investment tax credits                                (558)          (559)          (577)
Implementation of FAS 109 for
 non-regulated subsidiaries                                              -           (723)             -
Other, net                                                              (1)            60            (52)
                                                                   -------        -------         ------
Total income tax expense                                           $25,441        $21,407        $23,427
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

         At October 31, 1995 and 1994, deferred income tax balances consisted of the following temporary differences:

                                                                                       1995           1994
                                                                                       ----           ----
                                                                                         (in thousands)
Excess of tax over book depreciation and tax and
 book asset basis differences                                                        $93,820         $83,748
Revenues and cost of gas                                                              14,498          11,876
Long-term incentive plan                                                              (2,962)         (3,885)
Alternative minimum tax                                                               (2,469)         (3,637)
Regulatory asset related to FAS 109 tax gross-up                                      (4,861)         (5,122)
Other, net                                                                               460             492
                                                                                      ------         -------
     Net deferred income taxes                                                       $98,486         $83,472
                                                                                     =======         =======

         Total deferred income tax liabilities were $116,022,000 and $95,972,000 and total deferred income tax assets were $17,536,000 and $12,500,000 at October 31, 1995 and 1994, respectively.

         Although realization is not assured, management believes it more likely than not that all of the deferred tax assets will be realized. As such, a valuation allowance is not considered necessary.

         The components of the deferred income tax provision for the year ended October 31, 1993, are summarized as follows (in thousands):

  Excess of tax over book depreciation                    $ 7,635
  Revenues and cost of gas                                  2,693
  Long-term incentive plan                                 (1,498)
  Alternative minimum tax                                     459
  Other, net                                                1,127
                                                          -------
      Total deferred provisions                           $10,416
                                                          =======

8. Subsidiary and Non-Utility Activities

         Piedmont Energy Company is a 51% member of Resource Energy Services Company, L.L.C. (Resource Energy), a North Carolina limited liability company. Resource Energy offers natural gas acquisition, transportation and storage services to industrial users and other utilities. For several years, PNG Energy Company acquired and marketed natural gas for the Company's system supply and other natural gas distribution companies. PNG Energy also acted as an agent for several of the Company's large industrial customers to arrange for the purchase and transportation of natural gas. Such activities are now being conducted primarily by Resource Energy. Revenues earned by the Company for transporting this gas for its utility customers are included in utility operating revenues.

         Piedmont Intrastate Pipeline Company is a 36% member of Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company. Cardinal was formed in cooperation with another North Carolina utility to construct, own and operate a natural gas pipeline from a connection with an interstate pipeline to facilities owned by the Company and facilities owned by the other utility company. The pipeline began operations in January 1995. In December 1995, the two members of Cardinal, the interstate pipeline and another North Carolina utility formed a new limited liability company, Cardinal Extension Company, LLC, to purchase and extend the existing pipeline. It is anticipated that the purchase and extension, which is subject to regulatory approvals, will be project financed on a non-recourse basis with estimated costs of $97,000,000. It is anticipated that Piedmont Intrastate's ownership in the new limited liability company will be 17% and will not require any capital contributions beyond its current investment in Cardinal. Because the Company's investment in Cardinal is treated as utility assets for ratemaking purposes, the Company includes its share of the assets and operations of Cardinal in utility operations.

         Piedmont Interstate Pipeline Company is a 35% member of Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle was formed in 1995 to construct, own and operate a liquified natural gas (LNG) peak demand facility in North Carolina. Pending FERC approval, construction of the LNG facility will begin in early 1997, to be completed in mid-1999 in time for withdrawal service in the 1999 winter heating season. The facility, estimated to cost $107,000,000, will be located near an interstate pipeline and will have storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. The facility will provide peak demand and storage service to the Company and other customers on the interstate pipeline's system, primarily in the southeast market area.
In August 1995, Pine Needle concluded an open season for subscriptions from potential customers of the facility, at which time subscriptions were received for 361 million cubic feet per day, including a subscription from the Company for 200 million cubic feet per day. Pine Needle plans to seek non-recourse project financing for the facility investment. The interstate pipeline will serve as operator and dispatch agent.

         Piedmont Propane Company, through various operating divisions, markets propane and propane appliances to residential, commercial and industrial customers within and adjacent to the Company's three-state natural gas service area.

         The Company is also engaged in various other non-utility activities, including the sale and financing of gas appliances and jobbing work performed on customer-owned property.

         Operating revenues shown in the consolidated financial statements represent revenues from utility operations only. Non-utility revenues as a percentage of total revenues, including utility operations, were 8% in 1995, 1994 and 1993. No single non-utility activity accounted for greater than 6% of total revenues in any year. Income from non-utility activities as a percentage of total net income was 9% in 1995, 12% in 1994 and 7% in 1993. No single non-utility activity accounted for more than 8% of net income in any year.

9.  Environmental Matters

         The Company has owned, leased or operated manufactured gas plant (MGP) facilities at 11 sites in its three-state service area. Four of these sites and a portion of two other sites are still owned by the Company and the remainder are owned by other individuals or companies. Eight of the 11 sites involve other parties who either owned the property or operated the facilities. Currently, five of the eight sites in North Carolina are on the Comprehensive Environmental Response, Compensation and Liability Act Information System target list of the Environmental Protection Agency on the recommendation of the North Carolina Department of Environment, Health, and Natural Resources (the Department). This list identifies these sites for a preliminary assessment as to the danger posed to health and the environment. The North Carolina Superfund Section is in various stages of analyses on these five sites. In June 1995, the Department placed on hold the investigation of a site in which the Company is involved which the Department had earlier placed on a priority list for investigation. The Company has not received any notification from the Department nor does it have other information which indicates significant remedial measures with respect to any of the other sites. The Company has not been notified by any governmental agency in South Carolina or Tennessee with respect to MGP sites in those states.

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

         The Company is in the process of evaluating and remediating sites with respect to its present or former ownership of underground tanks. As of October 31, 1995, comprehensive evaluations of underground tank sites were substantially complete. Of the 11 sites in North Carolina and South Carolina, six require corrective action and varying degrees of remediation. The Department has established a trust fund which reimburses the owner or operator for the costs of evaluating and remediating the underground tank sites in North Carolina in excess of a designated variable dollar amount per site.

         Based on a generic MGP site study and estimates determined in the underground storage tank comprehensive site evaluations, the Company has increased its liability and associated regulatory asset from $1,670,000 to $3,120,000 for potential future environmental costs. The ultimate cost to the Company, however, will depend on the extent of contamination found as the sites are evaluated and remediated, the time period to complete the evaluation and remediation, which could be ten years or more, and the contribution to the total evaluation and remediation costs by others.

         The three state regulatory commissions regulating the Company have authorized deferral accounting, or the creation of a regulatory asset, for expenditures made in connection with environmental matters. A determination as to whether or not environmental expenditures, net of recoveries from other responsible parties, will be recovered from ratepayers will be made at the appropriate time in general rate case proceedings. In North Carolina and South Carolina, current procedures permit the Company to recover 100% of its prudently incurred MGP costs but do not permit the recovery of any carrying costs on such amounts from the time the amounts are expended until the time they are collected.
Based on regulatory accounting directives and the trend in the industry for regulators to permit substantial recovery of such costs, the Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


INDEPENDENT AUDITORS' REPORT

Piedmont Natural Gas Company, Inc.

         We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the Company) as of October 31, 1995 and 1994, and the related statements of consolidated income, retained earnings and cash flows for each of the three years in the period ended October 31, 1995. Our audits also included the supplemental consolidated financial statement schedule listed in Item 14. These financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and consolidated financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 15, 1995

QUARTERLY FINANCIAL DATA

         Quarterly financial data for the years ended October 31, 1995 and 1994, is summarized as follows:


                                                           Earnings
             Operating             Operating    Net      Per Share of
              Revenues   Margin     Income     Income    Common Stock
-----------------------------------------------------------------------
                (in thousands except per share amounts)
1995
----
January 31   $202,476    $97,769   $35,370    $30,233    $1.13

April 30     $179,391    $87,840   $30,280    $24,026    $ .87

July 31      $ 61,649    $35,202   $  (703)   $(8,825)   $(.31)

October 31   $ 61,707    $36,845   $   365    $(5,124)   $(.18)


1994
----
January 31   $233,108    $87,489   $30,630    $27,743    $1.06

April 30     $204,810    $81,987   $27,975    $22,988    $ .87

July 31      $ 70,641    $32,472   $  (468)   $(7,239)   $(.27)

October 31   $ 66,795    $32,831   $(2,267)   $(7,986)   $(.30)


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Information required under this item with respect to directors is contained in the Company's proxy statement filed with the Securities and Exchange Commission (SEC) on or about January 23, 1996, and is incorporated herein by reference.

         The names, ages and positions of all of the executive officers of the Company as of October 31, 1995, are listed below along with their business experience during the past five years.

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

                                                                    Business Experience
Name, Age and Position                                              During Past Five Years
----------------------                                              ----------------------
 John H. Maxheim, 61                                                Elected in 1984.
 Chairman of the Board, President
    and Chief Executive Officer

 Ware F. Schiefer, 57                                               Elected February 1995.
 Executive Vice President                                           Prior to his election, he was Senior Vice President-
                                                                    Marketing and Gas Supply.

 David J. Dzuricky, 44                                              Elected in June 1995.
 Senior Vice President-Finance                                      From 1993 until his election, he was Vice President
                                                                    and Treasurer of Consolidated Natural Gas Company,
                                                                    Pittsburgh, Pennsylvania. From 1992 to 1993, he was
                                                                    Vice President and Treasurer of Virginia Natural Gas
                                                                    Company, Norfolk, Virginia.  Prior to 1992,

                                                                    he was Vice President, Treasurer and Controller of
                                                                    that company.

 Ray B. Killough, 47                                                Elected in 1993.  Prior to his election,
 Senior Vice President-Operations                                   he was Vice President-Engineering.

 Thomas E. Skains, 39                                               Elected in February 1995, effective April 1995.
 Senior Vice President-Gas Supply                                   Prior to his election, he was Senior Vice President,
                                                                    Transportation and Customer Services, for
                                                                    Transcontinental Gas Pipe Line Corporation, Houston, Texas.

 Ted C. Coble, 52                                                   Elected in 1982.
 Vice President and Treasurer, and
   Assistant Secretary

 Stephen D. Conner, 47                                              Elected in 1990.
 Vice President-Corporate
   Communications

 J. William Denny, 60                                               Elected in 1985.
 Vice President-Nashville Division;
   President of the Nashville
   Gas Company Division

 Charles W. Fleenor, 45                                             Elected in 1987.
 Vice President-Gas Supply

 Paul C. Gibson, 56                                                 Elected in 1986.
 Vice President-Rates

 Barry L. Guy, 51                                                   Elected in 1986.
 Vice President and Controller

 Donald F. Harrow, 40                                               Elected in 1992.  Prior to his election,
 Vice President-Governmental Relations                              he was  Director-Governmental Relations.

 Dale C. Hewitt, 50                                                 Elected in 1993.  Prior to his election,
 Vice President-North Carolina                                      he was District Manager of the Company's
   Operations                                                       Greensboro, North Carolina, operations.

William L. Lindner, 64                                              Elected in 1973.
Vice President-Technology

Kevin M. O'Hara, 37                                                 Elected in 1993.  Prior to
Vice President-Corporate Planning                                   his election, he was Director-Information Services
                                                                    Plans and Controls.

William R. Pritchard, Jr., 52                                       Elected in 1986.
Vice President-Information
   Services

Ralph P. Stewart, 55                                                Elected in 1986.
Vice President-Employee Relations

Bartlett C. Winkler, 59                                             Elected in 1992.  Prior to
Vice President-Marketing                                            his election, he was Vice President-Residential and
                                                                    Commercial Sales.

William D. Workman, III, 55                                         Elected in December 1993,
Vice President-South Carolina                                       effective January 1994.
   Operations                                                       Prior to his election, he was Senior Director for
                                                                    Facilities and Civic Affairs for Fluor Daniel, Inc.,
                                                                    Greenville, South Carolina.

Item 11.  Executive Compensation

         Information required under this item is contained in the Company's proxy statement filed with the SEC on or about January 23, 1996, and is incorporated herein by reference.




Item 12.  Security Ownership of Certain Beneficial Owners and
Management

   (a)    Security Ownership of Certain Beneficial Owners

          Information with respect to security ownership of certain beneficial owners is contained in the Company's proxy statement filed with the SEC on or about January 23, 1996, and is incorporated herein by reference.

   (b)    Security Ownership of Management

          Information with respect to security ownership of directors and officers is contained in the Company's proxy statement filed with the SEC on or about January 23, 1996, and is incorporated herein by reference.

   (c)    Changes in Control

          The Company knows of no arrangements or pledges which may result in a change in control.


Item 13.  Certain Relationships and Related Transactions

         Information with respect to certain transactions with directors is contained in the Company's proxy statement filed with the SEC on or about January 23, 1996, and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

  (a)    1.        FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and its subsidiaries and the related independent auditors' report for the year ended October 31, 1995, are included in Item 8 of this report as follows:

                                                                                                               Page
                                                                                                               ----
  Consolidated Balance Sheets - October 31, 1995 and 1994                                                      17
  Statements of Consolidated Income - Years Ended
     October 31, 1995, 1994 and 1993                                                                           19
  Statements of Consolidated Cash Flows - Years Ended
     October 31, 1995, 1994 and 1993                                                                           20
  Statements of Consolidated Retained Earnings - Years
     Ended October 31, 1995, 1994 and 1993                                                                     21
  Notes to Consolidated Financial Statements                                                                   22
  Independent Auditors' Report                                                                                 35

  (a)    2.        SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                                                               Page
                                                                                                               ----
     II  Valuation and Qualifying Accounts                                                                     49

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

         4.6 Copy of Indenture, dated as of April 1, 1993, between the Company and Citibank, N.A., Trustee (Exhibit 4.1, Registration Statement No. 33-60108).

         4.7 Copy of Medium-Term Note, Series A, dated as of July 23, 1993 (Exhibit 4.7, Form 10-K for the fiscal year ended October 31, 1993).

         4.8       Copy of Medium-Term Note, Series A, dated as of
                   October 6, 1993 (Exhibit 4.8, Form 10-K for the fiscal year ended October 31, 1993).

         4.9 Copy of Medium-Term Note, Series A, dated as of September 19, 1994 (Exhibit 4.9, Form 10-K for the fiscal year ended October 31, 1994).

         4.10 Copy of Pricing Supplement of Medium-Term Notes, Series B, dated October 3, 1995.

         10.1 Copy of Employment Agreement between Tennessee Natural Resources, Inc., and J. William Denny, dated April 27, 1984 (Exhibit 10.17, Registration Statement No. 33-4767).

         10.2 Copy of the Company's Executive Long-Term Incentive Plan, as amended through December 2, 1994 (Exhibit 10.3, Form 10-K for the fiscal year ended October 31, 1994).

         10.3 Copy of Employment Agreement between the Company and John H. Maxheim, dated February 26, 1993 (Exhibit 10.4, Form 10-K for the fiscal year ended October 31, 1993).

         10.4 Copy of Articles of Organization of Cardinal Pipeline Company, L.L.C., dated April 5, 1994 (Exhibit 10.1, Form 10-Q for the quarterly period ended April 30, 1994).

         10.5 Copy of Operating Agreement of Cardinal Pipeline Company, L.L.C., dated March 23, 1994 (Exhibit 10.2, Form 10-Q for the quarterly period ended April 30, 1994).

         10.6 Copy of Construction, Operating and Management Agreement by and between Public Service Company of North Carolina, Inc. and Cardinal Pipeline Company, L.L.C., dated March 23, 1994 (Exhibit 10.3, Form 10-Q for the quarterly period ended April 30, 1994).

         10.7 Copy of Service Agreement under Rate Schedule LG-A, dated January 15, 1971, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 67, Registration Statement No. 2-59631).

         10.8 Copy of Firm Seasonal Gas Transportation Agreement (Southern Expansion, FT 53,000 mcf), dated June 29, 1990, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1990).

         10.9 Copy of Service Agreement (5,900 Mcf per day), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1991).

         10.10 Copy of Service Agreement under Rate Schedule WSS, dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation.

         10.11 Copy of Service Agreement (6,222 Mcf per day), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.16, Form 10-K for the fiscal year ended October 31, 1992).

         10.12 Copy of Service Agreement Rate Schedule FS (20,000 Mcf per day), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.17, Form 10-K for the fiscal year ended October 31, 1992)

         10.13 Copy of Service Agreement Rate Schedule FS (43,640 Mcf per day), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.18, Form 10-K for the fiscal year ended October 31, 1992).

         10.14 Copy of Gas Transportation Agreement (FT, 24,505 Mcf per day, NIPPS), dated January 30, 1992, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.19, Form 10-K for the fiscal year ended October 31, 1992).

         10.15 Copy of Service Agreement (FT, 205,200 Mcf per day), dated February 1, 1992, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1992).

         10.16 Copy of Service Agreement (FT-NT, 12,785 Mcf/day, Texas Gas/CNG), dated July 20, 1992, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1993).

         10.17 Copy of Amendment to Service Agreement (Southern Expansion, FT 53,000 mcf), dated February 1, 1993, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31,
                   1993).

         10.18 Copy of Service Agreement (Contract #800059) (SCT, 1,677 Dt/day), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1993).

         10.19     Copy of Gas Storage Contract (for Use Under Rate Schedule
                   FS) (Contract No. 2399) (FS, 2,901,943 Dt), dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1993).

         10.20 Copy of Gas Transportation Agreement (for Use Under FT-A Rate Schedule) (Contract No. 237) (FTA, 130,000 Dt/day), dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1993).

         10.21     Copy of Gas Storage Contract (for Use Under Rate Schedule
                   FS) (Contract No. 2400) (FS, 672,091 Dt total capacity), dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.31, Form 10-K for the fiscal year ended October 31, 1993).

         10.22 Copy of Service Agreement under Rate Schedule GSS, dated October 1, 1993, between the Company and Transcontinental Gas Pipe Line Corporation.

         10.23 Copy of FTS Service Agreement (23,000 Dt/day), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.24, Form 10-K for the fiscal year ended October 31, 1994).

         10.24 Copy of Service Agreement under Rate Schedule FSS (2,263,920 Dt total capacity), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.25, Form 10-K for the fiscal year ended October 31,
                   1994).

         10.25     Copy of Service Agreement under Rate Schedule SST (Winter:
                   10,000 Dt/day; Summer: 5,000 Dt/day), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1994).

         10.26 Copy of FSS Service Agreement (10,000 dekatherms per day daily storage quantity), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation.

         10.27 Copy of SST Service Agreement (37,000 dekatherms per day), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation.

         10.28 Copy of Form of Assignment Agreement (23,455 dekatherms per day), dated November 1, 1993, between the Company and Columbia Gulf Transmission Company.

         10.29 Copy of Service Agreement (20,504 Mcf per day), dated June 6, 1994, between the Company and Transcontinental Gas Pipe Line Corporation.

         10.30 Copy of FTS-1 Service Agreement (5,000 dekatherms per day), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company.

      12           Computation of Ratio of Earnings to Fixed Charges.

      23           Independent Auditors' Consent.

      27 Financial Data Schedule (for Securities and Exchange Commission use only).

      99           Annual Report on Form 11-K.

  (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PIEDMONT NATURAL GAS COMPANY, INC.
                                ----------------------------------
                                         (Registrant)



Date January 24, 1996           By:  /s/ John H. Maxheim
     ----------------                --------------------------------
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

     Signature                                  Title                                          Date
     ---------                                  -----                                          ----
/s/ John H. Maxheim                    Chairman of the Board,                          January 24, 1996
---------------------                  President and Chief
John H. Maxheim                        Executive Officer, and
                                       Director



/s/ David J. Dzuricky                  Senior Vice President-                          January 24, 1996
----------------------                 Finance
David J. Dzuricky                      (Principal Financial
                                       Officer)



/s/ Barry L. Guy                       Vice President and                              January 24, 1996
---------------------                  Controller (Principal
Barry L. Guy                           Accounting Officer)


        Signature                               Title                           Date
        ---------                               -----                           ----
/s/ Jerry W. Amos                               Director                     January 24, 1996
------------------------------
Jerry W. Amos

/s/ C. M. Butler III                            Director                     January 24, 1996
------------------------------
C. M. Butler III

/s/ Sam J. DiGiovanni                           Director                     January 24, 1996
------------------------------
Sam J. DiGiovanni


/s/ Muriel W. Helms                             Director                     January 24, 1996
------------------------------
Muriel W. Helms

/s/ John F. McNair III                          Director                     January 24, 1996
------------------------------
John F. McNair III


/s/ Ned R. McWherter                            Director                     January 24, 1996
------------------------------
Ned R. McWherter


/s/ Walter S. Montgomery, Jr.                   Director                     January 24, 1996
------------------------------
Walter S. Montgomery, Jr.


/s/ Donald S. Russell, Jr.                      Director                     January 24, 1996
------------------------------
Donald S. Russell, Jr.


/s/ John E. Simkins, Jr.                        Director                     January 24, 1996
------------------------------
John E. Simkins, Jr.

                                                                     Schedule II

             PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES

                   Valuation and Qualifying Accounts
         For the Years Ended October 31, 1995, 1994 and 1993
----------------------------------------------------------------------
              Balance at    Additions                   Balance
              Beginning     Charged to     Deductions    at End
Description   of Period  Costs and Expenses    (A)      of Period
----------------------------------------------------------------------

                          (in thousands)
Allowance for doubtful accounts:

      1995    $  947         $1,805            $1,780       $972

      1994       776          2,195             2,024        947

      1993     1,120          1,849             2,193        776





(A) Uncollectible accounts written off, net of recoveries and adjustments.

                       Piedmont Natural Gas Company, Inc.
                                   Form 10-K
                   For the Fiscal Year Ended October 31, 1995

                                    Exhibits

 4.10 Copy of Pricing Supplement of Medium-Term Notes, Series B, dated October 3, 1995.

10.10 Copy of Service Agreement under Rate Schedule WSS, dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation.

10.22 Copy of Service Agreement under Rate Schedule GSS, dated October 1, 1993, between the Company and Transcontinental Gas Pipe Line Corporation.

10.26 Copy of FSS Service Agreement (10,000 dekatherms per day daily storage quantity), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation.

10.27 Copy of SST Service Agreement (37,000 dekatherms per day), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation.

10.28 Copy of Form of Assignment Agreement (23,455 dekatherms per day), dated November 1, 1993, between the Company and Columbia Gulf Transmission Company.

10.29 Copy of Service Agreement (20,504 Mcf per day), dated June 6, 1994, between the Company and Transcontinental Gas Pipe Line Corporation.

10.30 Copy of FTS-1 Service Agreement (5,000 dekatherms per day), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company.

12            Computation of Ratio of Earnings to Fixed Charges.

23            Independent Auditors' Consent.

27            Financial Data Schedule (for Securities and Exchange use only).

99            Annual Report on Form 11-K.