Form 10-Q
period 1996-01-31
PIEDMONT NATURAL GAS CO INC
filed 1996-03-11
CIK 78460

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended January 31, 1996

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number 1-6196
                       ------

                       PIEDMONT NATURAL GAS COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           North Carolina                                     56-0556998
--------------------------------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    1915 Rexford Road, Charlotte, North Carolina                  28211
--------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code           704-364-3120
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                Outstanding at March 6, 1996
-----------------------------                  -----------------------------
Common Stock, no par value                                29,000,160


================================================================================
                               Page 1 of 13 pages

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                             (in thousands)

                                                                                   January 31,          October 31,
            ASSETS                                                                    1996                  1995
            ------                                                                    ----                  ----
Utility Plant, at original cost                                                    $1,097,379           $1,074,666
   Less accumulated depreciation                                                      282,109              273,350
                                                                                   ----------           ----------
       Utility plant, net                                                             815,270              801,316
                                                                                   ----------           ----------

Other Physical Property (net of accumulated
   depreciation of $13,282 in 1996 and $12,869
   in 1995)                                                                            26,606               26,299
                                                                                   ----------           ----------

Current Assets:
   Cash and cash equivalents                                                           12,466                5,811
   Restricted cash                                                                     18,195               17,948
   Receivables (less allowance for doubtful
       accounts of $2,322 in 1996 and $972
       in 1995)                                                                       110,326               21,118
   Gas in storage                                                                      15,703               39,992
   Deferred cost of gas                                                                20,074                3,352
   Refundable income taxes                                                                574               15,265
   Other                                                                               13,208               13,799
                                                                                   ----------           ----------
       Total current assets                                                           190,546              117,285
                                                                                   ----------           ----------

Deferred Charges and Other Assets                                                      16,831               19,995
                                                                                   ----------           ----------

   Total                                                                           $1,049,253           $  964,895
                                                                                   ==========           ==========
          CAPITALIZATION AND LIABILITIES
          ------------------------------

Capitalization:
   Common stock equity:
       Common stock                                                                $  234,328           $  230,964
       Retained earnings                                                              150,166              124,015
                                                                                   ----------           ----------
          Total common stock equity                                                   384,494              354,979
       Long-term debt                                                                 361,000              361,000
                                                                                   ----------           ----------
          Total capitalization                                                        745,494              715,979
                                                                                   ----------           ----------

Current Liabilities:
   Current maturities of long-term debt and
       sinking fund requirements                                                        7,000                7,000
   Notes payable                                                                       20,000               13,500
   Accounts payable                                                                    89,324               38,303
   Deferred income taxes                                                               20,124               14,166
   Taxes accrued                                                                       16,407                9,008
   Refunds due customers                                                                4,409               22,289
   Other                                                                               17,470               19,392
                                                                                   ----------           ----------
       Total current liabilities                                                      174,734              123,658
                                                                                   ----------           ----------
Deferred Credits and Other Liabilities                                                129,025              125,258
                                                                                   ----------           ----------

   Total                                                                           $1,049,253           $  964,895
                                                                                   ==========           ==========

See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                  Condensed Statements of Consolidated Income
                     (in thousands except per share amounts)

                                                                Three Months                  Twelve Months
                                                                    Ended                         Ended
                                                                  January 31                    January 31
                                                               ---------------               ---------------
                                                                1996        1995              1996       1995
                                                                ----        ----              ----       ----
Operating Revenues                                            $239,160    $202,476          $541,907   $544,721
Cost of Gas                                                    132,707     104,707           275,567    299,662
                                                              --------    --------          --------   --------
Margin                                                         106,453      97,769           266,340    245,059
                                                              --------    --------          --------   --------
Other Operating Expenses:
  Operations                                                    25,669      24,145            95,612     93,804
  Maintenance                                                    3,561       3,705            16,266     15,627
  Depreciation                                                   9,015       7,872            33,086     26,412
  General taxes                                                  9,380       8,836            27,936     26,722
  Income taxes                                                  19,924      17,841            24,161     21,380
                                                              --------    --------          --------   --------
    Total other operating expenses                              67,549      62,399           197,061    183,945
                                                              --------    --------          --------   --------
Operating Income                                                38,904      35,370            69,279     61,114
Other Income, Net                                                3,290       2,605             5,824      3,885
                                                              --------    --------          --------   --------
Income Before Utility Interest Charges                          42,194      37,975            75,103     64,999
Utility Interest Charges                                         8,096       7,742            30,927     27,003
                                                              --------    --------          --------   --------
Net Income                                                    $ 34,098    $ 30,233          $ 44,176   $ 37,996
                                                              ========    ========          ========   ========
Average Shares of Common Stock
  Outstanding                                                   28,909      26,665            28,455     26,467

Earnings Per Share of Common Stock                            $   1.18    $   1.13          $   1.55   $   1.44


Cash Dividends Declared Per Share
  of Common Stock                                             $   .275    $   0.26          $   1.10   $   1.04





See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                Condensed Statements of Consolidated Cash Flows
                                (in thousands)

                                                                    Three Months                 Twelve Months
                                                                        Ended                        Ended
                                                                     January 31                    January 31
                                                               -------------------------      -----------------------
                                                                 1996             1995           1996           1995
                                                                 ----             ----           ----           ----
Cash Flows from Operating Activities:
  Net income                                                    $34,098         $30,233        $44,176        $37,996
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                              10,015           8,854         36,918         30,277
      Other, net                                                  2,403           2,511          9,807          6,050
      Change in operating assets and
        liabilities                                             (17,422)        (13,066)           547        (10,213)
                                                                -------         -------       --------       --------
  Net cash provided by operating
    activities                                                   29,094          28,532         91,448         64,110
                                                                -------         -------       --------       --------

Cash Flows from Investing Activities:
  Utility construction expenditures                             (22,608)        (23,403)       (98,385)      (108,595)
  Other                                                            (592)           (839)        (3,064)        (4,098)
                                                                -------         -------       --------       --------
  Net cash used in investing activities                         (23,200)        (24,242)      (101,449)      (112,693)
                                                                -------         -------       --------       --------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank
    loans, net                                                    6,500             500        (44,000)        31,000
  Issuance of long-term debt                                          -               -         55,000         40,000
  Retirement of long-term debt                                        -               -         (5,000)        (5,000)
  Sale of common stock, net of expenses                               -               -         33,023              -
  Issuance of common stock through
    dividend reinvestment and employee
    stock plans                                                   2,208           2,099          8,543          8,350
  Dividends paid                                                 (7,947)         (6,939)       (31,572)       (27,524)
                                                                -------         -------       --------       --------

  Net cash provided by (used in)
    financing activities                                            761          (4,340)        15,994         46,826
                                                                -------         -------       --------       --------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                6,655             (50)         5,993         (1,757)
Cash and Cash Equivalents at
  Beginning of Period                                             5,811           6,523          6,473          8,230
                                                                -------         -------       --------       --------

Cash and Cash Equivalents at
  End of Period                                                 $12,466         $ 6,473       $ 12,466       $  6,473
                                                                =======         =======       ========       ========

Cash Paid During the Period for:
  Interest                                                      $ 8,909         $ 7,235       $ 28,984       $ 26,175
  Income Taxes                                                  $   199         $   124       $ 30,163       $ 26,114


See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The condensed consolidated financial statements have not been audited by independent auditors. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report.

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at January 31, 1996, and October 31, 1995, and the results of its operations and its cash flows for the three months and twelve months ended January 31, 1996 and 1995.

3. The Company's business is seasonal in nature. The results of operations for the three-month period ended January 31, 1996, are not necessarily indicative of the results to be expected for the full year.

4. Certain financial statement items for 1995 have been reclassified in order to conform with the 1996 presentation.

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

Because of the seasonal nature of the natural gas business, a substantial portion of the Company's earnings are realized in the winter period which is the first six months of the fiscal year. Injections of natural gas into storage occur during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31). Due to this seasonality and the demand for gas during the winter season, inventory of stored gas decreased and receivables increased from October 31, 1995, to January 31, 1996.

The Company has a substantial capital expansion program to sustain its approximately 6% current annual growth in customer base. The capital expansion program is dependent on the continuing ability to generate the necessary funds required for this growth. Utility construction expenditures for the three and twelve months ended January 31, 1996, were $22.9 million and $99.8 million, respectively, as compared with $23.9 million and $110.9 million, respectively, for similar prior periods.

At January 31, 1996, the Company's capital structure consisted of long-term debt of 48% and common equity of 52%.

Results of Operations

Margin for the three months ended January 31, 1996, increased $8.7 million compared with the same period last year due to regulatory-approved rate changes and to greater volumes of gas sold, particularly to weather-sensitive residential and commercial customers on which a higher margin is earned. Delivered volumes of natural gas for the current three-month period increased over the similar prior period by 8.6 million dekatherms, a 21% increase. Weather for the three months ended January 31, 1996, was 31% colder than in the similar prior period. As a result, the weather normalization adjustment (WNA), in effect from November 1 through March 31, decreased operating revenues by $8.6 million for the three months ended January 31, 1996, as compared with an increase of $8.9 million for the similar prior period.

Margin for the twelve months ended January 31, 1996, increased $21.3 million compared with the similar prior period due to regulatory-approved rate changes and greater volumes of gas sold.

Weather for the twelve months ended January 31, 1996, was 18% colder than the similar prior period. The WNA decreased operating revenues by $7.1 million in the current period and increased operating revenues by $12.1 million in the similar prior period. Delivered volumes of natural gas for the current twelve months increased over the similar prior period by 11.2 million dekatherms, a 9% increase.

The Company's rate schedules include gas cost recovery provisions that permit the recovery of prudently incurred gas costs, subject to annual prudence reviews covering an historical twelve-month period. The Company's rates are revised periodically without formal rate proceedings to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are charged or credited to cost of gas and included in refunds due customers.

Operations and maintenance expenses for the three months and twelve months ended January 31, 1996, increased over similar prior periods primarily due to increases in maintenance and repairs of mains, advertising, payroll and employee benefit costs.

Depreciation expense for the three months and twelve months ended January 31, 1996, increased over similar prior periods due to the growth of plant in service and to an increase in depreciation rates for South Carolina operations effective November 1, 1995. For the current twelve-month period as compared with the similar prior period, the increase is also due to an increase in depreciation rates for North Carolina operations effective November 1, 1994. The two state commissions have approved recovery of the increased depreciation rates in rates charged to customers.

General taxes for the three months ended January 31, 1996, increased over the similar prior period primarily due to an increase in gross receipts taxes resulting from increased revenues. This increase was partially offset by decreases in property taxes and payroll taxes. General taxes for the twelve months ended January 31, 1996, increased over the similar prior period primarily due to increases in property taxes from rate increases and additions to taxable property and to increases in payroll taxes.

Other income for the three months and twelve months ended January 31, 1996, increased over similar prior periods primarily due to increases in earnings from propane operations attributable to the colder weather noted above. The twelve-month period also reflects an increase in interest earned on temporary cash investments. Such increases were partially offset by decreases in the allowance for funds used during construction (AFUDC) due to changes in rates and decreases in the balances on which AFUDC is computed, decreases in earnings from merchandise activities and, for the three month-period only, to a decrease in earnings from energy marketing services.

Utility interest charges for the three months ended January 31, 1996, increased over the similar prior period primarily due to interest on long-term debt resulting from higher balances outstanding. This increase was partially offset by decreases in interest on short-term debt and refunds due customers due to lower balances outstanding. Utility interest charges for the twelve months ended January 31, 1996, increased over the similar period due to increases in interest on long-term debt for the same reason noted above, increases in short-term debt due to higher balances outstanding and at higher rates and increases in interest on refunds due customers due to higher balances outstanding.

                    PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on February 23, 1996, for the purpose of electing four directors and ratifying the selection of independent auditors. The record date for the determination of shareholders entitled to notice of and to vote at the meeting was January 10, 1996. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's solicitations.

All of management's nominees for directors for terms expiring in 1999 as listed in the proxy statement were elected as indicated below:


      Shares                 Shares              Shares          Share
      Voted                   Voted               Voted           NOT
       FOR                   WITHHELD           ABSTAINING       VOTED
      -----                  --------           ----------       -----
Muriel W. Helms
---------------

   23,560,888                260,853               -0-           5,077,214

Ned R. McWherter
----------------

   23,584,690                237,051               -0-           5,077,214

Donald S. Russell, Jr.
----------------------

   23,611,717                210,024               -0-           5,077,214

John E. Simkins, Jr.
--------------------

   23,605,463                216,278               -0-           5,077,214

Directors continuing in office until 1997 are C. M. Butler III, Sam J. DiGiovanni and John F. McNair III. Directors continuing in office until 1998 are Jerry W. Amos, John H. Maxheim and Walter S. Montgomery, Jr.

The proposal to ratify the selection by the Board of Directors of the firm of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending October 31, 1996, was approved by the following vote:

         Shares         Shares         Shares         Shares
         Voted          Voted          Voted           NOT
          FOR          AGAINST       ABSTAINING       VOTED
         -----         -------       ----------       -----
       23,608,725       75,233         137,783        5,214,997


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

On January 30, 1996, the NCUC granted a final certificate to the competing applicant to serve the four-county area. On February 27, the Company requested a rehearing before the full NCUC. The outcome of these proceedings cannot be determined at this time.

South Carolina Consumer Advocate

On February 1, 1996, the South Carolina Consumer Advocate filed a notice of Appeal in the Richland County Court of Appeals regarding the order of the Public Service Commission of South Carolina (PSCSC) approving the Company's rate increase of $7.8 million annually, effective November 7, 1995. The Company is opposing this appeal. The outcome of this proceeding cannot be determined at this time.

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



                             PIEDMONT NATURAL GAS COMPANY, INC.
                             ----------------------------------
                                        (Registrant)



Date March 11, 1996              /s/ David J. Dzuricky
    --------------------     --------------------------------
                                    David J. Dzuricky
                                Senior Vice President-Finance
                                (Principal Financial Officer)



Date March 11, 1996              /s/ Barry L. Guy
    --------------------     --------------------------------
                                     Barry L. Guy
                               Vice President and Controller
                              (Principal Accounting Officer)