Form 10-Q
period 1996-04-30
PIEDMONT NATURAL GAS CO INC
filed 1996-06-11
CIK 78460

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------     -----------------

Commission file number 1-6196
                       ------

                       PIEDMONT NATURAL GAS COMPANY, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                         56-0556998
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1915 Rexford Road, Charlotte, North Carolina                        28211
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code           704-364-3120
                                                  ------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at June 3, 1996
- --------------------------                       ---------------------------
Common Stock, no par value                                29,222,487


================================================================================
                               Page 1 of 13 pages

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                             (in thousands)

                                                      April 30,            October 31,
                     ASSETS                             1996                  1995
                     ------                             ----                  ----
Utility Plant, at original cost                      $1,119,850            $1,074,666
   Less accumulated depreciation                        289,984               273,350
                                                     ----------            ----------
       Utility plant, net                               829,866               801,316
                                                     ----------            ----------

Other Physical Property (net of accumulated
   depreciation of $13,738 in 1996 and $12,869
   in 1995)                                              26,744                26,299
                                                     ----------            ----------

Current Assets:
   Cash and cash equivalents                             30,577                 5,811
   Restricted cash                                       19,746                17,948
   Receivables (less allowance for doubtful
       accounts of $2,855 in 1996 and $972
       in 1995)                                          87,940                21,118
   Gas in storage                                         8,997                39,992
   Deferred cost of gas                                   8,853                 3,352
   Refundable income taxes                                  510                15,265
   Other                                                  9,639                13,799
                                                     ----------            ----------
       Total current assets                             166,262               117,285
                                                     ----------            ----------

Deferred Charges and Other Assets                        15,293                19,995
                                                     ----------            ----------

   Total                                             $1,038,165            $  964,895
                                                     ==========            ==========
        CAPITALIZATION AND LIABILITIES
        ------------------------------

Capitalization:
   Common stock equity:
       Common stock                                  $  237,852            $  230,964
       Retained earnings                                174,196               124,015
                                                     ----------            ----------
          Total common stock equity                     412,048               354,979
       Long-term debt                                   361,000               361,000
                                                     ----------            ----------
          Total capitalization                          773,048               715,979
                                                     ----------            ----------

Current Liabilities:
   Current maturities of long-term debt and
       sinking fund requirements                          7,000                 7,000
   Notes payable                                            -                  13,500
   Accounts payable                                      58,644                38,303
   Deferred income taxes                                 18,843                14,166
   Taxes accrued                                         18,099                 9,008
   Refunds due customers                                 14,482                22,289
   Other                                                 19,641                19,392
                                                     ----------            ----------
       Total current liabilities                        136,709               123,658
                                                     ----------            ----------
Deferred Credits and Other Liabilities                  128,408               125,258
                                                     ----------            ----------

   Total                                             $1,038,165            $  964,895
                                                     ==========            ==========

See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                  Condensed Statements of Consolidated Income
                    (in thousands except per share amounts)



                                           Three Months                    Six Months                     Twelve Months
                                               Ended                         Ended                            Ended
                                             April 30                       April 30                        April 30
                                             --------                       --------                        --------
                                        1996          1995           1996             1995            1996            1995
                                        ----          ----           ----             ----            ----            ----
Operating Revenues                    $259,472      $179,391       $498,632         $381,867        $621,987        $519,302
Cost of Gas                            154,077        91,551        286,784          196,258         338,093         268,390
                                      --------      --------       --------         --------        --------        --------
Margin                                 105,395        87,840        211,848          185,609         283,894         250,912
                                      --------      --------       --------         --------        --------        --------

Other Operating Expenses:
   Operations                           26,192        23,454         51,861           47,599          98,350          94,621
   Maintenance                           3,668         4,019          7,229            7,724          15,915          15,888
   Depreciation                          9,015         7,873         18,030           15,745          34,229          28,253
   General Taxes                         9,049         7,726         18,429           16,562          29,258          26,928
   Income Taxes                         19,584        14,488         39,508           32,329          29,257          21,803
                                      --------      --------       --------         --------        --------        --------
      Total other operating expenses    67,508        57,560        135,057          119,959         207,009         187,493
                                      --------      --------       --------         --------        --------        --------

Operating Income                        37,887        30,280         76,791           65,650          76,885          63,419
Other Income, Net                        2,161         1,528          5,451            4,133           6,457           4,283
                                      --------      --------       --------         --------        --------         -------
Income Before Utility Interest Charges  40,048        31,808         82,242           69,783          83,342          67,702
Utility Interest Charges                 7,597         7,782         15,693           15,524          30,742          28,668
                                      --------      --------       --------         --------        --------        --------
Net Income                            $ 32,451      $ 24,026       $ 66,549         $ 54,259        $ 52,600        $ 39,034
                                      ========      ========       ========         ========        ========        ========


Average Shares of Common Stock
   Outstanding                          29,032        27,475         28,970           27,063          28,836          26,756

Earnings Per Share of Common Stock    $   1.12      $   0.87       $   2.30         $   2.00        $   1.82        $   1.46

Cash Dividends Declared Per Share
   of Common Stock                    $   0.29      $  0.275       $  0.565         $  0.535        $  1.115        $  1.055


See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                Condensed Statements of Consolidated Cash Flows
                                       (in thousands)

                                                           Three Months                Six Months               Twelve Months
                                                               Ended                      Ended                     Ended
                                                             April 30                   April 30                  April 30
                                                             --------                   --------                  --------
                                                         1996        1995           1996        1995          1996         1995
                                                         ----        ----           ----        ----          ----         ----
Cash Flows from Operating Activities:
   Net income                                          $ 32,451    $ 24,026       $ 66,549    $ 54,259     $  52,600    $  39,034
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization                        10,010       8,841         20,024      17,695        38,133       32,148
    Other, net                                            1,905       1,721          4,310       4,232         9,991        6,419
    Change in operating assets and
      liabilities                                        22,528      49,867          5,105      36,802       (26,838)       3,358
                                                       --------    --------       --------    --------     ---------    ---------
   Net cash provided by operating activities             66,894      84,455         95,988     112,988        73,886       80,959
                                                       --------    --------       --------    --------     ---------    ---------

Cash Flows from Investing Activities:
   Utility construction expenditures                    (23,544)    (22,784)       (46,152)    (46,187)      (99,145)    (108,791)
   Other                                                   (343)       (414)          (935)     (1,254)       (2,992)      (2,812)
                                                       --------    --------       --------    --------     ---------    ---------
   Net cash used in investing activities                (23,887)    (23,198)       (47,087)    (47,441)     (102,137)    (111,603)
                                                       --------    --------       --------    --------     ---------    ---------

Cash Flows from Financing Activities:
   Decrease in bank loans, net                          (20,000)    (64,000)       (13,500)    (63,500)            -            -
   Issuance of long-term debt                                 -           -              -           -        55,000       40,000
   Retirement of long-term debt                               -           -              -           -        (5,000)      (5,000)
   Sale of common stock                                       -      33,155              -      33,155             -       33,155
   Expenses of sale of common stock                           -           -              -           -          (132)           -
   Issuance of common stock through dividend
    reinvestment and employee stock plans                 3,524       1,946          5,732       4,045        10,121        8,268
   Dividends paid                                        (8,420)     (7,846)       (16,367)    (14,785)      (32,146)     (28,536)
                                                       --------    --------       --------    --------     ---------    ---------

   Net cash provided by (used in) financing activities  (24,896)    (36,745)       (24,135)    (41,085)       27,843       47,887
                                                       --------    --------       --------    --------     ---------    ---------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                           18,111      24,512         24,766      24,462          (408)      17,243
Cash and Cash Equivalents at Beginning
   of Period                                             12,466       6,473          5,811       6,523        30,985       13,742
                                                       --------    --------       --------    --------     ---------    ---------

Cash and Cash Equivalents at End of
   Period                                              $ 30,577    $ 30,985       $ 30,577    $ 30,985     $  30,577    $  30,985
                                                       ========    ========       ========    ========     =========    =========

Cash Paid During the Period for:
   Interest                                            $  5,744    $  5,966       $ 14,653    $ 13,202     $  28,762    $  25,778
   Income taxes                                        $ 19,771    $ 28,927       $ 19,970    $ 29,051     $  21,007    $  32,825

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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at April 30, 1996, and October 31, 1995, and the results of its operations and its cash flows for the three months, six months and twelve months ended April 30, 1996 and 1995.

3. The Company's business is seasonal in nature. The results of operations for the three- and six-month periods ended April 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

Because of the seasonal nature of the natural gas business, a substantial portion of the Company's earnings are realized in the winter period which is the first six months of the fiscal year. Injections of natural gas into storage occur during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31). Due to this seasonality and the demand for gas during the winter season, inventory of stored gas decreased and receivables increased from October 31, 1995, to April 30, 1996.

The Company has a substantial capital expansion program to sustain its approximately 6% current annual growth in customer base. The capital expansion program is dependent on the continuing ability to generate the necessary funds required for this growth. Utility construction expenditures for the three, six and twelve months ended April 30, 1996, were $24.2 million, $47.1 million and $100.7 million, respectively, as compared with $23.3 million, $47.2 million and $111.2 million, respectively, for similar prior periods.

At April 30, 1996, the Company's capital structure consisted of long-term debt of 47% and common equity of 53%.

Results of Operations

Margin for the three months ended April 30, 1996, increased $17.6 million compared with the same period last year due to regulatory-approved rate changes and to greater volumes of gas sold, particularly to weather-sensitive residential and commercial customers on which a higher margin is earned. Delivered volumes of natural gas for the current three-month period increased over the similar prior period by 3.8 million dekatherms, a 9% increase.
Weather for the three months ended April 30, 1996, was 26% colder than in the similar prior period. As a result, the weather normalization adjustment (WNA), in effect from November 1 through March 31, decreased operating revenues by $3 million for the three months ended April 30, 1996, as compared with an increase of $1.5 million for the similar prior period.

Margin for the six months ended April 30, 1996, increased $26.2 million compared with the same period last year due to regulatory-approved rate changes and to greater volumes of gas sold, particularly to weather-sensitive residential and commercial customers. Delivered volumes of natural gas for the current six-month period increased over the similar prior period by 12.5 million dekatherms, a 15% increase. Weather for the six months ended April 30, 1996, was 29% colder than in the similar prior period. As a result, the WNA decreased operating revenues by $11.6 million for the six months ended April 30, 1996, as compared with an increase of $10.4 million for the similar prior period.

Margin for the twelve months ended April 30, 1996, increased $33 million compared with the similar prior period due to regulatory-approved rate changes and greater volumes of gas sold, largely to residential and commercial customers. Weather for the twelve months ended April 30, 1996, was 25% colder than the similar prior period. The WNA decreased operating revenues by $11.6 million in the current period and increased operating revenues by $10.4 million in the similar prior period. Delivered volumes of natural gas for the current twelve months increased over the similar prior period by 13.5 million dekatherms, an 11% increase.

The Company's rate schedules include gas cost recovery provisions that permit the recovery of prudently incurred gas costs, subject to annual prudence reviews covering an historical twelve-month period. Effective July 1, 1996, prudence reviews are no longer required in Tennessee as a result of the Tennessee Public Service Commission's (TPSC) approval of a performance incentive plan. The Company's rates are revised periodically without formal rate proceedings to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are charged or credited to cost of gas and included in refunds due customers.

Operations and maintenance expenses for the three months, six months and twelve months ended April 30, 1996, increased over similar prior periods primarily due to increases in maintenance and repairs of mains, advertising, payroll and employee benefit costs.

Depreciation expense for the three months, six months and twelve months ended April 30, 1996, increased over similar prior periods due to the growth of plant in service and to an increase in depreciation rates for South Carolina operations effective November 1, 1995. For the current twelve-month period as compared with the similar prior period, the increase is also due to an increase in depreciation rates for North Carolina operations effective November 1, 1994. The two state commissions have approved recovery of the increased depreciation rates in rates charged to customers.

General taxes for the three months, six months and twelve months ended April 30, 1996, increased over similar prior periods primarily due to increases in gross receipts taxes resulting from increased revenues.

Other income for the three months, six months and twelve months ended April 30, 1996, increased over similar prior periods primarily due to increases in earnings from propane operations attributable to the colder weather noted above and increases in interest earned on temporary cash investments. Such increases were partially offset by decreases in earnings from energy marketing services, and for the six-month and twelve-month periods, by decreases in the allowance for funds used during construction (AFUDC) due to changes in rates and lower balances on which AFUDC is computed and decreases in earnings from merchandise activities.

Utility interest charges for the six months and twelve months ended April 30, 1996, increased over similar prior periods primarily due to interest on long-term debt resulting from higher balances outstanding. These increases were partially offset by decreases in interest on short-term debt and refunds due customers due to lower balances outstanding. The decreases in interest on short-term debt and refunds due customers noted above more than offset the increase in interest on long-term debt for the three months ended April 30, 1996.

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

On January 30, 1996, the NCUC granted a final certificate to the competing applicant to serve the four-county area. On February 28, the Company requested a rehearing before the full NCUC which was subsequently denied in an order dated March 12. On March 15, the Company filed an appeal with the North Carolina Court of Appeals, the outcome of which cannot be determined at this time.

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

General Rate Cases

On May 14, 1996, the Company filed a general rate case with the NCUC requesting a margin increase of $15.1 million annually, including an increase in customers' rates of $9.9 million annually. The Company has requested the proposed rates to become effective November 1, 1996.

On May 31, 1996, the Company filed a general rate case with the TPSC requesting a margin increase of $11.1 million annually, including an increase in customers' rates of $9.3 million annually. It is anticipated that if approved, the new rates would become effective November 1, 1996.

Tennessee Performance Incentive Plan

On May 31, 1996, the TPSC approved a Performance Incentive Plan to be effective July 1, 1996. The plan provides for an overall annual cap of $1.6 million on gains or losses based on the cost of gas performance as related to benchmarks together with income from marketing transportation and storage capacity in the secondary market. The benefits associated with an incentive plan are to eliminate the annual cost of gas prudence reviews, reduce gas costs to the benefit of Tennessee ratepayers and to provide a potential benefit to the shareholders by sharing in gas cost reductions.

Establishment of a Natural Gas Expansion Fund

On April 4, 1996, the NCUC ordered the establishment of an expansion fund for the Company and approved initial funding of the expansion fund in order to extend natural gas service to unserved areas of the state. The Company has been holding certain refunds as an investment in short-term U.S. Treasury securities pending the establishment of such a fund. On May 2, 1996, the Company transferred, according to the NCUC's order, $16.4 million to the North Carolina State Treasurer for credit to the Company's expansion fund account. The use of such funds will be decided by the NCUC as individual project applications for unserved areas are filed by the Company.

Pine Needle LNG Company, L.L.C. (Pine Needle)

Piedmont Interstate Pipeline Company, a wholly-owned subsidiary, is a 35% member of Pine Needle, a North Carolina limited liability company formed in 1995 to construct, own and operate a liquified natural gas (LNG) peak demand facility in North Carolina. The facility, estimated to cost $107 million, will be located near an interstate pipeline, also a member who will serve as operator and dispatch agent, and will have storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. The facility will provide peak demand and storage service to the Company and other customers on the interstate pipeline's system in the southeast market area. In August 1995, Pine Needle concluded an open season for subscriptions from potential customers of the facility, at which time subscriptions were received for 361 million cubic feet per day, including a subscription from the Company for 200 million cubic feet per day.

On April 30, 1996, the Federal Energy Regulatory Commission (FERC) issued a preliminary order determining that the issuance of a certificate authorizing the LNG storage project of Pine Needle would be in the public convenience and necessity. This preliminary order is subject to conditions including revisions to the terms of its pro forma FERC tariff rates reflecting changes in the return on equity, AFUDC and income tax component, executing firm storage contracts with the customers that executed subscriptions and requiring the facilities to be constructed and placed into operation within three years of the date of the final order. In addition, the FERC will issue its findings regarding environmental matters with the final order. On May 30, 1996, Pine Needle advised the FERC of the revision of its pro forma initial rates reflecting changes in the return on equity, AFUDC and income tax component per the direction of the order.

On May 30, 1996, the NCUC, an intervenor in the case, requested a rehearing of the FERC's preliminary order for the limited purpose of review of the proposed
return on equity and capital structure.   The outcome of this request for
rehearing cannot be determined at this time.

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


                                              PIEDMONT NATURAL GAS COMPANY, INC.
                                              ----------------------------------
                                                         (Registrant)



Date  June 11, 1996                                  /s/ David J. Dzuricky
    --------------------                       ---------------------------------
                                                       David J. Dzuricky
                                                 Senior Vice President-Finance
                                                 (Principal Financial Officer)



Date  June 11, 1996                                    /s/ Barry L. Guy
    --------------------                      ----------------------------------
                                                         Barry L. Guy
                                                 Vice President and Controller
                                                (Principal Accounting Officer)