Form 10-Q
period 1996-07-31
PIEDMONT NATURAL GAS CO INC
filed 1996-09-12
CIK 78460

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

Commission file number 1-6196
                       ------

                       PIEDMONT NATURAL GAS COMPANY, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                      56-0556998
- --------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1915 Rexford Road, Charlotte, North Carolina                         28211
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code           704-364-3120
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at September 4, 1996
- --------------------------                      --------------------------------
Common Stock, no par value                                29,421,010



================================================================================
                               Page 1 of 11 pages

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                          July 31,             October 31,
                 ASSETS                                     1996                  1995
                 ------                                     ----                  ----
Utility Plant, at original cost                          $1,143,833            $1,074,666
  Less accumulated depreciation                             298,427               273,350
                                                         ----------            ----------
    Utility plant, net                                      845,406               801,316
                                                         ----------            ----------

Other Physical Property (net of accumulated
  depreciation of $14,170 in 1996 and $12,869
  in 1995)                                                   26,970                26,299
                                                         ----------            ----------

Current Assets:
  Cash and cash equivalents                                   5,877                 5,811
  Restricted cash                                            19,990                17,948
  Receivables (less allowance for doubtful
    accounts of $2,O88 in 1996 and $972 in 1995)             39,995                21,118
  Gas in storage                                             35,122                39,992
  Deferred cost of gas                                        5,424                 3,352
  Refundable income taxes                                     1,597                15,265
  Other                                                       7,989                13,799
                                                         ----------            ----------
    Total current assets                                    115,994               117,285
                                                         ----------            ----------
Deferred Charges and Other Assets                            16,195                19,995
                                                         ----------            ----------

  Total                                                  $1,004,565            $  964,895
                                                         ==========            ==========
                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
Capitalization:
  Common stock equity:
    Common stock                                         $  242,855            $  230,964
    Retained earnings                                       157,385               124,015
                                                         ----------            ----------
      Total common stock equity                             400,240               354,979
    Long-term debt                                          357,000               361,000
                                                         ----------            ----------
      Total capitalization                                  757,240               715,979
                                                         ----------            ----------

Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                                10,000                 7,000
  Notes payable                                              30,000                13,500
  Accounts payable                                           55,800                38,303
  Deferred income taxes                                      15,377                14,166
  Taxes accrued                                             (13,308)                9,008
  Refunds due customers                                       5,364                22,289
  Other                                                      11,945                19,392
                                                         ----------            ----------
    Total current liabilities                               115,178               123,658
                                                         ----------            ----------
Deferred Credits and Other Liabilities                      132,147               125,258
                                                         ----------            ----------
  Total                                                  $1,004,565            $  964,895
                                                         ==========            ==========

See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                  Condensed Statements of Consolidated Income
                                 (in thousands)


                                                        Three Months           Nine Months                Twelve Months
                                                           Ended                  Ended                      Ended
                                                          July 31                July  31                   July 31
                                                   -------------------   -----------------------   ----------------------
                                                     1996        1995       1996          1995         1996        1995
                                                     ----        ----       ----          ----         ----        ----
Operating Revenues                                 $95,744     $61,649    $594,376      $443,516     $656,082    $510,310
Cost of Gas                                         55,558      26,447     342,342       222,705      367,203     256,669
                                                   -------     -------    --------      --------     --------    --------

Margin                                              40,186      35,202     252,034       220,811      288,879     253,641
                                                   -------     -------    --------      --------     --------    --------

Other Operating Expenses:
  Operations                                        26,066      23,667      77,927        71,266      100,749      96,025
  Maintenance                                        4,098       4,376      11,327        12,100       15,637      16,239
  Depreciation                                       9,015       7,982      27,045        23,727       35,261      30,205
  General Taxes                                      6,230       5,361      24,659        21,923       30,128      27,105
  Income Taxes                                      (5,302)     (5,481)     34,206        26,848       29,436      20,884
                                                   -------     -------    --------      --------     --------    --------
    Total other operating expenses                  40,107      35,905     175,164       155,864      211,211     190,458
                                                   -------     -------    --------      --------     --------    --------

Operating Income                                        79        (703)     76,870        64,947       77,668      63,183
Other Income, Net                                     (574)       (801)      4,877         3,332        6,684       4,104
                                                   -------     -------    --------      --------     --------    --------
Income Before Utility Interest Charges                (495)     (1,504)     81,747        68,279       84,352      67,287
Utility Interest Charges                             7,831       7,321      23,524        22,845       31,252      29,839
                                                   -------     -------    --------      --------     --------    --------

Net Income                                         $(8,326)    $(8,825)   $ 58,223      $ 45,434     $ 53,100    $ 37,448
                                                   =======     =======    ========      ========     ========    ========

Average Shares of Common Stock
  Outstanding                                       29,253      28,644      29,065        27,596       28,989      27,322

Earnings Per Share of Common Stock                 $ (0.28)    $ (0.31)   $   2.00      $   1.65     $   1.83    $   1.37

Cash Dividends Declared Per Share
  of Common Stock                                  $  0.29     $ 0.275    $  0.855      $   0.81     $   1.13    $   1.07



See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                Condensed Statements of Consolidated Cash Flows
                                 (in thousands)


                                                             Three Months            Nine Months               Twelve Months
                                                                 Ended                  Ended                      Ended
                                                                July 31                July  31                   July 31
                                                         -------------------   -----------------------   ----------------------
                                                           1996        1995       1996          1995         1996        1995
                                                           ----        ----       ----          ----         ----        ----
Cash Flows from Operating Activities:
  Net income                                             $(8,326)    $(8,825)   $58,223       $45,434     $ 53,100    $ 37,448
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation, amortization and other                  10,011       8,980     30,036        26,705       39,179      34,147
    Other, net                                             1,049       3,657      5,359         7,888        7,385       8,917
    Change in operating assets and
      liabilities                                        (27,763)    (13,554)   (22,659)       23,219      (41,065)      4,290
                                                         -------     -------    -------       -------     --------    --------
  Net cash provided by (used in) operating activities    (25,029)     (9,742)    70,959       103,246       58,599      84,802
                                                         -------     -------    -------       -------     --------    --------

Cash Flows from Investing Activities:
  Utility construction expenditures                      (24,619)    (23,737)   (70,770)      (69,924)    (100,027)   (105,718)
  Other                                                     (570)       (711)    (1,505)       (1,964)      (2,851)     (2,866)
                                                         -------     -------    -------       -------     --------    --------
  Net cash used in investing activities                  (25,189)    (24,448)   (72,275)      (71,888)    (102,878)   (108,584)
                                                         -------     -------    -------       -------     --------    --------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net                  30,000      17,000     16,500       (46,500)      13,000     (18,000)
  Issuance of long-term debt                                   -           -          -             -       55,000      40,000
  Retirement of long-term debt                            (1,000)     (1,000)    (1,000)       (1,000)      (5,000)     (5,000)
  Sale of common stock                                         -           -          -        33,155            -      33,155
  Expenses of sale of common stock                             -           -          -             -         (132)          -
  Issuance of common stock through dividend
    reinvestment and employee stock plans                  5,003       2,290     10,735         6,335       12,835       8,289
  Dividends paid                                          (8,485)     (7,873)   (24,853)      (22,659)     (32,759)    (29,548)
                                                         -------     -------    -------       -------     --------    --------

  Net cash provided by (used in) financing activities     25,518      10,417      1,382       (30,669)      42,944      28,896
                                                         -------     -------    -------       -------     --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents     (24,700)    (23,773)        66           689       (1,335)      5,114

Cash and Cash Equivalents at Beginning of Period          30,577      30,985      5,811         6,523        7,212       2,098
                                                         -------     -------    -------       -------     --------    --------

Cash and Cash Equivalents at End of Period               $ 5,877     $ 7,212    $ 5,877       $ 7,212     $  5,877    $  7,212
                                                         =======     =======    =======       =======     ========    ========

Cash Paid During the Period for:
  Interest                                               $10,828     $ 8,034    $25,481       $21,236     $ 31,555    $ 27,476
  Income taxes                                           $30,746     $   950    $50,717       $30,001     $ 50,804    $ 30,701

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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at July 31, 1996, and October 31, 1995, and the results of its operations and its cash flows for the three months, nine months and twelve months ended July 31, 1996 and 1995.

3. The Company's business is seasonal in nature. The results of operations for the three- and nine-month periods ended July 31, 1996, are not necessarily indicative of the results to be expected for the full year.

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

Because of the seasonal nature of the natural gas business, a substantial portion of the Company's earnings are realized in the winter period which is the first six months of the fiscal year. Injections of natural gas into storage occur during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31). Due to this seasonality and the demand for gas during the winter season, inventory of stored gas decreased and receivables increased from October 31, 1995, to July 31, 1996.

The Company has a substantial capital expansion program to sustain its approximately 6% current annual growth in customer base. The capital expansion program is dependent on the continuing ability to generate the necessary funds required for this growth. Utility construction expenditures for the three, nine and twelve months ended July 31, 1996, were $25 million, $72.1 million and $101.8 million, respectively, as compared with $23.9 million, $71.1 million and $107.9 million, respectively, for similar prior periods.

At July 31, 1996, the Company's capital structure consisted of long-term debt of 47% and common equity of 53%.

Results of Operations

Margin for the three months ended July 31, 1996, increased $5 million compared with the same period last year due to regulatory-approved changes and greater volumes of gas sold. Delivered volumes of natural gas for the current three-month period increased over the similar prior period by 1.4 million dekatherms, a 7% increase. Weather for the three months ended July 31, 1996, was 22% colder than in the similar prior period. However, this colder weather had little effect on margin as the quarter is past the winter period.

Margin for the nine months ended July 31, 1996, increased $31.2 million compared with the same period last year due to regulatory-approved changes and greater volumes of gas sold, particularly to weather-sensitive residential and commercial customers. Delivered volumes of natural gas for the current nine-month period increased over the similar prior period by 13.8 million dekatherms, a 13% increase. Weather for the nine months ended July 31, 1996, was 29% colder than in the similar prior period. As a result, the weather normalization adjustment (WNA) decreased operating revenues by $11.6 million for the current nine months, as compared with an increase of $10.4 million for the similar prior period.

Margin for the twelve months ended July 31, 1996, increased $35.2 million compared with the similar prior period due to regulatory-approved changes and greater volumes of gas sold. Weather for the twelve months ended July 31, 1996, was 27% colder than the similar prior period. The WNA decreased operating revenues by $11.6 million for the current period and increased operating revenues by $10.4 million for the similar prior period. Delivered volumes of natural gas for the current twelve months increased over the similar prior period by 14.7 million dekatherms, a 12% increase.

The Company's rates are revised periodically to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are charged or credited to cost of gas and included in refunds due customers. The Company's rate schedules include gas cost recovery provisions that permit the recovery of prudently incurred gas costs, subject to annual prudence reviews covering an historical twelve-month period. Beginning July 1, 1996, prudence reviews are no longer required in Tennessee as a result of the approval by the Tennessee Public Service Commission of a performance incentive plan in regards to the Company's gas purchasing practices in Tennessee.

Operations and maintenance expenses for the three months, nine months and twelve months ended July 31, 1996, increased over similar prior periods primarily due to increases in maintenance and repairs of mains, payroll costs and utilities, and for the nine-month period, by an increase in employee benefit costs, and for the nine-month and twelve-month periods, by an increase in advertising costs. These increases were partially offset by decreases in all periods in rents and leases, and for the nine-month and twelve-month periods, by decreases in outside labor costs. The current twelve-month period also reflects reductions in the provision for uncollectibles and in employee benefit costs.

Depreciation expense for the three months, nine months and twelve months ended July 31, 1996, increased over similar prior periods due to the growth of plant in service and to an increase in depreciation rates for South Carolina operations effective November 1, 1995. For the current twelve-month period, as compared with the similar prior period, the increase is also due to an increase in depreciation rates for North Carolina operations effective November 1, 1994. The two state commissions have approved recovery of the increased depreciation rates in rates charged to customers.

General taxes for the three months, nine months and twelve months ended July 31, 1996, increased over similar prior periods primarily due to increases in gross receipts taxes resulting from increased revenues.

Other income for the three months ended July 31, 1996, increased over the similar prior period primarily due to an increase in earnings from energy marketing services. Other income for the nine months and twelve months ended July 31, 1996, increased over similar prior periods primarily due to increases in earnings from propane operations attributable to the colder weather noted above and increases in interest earned on temporary cash investments. Such increases were partially offset by decreases in earnings from energy marketing services and merchandise activities, and for the twelve-month period, by a decrease in the allowance for funds used during construction (AFUDC) due to changes in rates and lower balances on which AFUDC is computed.

Utility interest charges for the three months, nine months and twelve months ended July 31, 1996, increased over similar prior periods primarily due to interest on long-term debt resulting from higher balances outstanding. These increases were partially offset by a decrease in interest on refunds due customers due to lower balances outstanding, and for the nine-month and twelve-months periods, by a decrease in interest on short-term debt due to lower balances outstanding.

                         PART II.  OTHER INFORMATION


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


                                     PIEDMONT NATURAL GAS COMPANY, INC.
                                     ----------------------------------
                                                (Registrant)



Date  September 12, 1996                   /s/ David J. Dzuricky
    --------------------             ----------------------------------
                                           David J. Dzuricky
                                     Senior Vice President-Finance
                                     (Principal Financial Officer)



Date  September 12, 1996                   /s/ Barry L. Guy
    --------------------             ----------------------------------
                                           Barry L. Guy
                                     Vice President and Controller
                                     (Principal Accounting Officer)