Form 10-K405
period 1996-10-31
PIEDMONT NATURAL GAS CO INC
filed 1997-01-24
CIK 78460

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended October 31, 1996

                                       or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the Transition period from                    to
                                   ------------------     --------------------

    Commission file number 1-6196

                       PIEDMONT NATURAL GAS COMPANY, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                North Carolina                                   56-0556998
-------------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)


     1915 Rexford Road, Charlotte, North Carolina               28211
-------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (704) 364-3120
                                                   ----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange on
      Title of each class                                which registered
      -------------------                           ------------------------
  Common Stock, no par value                        New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 2, 1997.

                   Common Stock, no par value - $691,960,335

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at January 2, 1997
             -----                          -------------------------------
   Common Stock, no par value                          29,646,480

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders on February 28, 1997, are incorporated by reference into Part III.

                       PIEDMONT NATURAL GAS COMPANY, INC.



                          1996 FORM 10-K ANNUAL REPORT


                           ===========================


                               TABLE OF CONTENTS

Part I.                                                                        Page
    Item 1.     Business                                                        1
    Item 2.     Properties                                                      5
    Item 3.     Legal Proceedings                                               6
    Item 4.     Submission of Matters to a Vote of Security Holders             6

Part II.

    Item 5.     Market for Registrant's Common Equity and
                  Related Stockholder Matters                                   7
    Item 6.     Selected Financial Data                                         8
    Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           8
    Item 8.     Financial Statements and Supplementary Data                    15
    Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                          34

Part III.

    Item 10.    Directors and Executive Officers of the Registrant             35
    Item 11.    Executive Compensation                                         37
    Item 12.    Security Ownership of Certain Beneficial Owners
                  and Management                                               37
    Item 13.    Certain Relationships and Related Transactions                 38

Part IV.

    Item 14.    Exhibits, Financial Statement Schedule, and
                  Reports on Form 8-K                                          39

                Signatures                                                     45


                                    PART I
Item 1.  Business

         Piedmont Natural Gas Company, Inc. (the Company), incorporated in 1950, is an energy and services company primarily engaged in the transportation and sale of natural gas and the sale of propane to over 615,000 residential, commercial and industrial customers in North Carolina, South Carolina and Tennessee.

         The Company is the second-largest natural gas utility in the southeast, serving over 567,000 natural gas customers. The Company and its non-utility subsidiaries and divisions are also engaged in acquiring, marketing and arranging for the transportation and storage of natural gas for large-volume purchasers, and in the sale of propane to over 48,500 customers in the Company's three-state service area.

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

         Operating revenues shown in the consolidated financial statements represent revenues from utility operations only. Such revenues totaled $685 million for the year ended October 31, 1996, of which 43% was from residential customers, 26% from commercial customers, 27% from industrial customers, 3% from secondary market sales and 1% from various sources. Revenues from non-utility operations, less related costs and income taxes, are shown in the consolidated financial statements in other income. Non-utility revenues as a percentage of total revenues, including utility operations, were 7% in 1996. No single non-utility activity accounted for greater than 6% of total revenues. Income from non-utility activities as a percentage of total net income was 9% in 1996. No single non-utility activity accounted for more than 6% of net income.

         The Company is principally engaged in the gas distribution industry and has no other reportable industry segments.

         The Company's utility operations are subject to regulation by the North Carolina Utilities Commission (NCUC) and the Tennessee Regulatory Authority (TRA), formerly the Tennessee Public Service Commission (TPSC), as to the issuance of securities, and by those commissions and by the Public Service Commission of South Carolina (PSCSC) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. The Company is also subject to or affected by various federal regulations.

         The Company holds non-exclusive franchises for natural gas service in all communities where required, with expiration dates from 1997 to 2044. The earliest date at which a franchise for a major service area expires is 1999.
The franchises are adequate for operation of the gas distribution business and do not contain restrictions which are of a materially burdensome nature. In most cases, the loss of a franchise would not have a material effect on operations. The Company has never failed to obtain the renewal of a franchise; however, this is not necessarily indicative of future action.

         The Company's utility business and its non-utility propane activities are seasonal in nature as variations in weather conditions generally result in greater earnings during the winter months. The Company normally injects natural gas into storage during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31) when sufficient quantities of flowing pipeline gas are not available to meet customer demand. During 1996, the amount of natural gas in storage varied from 2.4 million dekatherms (one dekatherm equals 1,000,000 BTUs) to 18.3 million dekatherms, and the aggregate commodity cost of this gas in storage varied from $4.8 million to $33.9 million.

         The following is a five-year comparison of gas sales and other statistics for the years ended October 31, 1992 through 1996:

                                                  1996          1995        1994        1993        1992
OPERATING REVENUES (in thousands):
  Sales and Transportation:
    Residential                                $292,010       $229,546    $240,314    $221,632     $184,442
    Commercial                                  180,415        135,933     165,805     154,894      126,417
    Industrial                                  184,118        133,205     165,989     173,943      146,964
    For Resale                                    2,748          3,323         815           1            -
                                               --------       --------    --------    --------     --------
     Total                                      659,291        502,007     572,923     550,470      457,823
  Secondary Market Sales                         22,152              -           -           -            -
  Miscellaneous                                   3,612          3,216       2,431       2,290        2,079
                                               --------       --------    --------    --------     --------
     Total                                     $685,055       $505,223    $575,354    $552,760     $459,902
                                               ========       ========    ========    ========     ========

GAS VOLUMES - DEKATHERMS (in thousands):
  System Throughput:
    Residential                                  43,357         33,513      36,093      34,277       30,450
    Commercial                                   31,040         22,867      28,931      28,179       25,876
    Industrial                                   64,054         67,735      60,966      57,505       58,740
    For Resale                                      581          1,478         140         192            -
                                               --------       --------    --------    --------     --------
     Total                                      139,032        125,593     126,130     120,153      115,066
                                               ========       ========    ========    ========     ========

  Secondary Market Sales                          9,724              -           -           -            -

NUMBER OF RETAIL CUSTOMERS BILLED
(12 month average):
    Residential                                 468,803        446,118     420,861     396,394      375,681
    Commercial                                   59,905         57,803      56,147      54,451       52,603
    Industrial                                    2,687          2,711       2,010       1,822        1,783
                                               --------       --------    --------    --------     --------
     Total                                      531,395        506,632     479,018     452,667      430,067
                                               ========       ========    ========    ========     ========

                                                  1996           1995        1994        1993        1992
AVERAGE PER RESIDENTIAL CUSTOMER:
    Gas Used - Dekatherms                         92.48          75.12       85.76       86.47        81.05
    Revenue                                     $622.88        $514.54     $571.00     $559.12      $490.95
    Revenue Per Dekatherm                         $6.73          $6.85       $6.66       $6.47        $6.06

COST OF GAS (in thousands):
    Natural Gas Purchased                      $327,968       $155,683    $242,609    $267,217     $211,492
    Liquefied Petroleum Gas (LPG)                   160             60         204           -          138
    Transportation Gas Received (Not
      Delivered)                                  1,024           (181)       (616)       (216)         627
    Natural Gas Withdrawn from
      (Injected into) Storage, net               (8,078)         6,094       4,106        (894)     (10,344)
    Other Storage                                   (40)           860       1,058         316          901
    Other Adjustments                            73,099         85,051      93,214      62,465       50,955
                                               --------       --------    --------    --------     --------
        Total                                  $394,133       $247,567    $340,575    $328,888     $253,769
                                               ========       ========    ========    ========     ========

COST OF GAS PER DEKATHERM OF GAS SOLD             $3.17          $2.76       $3.29       $3.11        $2.64

SUPPLY AVAILABLE FOR DISTRIBUTION -
DEKATHERMS (in thousands):
    Natural Gas Purchased                       127,799         86,372     106,556     106,507      101,539
    LPG                                             121             13          52           -           49
    Transportation Gas                           24,550         41,589      22,299      14,281       19,181
    Natural Gas Withdrawn from (Injected
      into) Storage, net                         (1,142)          (750)     (1,646)        (41)      (4,072)
    Other Storage                                    16            (15)         25          33          221
    Company Use                                    (152)          (118)       (159)       (171)        (148)
                                               --------       --------    --------    --------     --------
     Total                                      151,192        127,091     127,127     120,609      116,770
                                               ========       ========    ========    ========     ========

UTILITY CAPITAL EXPENDITURES (in thousands)     $98,258       $100,825    $105,787     $84,242      $73,776

GAS MAINS - MILES OF 3" EQUIVALENT               16,900         16,700      16,300      15,900       15,620

DEGREE DAYS - SYSTEM AVERAGE:
    Actual                                        3,993          3,144       3,567       3,659        3,369
    Normal                                        3,606          3,617       3,630       3,637        3,648
    Percentage of Actual to Normal                  111%            87%         98%        101%          92%

PROPANE OPERATIONS:
    Revenues (in thousands)                     $44,046        $33,414     $34,972     $32,120      $29,689
    Volumes Sold (gallons in millions)             49.3           38.4        41.3        37.2         34.1
    Customers (at year end)                      48,100         48,500      46,900      42,600       40,200


         During 1996, the Company delivered 139 million dekatherms of natural gas to its customers, of which 24.4 million dekatherms were transported for large industrial customers. This compares with 125.6 million dekatherms delivered in 1995, of which 41.5 million dekatherms were transported.

         Sales to temperature-sensitive customers, whose consumption varies with the weather, were 74.4 million dekatherms in 1996, compared with 56.4 million dekatherms in 1995. Weather which was 11% colder than normal was experienced in 1996, compared with 13% warmer-than-normal weather in 1995. The Company sold or transported 64.1 million dekatherms to industrial users in 1996, compared with 67.7 million dekatherms in 1995. Industrial sales are the most price-sensitive of the Company's markets and are largely a function of the Company's ability to obtain supplies of natural gas competitively priced with other industrial fuels.

         Except as set forth below, all natural gas distributed is transported to the Company by one of eight interstate pipelines, Transcontinental Gas Pipe Line Corporation (Transco), Tennessee Gas Pipeline Company (Tennessee Pipeline), Texas Eastern Transmission Corporation (Texas Eastern), Columbia Gas Transmission Company (Columbia Gas), Columbia Gulf Transmission

Corporation (Columbia Gulf), National Fuel Gas Supply Corporation (National
Fuel), Texas Gas Transmission Corporation (Texas Gas) and CNG Transmission Corporation (CNG).

         As of November 1, 1996, the Company has contracted to purchase the following daily pipeline firm transportation capacity in dekatherms of natural gas:

  Transco (including certain upstream arrangements with
    CNG, Texas Gas and National Fuel)                            446,200
  Tennessee Pipeline                                              74,100
  Texas Eastern                                                    1,700
  Columbia Gas (through arrangements with Transco
    and Columbia Gulf)                                            34,000
  Columbia Gulf                                                    5,000
                                                                 -------
    Total                                                        561,000
                                                                 =======


         The Company has the following additional daily peaking capacity in dekatherms of natural gas through local peaking facilities, storage contracts and third party city gate arrangements to meet the firm demands of its markets. This availability varies from five days to one year.

  Liquefied Natural Gas                                           230,000
  Liquefied Petroleum Gas                                           8,000
  Transco Storage                                                  86,000
  Columbia Gas Storage                                             47,000
  Tennessee Pipeline Storage                                       55,900
  CNG Storage                                                       7,000
  Third Party City Gate Arrangements                               52,100
                                                                  -------
    Total                                                         486,000
                                                                  =======


         The Company utilizes a "best cost" gas purchasing philosophy that seeks to purchase gas on a short-or long-term basis by weighing cost against supply security and reliability factors. Of the 127.8 million dekatherms of natural gas purchased in 1996, approximately 13% was purchased under short-term contracts of less than one year, 13% under contracts of from one to three years and 74% under contracts of over three years.

         The Company owns or has under contract 19.8 million dekatherms of storage capacity, either in the form of underground storage or liquefied natural gas. This capability is used to supplement regular pipeline supplies on colder winter days when demand increases.

         For further information on gas supply and regulation, see "Gas Supply and Rate Proceedings" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

         Currently, approximately 31% of annual gas deliveries are made to industrial or large commercial customers who have the capability to burn a fuel other than natural gas. The alternate fuels are primarily fuel oil or propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including governmental regulations, the availability of gas from suppliers and the price of gas as compared with alternate fuels.

         In each of the Company's general rate proceedings, the state regulatory commission authorizes the Company to recover a margin (applicable rate less cost of gas) on each unit of gas sold. Each commission has also authorized the Company to negotiate lower rates to certain of its industrial customers when necessary to remain competitive. In North Carolina and South Carolina, the Company is permitted to recover margin losses resulting from these negotiated transactions through rates. Therefore, negotiation has resulted in reduced revenues, totaling $4.8 million in 1996, but has not reduced margin. The ability to recover such negotiated margin reductions is subject to continuing regulatory approvals. A similar recovery mechanism was permitted by the TRA in the most recent general rate case proceeding; however, previous negotiated margin losses in Tennessee have been immaterial.

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

          During 1996, the Company's largest customer contributed $16.6 million, or 2.2%, to total revenues.

         The amount of research and development costs incurred in connection with Company-sponsored research is immaterial. The Company contributes to gas industry-sponsored research projects; however, the amounts contributed to such projects are minimal.

         Compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or competitive position during 1996. For further information on environmental issues, see "Environmental Matters" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

         As of October 31, 1996, the Company had 1,973 employees, compared with 1,983 employees as of October 31, 1995.

Item 2.  Properties

         The Company's properties consist primarily of distribution systems and related facilities to serve its utility customers. The Company has constructed and owns approximately 493 miles of lateral pipelines up to 16 inches in diameter which connect the distribution systems of the Company with the transmission systems of its pipeline suppliers. Natural gas is distributed through approximately 16,900 miles (three-inch equivalent) of distribution mains. The lateral pipelines and distribution mains are located on or under public streets and highways, or private property with the permission of the individual owners.

         The Company either owns or leases for varying periods district and regional offices for its utility and non-utility operations.

Item 3.  Legal Proceedings

         There are a number of lawsuits pending against the Company for damages alleged to have been caused by negligence of employees. The Company has liability insurance which it believes is adequate to cover any material judgments which may result from these lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) The Company's Common Stock is traded on the New York Stock Exchange (NYSE). The following table provides information with respect to the high and low sales prices on the NYSE (symbol PNY) for each quarterly period for the years ended October 31, 1996 and 1995.

  1996                 High               Low                 1995               High               Low
----------             ----               ---             -----------            ----               ---
January 31            24 7/8             21               January 31            20 1/8             18
April 30              24 1/4             20 3/4           April 30              21 3/8             18 3/4
July 31               24 1/8             20 1/2           July 31               21 3/4             19 5/8
October 31            25 3/4             23 1/8           October 31            23                 19 1/2


         (b) As of January 2, 1997, the Company's Common Stock was owned by 18,389 shareholders of record.


         (c) Information with respect to quarterly dividends paid on Common Stock for the years ended October 31, 1996 and 1995, is as follows:

                    Dividends Paid                         Dividends Paid
  1996                Per Share                  1995         Per Share
-----------         --------------            ----------   --------------
January 31                27.5c.              January 31    26  c.
April 30                  29  c.              April 30      27.5c.
July 31                   29  c.              July 31       27.5c.
October 31                29  c.              October 31    27.5c.

         The Company's articles of incorporation and note agreements under which long-term debt was issued contain provisions which restrict the amount of cash dividends that may be paid on Common Stock. As of October 31, 1996, all of the Company's retained earnings was free of such restrictions.

Item 6.  Selected Financial Data

         Selected financial data for the years ended October 31, 1992 through 1996, is as follows:

                                                         1996          1995         1994         1993          1992
                                                         ----          ----         ----         ----          ----
                                                                  (in thousands except per share amounts)
Margin                                                $  290,922     $257,656     $234,779     $223,872       $206,133
Operating Revenues                                    $  685,055     $505,223     $575,354     $552,760       $459,902
Net Income                                            $   48,562     $ 40,310     $ 35,506     $ 37,534       $ 35,310
Earnings per Share of Common Stock                    $     1.67     $   1.45     $   1.35     $   1.45       $   1.39
Cash Dividends Declared Per Share of
  Common Stock                                        $    1.145     $  1.085     $  1.025     $   .965       $    .91
Average Shares of Common Stock Outstanding                29,161       27,890       26,346       25,960         25,345
Total Assets                                          $1,064,916     $964,895     $889,233     $797,748       $724,865
Long-Term Debt (less current maturities)              $  391,000     $361,000     $313,000     $278,000       $231,300
Rate of Return on Average Common Equity                    13.11%       12.27%       12.10%       13.65%         14.02%
Long-Term Debt to Total Capitalization Ratio               50.32%       50.42%       50.89%       49.38%         46.62%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company has committed bank lines of credit totaling $57 million to finance current cash requirements. Additional uncommitted lines are also available on an as needed, if available, basis. Borrowings under the lines include bankers' acceptances, transactional borrowings and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. The gas distribution business is highly seasonal and requires the use of short-term debt at times to meet working capital requirements and to temporarily finance construction pending the issuance of long-term debt or equity. Borrowings against the lines of credit during 1996 ranged from zero to a high of $74.5 million and interest rates ranged from a monthly average of 5.45% to 5.91% during the year. At October 31, 1996, $39 million of short-term debt was outstanding at a weighted average interest rate of 5.60%.

         The Company had $401 million of long-term debt outstanding at October 31, 1996. Annual sinking fund requirements and maturities of this debt are $10 million in each of the next five years. Long-term debt retired in 1996 totaled $7 million.

         On October 7, 1996, the Company sold $40 million of 7.50% Medium-Term Notes due 2026. Proceeds from the sale were used to reduce short-term debt. The notes are to be redeemed in a single payment at maturity.

         At October 31, 1996, the Company's capitalization ratio consisted of 50% long-term debt and 50% common equity. The embedded cost of long-term debt at that date was 8.39%. The return on average common equity in 1996 was 13.11%.

         Cash provided from operations and from financing was sufficient to fund investing activities, largely capital expenditures of $101.2 million, payments of debt principal and interest of $38.4 million and dividend payments to shareholders of $33.4 million.

         The Company's capital expansion program is very important in meeting the growth in the demand for natural gas associated with the annual growth in customer base. Capital expenditures for 1996 were $98.3 million for utility operations and $2.9 million for non-utility activities. Capital expenditures totaling $104.7 million for utility operations, primarily to serve customer growth, and $3 million for non-utility activities are budgeted for 1997. Cash requirements for all activities are expected to be provided by internally generated cash, issuance of Common Stock through dividend reinvestment and stock purchase plans, short-term bank borrowings, and issuance of long-term debt and common stock if market and other conditions are favorable.

         Although local gas distribution companies (LDCs), such as the Company, are generally concerned about the impact of the ability of a large commercial or industrial customer to bypass their systems, the Company does not presently view bypass from existing commercial and industrial customers as a major liquidity issue.

Gas Supply and Rate Proceedings

         The majority of the natural gas distributed by the Company is transported to the Company by one of eight interstate pipelines under tariffs regulated by the Federal Energy Regulatory Commission (FERC). The Company has been operating in an unbundled environment with all of its interstate pipelines for several years under FERC Order 636 which required the interstate pipelines to price separately the gas sales, transportation and storage services provided by them and to transport gas to their customers. The Company has not experienced any major operating problems due to Order 636.

         The regulations under which gas is purchased and transported are in various stages of litigation or appeal to the courts. The final resolution of these matters could affect the rates paid by the Company to these interstate pipelines for past and future purchases and transportation of gas, the amount of refunds to which the Company may be entitled with respect to past amounts paid and the terms under which the Company may purchase and transport gas in the future.

         In the Company's opinion, present rules and regulations of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA), formerly the Tennessee Public Service Commission (TPSC), permit the pass through to customers of any interstate pipeline capacity and storage service costs and any other costs that may be incurred under Order 636. Through 1996, the Company has recovered substantially all such costs through purchased gas adjustment procedures.

         The majority of the Company's natural gas supply is purchased from sources in non-regulated transactions. The Company is permitted to recover 100% of its prudently incurred gas costs, subject to annual prudence reviews covering historical twelve-month periods. For the latest applicable periods, the NCUC, the PSCSC and the TRA found the Company to be prudent in its gas purchasing practices and allowed 100% recovery of its gas costs.

         In May 1996, the TRA approved a performance incentive plan effective July 1, 1996. The plan provides for an overall annual cap of $1.6 million on gains or losses by the Company based on cost of gas purchased as related to benchmarks, together with income from marketing transportation and storage capacity in the secondary market. Secondary market transactions include sales for resale, off-system sales, capacity release and other interstate transactions designed to reduce fixed gas costs during off-peak periods for the benefit of customers. The benefits of the incentive plan are to eliminate the cost of annual gas prudence reviews, to reduce gas costs for Tennessee ratepayers and to provide potential earnings to shareholders by sharing in gas cost reductions.

         In December 1995, the NCUC issued an order effective November 1, 1995, which required all natural gas utilities to flow through to customers 75% of the net compensation or margin received from secondary market transactions while retaining 25% of such margin. The Company had previously accounted for such transactions in accordance with a sharing mechanism, 90% to customers and 10% to the Company, pursuant to an order issued in 1994.

         In April 1996, the NCUC ordered the establishment of an expansion fund for the Company as legislated by the General Assembly of North Carolina and approved initial funding to enable the extension of natural gas service into unserved areas of the state. Prior to this order, the Company had been holding certain supplier refunds attributable to North Carolina operations pending the establishment of such a fund. As ordered by the NCUC, these refunds had been invested in short-term U.S. Treasury securities. In May 1996, the Company transferred $16.4 million to the North Carolina State Treasurer for credit to the Company's expansion fund account. Such amounts along with other supplier refunds, including interest earned to date, are included in restricted cash in the consolidated financial statements. The use of such funds will be at the discretion of the NCUC as individual project applications for unserved areas are filed by the Company and approved by the NCUC. As of October 31, 1996, no funds had been used for expansion.

         In 1994, the Company filed a petition with the NCUC for a certificate of public convenience and necessity to serve four counties in North Carolina which are not presently receiving natural gas service. The Company requested permission to use the expansion fund to offset a portion of the cost of the construction in the four counties. Another company, not currently providing natural gas service in North Carolina or elsewhere, also filed an application to serve the four counties; however, this company did not request permission to use expansion funds.

         In 1995, the NCUC granted a conditional certificate to the Company to serve the four-county area but prohibited the Company from utilizing available expansion funds. The Company did not accept the condition that prohibited the use of expansion funds, and the NCUC granted a conditional certificate to the competing applicant. Following further motions and responses by all parties involved, the NCUC, in January 1996, granted a final certificate to the competing applicant. The Company's appeal of that order was heard by the Supreme Court of North Carolina in November. The outcome of these proceedings cannot be determined at this time.

         In November 1995, the PSCSC issued an order permitting the Company to increase its rates in South Carolina, effective November 7, 1995, by $7.8 million annually. The Consumer Advocate for the State of South Carolina has appealed that order to the Circuit Court of Richland County, South Carolina. The outcome of this appeal cannot be determined at this time.

         In October 1996, the NCUC issued an order approving an uncontested stipulation in a general rate proceeding permitting the Company to increase its margin in North Carolina, effective November 1, 1996, by $8.7 million annually, including an increase in customers' rates of $3.1 million annually.

         In a general rate case proceeding, the TRA permitted the Company to increase its margin in Tennessee, effective January 1, 1997, by $4.4 million annually.

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

Results of Operations

         Net income for 1996 was $48.6 million, compared with $40.3 million in 1995 and $35.5 million in 1994. The increase in net income in 1996, compared with 1995, was primarily due to regulatory rate changes which increased rates and updated gas cost components, increased delivered volumes to customers due to customer growth and 11% colder-than-normal weather, secondary market transactions and increased earnings from propane operations, partially offset by increases in operations and maintenance expenses, depreciation, general taxes and utility interest charges. The increase in net income in 1995, compared with 1994, was primarily due to regulatory rate changes which increased rates and updated gas cost components, partially offset by increases in operations and maintenance expenses, general taxes and utility interest charges. Compared with the prior year, weather in the Company's service area was 27% colder in 1996, and 12% and 3% warmer in 1995 and 1994, respectively. Volumes of gas delivered to customers increased to 139 million dekatherms in 1996, compared with 125.6 million dekatherms in 1995, an increase of 10.7%, and
126.1 million dekatherms in 1994.

         Operating revenues were $685.1 million in 1996, $505.2 million in 1995 and $575.4 million in 1994. The increase in operating revenues in 1996 over 1995 was primarily due to higher rates billed from increased commodity costs of natural gas, increased delivered volumes, particularly increased sales to weather-sensitive residential and commercial customers, the shift from transportation to sales of gas, secondary market sales and an increase in the average number of customers billed. The decrease in 1995 from 1994 was primarily due to the shift from sales of gas to transportation on which there is no commodity cost included in revenues and to a net decrease in rates charged to customers. Even though general rate increases were in effect in two states for 1995, such increases were offset by decreases in the gas cost components. The weather normalization adjustment mechanism (WNA) in effect in all three states is designed to offset the impact that unusually cold or warm weather has on customer billings and margin. Weather 11% colder than normal was experienced in 1996, compared with 13% and 2% warmer-than-normal weather in 1995 and 1994, respectively.

         In each of the Company's general rate proceedings, the state regulatory commission authorizes the Company to recover a margin (applicable rate less cost of gas) on each unit of gas sold. Each commission has also authorized the Company to negotiate lower rates to certain of its industrial customers when necessary to remain competitive. In North Carolina and South Carolina, the

Company is permitted to recover margin losses resulting from these negotiated transactions through rates. Therefore, negotiation has resulted in reduced revenues, totaling $4.8 million in 1996, but has not reduced margin. The ability to recover such negotiated margin reductions is subject to continuing regulatory approvals. The Company is seeking such a recovery mechanism in Tennessee; however, negotiated margin losses in Tennessee have been immaterial.

         Cost of gas was $394.1 million in 1996, $247.6 million in 1995 and $340.6 million in 1994. The increase in 1996, compared with 1995, was primarily due to an increase in delivered volumes, the shift from transportation to sales as noted above, higher commodity prices from suppliers and higher pipeline demand charges, partially offset by a decrease in reservation fees. The decrease in 1995 from 1994 was primarily due to lower prices from suppliers and the shift from sales to transportation. Increases or decreases in purchased gas costs from suppliers had no significant impact on margin as substantially all changes were passed on to customers through purchased gas adjustment procedures.

         Margin was $290.9 million in 1996, $257.7 million in 1995 and $234.8 million in 1994. The increases were primarily due to regulatory approved changes and rate increases, and for 1996 and 1994, greater volumes of gas sold. Such increases were partially offset by WNA credits of $11.6 million in 1996, compared with WNA surcharges of $10.4 million and $100,000 in 1995 and 1994, respectively. The margin earned per dekatherm of gas delivered increased by $.04 in 1996 over 1995 and by $.19 in 1995 over 1994.

         Other operations and maintenance expenses increased from $108.2 million to $121.6 million over the three-year period 1994 to 1996. The increases were primarily due to increases in the cost of maintenance and repairs of mains, rents, advertising, payroll and employee benefits.

         Depreciation expense increased from $24.6 million to $36 million over the three-year period 1994 to 1996 due to the growth in plant in service and to increases in depreciation rates for North Carolina operations effective November 1, 1994, and for South Carolina operations effective November 1, 1995.

         General taxes increased from $26.6 million to $31 million over the three-year period 1994 to 1996 primarily due to increases in property taxes resulting from rate increases and additions to taxable property, gross receipts taxes on higher revenues and payroll taxes.

         Other income, net of income taxes, increased from $4.2 million in 1994 to $5 million in 1996 primarily due to increases from propane operations, jobbing activities, earnings from energy marketing services and interest earned on temporary cash investments. Such increases were partially offset by decreases in the allowance for equity funds used during construction and in earnings from merchandise operations.

         Utility interest charges were $31.1 million in 1996, $29.5 million in 1995 and $24.5 million in 1994. The increases were primarily due to increases in the balances outstanding on long-term debt, higher interest rates charged on short-term debt and higher interest on refunds due customers. For 1995, the increase was also due to increases in the balances outstanding on short-term debt.

Environmental Matters

         The Company has owned, leased or operated manufactured gas plant (MGP) facilities at 11 sites in its three-state service area. These sites, eight of which involve other parties who either owned the property or operated the facilities, are in various stages of analysis. The Company and other parties have been working with state environmental agencies to assess the situation and develop plans for further investigation and remediation if necessary. In addition, the Company has substantially completed evaluating and remediating underground tank storage sites.

         The Company is authorized by its three state regulatory commissions to utilize deferral accounting, or the creation of a regulatory asset, for expenditures made in connection with environmental matters. Accordingly, the Company has established a liability and an associated regulatory asset of $4 million as of October 31, 1996, for estimated future environmental costs.

         The estimate of the regulatory asset and liability was based on a generic MGP site study and on underground storage tank comprehensive site evaluations. Site-specific evaluations have not been performed for the MGP sites and cost-sharing arrangements with other responsible parties and possible insurance recoveries have not been finalized. Resolution of these matters and further evaluations of the sites could significantly affect recorded amounts; however, the Company believes that the ultimate resolution of these environmental matters will not have a material adverse effect on financial position or results of operations.

Accounting Pronouncements

         On November 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). FAS 121 requires that regulatory assets be probable of future recovery at each balance sheet date. Adoption of FAS 121 will not have a material impact on financial position or results of operations based on the current regulatory structure in which the Company operates.

         Effective January 1, 1998, the Company will adopt SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FAS 125). Adoption of FAS 125 is not expected to have a material impact on financial position or results of operations.

Other Matters

         In 1995, Piedmont Interstate Pipeline Company (Piedmont Interstate), a wholly-owned subsidiary, in conjunction with an interstate pipeline, formed Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company, in which Piedmont Interstate is a 35% member. Pine Needle was formed to construct, own and operate a $107 million, four billion cubic feet liquified natural gas (LNG) peak-demand facility in North Carolina. The facility will provide peak demand and storage service to the Company and other customers on the interstate pipeline's system. The Company has subscribed to one-half of Pine Needle's storage capacity and vaporization capability. In November 1996, the FERC issued its final certificate to Pine Needle for the construction of these facilities. Area residents are opposing the construction and have stated the intention of requesting the federal courts to block the construction of these facilities. Pine Needle is currently concluding financing arrangements by which it will finance the construction and obtain long-term capital at the end of construction. Construction is planned to begin in early 1997 with the peaking service scheduled to be available during the winter of 1999-2000. An affiliate of the pipeline will be the operator of the facilities.

Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements and schedules required by this Item are listed in Item 14(a)1 and 2 in Part IV of this report.

CONSOLIDATED BALANCE SHEETS
October 31, 1996 and 1995

ASSETS

                                                     1996           1995
                                                     ----           ----
                                                        (in thousands)
Utility Plant:
  Utility plant in service                        $1,141,535     $1,045,051
    Less accumulated depreciation                    306,419        273,350
                                                  ----------     ----------
      Utility plant in service, net                  835,116        771,701
  Construction work in progress                       26,913         29,655
                                                  ----------     ----------
      Total utility plant, net                       862,029        801,356
                                                  ----------     ----------
Other Physical Property, at cost (net of
  accumulated depreciation of $14,569,000 in 1996
  and $12,869,000 in 1995)                            27,072         26,299
                                                  ----------     ----------
Current Assets:
  Cash and cash equivalents                            4,994          5,811
  Restricted cash                                     20,481         17,948
  Receivables (less allowance for doubtful
    accounts of $1,960,000 in 1996 and
    $972,000 in 1995)                                 32,378         21,118
  Inventories:
    Gas in storage                                    50,065         39,992
    Materials, supplies and merchandise                7,451          7,463
  Deferred cost of gas                                 6,796          3,352
  Refundable income taxes                             31,949         15,265
  Other                                                3,873          6,336
                                                  ----------     ----------
      Total current assets                           157,987        117,285
                                                  ----------     ----------
Deferred Charges and Other Assets:
  Unamortized debt expense (amortized
    over life of related debt on a
    straight-line basis)                               3,033          3,071
  Other                                               14,795         16,884
                                                  ----------     ----------
      Total deferred charges and other assets         17,828         19,955
                                                  ----------     ----------
        Total                                     $1,064,916     $  964,895
                                                  ==========     ==========


See notes to consolidated financial statements.

CAPITALIZATION AND LIABILITIES                                 1996             1995
                                                               ----             ----
                                                                  (in thousands)
Capitalization:
  Stockholders' equity:
    Cumulative preferred stock - no par
      value - 175,000 shares authorized                      $        -        $      -

    Common stock - no par value - 50,000,000
      shares authorized; outstanding, 29,548,868
      shares in 1996 and 28,835,004 shares in 1995              246,907         230,964
    Retained earnings                                           139,184         124,015
                                                             ----------        --------
      Total stockholders' equity                                386,091         354,979
  Long-term debt                                                391,000         361,000
                                                             ----------        --------
      Total capitalization                                      777,091         715,979
                                                             ----------        --------
Current Liabilities:
  Current maturities of long-term debt and sinking
    fund requirements                                            10,000           7,000
  Notes payable                                                  39,000          13,500
  Accounts payable                                               60,150          38,303
  Customers' deposits                                             6,114           9,589
  Deferred income taxes                                          17,727          14,166
  Taxes accrued                                                   9,940           9,008
  Refunds due customers                                              68          22,289
  Other                                                          10,656           9,803
                                                             ----------        --------
    Total current liabilities                                   153,655         123,658
                                                             ----------        --------
Deferred Credits and Other Liabilities:
  Unamortized federal investment tax credits                      8,939           9,497
  Accumulated deferred income taxes                              93,812          84,320
  Other                                                          31,419          31,441
                                                             ----------        --------
      Total deferred credits and other liabilities              134,170         125,258
                                                             ----------        --------
         Total                                               $1,064,916        $964,895
                                                             ==========        ========




See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME
For the Years Ended October 31, 1996, 1995 and 1994

                                                                       1996               1995                1994
                                                                       ----               ----                ----
                                                                        (in thousands except per share amounts)
Operating Revenues                                                   $685,055           $505,223            $575,354
Cost of Gas                                                           394,133            247,567             340,575
                                                                     --------           --------            --------
Margin                                                                290,922            257,656             234,779
                                                                     --------           --------            --------
Other Operating Expenses:
 Operations                                                           105,822             94,088              92,686
 Maintenance                                                           15,776             16,409              15,526
 Depreciation                                                          36,039             31,944              24,571
 Income taxes                                                          27,609             22,511              19,561
 General taxes                                                         31,047             27,392              26,565
                                                                     --------           --------            --------
     Total other operating expenses                                   216,293            192,344             178,909
                                                                     --------           --------            --------
Operating Income                                                       74,629             65,312              55,870
                                                                     --------           --------            --------
Other Income:
 Non-utility activities, net of
     income taxes                                                       4,376              3,785               3,997
 Other income, net of income taxes                                        624                691                 180
                                                                     --------           --------            --------
     Total other income                                                 5,000              4,476               4,177
                                                                     --------           --------            --------
Income Before Utility Interest Charges                                 79,629             69,788              60,047
                                                                     --------           --------            --------
Utility Interest Charges:
 Interest on long-term debt                                            30,120             26,354              23,816
 Allowance for borrowed funds used
     during construction (credit)                                        (783)            (1,095)             (1,272)
 Other interest                                                         1,730              4,219               1,997
                                                                     --------           --------            --------
     Total utility interest charges                                    31,067             29,478              24,541
                                                                     --------           --------            --------
Net Income                                                           $ 48,562           $ 40,310            $ 35,506
                                                                     ========           ========            ========

Average Shares of Common
   Stock Outstanding                                                   29,161             27,890              26,346

Earnings Per Share of Common Stock                                   $   1.67           $   1.45            $   1.35




See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Years Ended October 31, 1996, 1995 and 1994

                                                                       1996               1995               1994
                                                                       ----               ----               ----
                                                                                  (in thousands)
Cash Flows from Operating Activities:
  Net income                                                         $48,562             $40,310             $35,506
                                                                     -------             -------             -------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization                                    40,107              35,712              28,366
     Deferred income taxes                                            13,053              15,014              (4,529)
     Amortization of investment
        tax credits                                                     (558)               (558)               (559)
     Allowance for funds used during
        construction                                                  (1,419)             (1,690)             (2,272)
     Changes in assets and liabilities:
        Restricted cash                                               (2,533)             (2,987)             (7,973)
        Receivables                                                  (11,260)              1,479               1,176
        Inventories                                                  (10,061)              4,671              (4,898)
        Other assets, net                                            (15,882)            (11,841)              5,015
        Accounts payable                                              21,847               2,399             (17,387)
        Refunds due customers                                        (22,221)                165              20,247
        Other liabilities, net                                          (711)              8,211              19,711
                                                                     -------             -------             -------
          Total adjustments                                           10,362              50,575              36,897
                                                                     -------             -------             -------

Net cash provided by operating activities                             58,924              90,885              72,403
                                                                     -------             -------             -------
Cash Flows from Investing Activities:
  Utility construction expenditures                                  (96,759)            (99,180)           (103,534)
  Other                                                               (2,876)             (3,311)             (3,867)
                                                                     -------             -------             -------
Net cash used in investing activities                                (99,635)           (102,491)           (107,401)
                                                                     -------             -------             -------
Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net                              25,500             (50,000)             21,500
  Proceeds from issuance of
    long-term debt                                                    40,000              55,000              40,000
  Retirement of long-term debt                                        (7,000)             (5,000)             (5,000)
  Sale of common stock, net of expenses                                    -              33,023                   -
  Issuance of common stock through
    dividend reinvestment and
    employee stock plans                                              14,787               8,435               8,462
  Dividends paid                                                     (33,393)            (30,564)            (26,996)
                                                                     -------             -------             -------
Net cash provided by financing activities                             39,894              10,894              37,966
                                                                     -------             -------             -------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                                      (817)               (712)              2,968
Cash and Cash Equivalents at
  Beginning of Year                                                    5,811               6,523               3,555
                                                                     -------             -------             -------
Cash and Cash Equivalents at End of Year                             $ 4,994             $ 5,811             $ 6,523
                                                                     =======             =======             =======

Cash Paid During the Year for:
  Interest                                                           $31,435             $27,310             $24,327
  Income taxes                                                       $52,087             $30,087             $27,114


See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
For the Years Ended October 31, 1996, 1995 and 1994


                                                                     1996                   1995                 1994
                                                                   --------               --------             --------
                                                                                        (in thousands)
Balance at Beginning of Year                                       $124,015               $114,400             $105,890
Net Income                                                           48,562                 40,310               35,506
                                                                   --------               --------             --------
    Total                                                           172,577                154,710              141,396
                                                                   --------               --------             --------
Deduct:
    Dividends declared on common
      stock ($1.145 a share in 1996,
      $1.085 in 1995 and $1.025 in 1994)                             33,393                 30,564               26,996
    Capital stock expense                                                 -                    131                    -
                                                                   --------               --------             --------
        Total                                                        33,393                 30,695               26,996
                                                                   --------               --------             --------

Balance at End of Year                                             $139,184               $124,015             $114,400
                                                                   ========               ========             ========




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

A. Operations and Principles of Consolidation.
         Piedmont Natural Gas Company, Inc. (the Company), an investor-owned public utility, is primarily engaged in the distribution and sale of natural gas to residential, commercial and industrial customers in the Piedmont region of North Carolina and South Carolina and the metropolitan Nashville, Tennessee, area. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation where appropriate.

B. Utility Plant and Depreciation.
         Utility plant is stated at original cost, including direct labor and materials, allocable overheads and an allowance for borrowed and equity funds used during construction (AFUDC). The weighted average accrual rate for AFUDC was 9.39% for 1996, 9.47% for 1995 and 9.30% for 1994. The portion of AFUDC attributable to equity funds is included in other income, and the portion attributable to borrowed funds is shown as a reduction of utility interest charges. The costs of property retired are removed from utility plant and such costs, including removal costs net of salvage, are charged to accumulated depreciation.

         Depreciation expense is computed using the straight-line method applied to average depreciable costs. The ratio of depreciation provisions to average depreciable property balances was 3.40% for 1996, 3.29% for 1995 and 2.79% for 1994.

C. Inventories.
         Inventories are maintained on the basis of the average cost charged thereto.

D. Deferred Purchased Gas Adjustment.
         Rate schedules include purchased gas adjustment provisions that permit the recovery of purchased gas costs. Purchased gas adjustment factors are revised periodically without formal rate proceedings to reflect changes in the cost of purchased gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recovered amounts is included in refunds due customers.

E. Income Taxes.
         Deferred income taxes are provided for differences between book and tax income, principally attributable to accelerated tax depreciation and the timing of the recording of revenues and cost of gas. Deferred investment tax credits are being amortized to income over the estimated useful life of the related property.

F. Operating Revenues.
         Revenues are recognized from meters read on a monthly cycle basis which results in unrecognized revenue from the cycle date through month end. The cost of gas delivered to customers but not yet billed under the cycle billing method is deferred.

G. Earnings Per Share.
         Earnings per share are computed based on the weighted average number of shares of Common Stock outstanding during each year.

H. Regulation.
         Certain income, expense and capital items may be treated differently for ratemaking purposes by the state regulatory commissions which establish rates charged to customers.

I. Statement of Cash Flows.
         For purposes of reporting cash flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

J. Segment Reporting.
         The Company is principally engaged in the gas distribution industry and has no other reportable industry segments.

K. Use of Estimates.
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

L. Reclassifications.
         Certain financial statement items for 1995 and 1994 have been reclassified to conform with the 1996 presentation.

2. Regulatory Matters

         The Company's utility operations are subject to regulation by the North Carolina Utilities Commission (NCUC) and the Tennessee Regulatory Authority (TRA), formerly the Tennessee Public Service Commission (TPSC), as to the issuance of securities, and by those commissions and by the Public Service Commission of South Carolina (PSCSC) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation.

         The Company has been operating in an unbundled environment with all of its interstate pipelines for several years under Federal Energy Regulatory Commission (FERC) Order 636. This order required the interstate pipelines to price separately the gas sales, transportation and storage services provided by them and to transport gas to their customers. The Company has not experienced any major operating problems due to Order 636. In the Company's opinion, present rules and regulations of the NCUC, the PSCSC and the TRA permit the pass through to customers of any interstate pipeline capacity and storage service costs and any other costs that may be incurred under Order 636.
Through 1996, the Company has recovered substantially all such costs through purchased gas adjustment procedures.

         In April 1996, the NCUC ordered the establishment of an expansion fund for the Company as legislated by the General Assembly of North Carolina and approved initial funding to enable the extension of natural gas service into unserved areas of the state. Prior to this order, the Company had been holding certain supplier refunds attributable to North Carolina operations pending the establishment of such a fund. As ordered by the NCUC, these refunds had been invested in short-term U.S. Treasury securities. In May 1996, the Company transferred $16,400,000 to the North Carolina State Treasurer for credit to the Company's expansion fund account. Such amounts along with other supplier refunds, including interest earned to date, are included in restricted cash. The use of such funds will be at the discretion of the NCUC as individual project applications for unserved areas are filed by the Company and approved by the NCUC. As of October 31, 1996, no funds had been used for expansion.

         In 1994, the Company filed a petition with the NCUC for a certificate of public convenience and necessity to serve four counties in North Carolina which are not presently receiving natural gas service. The Company requested permission to use the expansion fund to offset a portion of the cost of the construction in the four counties. Another company, not currently providing natural gas service in North Carolina or elsewhere, also filed an application to serve the four counties; however, this company did not request permission to use expansion funds.

         In 1995, the NCUC granted a conditional certificate to the Company to serve the four-county area but prohibited the Company from utilizing available expansion funds. The Company did not accept the condition that prohibited the use of expansion funds, and the NCUC granted a conditional certificate to the competing applicant. Following further motions and responses by all parties involved, the NCUC, in January 1996, granted a final certificate to the competing applicant. The Company's appeal of that order was heard by the Supreme Court of North Carolina in November. The outcome of these proceedings cannot be determined at this time.

         In December 1995, the NCUC issued an order effective November 1, 1995, which required all natural gas utilities to flow through to customers 75% of the net compensation or margin received from secondary market transactions while retaining 25% of such margin. Secondary market transactions include sales for resale, off-system sales, capacity release and other interstate transactions designed to reduce fixed gas costs during off-peak periods for the benefit of customers. The Company had previously accounted for such transactions in accordance with a sharing mechanism, 90% to customers and 10% to the Company, pursuant to an order issued in 1994.

         In November 1995, the PSCSC issued an order permitting the Company to increase its rates in South Carolina, effective November 7, 1995, by $7,800,000 annually. The Consumer Advocate for the State of South Carolina has appealed that order to the Circuit Court of Richland County, South Carolina. The outcome of this appeal cannot be determined at this time.

         In October 1996, the NCUC issued an order approving an uncontested stipulation in a general rate proceeding permitting the Company to increase its margin in North Carolina, effective November 1, 1996, by $8,700,000 annually, including an increase in customers' rates of $3,100,000 annually.

         In December 1996, the TRA issued an order in a general rate case proceeding permitting the Company to increase its margin in Tennessee, effective January 1, 1997, by $4,400,000 annually.

3. Long-Term Debt

      Long-term debt at October 31, 1996 and 1995, is summarized as follows:

                                           1996                1995
                                           ----                ----
                                                (in thousands)
Senior Notes:
 9.19%, due 2001                        $ 30,000            $ 30,000
 10.02%, due 2003                         28,000              32,000
 10.06%, due 2004                         16,000              17,000
 10.11%, due 2004                         32,000              34,000
 9.44%, due 2006                          35,000              35,000
 8.51%, due 2017                          35,000              35,000
Medium-Term Notes:
 6.23%, due 2003                          45,000              45,000
 6.87%, due 2023                          45,000              45,000
 8.45%, due 2024                          40,000              40,000
 7.40%, due 2025                          55,000              55,000
 7.50%, due 2026                          40,000                   -
                                        --------            --------
     Total                               401,000             368,000
Less current maturities                   10,000               7,000
                                        --------            --------
     Total                              $391,000            $361,000
                                        ========            ========


      Annual sinking fund requirements and maturities through 2001 are $10,000,000 in each year.

      On October 7, 1996, the Company sold $40,000,000 of 7.50% Medium-Term Notes due 2026. Proceeds from the sale were used to reduce short-term debt. The notes are to be redeemed in a single payment at maturity.

      The Company's articles of incorporation and note agreements under which long-term debt was issued contain provisions which restrict the amount of cash dividends that may be paid on Common Stock. At October 31, 1996, all of the Company's retained earnings was free of such restrictions.

4. Capital Stock

         The changes in Common Stock for the years ended October 31, 1994, 1995 and 1996, are summarized as follows:

                                                  Shares              Amount
                                                 --------            ----------
                                                                   (in thousands)
Balance, October 31, 1993                       26,152,354              $179,130
  Issue to Participants in the Employee
      Stock Purchase Plan (SPP)                     28,630                   524
  Issue to Dividend Reinvestment and
      Stock Purchase Plan (DRIP)                   395,559                 7,938
                                                ----------              --------
Balance, October 31, 1994                       26,576,543               187,592
  Issue to SPP                                      29,133                   523
  Issue to DRIP                                    409,860                 7,912
  Public Offering                                1,725,000                33,154
  Issue to Participants in the
      Long-Term Incentive Plan (LTIP)               94,468                 1,783
                                                ----------              --------
Balance, October 31, 1995                       28,835,004               230,964
  Issue to SPP                                      27,713                   577
  Issue to DRIP                                    635,046                14,210
  Issue to LTIP                                     51,105                 1,156
                                                ----------              --------
Balance, October 31, 1996                       29,548,868              $246,907
                                                ==========              ========


         At October 31, 1996, 3,015,948 shares of Common Stock were reserved for issuance as follows:

SPP                                                270,576
DRIP                                             1,640,395
LTIP                                             1,104,977
                                                 ---------
  Total                                          3,015,948
                                                 =========

5. Financial Instruments and Related Fair Value

         The Company has committed bank lines of credit totaling $57,000,000 to finance current cash requirements. Additional uncommitted lines are also available on an as needed, if available, basis. Borrowings under the lines, with maturity dates of less than 90 days, include bankers' acceptances, transactional borrowings and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. At October 31, 1996, the lines of credit were on either a fee basis or compensating balance basis, with average annual balance requirements of $600,000.

         At October 31, 1996, outstanding notes payable consisted of $35,000,000 in bankers' acceptances and $4,000,000 in overnight cost-plus loans. The weighted average interest rate on such borrowings was 5.60%.

         The Company's principal business activity is the sale and transportation of natural gas to customers located in North Carolina, South Carolina and Tennessee. At October 31, 1996, gas receivables totaled $23,907,000 and other receivables totaled $10,431,000. The uncollected balance of installment receivables transferred with recourse was $26,584,000 and $27,147,000 at October 31, 1996 and 1995,
respectively. The Company has provided an adequate allowance for any receivables which may not be ultimately collected, including the receivables transferred with recourse.

         Effective January 1, 1998, the Company will adopt SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The Company does not expect the adoption of FAS 125 to have a material effect on financial position or results of operations.

         The following estimated fair values of financial instruments have been determined using available market information and commonly accepted valuation methodologies. Judgment is necessary in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair values. The estimated fair values of the Company's financial instruments at October 31, 1996 and 1995, are as follows:

                           1996                    1995
                     -----------------       -------------------
                     Carrying    Fair        Carrying     Fair
                      Amount     Value        Amount      Value
                     ---------   -----       --------    -------
                                  (in thousands)
Cash and cash
 equivalents (1)     $  4,994    $  4,994    $  5,811   $  5,811
Restricted cash (1)    20,481      20,481      17,948     17,948
Receivables (1)        32,378      32,378      21,118     21,118
Long-term debt (2)    401,000     442,116     368,000    426,529
Notes payable (1)      39,000      39,000      13,500     13,500
Accounts payable (1)   60,150      60,150      38,303     38,303

         (1) The carrying amount in the consolidated balance sheets approximates fair value because of the short maturity of these instruments.

         (2) The fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

6. Employee Benefit Plans

         The Company has a defined-benefit pension plan for the benefit of substantially all full-time regular employees. Plan benefits are generally based on credited years of service and the level of compensation during the five consecutive years of the last ten years prior to retirement during which the participant received his or her highest compensation. It is the Company's policy to fund the plan in an amount not in excess of the amount that is deductible for income tax purposes under applicable federal regulations. Plan assets consist primarily of marketable securities with a minor investment in commercial real estate and cash equivalents.

         The plan is amended from time to time in accordance with changes in tax law. The unrecognized prior service costs, if any, resulting from amendments are amortized over the average remaining service life of active employees.

         A reconciliation of the funded status of the plan to the amounts recognized in the consolidated financial statements at October 31, 1996 and 1995, is presented below:

                                                                       1996               1995
                                                                       ----               ----
                                                                             (in thousands)
Actuarial present value of benefit obligations:
    Vested benefit obligation                                        $  66,537           $  64,217
                                                                     =========           =========
    Accumulated benefit obligation                                   $  73,818           $  70,840
                                                                     =========           =========
Projected benefit obligation for service
    rendered to date                                                 $(106,962)          $(103,867)
Plan assets at fair value                                              117,646             104,520
                                                                     ---------           ---------
Plan assets in excess of projected
    benefit obligation                                                  10,684                 653
Unrecognized net gain from past experience
    different from that assumed and effects
    of changes in assumptions                                          (23,238)            (10,157)
Unrecognized prior service cost                                          4,222               4,639
Unrecognized net obligation at transition                                  105                 120
                                                                     ---------           ---------
       Accrued pension cost                                          $  (8,227)          $  (4,745)
                                                                     =========           =========


         Net periodic pension cost, excluding trustee fees and other expenses, for the years ended October 31, 1996, 1995 and 1994, includes the following components:

                                                       1996            1995            1994
                                                       ----            ----            ----
                                                                   (in thousands)
Service cost                                         $  5,215        $  4,212        $ 4,475
Interest cost                                           6,891           6,704          6,359
Return on plan assets                                 (17,127)        (19,009)          (161)
Net asset gain (loss) deferred                          7,766          10,544         (7,105)
Other                                                     432             358            432
                                                     --------        --------        -------
    Net periodic pension cost                        $  3,177        $  2,809        $ 4,000
                                                     ========        ========        =======

Actuarial assumptions used were:
    Weighted average discount rate                        7.0%           6.75%          7.75%
    Rate of increase in future compensation
       levels                                             5.0%            5.0%           5.5%
    Expected long-term rate of return                     9.5%            9.5%           8.5%

         The Company provides certain postretirement health care and life insurance benefits to substantially all full-time regular employees. As of October 31, 1996, the liability associated with such benefits was funded in irrevocable trust funds which can only be used to pay the benefits.

         A reconciliation of the funded status of the plan to the amounts recognized in the consolidated financial statements at October 31, 1996 and 1995, is presented below:

                                                         1996                1995
                                                         ----                ----
                                                             (in thousands)
Accumulated postretirement benefit obligation:
  Retirees                                             $(11,129)           $ (9,043)
  Fully eligible active plan participants                (5,442)             (6,094)
  Other active plan participants                         (2,847)             (4,271)
                                                       --------            --------
     Total                                              (19,418)            (19,408)
Plan assets at fair value                                 3,137               2,763
                                                       --------            --------
Accumulated postretirement benefit obligation
  in excess of plan assets                              (16,281)            (16,645)
Unrecognized net gain from past experience
  different from that assumed and from changes
  in assumptions                                            852                 809
Unrecognized transition obligation                       15,808              16,738
                                                       --------            --------
    Prepaid postretirement benefit cost                $    379            $    902
                                                       ========            ========


         Net periodic postretirement benefit cost for the years ended October 31, 1996, 1995 and 1994, includes the following components:

                                                        1996         1995          1994
                                                        ----         ----          ----
                                                                (in thousands)
Service cost                                           $  657       $  578         $  600
Interest Cost                                           1,342        1,405          1,335
Return on plan assets                                    (289)        (226)             -
Amortization of transition obligation                     930          930            975
Other                                                       -          (24)             -
                                                       ------       ------         ------
Net periodic postretirement benefit cost               $2,640       $2,663         $2,910
                                                       ======       ======         ======

Actuarial assumptions used were:
 Weighted average discount rate                          7.25%        7.25%           8.0%
 Weighted average rate of return
   on plan assets                                         9.5%         8.0%           8.5%
 Average assumed annual rate of salary increase
   for the applicable life insurance plans                5.0%         5.0%           5.5%

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the medical plans is 8.75% for 1997, declining gradually to 4.5% in 2005 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point increase in this rate would increase the accumulated postretirement benefit obligation at October 31, 1996, by $1,125,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $85,000.

         The Company maintains salary investment plans which are profit sharing plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Tax Code), which include qualified cash or deferred arrangements under Tax Code Section 401(k). Employees who have completed six months of service are
eligible to participate.   Participants are permitted to defer a portion of
their base salary to the plans, with the Company matching a portion of the participants' contributions. All contributions vest immediately. For the years ended October 31, 1996, 1995 and 1994, the Company contributed $2,173,000, $1,932,000 and $1,824,000, respectively, to the plans.

7.       Income Taxes

         The components of income tax expense for the years ended October 31, 1996, 1995 and 1994, are as follows:

                                               1996                         1995                          1994
                                               ----                         ----                          ----
                                      Federal       State         Federal          State         Federal        State
                                      -------       -----         -------          -----         -------        -----
                                                                      (in thousands)
Income taxes charged
  to operations:
 Current                              $11,966       $3,215         $ 6,809         $1,886        $14,224       $ 3,213
 Deferred                              11,224        1,762          12,176          2,198          2,334           349
 Amortization of
  investment tax
  credits                                (558)           -            (558)             -           (559)            -
                                      -------       ------         -------         ------        -------       -------
    Total                              22,632        4,977          18,427          4,084         15,999         3,562
                                      -------       ------         -------         ------        -------       -------
Income taxes charged
 to other income:
  Current                               2,683          568           1,937            353          1,765           446
  Deferred                                 52           16             485            155           (524)          159
                                      -------       ------         -------         ------        -------       -------
    Total                               2,735          584           2,422            508          1,241           605
                                      -------       ------         -------         ------        -------       -------
Total income tax
 expense                              $25,367       $5,561         $20,849         $4,592        $17,240       $ 4,167
                                      =======       ======         =======         ======        =======       =======



         A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 1996, 1995 and 1994, is as follows:

                                                 1996           1995           1994
                                                 ----           ----           ----
                                                          (in thousands)
Federal taxes at 35%                          $27,822        $23,013        $19,920
State income taxes, net of
 federal benefit                                3,614          2,987          2,709
Amortization of investment tax credits           (558)          (558)          (559)
Implementation of SFAS No. 109 for
 non-regulated subsidiaries                         -              -           (723)
Other, net                                         50             (1)            60
                                              -------        -------        -------
Total income tax expense                      $30,928        $25,441        $21,407
                                              =======        =======        =======



     At October 31, 1996 and 1995, deferred income taxes consisted of the following temporary differences:

                                                             1996             1995
                                                             ----             ----
                                                                 (in thousands)

Excess of tax over book depreciation and tax and
 book asset basis differences                               $101,797         $93,820
Revenues and cost of gas                                      21,609          14,498
Long-term incentive plan                                      (3,176)         (2,962)
Regulatory asset related to SFAS No. 109 tax gross-up         (4,608)         (4,861)
Pension expense                                               (3,388)         (1,875)
Alternative minimum tax                                         (558)         (2,469)
Other, net                                                      (137)          2,335
                                                            --------         -------
     Net deferred income taxes                              $111,539         $98,486
                                                            ========         =======

         Total deferred income tax liabilities were $130,536,000 and $116,022,000 and total deferred income tax assets were $18,997,000 and $17,536,000 at October 31, 1996 and 1995, respectively.

8. Subsidiary and Non-Utility Activities

         Piedmont Energy Company is a 51% member of Resource Energy Services Company, L.L.C. (Resource Energy), a North Carolina limited liability company. Resource Energy offers natural gas acquisition, transportation and storage services to industrial users and other utilities in the southeast, mid-Atlantic and midwest regions of the United States. If such customers are on the Company's distribution system, revenues for transporting this gas are included in utility operating revenues. In March 1996, Resource Energy acquired 100% of the stock of Boyd Rosene and Associates, Inc., a Tulsa-based natural gas aggregator, marketing and consulting company whose principal activities are focused in the mid-continent region of the United States.

         Piedmont Intrastate Pipeline Company is a 36% member of Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company. Cardinal, which was formed in cooperation with another North Carolina utility and which began operations in 1995, owns and operates a natural gas pipeline from a connection with an interstate pipeline to facilities owned by the Company and facilities owned by the other utility company. In December 1995, the two members of Cardinal, the interstate pipeline and another North Carolina utility formed a new limited liability company, Cardinal Extension Company, LLC, to purchase and extend the existing pipeline. The project is subject to regulatory approvals and will be project financed on a non-recourse basis with estimated costs of $97,000,000. It is anticipated that Piedmont Intrastate's ownership in the new limited liability company will be 17% and will not require any capital contributions beyond the current investment in Cardinal. Because the investment in Cardinal is treated as utility assets for ratemaking purposes, the Company includes its share of the assets and operations of Cardinal in utility operations.

         Piedmont Interstate Pipeline Company is a 35% member of Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle was formed in 1995 to construct, own and operate a liquified natural gas (LNG) peak-demand facility in North Carolina. The facility, estimated to cost $107,000,000, will be located near an interstate pipeline and will have storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. The Company has subscribed to one-half of this capacity. In November 1996, the FERC issued its final certificate to Pine Needle for the construction of these facilities. Area residents are opposing the construction and have stated the intention of requesting the federal courts to block the construction of these facilities. Pine Needle is currently concluding financing arrangements by which it will finance the construction and obtain long-term capital at the end of construction. Construction is planned to begin in early 1997 with the peaking service scheduled to be available during the winter of 1999-2000. An affiliate of the pipeline will be the operator of the facilities.

         Piedmont Propane Company, through various operating divisions, markets propane and propane appliances to residential, commercial and industrial customers within and adjacent to the Company's three-state natural gas service area.

         Operating revenues shown in the consolidated financial statements represent revenues from utility operations only. Non-utility revenues as a percentage of total revenues, including utility operations, were 7% in 1996 and 8% in 1995 and 1994. No single non-utility activity accounted for greater than 6% of total revenues in any year. Income from non-utility activities as a percentage of total net income was 9% in 1996 and 1995 and 12% in 1994. No single non-utility activity accounted for more than 8% of net income in any year.

9.  Environmental Matters

         The Company has owned, leased or operated manufactured gas plant (MGP) facilities at 11 sites in its three-state service area. These sites, eight of which involve other parties who either owned the property or operated the facilities, are in various stages of analysis. The Company and other parties have been working with state environmental agencies to assess the situation and develop plans for further investigation and remediation if necessary. In addition, the Company has substantially completed evaluating and remediating underground tank storage sites.

         The Company is authorized by its three state regulatory commissions to utilize deferral accounting, or the creation of a regulatory asset, for expenditures made in connection with environmental matters. Accordingly, the Company has established a liability and an associated regulatory asset of $4,000,000 as of October 31, 1996, for estimated future environmental costs.
In addition, as of October 31, 1996, the Company had deferred environmental costs for actual expenditures, primarily legal costs and preliminary engineering assessments, in the amount of $184,000, net of recoveries from customers.

         The estimate of the regulatory asset and liability was based on a generic MGP site study and on underground storage tank comprehensive site evaluations. Site-specific evaluations have not been performed for the MGP sites and cost-sharing arrangements with other responsible parties and possible insurance recoveries have not been finalized. Resolution of these matters and further evaluations of the sites could significantly affect recorded amounts; however, the Company believes that the ultimate resolution of these environmental matters will not have a material adverse effect on financial position or results of operations.


MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

         The management of the Company is responsible for the preparation and integrity of the accompanying consolidated financial statements and related notes. The statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts which are necessarily based on management's best estimates and judgments made with due consideration to materiality. Financial information presented elsewhere in this report is consistent with that in the financial statements.

         Management has established and is responsible for maintaining a comprehensive system of internal accounting controls which it believes provides reasonable assurance that Company policies and procedures are complied with, assets are safeguarded and transactions are executed according to management's authorization. This system is continually reviewed for effectiveness and modified in response to changing business conditions and operations and as a result of recommendations by the external and internal auditors.

         The Audit Committee of the Board of Directors, consisting solely of outside Directors, meets periodically with Deloitte & Touche LLP, the internal auditors and representatives of management to discuss auditing and financial reporting matters. The Audit Committee reviews audit plans and results and the Company's accounting, financial reporting and internal control practices, procedures and results. Both Deloitte & Touche LLP and the internal auditors have full and free access to all levels of management.

INDEPENDENT AUDITORS' REPORT

Piedmont Natural Gas Company, Inc.

       We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the Company) as of October 31, 1996 and 1995, and the related statements of consolidated income, retained earnings and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the supplemental consolidated financial statement schedule listed in Item 14. These financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and consolidated financial statement schedule based on our audits.

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

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 20, 1996

QUARTERLY FINANCIAL DATA

     Quarterly financial data for the years ended October 31, 1996 and 1995, is summarized as follows:


                                                                  Earnings
                Operating               Operating      Net      Per Share of
                Revenues      Margin      Income      Income    Common Stock
----------------------------------------------------------------------------
                         (in thousands except per share amounts)
1996
----
January 31      $239,160     $106,453    $38,904      $34,098       $1.18
April 30        $259,472     $105,395    $37,887      $32,451       $1.12
July 31         $ 95,744     $ 40,186    $    79      $(8,326)      $(.28)
October 31      $ 90,679     $ 38,888    $(2,241)     $(9,661)      $(.33)

1995
----
January 31      $202,476     $ 97,769    $35,370      $30,233       $1.13
April 30        $179,391     $ 87,840    $30,280      $24,026       $ .87
July 31         $ 61,649     $ 35,202    $  (703)     $(8,825)      $(.31)
October 31      $ 61,707     $ 36,845    $   365      $(5,124)      $(.18)

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information required under this item with respect to directors is contained in the Company's proxy statement filed with the Securities and Exchange Commission (SEC) on or about January 23, 1997, and is incorporated herein by reference.

         The names, ages and positions of all of the executive officers of the Company as of October 31, 1996, are listed below along with their business experience during the past five years.

         So far as practicable, all elected officers are elected at the first meeting of the Board of Directors held following the annual meeting of shareholders in each year and hold office until the meeting of the Board following the annual meeting of shareholders in the next subsequent year and until their respective successors are elected and qualify. All other officers hold office during the pleasure of the Board. There are no family relationships among these officers. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected except for employment agreements with Messrs. Denny, Dzuricky, Killough, Maxheim, Schiefer and Skains.

                                            Business Experience
Name, Age and Position                      During Past Five Years
----------------------                      ----------------------

 John H. Maxheim, 62                        Elected in 1984.
 Chairman of the Board, President
     and Chief Executive Officer

 Ware F. Schiefer, 58                       Elected February 1995.
 Executive Vice President                   Prior to his election, he
                                            was Senior Vice
                                            President-Marketing and
                                            Gas Supply.

 David J. Dzuricky, 45                      Elected in June 1995.
 Senior Vice President-Finance              From 1993 until his
                                            election, he was Vice
                                            President and Treasurer
                                            of Consolidated Natural
                                            Gas Company, Pittsburgh,
                                            Pennsylvania. From 1992
                                            to 1993, he was Vice
                                            President and Treasurer
                                            of Virginia Natural Gas
                                            Company, Norfolk,
                                            Virginia.

 Ray B. Killough, 48                        Elected in 1993.  Prior
 Senior Vice President-Operations           to his election, he was
                                            Vice President-
                                            Engineering.

 Thomas E. Skains, 40                       Elected in February 1995,
 Senior Vice President-Gas Supply           effective April 1995.
   and Services                             Prior to his election, he
                                            was Senior Vice
                                            President, Transportation
                                            and Customer Services,
                                            for Transcontinental Gas
                                            Pipe Line Corporation,
                                            Houston, Texas.

 Ted C. Coble, 53                           Elected in 1982.
 Vice President and Treasurer, and
   Assistant Secretary

 Stephen D. Conner, 48                      Elected in 1990.
 Vice President-Corporate
   Communications

 J. William Denny, 61                       Elected in 1985.
 Vice President-Nashville Division

 Charles W. Fleenor, 46                     Elected in 1987.
 Vice President-Gas Services

 Paul C. Gibson, 57                         Elected in 1986.
 Vice President-Rates

 Barry L. Guy, 52                           Elected in 1986.
 Vice President and Controller

 Donald F. Harrow, 41                       Elected in 1992.  Prior
 Vice President-Governmental Relations      to his election, he was
                                            Director-Governmental
                                            Relations.

 Dale C. Hewitt, 51                         Elected in 1993.  Prior
 Vice President-North Carolina              to his election, he was
   Operations                               District Manager of the
                                            Company's Greensboro, North
                                            Carolina, operations.

 William L. Lindner, 65*                    Elected in 1973.
 Vice President-Technology

 Kevin M. O'Hara, 38                      Elected in 1993.  Prior to
 Vice President-Corporate Planning        his election, he was
                                          Director-Information
                                          Services Plans and
                                          Controls.

 William R. Pritchard, Jr., 53            Elected in 1986.
 Vice President-Information
   Services

 Ralph P. Stewart, 56**                   Elected in 1986.
 Vice President-Employee Relations

 Bartlett C. Winkler, 60                  Elected in 1980.
 Vice President-Marketing

 William D. Workman, III, 56              Elected in December 1993,
 Vice President-South Carolina            effective January 1994.
   Operations                             Prior to his election, he was
                                          Senior Director for Facilities and
                                          Civic Affairs for Fluor Daniel, Inc.,
                                          Greenville, South Carolina.

*  Retired November 4, 1996.
** Retired December 1, 1996.

Item 11.  Executive Compensation

         Information required under this item is contained in the Company's proxy statement filed with the SEC on or about January 23, 1997, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

    (a)    Security Ownership of Certain Beneficial Owners

           Information with respect to security ownership of certain beneficial owners is contained in the Company's proxy statement filed with the SEC on or about January 23, 1997, and is incorporated herein by reference.

    (b)    Security Ownership of Management

           Information with respect to security ownership of directors and officers is contained in the Company's proxy statement filed with the SEC on or about January 23, 1997, and is incorporated herein by reference.

    (c)  Changes in Control

         The Company knows of no arrangements or pledges which may result in a change in control.

Item 13. Certain Relationships and Related Transactions

         Information with respect to certain transactions with directors is contained in the Company's proxy statement filed with the SEC on or about January 23, 1997, and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

      (a)    1.  FINANCIAL STATEMENTS

             The following consolidated financial statements of the Company and its subsidiaries and the related independent auditors' report for the year ended October 31, 1996, are included in Item 8 of this report as follows:

                                                                            Page
                                                                            ----
      Consolidated Balance Sheets - October 31, 1996 and 1995               16
      Statements of Consolidated Income - Years Ended
         October 31, 1996, 1995 and 1994                                    18
      Statements of Consolidated Cash Flows - Years Ended
         October 31, 1996, 1995 and 1994                                    19
      Statements of Consolidated Retained Earnings - Years
         Ended October 31, 1996, 1995 and 1994                              20
      Notes to Consolidated Financial Statements                            21
      Management's Responsibility for Financial Reporting                   32
      Independent Auditors' Report                                          33

      (a)    2.  SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                                                            Page
                                                                            ----
         II  Valuation and Qualifying Accounts                              47

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

             4.6 Copy of Indenture, dated as of April 1, 1993, between the Company and Citibank, N.A., Trustee (Exhibit 4.1, Registration Statement No. 33-60108).

             4.7 Copy of Medium-Term Note, Series A, dated as of July 23, 1993 (Exhibit 4.7, Form 10-K for the fiscal year ended October 31, 1993).

             4.8 Copy of Medium-Term Note, Series A, dated as of October 6, 1993 (Exhibit 4.8, Form 10-K for the fiscal year ended October 31, 1993).

             4.9 Copy of Medium-Term Note, Series A, dated as of September 19, 1994 (Exhibit 4.9, Form 10-K for the fiscal year ended October 31, 1994).

             4.10 Copy of Pricing Supplement of Medium-Term Notes, Series B, dated October 3, 1995 (Exhibit 4.10, Form 10-K for the fiscal year ended October 31, 1995).

             4.11 Copy of Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996.

          10.1 Copy of Employment Agreement between Tennessee Natural Resources, Inc., and J. William Denny, dated April 27, 1984 (Exhibit 10.17, Registration Statement No. 33-
                       4767).

          10.2 Copy of the Company's Executive Long-Term Incentive Plan, as amended through December 2, 1994 (Exhibit 10.3, Form 10-K for the fiscal year ended October 31, 1994).

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

          10.8 Copy of Service Agreement (5,900 Mcf per day) (Contract No. 4995), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31,
                       1991).

          10.9 Copy of Service Agreement under Rate Schedule WSS (69,701 dekatherms per day) (Contract No. 26419-001), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.10, Form 10-K for the fiscal year ended October 31, 1995).

          10.10 Copy of Service Agreement FT-Incremental Mainline (6,222 Mcf per day) (Contract No. 2268), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.16, Form 10-K for the fiscal year ended October 31, 1992).

          10.11 Copy of Service Agreement (FT, 205,200 Mcf per day) (Contract No. 3702), dated February 1, 1992, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1992).

          10.12 Copy of Service Agreement (Contract #800059) (SCT, 1,677 Dt/day), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1993).

          10.13 Copy of Gas Transportation Agreement for Use Under FT-A Rate Schedule (Contract No. 237) (FTA, 130,000 Dt/day), dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1993).

          10.14 Copy of Gas Storage Contract for Use Under Rate Schedule FS (Contract No. 2400) (672,091 Dt total capacity), dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.31, Form 10-K for the fiscal year ended October 31, 1993).

          10.15 Copy of Service Agreement under Rate Schedule GSS, dated October 1, 1993, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.22, Form 10-K for the fiscal year ended October 31, 1995).

          10.16 Copy of FTS Service Agreement (23,000 Dt/day), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.24, Form 10-K for the fiscal year ended October 31, 1994).

          10.17 Copy of Service Agreement under Rate Schedule FSS (2,263,920 Dt total capacity) (Contract No. 38015), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1994).

          10.18 Copy of Service Agreement under Rate Schedule SST (Winter: 10,000 Dt/day; Summer: 5,000 Dt/day) (Contract No. 38052), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31,
                       1994).

          10.19 Copy of FSS Service Agreement (10,000 dekatherms per day daily storage quantity) (Contract No. 38017), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1995).

          10.20 Copy of SST Service Agreement (37,000 dekatherms per day) (Contract No. 38054), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1995).

          10.21 Copy of Service Agreement (20,504 Mcf per day), dated June 6, 1994, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1995).

          10.22 Copy of FTS-1 Service Agreement (5,000 dekatherms per day) (Contract No. 43462), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1995).

          10.23 Copy of FTS 1 Service Agreement (23,455 Dt per day)(Contract No. 43461), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company.

          10.24 Copy of Letter of Agreement of Amendment No. 1 to Gas Storage Service Agreement (50,798 Mcf maximum storage withdrawal per day) (Contract No. 6815), dated July 1, 1995, between the Company and Tennessee Gas
                       Pipeline Company.

          10.25 Copy of Letter of Agreement of Amendment No. 1 to Gas Storage Service Agreement (6,190 Mcf maximum storage withdrawal per day) (Contract No. 2400), dated July 1, 1995, between the Company and Tennessee Gas
                       Pipeline Company.

          10.26 Copy of Firm Transportation Agreement (FT/NT), dated September 22, 1995, between the Company and Texas Gas Transmission Corporation.

          10.27 Copy of Service Agreement Applicable to Transportation of Natural Gas Under Rate Schedule FT (X-74 Assignment) (12,875 Dt per day), dated October 18, 1995, between the Company and CNG Transmission Corporation.

          10.28 Copy of FT Service Agreement #01632 (24,995 Dt per day, NIPPS), dated October 18, 1995, between the Company and National Fuel Gas Supply Corporation.

          10.29 Copy of Service Agreement (Southern Expansion, FT 53,000 Mcf per day peak winter months, 47,700 Mcf per day shoulder winter months) (Contract No. 0.4189), dated November 1, 1995, between the Company and
                       Transcontinental Gas Pipe Line Corporation.

          10.30 Copy of Service Agreement (24,140 Mcf per day) (Contract No. 1.1996 NIPPS), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation.

          10.31 Copy of Service Agreement (12,785 Mcf per day) (Contract No. 1.1994, FT/NT), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation.

          10.32 Copy of Rate Schedule GSS Service Agreement, dated May 15, 1996, between the Company and CNG Transmission Corporation.

          10.33 Copy of Employment Agreement between the Company and David J. Dzuricky, dated May 31, 1996.

          10.34 Copy of Employment Agreement between the Company and Ray B. Killough, dated May 31, 1996.

          10.35 Copy of Employment Agreement between the Company and Ware F. Schiefer, dated May 31, 1996.

          10.36 Copy of Employment Agreement between the Company and Thomas E. Skains, dated May 31, 1996.

          10.37 Copy of Service Agreement (SE95/96), dated June 25, 1996, between the Company and Transcontinental Gas Pipe Line Corporation.

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


                                         PIEDMONT NATURAL GAS COMPANY, INC.
                                                   (Registrant)


Date  January 24, 1997                   By:  /s/ John H. Maxheim
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

     Signature                          Title                       Date
     ---------                          -----                       ----

/s/ John H. Maxheim              Chairman of the Board,       January 24, 1997
-----------------------------    President and Chief
John H. Maxheim                  Executive Officer, and
                                 Director

/s/ David J. Dzuricky            Senior Vice President-       January 24, 1997
-----------------------------    Finance
David J. Dzuricky                (Principal Financial
                                 Officer)

/s/ Barry L. Guy                 Vice President and           January 24, 1997
-----------------------------    Controller (Principal
Barry L. Guy                     Accounting Officer)

     Signature                    Title                             Date
     ---------                    -----                             ----

/s/ Jerry W. Amos                Director                     January 24, 1997
-----------------------------
Jerry W. Amos


                                 Director                     January 24, 1997
-----------------------------
C. M. Butler III


/s/ Sam J. DiGiovanni            Director                     January 24, 1997
-----------------------------
Sam J. DiGiovanni


/s/ Muriel W. Helms              Director                     January 24, 1997
-----------------------------
Muriel W. Helms


/s/ John F. McNair III           Director                     January 24, 1997
-----------------------------
John F. McNair III


/s/ Ned R. McWherter             Director                     January 24, 1997
-----------------------------
Ned R. McWherter


/s/ Walter S. Montgomery, Jr.    Director                     January 24, 1997
-----------------------------
Walter S. Montgomery, Jr.


/s/ Donald S. Russell, Jr.       Director                     January 24, 1997
-----------------------------
Donald S. Russell, Jr.

                                 Director                     January 24, 1997
-----------------------------
John E. Simkins, Jr.

                                                                     Schedule II

             PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
               For the Years Ended October 31, 1996, 1995 and 1994
------------------------------------------------------------------------------
              Balance at    Additions                   Balance
              Beginning     Charged to     Deductions    at End
Description   of Period  Costs and Expenses    (A)      of Period
------------------------------------------------------------------------------
                                 (in thousands)
Allowance for doubtful accounts:

    1996       $  972        $2,846         $1,858       $1,960

    1995          947         1,805          1,780          972

    1994          776         2,195          2,024          947





(A) Uncollectible accounts written off, net of recoveries and adjustments.

                       Piedmont Natural Gas Company, Inc.
                                    Form 10-K
                   For the Fiscal Year Ended October 31, 1996

                                    Exhibits

 4.11 Copy of Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996.

10.23 Copy of FTS 1 Service Agreement (23,455 Dt per day) (Contract No. 43461), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company.

10.24          Copy of Letter of Agreement of Amendment No. 1 to Gas
               Storage Service Agreement (50,798 Mcf maximum storage withdrawal per day) (Contract No. 6815), dated July 1, 1995, between the Company and Tennessee Gas Pipeline Company.

10.25          Copy of Letter of Agreement of Amendment No. 1 to Gas
               Storage Service Agreement (6,190 Mcf maximum storage withdrawal per day) (Contract No. 2400), dated July 1, 1995, between the Company and Tennessee Gas Pipeline Company.

10.26 Copy of Firm Transportation Agreement (FT/NT), dated September 22, 1995, between the Company and Texas Gas Transmission Corporation.

10.27 Copy of Service Agreement Applicable to Transportion of Natural Gas Under Rate Schedule FT(X-74 Assignment) (12,875 Dt per day), dated October 18, 1995, between the Company and CNG Transmission Corporation.

10.28 Copy of FT Service Agreement #01632 (24,995 Dt per day, NIPPS), dated October 18, 1995, between the Company and National Fuel Gas Supply Corporation.

10.29 Copy of Service Agreement(Southern Expansion, FT 53,000 Mcf per day peak winter months, 47,700 Mcf per day shoulder winter months) (Contract No. 0.4189), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation.

10.30          Copy of Service Agreement (24,140 Mcf per day) (Contract No.
               1.1996 NIPPS), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation.

10.31          Copy of Service Agreement (12,785 Mcf per day) (Contract No.
               1.1994, FT/NT), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation.

                       Piedmont Natural Gas Company, Inc.
                                    Form 10-K
                   For the Fiscal Year Ended October 31, 1996

                                    Exhibits

10.32 Copy of Rate Schedule GSS Service Agreement, dated May 15, 1996, between the Company and CNG Transmission Corporation.

10.33          Copy of Employment Agreement between the Company and David J.
               Dzuricky, dated May 31, 1996.

10.34          Copy of Employment Agreement between the Company and Ray B.
               Killough, dated May 31, 1996.

10.35          Copy of Employment Agreement between the Company and Ware F.
               Schiefer, dated May 31, 1996.

10.36          Copy of Employment Agreement between the Company and Thomas E.
               Skains, dated May 31, 1996.

10.37 Copy of Service Agreement (SE95/96), dated June 25, 1996, between the Company and Transcontinental Gas Pipe Line Corporation.

12             Computation of Ratio of Earnings to Fixed Charges.

23             Independent Auditors' Consent.

27             Financial Data Schedule (for Securities and Exchange use only).

99             Annual Report on Form 11-K.