Form 10-Q
period 1997-01-31
PIEDMONT NATURAL GAS CO INC
filed 1997-03-13
CIK 78460

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                                -----------------     -------------------

Commission file number 1-6196
                       ------

                       PIEDMONT NATURAL GAS COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                       56-0556998
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1915 Rexford Road, Charlotte, North Carolina                     28211
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code           704-364-3120
                                                    ----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at March 5, 1997
--------------------------------------------------------------------------------
Common Stock, no par value                                29,779,331


================================================================================
                               Page 1 of 11 pages

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                              January 31,       October 31,
            ASSETS                                                1997             1996
            ------                                                ----             ----

Utility Plant, at original cost                                $1,189,321       $1,168,448
    Less accumulated depreciation                                 316,280          306,419
                                                               ----------       ----------
        Utility plant, net                                        873,041          862,029
                                                               ----------       ----------

Other Physical Property (net of accumulated
    depreciation of $14,953 in 1997 and $14,569
    in 1996)                                                       26,633           27,072
                                                               ----------       ----------

Current Assets:
    Cash and cash equivalents                                       9,962            4,994
    Restricted cash                                                21,238           20,481
    Receivables (less allowance for doubtful
        accounts of $2,308 in 1997 and $1,960
        in 1996)                                                  103,472           32,378
    Gas in storage                                                 23,439           50,065
    Deferred cost of gas                                           37,017            6,796
    Refundable income taxes                                         3,949           31,949
    Other                                                           9,982           11,324
                                                               ----------       ----------
        Total current assets                                      209,059          157,987
                                                               ----------       ----------

Deferred Charges and Other Assets                                  18,770           17,828
                                                               ----------       ----------

    Total                                                      $1,127,503       $1,064,916
                                                               ==========       ==========


          CAPITALIZATION AND LIABILITIES
          ------------------------------

Capitalization:
    Common stock equity:
        Common stock                                           $  251,658       $  246,907
        Retained earnings                                         167,898          139,184
                                                               ----------       ----------
           Total common stock equity                              419,556          386,091
        Long-term debt                                            391,000          391,000
                                                               ----------       ----------
           Total capitalization                                   810,556          777,091
                                                               ----------       ----------

Current Liabilities:
    Current maturities of long-term debt and
        sinking fund requirements                                  10,000           10,000
    Notes payable                                                  26,000           39,000
    Accounts payable                                               95,056           60,150
    Deferred income taxes                                          27,085           17,727
    Taxes accrued                                                  (8,054)           9,940
    Refunds due customers                                          16,082               68
    Other                                                          13,779           16,770
                                                               ----------       ----------
        Total current liabilities                                 179,948          153,655
                                                               ----------       ----------
Deferred Credits and Other Liabilities                            136,999          134,170
                                                               ----------       ----------

    Total                                                      $1,127,503       $1,064,916
                                                               ==========       ==========

See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                   Condensed Statements of Consolidated Income
                     (in thousands except per share amounts)

                                                 Three Months               Twelve Months
                                                    Ended                       Ended
                                                  January 31                  January 31
                                              ------------------          ------------------
                                              1997          1996          1997          1996
                                              ----          ----          ----          ----

Operating Revenues                          $312,533      $239,160      $758,428      $541,907
Cost of Gas                                  194,163       132,707       455,589       275,567
                                            --------      --------      --------      --------

Margin                                       118,370       106,453       302,839       266,340
                                            --------      --------      --------      --------

Other Operating Expenses:
  Operations                                  26,974        25,669       107,128        95,612
  Maintenance                                  4,337         3,561        16,552        16,266
  Depreciation                                 9,728         9,015        36,752        33,086
  General taxes                               11,423         9,380        33,090        27,936
  Income taxes                                22,521        19,924        30,158        24,161
                                            --------      --------      --------      --------
    Total other operating expenses            74,983        67,549       223,680       197,061
                                            --------      --------      --------      --------

Operating Income                              43,387        38,904        79,159        69,279
Other Income, Net                              2,562         3,290         4,347         5,824
                                            --------      --------      --------      --------

Income Before Utility Interest Charges        45,949        42,194        83,506        75,103
Utility Interest Charges                       8,637         8,096        31,730        30,927
                                            --------      --------      --------      --------

Net Income                                  $ 37,312      $ 34,098      $ 51,776      $ 44,176
                                            ========      ========      ========      ========
Average Shares of Common Stock
  Outstanding                                 29,646        28,909        29,347        28,455

Earnings Per Share of Common Stock          $   1.26      $   1.18      $   1.76      $   1.55

Cash Dividends Declared Per Share
  of Common Stock                           $    .29      $   .275      $   1.16      $   1.10






See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                                 (in thousands)

                                                    Three Months                   Twelve Months
                                                        Ended                          Ended
                                                     January 31                     January 31
                                                 -------------------            -------------------
                                                 1997           1996            1997           1996
                                                 ----           ----            ----           ----

Cash Flows from Operating Activities:
  Net income                                   $ 37,312       $ 34,098       $ 51,776       $  44,176
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization              11,094         10,015         41,187          36,918
      Other, net                                  1,749          2,403          6,860           9,807
      Change in operating assets and
        liabilities                              (6,016)       (17,422)       (25,855)            547
                                               --------       --------       --------       ---------
  Net cash provided by operating
    activities                                   44,139         29,094         73,968          91,448
                                               --------       --------       --------       ---------

Cash Flows from Investing Activities:
  Utility construction expenditures             (20,939)       (22,608)       (95,089)        (98,385)
  Other                                            (136)          (592)        (2,420)         (3,064)
                                               --------       --------       --------       ---------
  Net cash used in investing activities         (21,075)       (23,200)       (97,509)       (101,449)
                                               --------       --------       --------       ---------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank
    loans, net                                  (13,000)         6,500          6,000         (44,000)
  Issuance of long-term debt                       --             --           40,000          55,000
  Retirement of long-term debt                     --             --           (7,000)         (5,000)
  Sale of common stock, net of expenses            --             --             --            33,023
  Issuance of common stock through
    dividend reinvestment and employee
    stock plans                                   3,501          2,208         16,081           8,543
  Dividends paid                                 (8,597)        (7,947)       (34,044)        (31,572)
                                               --------       --------       --------       ---------

  Net cash provided by (used in)
    financing activities                        (18,096)           761        (21,037)         15,994
                                               --------       --------       --------       ---------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                4,968          6,655         (2,504)          5,993
Cash and Cash Equivalents at
  Beginning of Period                             4,994          5,811         12,466           6,473
                                               --------       --------       --------       ---------

Cash and Cash Equivalents at
  End of Period                                $  9,962       $ 12,466       $  9,962       $  12,466
                                               ========       ========       ========       =========
Cash Paid During the Period for:
  Interest                                     $ 10,680       $  8,909       $ 33,205       $  28,984
  Income Taxes                                 $    570       $    199       $ 52,458       $  30,163


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. The condensed consolidated financial statements have not been audited by independent auditors. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report.

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at January 31, 1997, and October 31, 1996, and the results of its operations and its cash flows for the three months and twelve months ended January 31, 1997 and 1996.

3. The Company's business is seasonal in nature. The results of operations for the three-month period ended January 31, 1997, are not necessarily indicative of the results to be expected for the full year.

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

Because of the seasonal nature of the natural gas business, a substantial portion of the annual earnings are realized in the winter period, which is the first six months of the fiscal year. Injections of natural gas into storage occur during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31). Due to this seasonality and the demand for gas during the winter season, inventory of stored gas decreased and receivables increased from October 31, 1996, to January 31, 1997.

The Company has a substantial capital expansion program to sustain its approximately 6% current annual growth in customer base. The capital expansion program is dependent on the continuing ability to generate the necessary funds required for this growth. Utility construction expenditures for the three and twelve months ended January 31, 1997, were $21.3 million and $96.7 million, respectively, as compared with $22.9 million and $99.8 million, respectively, for similar prior periods.

At January 31, 1997, capitalization consisted of long-term debt of 48% and common equity of 52%.

Results of Operations

Margin for the three months ended January 31, 1997, increased $11.9 million compared with the same period last year due to regulatory-approved rate changes, including general rate increases in North Carolina and Tennessee. Delivered volumes of natural gas for the current three-month period decreased from the similar prior period by 3.5 million dekatherms, a 7% decrease. Weather for the three months ended January 31, 1997, was 10% warmer than in the similar prior period. The weather normalization adjustment (WNA), in effect from November 1 through March 31, increased operating revenues by $1.7 million for the three months ended January 31, 1997, compared with a decrease of $8.6 million for the similar prior period.

Margin for the twelve months ended January 31, 1997, increased $36.5 million compared with the similar prior period due to regulatory-approved rate changes, including general rate increases in North Carolina, South Carolina and Tennessee. Weather for the twelve months ended January 31, 1997, was 2% colder than the similar prior period. The WNA decreased operating revenues by $1.3 million in the current twelve-month period and decreased operating revenues by $7.1 million in the similar prior period. Delivered volumes of natural gas for the current twelve months increased over the similar prior period by 1.3 million dekatherms, a 1% increase.

Rate schedules include gas cost recovery provisions that permit the recovery of prudently incurred gas costs, subject to annual prudence reviews in North Carolina and South Carolina covering historical twelve-month periods. Rates are revised periodically without formal rate proceedings to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are charged or credited to cost of gas and included in refunds due customers.

Operations and maintenance expenses for the three months and twelve months ended January 31, 1997, increased over similar prior periods primarily due to increases in maintenance and repairs of mains, payroll and outside labor and, for the twelve-month period only, to increases in utilities, employee benefit costs and the provision for uncollectibles.

Depreciation expense for the three months and twelve months ended January 31, 1997, increased over similar prior periods due to the growth of plant in service and for the twelve-month period to an increase in depreciation rates for South Carolina operations effective November 1, 1995.

General taxes for the three months and twelve months ended January 31, 1997, increased over similar prior periods primarily due to increases in gross receipts taxes resulting from increased revenues, increases in property taxes from rate increases and additions to taxable property and, for the twelve-month period only, to increases in payroll taxes.

Other income for the three months and twelve months ended January 31, 1997, decreased from similar prior periods primarily due to decreases in earnings from propane operations which were partially offset by increases in earnings from merchandise activities. The twelve-month period ended January 31, 1996, also included income associated with the Company's investment in Pine Needle LNG Company, L.L.C.

Utility interest charges for the three months and twelve months ended January 31, 1997, increased over similar prior periods primarily due to interest on long-term debt resulting from higher balances outstanding. The increase in the twelve-month period was partially offset by a decrease in interest on refunds due customers.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on February 28, 1997, for the purpose of electing four directors, ratifying the selection of independent auditors, approving the Company's Executive Long-Term Incentive Plan and amending Article 3 of the Company's Articles of Incorporation to increase the authorized shares of Common Stock from 50,000,000 to 100,000,000 shares. The record date for the determination of shareholders entitled to notice of and to vote at the meeting was January 15, 1997. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's solicitations.

All of management's nominees for directors for terms expiring in 2000 as listed in the proxy statement were elected as indicated below:


                          Shares         Shares        Shares
                          Voted          Voted          NOT
                           FOR          WITHHELD       VOTED
                           ---          --------       -----
C. M. Butler III
----------------

                        24,253,595      433,473      5,049,303

Sam J. DiGiovanni
-----------------

                        24,346,853      340,215      5,049,303

John W. Harris
--------------

                        24,327,689      359,379      5,049,303

John F. McNair III
------------------

                        24,129,784      557,284      5,049,303

Directors continuing in office until 1998 are Jerry W. Amos, John H. Maxheim and Walter S. Montgomery, Jr. Directors continuing in office until 1999 are Muriel
W. Helms, Ned R. McWherter, Donald S. Russell, Jr. and John E. Simkins, Jr.

The proposal to ratify the selection by the Board of Directors of the firm of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending October 31, 1997, was approved by the following vote:

         Shares         Shares         Shares         Shares
         Voted          Voted          Voted           NOT
          FOR          AGAINST       ABSTAINING       VOTED
          ---          -------       ----------       -----

       24,452,635       91,791         142,642      5,049,303

The proposal to approve the Company's Executive Long-Term Incentive Plan was approved by the following vote:

         Shares         Shares         Shares         Shares
         Voted          Voted          Voted           NOT
          FOR          AGAINST       ABSTAINING       VOTED
          ---          -------       ----------       -----
       22,662,176     1,395,735       629,157       5,049,303

The proposal to amend Article 3 of the Company's Articles of Incorporation to increase the authorized shares of Common Stock from 50,000,000 to 100,000,000 shares was approved by the following vote:

         Shares         Shares         Shares         Shares
         Voted          Voted          Voted           NOT
          FOR          AGAINST       ABSTAINING       VOTED
          ---          -------       ----------       -----

       22,880,578      1,395,878       410,612        5,049,303

Item 5.  Other Information

On December 17, 1996, the Tennessee Regulatory Authority (TRA) approved upon oral motion a rate increase of $4.4 million, effective January 1, 1997. On January 1, the Company began collecting the increased rates. On February 19, the TRA issued its written order confirming the Company's right to begin collecting the increased rates effective January 1. All parties have sixty days in which to seek judicial review of this order. The Tennessee Consumer Advocate has filed several pleadings with the TRA arguing that the Company was not entitled to recover the increased rates prior to the date of the TRA's February 19 order. Following oral arguments on March 4, the TRA ruled that the Company was entitled to increase its rates effective January 1; however, the TRA's decision has not yet been confirmed by written order. Once a written order is issued, the Consumer Advocate will have sixty days in which to seek judicial review. All parties to this proceeding have petitioned the TRA to reconsider its February 19 order approving increased rates. In its petition, the Consumer Advocate has requested the TRA to deny any increase in rates to the Company. The Company cannot determine the final outcome of these matters.

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


                                        PIEDMONT NATURAL GAS COMPANY, INC.
                                        ----------------------------------
                                                   (Registrant)



Date  March 13, 1997                            /s/ David J. Dzuricky
      --------------                    ----------------------------------
                                                 David J. Dzuricky
                                           Senior Vice President-Finance
                                           (Principal Financial Officer)



Date  March 13, 1997                              /s/ Barry L. Guy
      --------------                    ----------------------------------
                                                   Barry L. Guy
                                           Vice President and Controller
                                          (Principal Accounting Officer)