Form 10-Q
period 1997-04-30
PIEDMONT NATURAL GAS CO INC
filed 1997-06-11
CIK 78460

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                ----------------     -----------------

Commission file number 1-6196
                       ------

                       PIEDMONT NATURAL GAS COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                        56-0556998
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1915 Rexford Road, Charlotte, North Carolina                     28211
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          704-364-3120
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at June 4, 1997
--------------------------------------------------------------------------------
Common Stock, no par value                                29,937,460


================================================================================
                               Page 1 of 11 pages

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
          -------------------------------------------------------------

                                                        April 30,         October 31,
            ASSETS                                         1997               1996
            ------                                      ----------         ----------

Utility Plant, at original cost                         $1,210,123         $1,168,448
    Less accumulated depreciation                          323,415            306,419
                                                        ----------         ----------
        Utility plant, net                                 886,708            862,029
                                                        ----------         ----------

Other Physical Property (net of accumulated
    depreciation of $15,042 in 1997 and $14,569
    in 1996)                                                26,265             27,072
                                                        ----------         ----------

Current Assets:
    Cash and cash equivalents                               60,131              4,994
    Restricted cash                                         21,243             20,481
    Receivables (less allowance for doubtful
        accounts of $2,264 in 1997 and $1,960
        in 1996)                                            65,672             32,378
    Gas in storage                                          16,998             50,065
    Deferred cost of gas                                    11,587              6,796
    Refundable income taxes                                  3,949             31,949
    Other                                                    8,061             11,324
                                                        ----------         ----------
        Total current assets                               187,641            157,987
                                                        ----------         ----------

Deferred Charges and Other Assets                           19,558             17,828
                                                        ----------         ----------

    Total                                               $1,120,172         $1,064,916
                                                        ==========         ==========
          CAPITALIZATION AND LIABILITIES

Capitalization:
    Common stock equity:
        Common stock                                    $  255,373         $  246,907
        Retained earnings                                  191,082            139,184
                                                        ----------         ----------
           Total common stock equity                       446,455            386,091
        Long-term debt                                     391,000            391,000
                                                        ----------         ----------
           Total capitalization                            837,455            777,091
                                                        ----------         ----------

Current Liabilities:
    Current maturities of long-term debt and
        sinking fund requirements                           10,000             10,000
    Notes payable                                             --               39,000
    Accounts payable                                        54,233             60,150
    Deferred income taxes                                    8,781             17,727
    Taxes accrued                                           19,944              9,940
    Refunds due customers                                   31,740                 68
    Other                                                   16,743             16,770
                                                        ----------         ----------
        Total current liabilities                          141,441            153,655
                                                        ----------         ----------
Deferred Credits and Other Liabilities                     141,276            134,170
                                                        ----------         ----------

    Total                                               $1,120,172         $1,064,916
                                                        ==========         ==========

See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                   Condensed Statements of Consolidated Income
                     (in thousands except per share amounts)
          -------------------------------------------------------------



                                                   Three Months                   Six Months                  Twelve Months
                                                      Ended                         Ended                        Ended
                                                    April 30                       April 30                     April 30
                                             -----------------------       -----------------------       -----------------------
                                               1997           1996           1997           1996           1997           1996
                                             --------       --------       --------       --------       --------       --------

Operating Revenues                           $259,306       $259,472       $571,839       $498,632       $758,262       $621,987
Cost of Gas                                   150,187        154,077        344,350        286,784        451,698        338,093
                                             --------       --------       --------       --------       --------       --------

Margin                                        109,119        105,395        227,489        211,848        306,564        283,894
                                             --------       --------       --------       --------       --------       --------

Other Operating Expenses:
  Operations                                   26,233         26,192         53,207         51,861        107,168         98,350
  Maintenance                                   4,163          3,668          8,500          7,229         17,047         15,915
  Depreciation                                  9,663          9,015         19,391         18,030         37,400         34,229
  General Taxes                                 9,229          9,049         20,652         18,429         33,271         29,258
  Income Taxes                                 20,208         19,584         42,729         39,508         30,654         29,257
                                             --------       --------       --------       --------       --------       --------
    Total other operating expenses             69,496         67,508        144,479        135,057        225,540        207,009
                                             --------       --------       --------       --------       --------       --------

Operating Income                               39,623         37,887         83,010         76,791         81,024         76,885
Other Income, Net                               1,111          2,161          3,673          5,451          3,490          6,457
                                             --------       --------       --------       --------       --------       --------
Income Before Utility Interest Charges         40,734         40,048         86,683         82,242         84,514         83,342
Utility Interest Charges                        8,460          7,597         17,097         15,693         32,914         30,742
                                             --------       --------       --------       --------       --------       --------

Net Income                                   $ 32,274       $ 32,451       $ 69,586       $ 66,549       $ 51,600       $ 52,600
                                             ========       ========       ========       ========       ========       ========

Average Shares of Common Stock
  Outstanding                                  29,807         29,032         29,725         28,970         29,537         28,836

Earnings Per Share of Common Stock           $   1.08       $   1.12       $   2.34       $   2.30       $   1.75       $   1.82

Cash Dividends Declared Per Share
  of Common Stock                            $  0.305       $   0.29       $  0.595       $  0.565       $  1.175       $  1.115


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                                 (in thousands)
          -------------------------------------------------------------

                                                      Three Months             Six Months             Twelve Months
                                                         Ended                   Ended                    Ended
                                                        April 30                April 30                 April 30
                                                ---------------------    --------------------     ----------------------


                                                   1997        1996         1997        1996         1997         1996
                                                ---------    --------    ---------    --------    ---------     --------

Cash Flows from Operating Activities:
    Net income                                  $  32,274    $ 32,451    $  69,586    $ 66,549    $  51,600     $ 52,600
    Adjustments to reconcile net
        income to net cash provided
        by operating activities:
        Depreciation and amortization              11,013      10,010       22,107      20,024       42,158       38,133
        Other, net                                  2,845       1,905        4,593       4,310        7,799        9,991
        Change in operating assets and
          liabilities                              58,684      22,528       52,669       5,105       10,334      (26,838)
                                                ---------    --------    ---------    --------    ---------     --------
    Net cash provided by operating activities     104,816      66,894      148,955      95,988      111,891       73,886
                                                ---------    --------    ---------    --------    ---------     --------

Cash Flows from Investing Activities:
    Utility construction expenditures             (22,998)    (23,544)     (43,937)    (46,152)     (94,544)     (99,145)
    Other                                            (274)       (343)        (410)       (935)      (2,351)      (2,992)
                                                ---------    --------    ---------    --------    ---------     --------
    Net cash used in investing activities         (23,272)    (23,887)     (44,347)    (47,087)     (96,895)    (102,137)
                                                ---------    --------    ---------    --------    ---------     --------

Cash Flows from Financing Activities:
    Decrease in bank loans, net                   (26,000)    (20,000)     (39,000)    (13,500)        --           --
    Issuance of long-term debt                       --          --           --          --         40,000       55,000
    Retirement of long-term debt                     --          --           --          --         (7,000)      (5,000)
    Expenses of sale of common stock                 --          --           --          --           --           (132)
    Issuance of common stock through dividend
        reinvestment and employee stock plans       3,715       3,524        7,216       5,732       16,272       10,121
    Dividends paid                                 (9,090)     (8,420)     (17,687)    (16,367)     (34,714)     (32,146)
                                                ---------    --------    ---------    --------    ---------     --------
    Net cash provided by (used in) financing
        activities                                (31,375)    (24,896)     (49,471)    (24,135)      14,558       27,843
                                                ---------    --------    ---------    --------    ---------     --------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                    50,169      18,111       55,137      24,766       29,554         (408)

Cash and Cash Equivalents at Beginning
    of Period                                       9,962      12,466        4,994       5,811       30,577       30,985
                                                ---------    --------    ---------    --------    ---------     --------

Cash and Cash Equivalents at End of
    Period                                      $  60,131    $ 30,577    $  60,131    $ 30,577    $  60,131     $ 30,577
                                                =========    ========    =========    ========    =========     ========

Cash Paid During the Period for:
    Interest                                    $   5,438    $  5,744    $  16,118    $ 14,653    $  32,899     $ 28,762
    Income taxes                                $  33,740    $ 19,772    $  34,279    $ 19,971    $  66,395     $ 21,008

See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------



1. The condensed consolidated financial statements have not been audited by independent auditors. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report.

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at April 30, 1997, and October 31, 1996, and the results of its operations and its cash flows for the three months, six months and twelve months ended April 30, 1997 and 1996.

3. The Company's business is seasonal in nature. The results of operations for the three- and six-month periods ended April 30, 1997, are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company finances its current cash requirements through internally generated cash, the issuance of new common stock through dividend reinvestment and employee stock purchase plans and committed bank lines of credit totaling $75 million. In addition, the Company sells common stock and long-term debt to cover cash requirements when market or other conditions warrant such long-term financing.

Because of the seasonal nature of the natural gas business, a substantial portion of the Company's earnings are realized in the winter period which is the first six months of the fiscal year. Injections of natural gas into storage occur during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31). Due to this seasonality and the demand for gas during the winter season, inventory of stored gas decreased and receivables increased from October 31, 1996, to April 30, 1997.

On April 30, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for $150 million of debt securities, including $55 million from a previously filed shelf registration. The registration statement became effective on May 16. The amount and timing of any debt issuance under the program will depend on capital requirements and financial market conditions. It is anticipated that the net proceeds from the sale of the debt securities will be used for general corporate purposes, including construction of additional facilities, the repayment of short-term debt and working capital needs.

The Company has a substantial capital expansion program to sustain its approximately 5% current annual growth in customer base. The capital expansion program is dependent on the continuing ability to generate the necessary funds required for this growth. Utility construction expenditures for the three, six and twelve months ended April 30, 1997, were $23.4 million, $44.8 million and $96 million, respectively, as compared with $24.2 million, $47.1 million and $100.7 million, respectively, for similar prior periods.

At April 30, 1997, the Company's capital structure consisted of long-term debt of 47% and common equity of 53%.

Results of Operations

Margin for the three months ended April 30, 1997, increased $3.7 million compared with the same period last year due to regulatory-approved rate changes and continued customer growth, with a reduction in margin due to warmer weather. Delivered volumes of natural gas for the current three-month period decreased from the similar prior period by 3.9 million dekatherms, a 9% decrease. Weather for the three months ended April 30, 1997, was 26% warmer than in the similar prior period and 16% warmer than normal. The weather normalization adjustment
(WNA), in effect from November 1 through March 31, increased operating revenues by $8 million for the three months ended April 30, 1997, as compared with a decrease of $3 million for the similar prior period when the weather was 14% colder than normal.

Margin for the six months ended April 30, 1997, increased $15.6 million compared with the same period last year due to regulatory-approved rate changes and continued customer growth, with a reduction in margin due to warmer weather. Delivered volumes of natural gas for the current six-month period decreased from the similar prior period by 7.4 million dekatherms, an 8% decrease. Weather for the six months ended April 30, 1997, was 17% warmer than in the similar prior period and 6% warmer than normal. The WNA increased operating revenues by $9.7 million for the six months ended April 30, 1997, as compared with a decrease of $11.6 million for the similar prior period when the weather was 13% colder than normal.

Margin for the twelve months ended April 30, 1997, increased $22.7 million compared with the similar prior period due to regulatory-approved rate changes and continued customer growth, with a reduction in margin due to warmer weather. Delivered volumes of natural gas for the current twelve months decreased from the similar prior period by 6.4 million dekatherms, a 5% decrease. Weather for the twelve months ended April 30, 1997, was 15% warmer than the similar prior period and 7% warmer than normal. The WNA increased operating revenues by $9.7 million in the current period and decreased operating revenues by $11.6 million in the similar prior period when the weather was 11% colder than normal.

The Company's rate schedules include gas cost recovery provisions that permit the recovery of prudently incurred gas costs. Annual prudence reviews covering an historical twelve-month period are required in North Carolina and South Carolina but are not required in Tennessee. Rates are revised periodically without formal rate proceedings to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are charged or credited to cost of gas and included in refunds due customers in the financial statements.

Operations and maintenance expenses for the three months, six months and twelve months ended April 30, 1997, increased over similar prior periods primarily due to increases in outside labor and consulting work and for the twelve-month period to increases in utilities, advertising, payroll and employee benefit costs.

Depreciation expense for the three months, six months and twelve months ended April 30, 1997, increased over similar prior periods due to the growth of plant in service and for the twelve-month period to an increase in depreciation rates for South Carolina operations effective November 1, 1995.

General taxes for the three months, six months and twelve months ended April 30, 1997, increased over similar prior periods primarily due to increases in property taxes from rate increases and additions to taxable property and increases in payroll taxes. The current six-month and twelve-month periods also reflect increases in gross receipts taxes due to increased revenues subject to gross receipts taxes. The current three-month period reflects a decrease in gross receipts taxes due to decreased revenues subject to gross receipts taxes.

Other income for the three months, six months and twelve months ended April 30, 1997, decreased from similar prior periods primarily due to decreases in earnings from propane operations attributable to the warmer weather noted above partially offset by increases in earnings from merchandise activities and natural gas marketing services. The twelve-month period ended April 30, 1996, also included a non-recurring income item associated with the Company's investment in Pine Needle LNG Company, L.L.C.

Utility interest charges for the three months, six months and twelve months ended April 30, 1997, increased over similar prior periods primarily due to interest on long-term debt resulting from higher balances outstanding. For the three months and six months ended April 30, 1997, interest on refunds due customers also increased, and for the current six-month and twelve-month periods interest on short-term debt increased due to greater balances outstanding. Interest on refunds due customers decreased in the current twelve-month period.

                           PART II. OTHER INFORMATION


Item 5.  Other Information

South Carolina Rate Proceedings

On February 1, 1996, the South Carolina Consumer Advocate filed a notice of Appeal in the Richland County Court of Common Pleas regarding the order of the Public Service Commission of South Carolina (PSCSC) approving the Company's rate increase of $7.8 million annually, effective November 7, 1995. On May 20, 1997, the Court dismissed the appeal and affirmed the PSCSC's original order in its entirety.

Tennessee Rate Proceedings

On December 17, 1996, the Tennessee Regulatory Authority (TRA) approved a rate increase of $4.4 million which the Company began collecting on January 1, 1997. The TRA's decision was confirmed by a written decision on February 19, 1997. The Tennessee Consumer Advocate filed several pleadings with the TRA arguing, among other things, that the Company was not entitled to recover the increased rates prior to the date of the TRA's February 19 Order. All parties in this proceeding, including the Company, petitioned the TRA to reconsider its February 19 Order. On May 14, the TRA issued an order denying all motions and upholding its previous orders.

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


                                           PIEDMONT NATURAL GAS COMPANY, INC.
                                           ----------------------------------
                                                     (Registrant)



Date June 11, 1997                          /s/ David J. Dzuricky
     -------------------                    ------------------------------
                                            David J. Dzuricky
                                            Senior Vice President-Finance
                                            (Principal Financial Officer)



Date June 11, 1997                          /s/ Barry L. Guy
     -------------------                    ------------------------------
                                            Barry L. Guy
                                            Vice President and Controller
                                            (Principal Accounting Officer)