Form 10-Q/A
period 1997-04-30
PIEDMONT NATURAL GAS CO INC
filed 1997-07-03
CIK 78460

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 1-6196
                       ------


                      PIEDMONT NATURAL GAS COMPANY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                North Carolina                             56-0556998
--------------------------------------------------------------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


 1915 Rexford Road, Charlotte, North Carolina                28211
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        704-364-3120
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at June 4, 1997
       --------------------------             ---------------------------
       Common Stock, no par value                     29,937,460


================================================================================

                              Page 1 of 4 Pages

PART II.  OTHER INFORMATION

     This Amendment to the Form 10-Q for the quarterly period ended April 30, 1997, is being filed to add an Exhibit Number 3, Articles of Amendment to the Company's Articles of Incorporation. This Exhibit was inadvertently omitted from the Form 10-Q. The Articles of Amendment have previously been disclosed and filed with the Commission in the Company's Proxy Statement dated
January 29, 1997, and in the Company's Form 10-Q for the quarterly period ended January 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)     Exhibits -

         3 Articles of Amendment of Piedmont Natural Gas Company, Inc., dated March 5, 1997.

        12   Computation of Ratio of Earnings to Fixed Charges. *

        27 Financial Data Schedule (for Securities and Exchange Commission use only). *


(b)     Reports on Form 8-K -

        None.

_____________
     * Previously filed with the Company's Form 10-Q for the quarterly period ended April 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PIEDMONT NATURAL GAS COMPANY, INC.
                                          ----------------------------------
                                                    (Registrant)




Date        July 3, 1997                  /s/ David J. Dzuricky
     -------------------------            ----------------------------------
                                          David J. Dzuricky
                                          Senior Vice President--Finance
                                          (Principal Financial Officer)




Date        July 3, 1997                  /s/ Barry L. Guy
     -------------------------            ----------------------------------
                                          Barry L. Guy
                                          Vice President and Controller
                                          (Principal Accounting Officer)