Form 10-Q
period 1997-07-31
PIEDMONT NATURAL GAS CO INC
filed 1997-09-05
CIK 78460

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

                                 or

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
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                           ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at September 2, 1997
- ----------------------------                   ---------------------------------
Common Stock, no par value                                30,092,297

================================================================================
                               Page 1 of 13 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
              ----------------------------------------------------

                                                                         July 31              October 31,
                                                                           1997                   1996
                                                                           ----                   ----
                              ASSETS
                              ------

Utility Plant, at original cost                                          $1,235,941             $1,168,448
  Less accumulated depreciation                                             332,629                306,419
                                                                         ----------             ----------
    Utility plant, net                                                      903,312                862,029
                                                                         ----------             ----------


Other Physical Property (net of accumulated
  depreciation of $15,544 in 1997 and $14,569 in 1996)                       26,284                 27,072
                                                                         ----------             ----------

Current Assets:
  Cash and cash equivalents                                                  31,163                  4,994
  Restricted cash                                                            21,327                 20,481
  Receivables (less allowance for doubtful
    accounts of $1,655 in 1997 and $1,960 in 1996)                           36,677                 32,378
  Gas in storage                                                             34,984                 50,065
  Deferred cost of gas                                                        6,481                  6,796
  Refundable income taxes                                                         -                 31,949
  Other                                                                       7,973                 11,324
                                                                         ----------             ----------
    Total current assets                                                    138,605                157,987
                                                                         ----------             ----------

Deferred Charges and Other Assets                                            21,918                 17,828
                                                                         ----------             ----------

      Total                                                              $1,090,119             $1,064,916
                                                                         ==========             ==========
                  CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock                                                           $259,228               $246,907
    Retained earnings                                                       176,168                139,184
                                                                         ----------             ----------
      Total common stock equity                                             435,396                386,091
  Long-term debt                                                            389,000                391,000
                                                                         ----------             ----------
      Total capitalization                                                  824,396                777,091
                                                                         ----------             ----------

Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                                                10,000                 10,000
  Notes payable                                                                   -                 39,000
  Accounts payable                                                           51,258                 60,150
  Deferred income taxes                                                       3,637                 17,727
  Taxes accrued                                                              16,283                  9,940
  Refunds due customers                                                      25,539                     68
  Other                                                                      13,111                 16,770
                                                                         ----------             ----------
    Total current liabilities                                               119,828                153,655
                                                                         ----------             ----------

Deferred Credits and Other Liabilities                                      145,895                134,170
                                                                         ----------             ----------

      Total                                                              $1,090,119             $1,064,916
                                                                         ==========             ==========






See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                   Condensed Statements of Consolidated Income
                     (in thousands except per share amounts)
             -------------------------------------------------------


                                                  Three Months                  Nine Months                  Twelve Months
                                                     Ended                         Ended                          Ended
                                                    July 31                       July 31                       July 31
                                             -------------------            -------------------            -------------------
                                            1997            1996           1997            1996            1997            1996
                                            ----            ----           ----            ----            ----            ----

Operating Revenues                         $103,997        $95,744        $675,836        $594,376        $766,515        $656,082
Cost of Gas                                  56,854         55,558         401,204         342,342         452,995         367,203
                                           --------        -------        --------        --------        --------        --------

Margin                                       47,143         40,186         274,632         252,034         313,520         288,879
                                           --------        -------        --------        --------        --------        --------
Other Operating Expenses:
  Operations                                 27,039         26,066          80,245          77,927         108,140         100,749
  Maintenance                                 3,757          4,098          12,257          11,327          16,706          15,637
  Depreciation                                9,738          9,015          29,129          27,045          38,123          35,261
  General taxes                               6,334          6,230          26,987          24,659          33,375          30,128
  Income taxes                               (3,417)        (5,302)         39,312          34,206          32,457          29,436
                                           --------        -------        --------        --------        --------        --------
    Total other operating expenses           43,451         40,107         187,930         175,164         228,801         211,211
                                           --------        -------        --------        --------        --------        --------

Operating Income                              3,692             79          86,702          76,870          84,719          77,668
Other Income, Net                              (833)          (574)          2,840           4,877           3,356           6,684
                                           --------        -------        --------        --------        --------        --------
Income Before Utility Interest Charges        2,859           (495)         89,542          81,747          88,075          84,352
Utility Interest Charges                      8,636          7,831          25,733          23,524          33,927          31,252
                                           --------        -------        --------        --------        --------        --------

Net Income                                 $ (5,777)       $(8,326)       $ 63,809        $ 58,223        $ 54,148        $ 53,100
                                           ========        =======        ========        ========        ========        ========

Average Shares of Common Stock
  Outstanding                                29,964         29,253          29,806          29,065          29,716          28,989



Earnings Per Share of Common Stock         $  (0.19)       $ (0.28)       $   2.14        $   2.00        $   1.82        $   1.83


Cash Dividends Declared Per Share
  of Common Stock                          $  0.305        $  0.29        $   0.90        $  0.855        $   1.19        $   1.13




See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)
           -----------------------------------------------------------




                                                             Three Months               Nine Months                Twelve Months
                                                                Ended                     Ended                       Ended
                                                               July 31                   July 31                     July 31
                                                        ---------------------      -------------------        --------------------

                                                          1997        1996            1997      1996            1997       1996
                                                          ----        ----            ----      ----            ----       ----
Cash Flows from Operating Activities:
  Net income                                             $(5,777)    $(8,326)      $ 63,809   $ 58,223        $  54,148   $ 53,100
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        11,083      10,011         33,189     30,036           43,214     39,179
     Other, net                                            3,175       1,049          7,769      5,359            9,925      7,385
     Change in operating assets and liabilities           (2,559)    (27,763)        50,110    (22,659)          35,555    (41,065)
                                                         -------     -------       --------   --------        ---------   --------
  Net cash provided by (used in) operating activities      5,922     (25,029)       154,877     70,959          142,842     58,599
                                                         -------     -------       --------   --------        ---------   --------

Cash Flows from Investing Activities:
  Utility construction expenditures                      (26,314)    (24,619)       (70,251)   (70,770)         (96,240)  (100,027)
  Other                                                   (1,294)       (570)        (1,704)    (1,505)          (3,074)    (2,851)
                                                         -------      ------       --------   --------        ---------   --------
  Net cash used in investing activities                  (27,608)    (25,189)       (71,955)   (72,275)         (99,314)  (102,878)
                                                         -------     -------       --------   --------        ---------   --------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net                       -      30,000        (39,000)    16,500          (30,000)    13,000
  Issuance of long-term debt                                   -           -              -          -           40,000     55,000
  Retirement of long-term debt                            (2,000)     (1,000)        (2,000)    (1,000)          (8,000)    (5,000)
  Expenses of sale of common stock                             -           -              -          -                -       (132)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                  3,855       5,003         11,072     10,735           15,124     12,835
  Dividends paid                                          (9,137)     (8,485)       (26,825)   (24,853)         (35,366)   (32,759)
                                                         -------     -------       --------   --------        ---------   --------
  Net cash provided by (used in) financing activities     (7,282)     25,518        (56,753)     1,382          (18,242)    42,944
                                                         -------     -------       --------   --------        ---------   --------

Net Increase (Decrease) in Cash and Cash Equivalents     (28,968)    (24,700)        26,169         66           25,286     (1,335)

Cash and Cash Equivalents at Beginning of Period          60,131      30,577          4,994      5,811            5,877      7,212
                                                         -------     -------       --------   --------        ---------   --------

Cash and Cash Equivalents at End of Period               $31,163     $ 5,877       $ 31,163   $  5,877        $  31,163   $  5,877
                                                         =======     =======       ========   ========        =========   ========

Cash Paid During the Period for:
  Interest                                               $11,466     $10,828       $ 27,583   $ 25,481        $  33,537   $ 31,555
  Income taxes                                           $   182     $30,746       $ 34,460   $ 50,717        $  35,830   $ 50,804





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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at July 31, 1997, and October 31, 1996, and the results of its operations and its cash flows for the three months, nine months and twelve months ended July 31, 1997 and 1996.

3. The Company's business is seasonal in nature. The results of operations for the three- and nine-month periods ended July 31, 1997, are not necessarily indicative of the results to be expected for the full year.

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

Because of the seasonal nature of the natural gas business, a substantial portion of the Company's earnings are realized in the winter period which is the first six months of the fiscal year. Injections of natural gas into storage occur during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31). Due to this seasonality and the demand for gas during the winter season, inventory of stored gas decreased and receivables increased from October 31, 1996, to July 31, 1997.

The Company has a substantial capital expansion program to sustain its approximately 5% current annual growth in customer base. The capital expansion program is dependent on the continuing ability to generate the necessary funds required for this growth. Utility construction expenditures for the three, nine and twelve months ended July 31, 1997, were $26.7 million, $71.5 million and $97.7 million, respectively, compared with $25 million, $72.1 million and $101.8 million, respectively, for similar prior periods.

At July 31, 1997, the Company's capital structure consisted of long-term debt of 47% and common equity of 53%.

Results of Operations

Margin for the three months ended July 31, 1997, increased $7 million compared with the same period last year due to regulatory-approved rate changes, continued customer growth and greater volumes of gas delivered. Delivered volumes of natural gas for the current three-month period increased over the similar prior period by 3.3 million dekatherms, a 15% increase. Weather for the three months ended July 31, 1997, was 115% colder than in the similar prior period and 93% colder than normal. However, this colder weather had a lesser effect on margin as the quarter is past the winter period and represents only 3% of normal annual degree days.

Margin for the nine months ended July 31, 1997, increased $22.6 million compared with the same period last year due to regulatory-approved rate changes and continued customer growth. Delivered volumes of natural gas for the current nine-month period decreased from the similar prior period by 4 million dekatherms, a 3% decrease. Weather for the nine months ended July 31, 1997, was 15% warmer than in the similar prior period and 4% warmer than normal. The weather normalization adjustment (WNA), in effect from November 1 through March 31, increased operating revenues by $10.6 million for the current nine months, as compared with a decrease of $11.6 million for the similar prior period.

Margin for the twelve months ended July 31, 1997, increased $24.6 million compared with the similar prior period due to regulatory-approved rate changes and continued customer growth. Delivered volumes of natural gas for the current twelve months decreased from the similar prior period by 4.4 million dekatherms, a 3% decrease due to warmer weather. Weather for the twelve months ended July 31, 1997, was 14% warmer than the similar prior period and 5% warmer than normal. The WNA increased operating revenues by $10.6 million for the current period and decreased operating revenues by $11.6 million for the similar prior period.

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

Operations and maintenance expenses for the three months, nine months and twelve months ended July 31, 1997, increased over similar prior periods primarily due to increases in payroll costs, outside labor and consulting work and the provision for uncollectibles, and for the twelve-month period, by an increase in advertising costs and employee benefits. These increases were partially offset by decreases in all periods in rents and leases.

Depreciation expense for the three months, nine months and twelve months ended July 31, 1997, increased over similar prior periods due to the growth of plant in service and for the twelve months ended July 31, 1997, to an increase in depreciation rates for South Carolina operations effective November 1, 1995.

General taxes for the three months, nine months and twelve months ended July 31, 1997, increased over similar prior periods primarily due to increases in gross receipts taxes resulting from increased revenues, increases in property taxes from rate increases and additions to taxable property and increases in payroll taxes.

Other income for the three months, nine months and twelve months ended July 31, 1997, decreased from similar prior periods primarily due to decreases in earnings from propane operations due to warmer weather noted above and decreases in earnings from natural gas marketing services, partially offset by increases in earnings from merchandise activities. The twelve-month period ended July 31, 1996, also included a non-recurring income item associated with the Company's investment in Pine Needle LNG Company, L.L.C.

Utility interest charges for the three months, nine months and twelve months ended July 31, 1997, increased over similar prior periods primarily due to interest on long-term debt resulting from higher balances outstanding and interest on refunds due customers, and for the nine-month and twelve-month periods, to an increase in interest on short-term debt due to greater balances outstanding.

                       PART II.  OTHER INFORMATION


Item 5.  Other Information

South Carolina Rate Proceedings

In February 1996, the South Carolina Consumer Advocate appealed to the Richland County Court of Common Pleas the order of the Public Service Commission of South Carolina (PSCSC) approving the Company's rate increase of $7.8 million annually, effective November 7, 1995. On May 20, 1997, the Court dismissed the appeal and affirmed the PSCSC's order in its entirety. On August 22, 1997, the Consumer Advocate filed an appeal with the Supreme Court of South Carolina. The outcome of this proceeding cannot be determined at this time.

Tennessee Rate Proceedings

On December 17, 1996, the Tennessee Regulatory Authority (TRA) approved a rate increase of $4.4 million which the Company began collecting on January 1, 1997. The TRA's decision was confirmed by a written decision on February 19, 1997. The Tennessee Consumer Advocate filed several pleadings with the TRA arguing, among other things, that the Company was not entitled to recover the increased rates prior to the date of the TRA's February 19 Order. All parties in this proceeding, including the Company, petitioned the TRA to reconsider its February 19 Order. On June 9, the TRA issued an order denying all motions and upholding its previous orders. On August 8, 1997, the Consumer Advocate petitioned the Court of Appeals for a review of the TRA's orders. The outcome of this proceeding cannot be determined at this time.

Expansion of Services

In 1994, the Company filed a petition with the North Carolina Utilities Commission (NCUC) for a certificate of public convenience and necessity to serve four counties in North Carolina not presently receiving natural gas service. The Company requested permission to use expansion funds to offset a portion of the cost of construction in the four counties. Another company also filed an application to serve the four counties; however, this company did not request permission to use expansion funds.

In 1995, the NCUC granted a conditional certificate to the Company to serve the four-county area but prohibited the Company from utilizing available expansion funds. The Company did not accept the condition prohibiting the use of expansion funds, and the NCUC granted a conditional certificate to the competing applicant. Following further motions and responses by all parties involved, the NCUC, in January 1996, granted a final certificate to the competing applicant. The Company appealed that order to the Supreme Court of North Carolina, and on July 24, 1997, the Court ruled to uphold the decision of the NCUC awarding the franchise to the competing applicant.

Operations Expense Reduction Plan

As part of a plan to reduce overall operating expenses and further prepare for increased competition in the energy industry, the Company announced on September 2, 1997, that it is eliminating 67 personnel company-wide. In addition, 26 existing job vacancies will not be filled. Most of the affected workers are white-collar employees in the Company's corporate headquarters in Charlotte and in its service area offices in the Carolinas and Tennessee. The job cuts will amount to 3.9% of the Company's present utility workforce of 1,711 employees.

Affected employees in positions or position classes will first be offered a voluntary severance package consisting of two weeks base salary for every full year of service, and an additional four weeks salary for employees at least fifty years of age with at least fifteen years of service, up to a maximum of 52 weeks salary. Employees who receive voluntary severance offers will be allowed forty-five days to consider them.

If desired staffing levels have not been achieved following the forty-five day consideration period, employees remaining in selected positions will be required to take an involuntary severance package. The involuntary package will consist of two weeks base salary plus one week salary for every full year of service. All affected employees will be offered out-placement counseling and up to eighteen months of health insurance coverage for the employee.

The action will result in a charge to operations expense of an estimated $2.1 million in the fourth fiscal 1997 quarter, if all employees offered the voluntary severance packages were to elect to take them.

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


                                  PIEDMONT NATURAL GAS COMPANY, INC.
                                  ----------------------------------
                                             (Registrant)



Date September 5, 1997               /s/ David J. Dzuricky
     -----------------            -------------------------------------
                                         David J. Dzuricky
                                    Senior Vice President-Finance
                                   (Principal Financial Officer)



Date September 5, 1997               /s/ Barry L. Guy
     -----------------            -------------------------------------
                                         Barry L. Guy
                                    Vice President and Controller
                                    (Principal Accounting Officer)