Form 10-K405
period 1997-10-31
PIEDMONT NATURAL GAS CO INC
filed 1998-01-26
CIK 78460

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           (NO FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997
                                        OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM ____________ TO____________

                         COMMISSION FILE NUMBER 1-6196

                               ------------------

                       PIEDMONT NATURAL GAS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

             NORTH CAROLINA
     (State or other jurisdiction of                                56-0556998
     incorporation or organization)                    (I.R.S. Employer Identification No.)

   1915 REXFORD ROAD, CHARLOTTE, NORTH
                CAROLINA                                               28211
(Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code (704) 364-3120

                               ------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
     Common Stock, no par value                 New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 9, 1998.
                   Common Stock, no par value -- $949,208,114

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                     OUTSTANDING AT JANUARY 9, 1998
                -----                     ------------------------------
     Common Stock, no par value                     30,298,404

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders on February 27, 1998, are incorporated by reference into Part III.

================================================================================

                       PIEDMONT NATURAL GAS COMPANY, INC.



                          1997 FORM 10-K ANNUAL REPORT





                                TABLE OF CONTENTS

Part I.                                                                           Page

     Item 1.         Business                                                       1
     Item 2.         Properties                                                     6
     Item 3.         Legal Proceedings                                              6
     Item 4.         Submission of Matters to a Vote of Security Holders            6

Part II.

     Item 5.         Market for Registrant's Common Equity and
                        Related Stockholder Matters                                 7
     Item 6.         Selected Financial Data                                        8
     Item 7.         Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                         8
     Item 8.         Financial Statements and Supplementary Data                   17
     Item 9.         Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                         38

Part III.

     Item 10.        Directors and Executive Officers of the Registrant            39
     Item 11.        Executive Compensation                                        42
     Item 12.        Security Ownership of Certain Beneficial Owners
                        and Management                                             42
     Item 13.        Certain Relationships and Related Transactions                42

Part IV.

     Item 14.        Exhibits, Financial Statement Schedule, and
                        Reports on Form 8-K                                        43

                     Signatures                                                    51


                                     PART I
Item 1.  Business

         Piedmont Natural Gas Company, Inc. (the Company), incorporated in 1950, is an energy and services company primarily engaged in the transportation and sale of natural gas and the sale of propane to over 648,000 residential, commercial and industrial customers in North Carolina, South Carolina and Tennessee.

         The Company is the second-largest natural gas utility in the southeast, serving over 600,000 natural gas customers. The Company and its non-utility subsidiaries and divisions are also engaged in acquiring, marketing and arranging for the transportation and storage of natural gas for large-volume purchasers, and in the sale of propane to over 48,000 customers in the Company's three-state service area.

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

         Operating revenues shown in the consolidated financial statements represent revenues from utility operations only. Such revenues totaled $775,517,000 for the year ended October 31, 1997, of which 41% was from residential customers, 25% from commercial customers, 25% from industrial customers, 8% from secondary market sales and 1% from various sources. Revenues from non-utility operations, less related costs and income taxes, are shown in the consolidated financial statements in other income. Non-utility revenues as a percentage of total revenues, including utility operations, were 5% in 1997. No single non-utility activity accounted for greater than 4% of total revenues. Income from non-utility activities as a percentage of total net income was 5% in 1997. No single non-utility activity accounted for more than 2% of net income.

         The Company is principally engaged in the gas distribution industry and has no other reportable industry segments.

         The Company's utility operations are subject to regulation by the North Carolina Utilities Commission (NCUC) and the Tennessee Regulatory Authority
(TRA) as to the issuance of securities, and by those commissions and by the Public Service Commission of South Carolina (PSCSC) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. The Company is also subject to or affected by various federal regulations.

         The Company holds non-exclusive franchises for natural gas service in all communities where required, with expiration dates from 1998 to 2044. The earliest date at which a franchise for a major service area expires is 1999. The franchises are adequate for operation of the gas distribution business and do not contain restrictions which are of a materially burdensome nature. In most cases, the loss of a franchise would not have a material effect on operations. The Company has never failed to obtain the renewal of a franchise; however, this is not necessarily indicative of future action.

         The Company's utility business and its non-utility propane activities are seasonal in nature as variations in weather conditions generally result in greater earnings during the winter months. The Company normally injects natural gas into storage during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31) when sufficient quantities of flowing pipeline gas are not available to meet customer demand. During 1997, the amount of natural gas in storage varied from 5.9 million dekatherms (one dekatherm equals 1,000,000 BTUs) to 18.1 million dekatherms, and the aggregate commodity cost of this gas in storage varied from $13,477,000 to $42,459,000.

         The following is a five-year comparison of gas sales and other statistics for the years ended October 31, 1993 through 1997:

                                                    1997          1996         1995         1994         1993
                                                  --------      --------     --------     --------     --------
OPERATING REVENUES (in thousands):
  Sales and Transportation:
    Residential                                   $319,722      $292,010     $229,546     $240,314     $221,632
    Commercial                                     195,862       180,415      135,933      165,805      154,894
    Industrial                                     191,565       184,118      133,205      165,989      173,943
    For Resale                                         266         2,748        3,323          815            1
                                                  --------      --------      -------     --------     --------

     Total                                         707,415       659,291      502,007      572,923      550,470
  Secondary Market Sales                            64,411        22,152            -            -            -
  Miscellaneous                                      3,691         3,612        3,216        2,431        2,290
                                                  --------      --------     --------     --------     --------

     Total                                        $775,517      $685,055     $505,223     $575,354     $552,760
                                                  ========      ========     ========     ========     ========

GAS VOLUMES - DEKATHERMS (in thousands):
  System Throughput:
    Residential                                     38,339        43,357       33,513       36,093       34,277
    Commercial                                      28,476        31,040       22,867       28,931       28,179
    Industrial                                      68,236        64,054       67,735       60,966       57,505
    For Resale                                          27           581        1,478          140          192
                                                   -------      --------     --------      -------      -------

     Total                                         135,078       139,032      125,593      126,130      120,153
                                                  ========      ========     ========      =======      =======

  Secondary Market Sales                            24,547         9,724            -            -            -

                                                    1997          1996         1995         1994         1993
                                                  --------      --------     --------     --------     --------
NUMBER OF RETAIL CUSTOMERS BILLED (12 month average):
    Residential                                    495,739       468,803      446,118      420,861      396,394
    Commercial                                      62,258        59,905       57,803       56,147       54,451
    Industrial                                       2,697         2,687        2,711        2,010        1,822
                                                  --------       -------      -------      -------      -------

     Total                                         560,694       531,395      506,632      479,018      452,667
                                                  ========       =======      =======      =======      =======

AVERAGE PER RESIDENTIAL CUSTOMER:
    Gas Used - Dekatherms                            77.34         92.48        75.12        85.76        86.47
    Revenue                                        $644.94       $622.88      $514.54      $571.00      $559.12
    Revenue Per Dekatherm                            $8.34         $6.73        $6.85        $6.66        $6.47

COST OF GAS (in thousands):
    Natural Gas Purchased                         $362,249      $327,968     $155,683     $242,609     $267,217
    Liquefied Petroleum Gas (LPG)                       77           160           60          204            -
    Transportation Gas Received (Not
      Delivered)                                    (1,840)        1,024         (181)        (616)        (216)

    Natural Gas Withdrawn from
      (Injected into) Storage, net                   2,597        (8,078)       6,094        4,106         (894)
    Other Storage                                      318           (40)         860        1,058          316
    Other Adjustments                               97,264        73,099       85,051       93,214       62,465
                                                  --------      --------     --------     --------     --------

        Total                                     $460,665      $394,133     $247,567     $340,575     $328,888
                                                  ========      ========     ========     ========     ========

COST OF GAS PER DEKATHERM OF GAS SOLD                $3.81         $3.17        $2.76        $3.29        $3.11

SUPPLY AVAILABLE FOR DISTRIBUTION - DEKATHERMS (in thousands):
    Natural Gas Purchased                          129,797       127,799       86,372      106,556      106,507
    LPG                                                 10           121           13           52            -
    Transportation Gas                              32,026        24,550       41,589       22,299       14,281
    Natural Gas Withdrawn from (Injected
      into) Storage, net                                (3)       (1,142)        (750)      (1,646)         (41)
    Other Storage                                       16            16          (15)          25           33
    Company Use                                       (121)         (152)        (118)        (159)        (171)
                                                  --------       -------      -------      -------      -------

     Total                                         161,725       151,192      127,091      127,127      120,609
                                                  ========       =======      =======      =======      =======

UTILITY CAPITAL EXPENDITURES (in thousands)        $93,482       $98,258     $100,825     $105,787      $84,242

GAS MAINS - MILES OF 3" EQUIVALENT                  17,800        16,900       16,700       16,300       15,900

DEGREE DAYS - SYSTEM AVERAGE:
    Actual                                           3,471         3,993        3,144        3,567        3,659
    Normal                                           3,611         3,606        3,617        3,630        3,637
    Percentage of Actual to Normal                     96%          111%          87%          98%         101%

PROPANE OPERATIONS:
    Revenues (in thousands)                        $36,816       $44,046      $33,414      $34,972      $32,120
    Volumes Sold (gallons in millions)                36.7          49.3         38.4         41.3         37.2
    Customers (at year end)                         48,100        48,100       48,500       46,900       42,600


         During 1997, the Company delivered 135.1 million dekatherms of natural gas to its customers, of which 32.7 million dekatherms were transported for large industrial customers. This compares with 139 million dekatherms delivered in 1996, of which 24.4 million dekatherms were transported. In addition to this system throughput, secondary-market sales volumes increased to 24.5 million dekatherms in 1997 compared with 9.7 million dekatherms in 1996.

         Sales to temperature-sensitive customers, whose consumption varies with the weather, were 66.8 million dekatherms in 1997, compared with 74.4 million dekatherms in 1996. Weather which was

4% warmer than normal was experienced in 1997, compared with 11% colder-than-normal weather in 1996. The Company sold or transported 68.2 million dekatherms to industrial users in 1997, compared with 64.1 million dekatherms in 1996. Industrial sales are the most price-sensitive of the Company's markets and are largely a function of the Company's ability to obtain supplies of natural gas competitively priced with other industrial fuels.

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

         As of November 1, 1997, the Company has contracted to purchase the following daily pipeline firm transportation capacity in dekatherms of natural gas:

  Transco (including certain upstream arrangements with CNG,
    Texas Gas and National Fuel)                                   487,600
  Tennessee Pipeline                                                74,100
  Texas Eastern                                                      1,700
  Columbia Gas (through arrangements with Transco
    and Columbia Gulf)                                              36,000
  Columbia Gulf                                                      5,000
                                                                   -------
    Total                                                          604,400
                                                                   =======

         The Company has the following additional daily peaking capacity in dekatherms of natural gas through local peaking facilities, storage contracts and third party city gate arrangements to meet the firm demands of its markets. This availability varies from five days to one year.

   Liquefied Natural Gas                                          230,000
   Liquefied Petroleum Gas                                          8,000
   Transco Storage                                                 86,000
   Columbia Gas Storage                                            72,000
   Tennessee Pipeline Storage                                      55,900
   CNG Storage                                                      7,000
   Third Party City Gate Arrangements                              37,100
                                                                  -------
     Total                                                        496,000
                                                                  =======

         The Company utilizes a "best cost" gas purchasing philosophy that seeks to purchase gas on a short- or long-term basis by weighing cost against supply security and reliability factors. Of the 129.8 million dekatherms of natural gas purchased in 1997, approximately 14% was purchased under short-term contracts of less than one year, 14% under contracts of from one to three years and 72% under contracts of over three years.

         The Company owns or has under contract 21.3 million dekatherms of storage capacity, either in the form of underground storage or liquefied natural gas. This capability is used to supplement regular pipeline supplies on colder winter days when demand increases.

         For further information on gas supply and regulation, see "Gas Supply and Rate Proceedings" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

         Currently, approximately 36% of annual gas deliveries are made to industrial or large commercial customers who have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil or propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under existing regulations of the FERC, it is possible for certain large commercial or industrial customers located in proximity to the interstate pipelines delivering gas to the Company to bypass the Company and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, the Company has experienced only minimal bypass activity in part because of the Company's ability to negotiate competitive rates and service terms.

         In the residential and small commercial markets, natural gas competes primarily with electricity for such uses as cooking and water heating and with electricity and fuel oil for space heating.

          During 1997, the Company's largest customer contributed $10,096,000, or 1%, to total revenues.

         The amount of research and development costs incurred in connection with Company-sponsored research is immaterial. The Company contributes to gas industry-sponsored research projects; however, the amounts contributed to such projects are minimal.

         Compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or competitive position during 1997. For further information on environmental issues, see "Environmental Matters" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

         As of October 31, 1997, the Company had 1,904 employees, compared with 1,973 employees as of October 31, 1996.

Item 2.  Properties

         The Company's properties consist primarily of distribution systems and related facilities to serve its utility customers. The Company has constructed and owns approximately 495 miles of lateral pipelines up to 16 inches in diameter which connect the distribution systems of the Company with the transmission systems of its pipeline suppliers. Natural gas is distributed through approximately 17,800 miles (three-inch equivalent) of distribution mains. The lateral pipelines and distribution mains are located on or under public streets and highways, or private property with the permission of the individual owners.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) The Company's Common Stock is traded on the New York Stock Exchange
(NYSE). The following table provides information with respect to the high and low sales prices on the NYSE (symbol PNY) for each quarterly period for the years ended October 31, 1997 and 1996.

  1997          High        Low                 1996          High        Low
----------      ----        ---              ----------       ----        ---
January 31      25 3/8      23               January 31       24 7/8      21
April 30        24 3/4      22               April 30         24 1/4      20 3/4
July 31         26 5/8      23 3/8           July 31          24 1/8      20 1/2
October 31      30 15/16    23 13/16         October 31       25 3/4      23 1/8


         (b) As of January 9, 1998, the Company's Common Stock was owned by 19,207 shareholders of record.


         (c) Information with respect to quarterly dividends paid on Common Stock for the years ended October 31, 1997 and 1996, is as follows:

               Dividends Paid                                   Dividends Paid
  1997            Per Share                         1996           Per Share
----------     --------------                    ----------     --------------

January 31        29  (cent)                     January 31        27.5(cent)
April 30          30.5(cent)                     April 30          29  (cent)
July 31           30.5(cent)                     July 31           29  (cent)
October 31        30.5(cent)                     October 31        29  (cent)

         The Company's articles of incorporation and note agreements under which long-term debt was issued contain provisions which restrict the amount of cash dividends that may be paid on Common Stock. As of October 31, 1997, all of the Company's retained earnings was free of such restrictions.

Item 6.  Selected Financial Data

         Selected financial data for the years ended October 31, 1993 through 1997, is as follows:

                                                     1997          1996          1995          1994           1993
                                                  ----------    ----------     --------      --------       --------
                                                               (in thousands except per share amounts)
Margin                                              $314,852      $290,922     $257,656      $234,779       $223,872
Operating Revenues                                  $775,517      $685,055     $505,223      $575,354       $552,760
Net Income                                           $54,074       $48,562      $40,310       $35,506        $37,534
Earnings per Share of Common Stock                     $1.81         $1.67        $1.45         $1.35          $1.45
Cash Dividends Declared Per Share of
  Common Stock                                        $1.205        $1.145       $1.085        $1.025          $.965
Average Shares of Common Stock Outstanding            29,883        29,161       27,890        26,346         25,960
Total Assets                                      $1,098,156    $1,067,086     $964,895      $889,233       $797,748
Long-Term Debt (less current maturities)            $381,000      $391,000     $361,000      $313,000       $278,000
Rate of Return on Average Common Equity                13.42%        13.11%       12.27%        12.10%         13.65%
Long-Term Debt to Total Capitalization Ratio           47.58%        50.32%       50.42%        50.89%         49.38%



Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

         The gas distribution business is highly weather sensitive and seasonal and requires the use of short-term debt at times to meet working capital requirements. This weather sensitivity and seasonality cause short-term cash requirements to vary significantly during the year. Short-term debt is also used to finance construction pending the issuance of long-term debt or equity.

         The Company has committed bank lines of credit totaling $75,000,000 to finance cash requirements not generated internally. Additional uncommitted lines are also available on an as needed, if available, basis. Borrowings under the lines include bankers' acceptances, transactional borrowings and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. Outstanding borrowings against the lines of credit during 1997 ranged from zero to a high of $60,000,000 and interest rates ranged from 5.40% to 7.15% during the year. At October 31, 1997, $25,000,000 of short-term debt was outstanding at a weighted average interest rate of 5.83%.

         The Company had $391,000,000 of long-term debt outstanding at October 31, 1997. Annual sinking fund requirements and maturities of this debt are $10,000,000 in 1998 through 2000,

$40,000,000 in 2001 and $10,000,000 in 2002. Long-term debt retired in 1997 totaled $10,000,000.

         At October 31, 1997, the Company's capitalization ratio consisted of 48% long-term debt and 52% common equity. The embedded cost of long-term debt at that date was 8.33%. The return on average common equity in 1997 was 13.42%.

         Cash provided from operations and from the issuance of Common Stock through dividend reinvestment and stock purchase plans was sufficient to fund capital expenditures of $95,076,000, payments of debt principal and interest of $43,324,000 and dividend payments to shareholders of $36,008,000.

         The Company's capital expansion program is very important in meeting the growth in the demand for natural gas evidenced by the growth in the customer base. Capital expenditures for 1997 were $93,482,000 for utility operations and $1,594,000 for non-utility activities. Capital expenditures totaling $100,303,000 for utility operations, primarily to serve customer growth, and $1,920,000 for non-utility activities are budgeted for 1998.

Competition and Accounting for Regulated Activities

         The natural gas industry, including producers, pipelines and local gas distribution companies (LDCs), has undergone significant changes in recent years as it moves toward a more deregulated marketplace. In response to the changing competitive situation, the Company is assessing the nature of its business and is exploring alternatives to the traditional utility role of purchase, sale and transportation of natural gas. Non-traditional ratemaking initiatives and market-based pricing of products and services will provide additional challenges and opportunities for the Company. The Company anticipates that opportunities for non-regulated sales will increase as competition intensifies and further retail market unbundling occurs.

         The Company accounts for its regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71,"Accounting for the Effects of Certain Types of Regulation" (FAS 71). FAS 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying FAS 71, the Company has capitalized certain costs and benefits as regulatory assets and liabilities, respectively, pursuant to orders of the state utility regulatory commissions, either in general rate proceedings or expense deferral proceedings, in order to provide for recovery of or refunds to utility customers in future periods. As competition increases and the Company is further subjected to the impact of deregulation, the Company may not be able to continue to apply FAS 71 to all or parts of its business. If this were to occur, the Company would be required to apply accounting standards utilized by non-regulated enterprises. At such time as the Company determines that the provisions of FAS 71 no longer apply, costs previously deferred as regulatory assets in the consolidated balance sheet would be eliminated. The composition and amount of regulatory assets are shown in Note 1 to the consolidated financial statements.

         While the Company believes the provisions of FAS 71 continue to apply to its regulated operations, the changing nature of the business requires continual assessment of the impact of those changes on its accounting policies.

Gas Supply and Regulatory Proceedings

         To meet customer requirements, the Company must acquire sufficient gas supplies and pipeline capacity to ensure delivery to its distribution system while also ensuring that supply and capacity levels will allow it to remain competitive. The Company has a diversified portfolio of local peaking facilities, transportation and storage contracts with interstate pipelines and supply contracts with major producers and marketers to satisfy the supply and deliverability requirements of its customers.

         In the Company's opinion, present rules and regulations of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) permit the pass through of interstate pipeline capacity and storage service costs and similar costs that may be incurred under orders or regulations of the FERC. The majority of the Company's natural gas supply is purchased from sources in non-regulated transactions. The Company is permitted to recover 100% of its prudently incurred gas costs, subject to annual prudence reviews in North Carolina and South Carolina covering historical twelve-month periods. For the latest applicable periods, the NCUC and the PSCSC found the Company to be prudent in its gas purchasing practices and allowed 100% recovery of its gas costs.

         In May 1996, the TRA approved a two-year experimental performance incentive plan effective July 1, 1996. The plan eliminates annual prudence reviews and establishes an incentive sharing mechanism based on differences in the actual cost of gas purchased and benchmark rates, together with income from marketing transportation and storage capacity in the secondary market, subject to an overall annual cap of $1,600,000 on gains or losses by the Company. Secondary market transactions include sales for resale, off-system sales, capacity release and other interstate transactions designed to reduce fixed gas costs during off-peak periods. The benefits of the incentive plan are the elimination of annual gas purchase prudence reviews, reduction of gas costs for ratepayers and potential earnings to shareholders by sharing in gas cost reductions.

         Secondary market transactions permit the Company to market short-term gas supplies and transportation services by contract with its customers. These sales contribute the smallest per-unit margin; however, the program allows the Company to act as an independent marketer of natural gas and provide transportation in order to generate operating margin from sources not restricted by the capacity of the Company's distribution system. In North Carolina, a sharing mechanism is in effect where 75% of any margin earned is refunded to firm customers. Sales in Tennessee are included in the rate-sharing mechanism under the performance incentive plan discussed above.

         Approximately 36% of annual gas deliveries are made to industrial or large commercial customers who have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil or propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under existing regulations of the FERC, it is possible for certain large commercial or industrial customers located in proximity to the interstate pipelines delivering gas to the Company to bypass the Company and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, the Company has experienced only minimal bypass activity in part because of the Company's ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

         The NCUC, in 1996, ordered the establishment of an expansion fund for the Company and approved initial funding to enable the extension of natural gas service into unserved areas of the state. The North Carolina State Treasurer currently holds $17,912,000 in the Company's expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the consolidated financial statements. The use of such funds will be at the discretion of the NCUC as individual project applications for unserved areas are filed by the Company and approved by the NCUC. As of October 31, 1997, no funds had been used for expansion.

         In 1994, the Company filed a petition with the NCUC for a certificate of public convenience and necessity to serve four counties in North Carolina not presently receiving natural gas service. The Company requested permission to use expansion funds to offset a portion of the cost of the construction. Another company also filed an application to serve the four counties; however, this company did not request permission to use expansion funds. In January 1996, the NCUC granted a final certificate to the competing applicant. The Company appealed that order to the Supreme Court of North Carolina and in July 1997 the Court ruled to uphold the decision of the NCUC awarding the franchise to the competing applicant.

         In November 1995, the PSCSC issued an order permitting the Company to increase its rates in South Carolina, effective November 7, 1995, by $7,800,000 annually. The Consumer Advocate for the State of South Carolina appealed the order to the Circuit Court of Richland County, South Carolina. The Court dismissed the appeal and affirmed the PSCSC's original order in its entirety in May 1997. In August 1997, the Consumer Advocate filed an appeal with the Supreme Court of South Carolina. The outcome of this appeal cannot be determined at this time.

         In December 1996, the TRA issued an order in a general rate case proceeding permitting the Company to increase its margin in Tennessee, effective January 1, 1997, by $4,400,000 annually. The TRA's decision was confirmed by a written decision in February 1997. The Tennessee Consumer Advocate filed several pleadings with the TRA arguing, among other things, that the Company was not entitled to recover the increased rates prior to the date of the TRA's February order. All parties in this proceeding, including the Company, petitioned the TRA to reconsider its February order. In June 1997, the TRA issued an order denying all motions and upholding its previous orders. In August 1997, the Consumer Advocate petitioned the Court of Appeals for a review of the TRA's orders. The outcome of this proceeding cannot be determined at this time.

Results of Operations

         Net income for 1997 was $54,074,000, compared with $48,562,000 in 1996 and $40,310,000 in 1995. The increase in net income in 1997, compared with 1996, was primarily due to regulatory rate changes which increased rates and updated gas cost components, secondary market transactions and an increase in interest income, partially offset by increases in operations and maintenance expenses, depreciation, general taxes and utility interest charges. The increase in net income in 1996, compared with 1995, was primarily due to regulatory rate changes which increased rates and updated gas cost components, increased delivered volumes to customers due to customer growth and 11% colder-than-normal weather, secondary market transactions and increased earnings from propane operations, partially offset by increases in operations and maintenance expenses, depreciation, general taxes and utility interest charges. Compared with the prior year, weather in the Company's service area was 13% warmer in 1997, 27% colder in 1996 and 12% warmer in 1995. Volumes of gas delivered to customers were 135.1 million dekatherms in 1997, compared with 139 million dekatherms in 1996, a decrease of 3%, and 125.6 million dekatherms in 1995. In addition to this system throughput, secondary-market sales volumes increased to
24.5 million dekatherms in 1997 compared with 9.7 million dekatherms in 1996 and zero in 1995.

         Operating revenues were $775,517,000 in 1997, $685,055,000 in 1996 and
$505,223,000 in 1995. The increase in operating revenues in 1997 over 1996 was primarily due to higher rates from general rate increases in North Carolina and Tennessee and increased volumes in secondary market sales. The increase in operating revenues in 1996 over 1995 was primarily due to higher rates billed from increased commodity costs of natural gas, increased delivered volumes to weather-sensitive residential and commercial customers, the shift from transportation to sales of gas and secondary market sales. The weather normalization adjustment mechanism (WNA) in effect in all three states is designed to offset the impact that unusually cold or warm weather has on customer billings and margin. Weather 4% warmer than normal was experienced in 1997, compared with 11% colder-than-normal weather in 1996 and 13% warmer-than-normal weather in 1995.

         In the Company's general rate proceedings, the state regulatory commissions authorize the Company to recover a margin (applicable rate less cost of gas) on each unit of gas sold. Each commission has also authorized the Company to negotiate lower rates to certain of its industrial customers when necessary to remain competitive. The Company is permitted to recover margin losses resulting from these negotiated transactions through rates. The ability to recover such negotiated margin reductions is subject to continuing regulatory approvals.

         Cost of gas was $460,665,000 in 1997, $394,133,000 in 1996 and
$247,567,000 in 1995. The increase in 1997, compared with 1996, was primarily due to increases in commodity costs billed to customers and secondary market sales. The increase in 1996, compared with 1995, was primarily due to an increase in delivered volumes, the shift from transportation to sales, higher commodity prices from suppliers and higher pipeline demand charges, partially offset by a decrease in reservation fees. Increases or decreases in purchased gas costs from suppliers had no significant impact on margin as substantially all changes were passed on to customers through purchased gas adjustment procedures.

         Margin was $314,852,000 in 1997, $290,922,000 in 1996 and $257,656,000
in 1995. The increases were primarily due to regulatory approved changes and rate increases and increased volumes of gas delivered, including secondary market transactions. WNA surcharges of $10,599,000 and $10,415,000 were collected in 1997 and 1995, respectively, compared with WNA credits of $11,621,000 in 1996. The margin earned per dekatherm of gas delivered on the system increased by $.21 in 1997 over 1996 and by $.04 in 1996 over 1995.

         Other operations and maintenance expenses increased from $110,497,000 to $126,849,000 over the three-year period 1995 to 1997. The increases were primarily due to increases in outside labor and consulting fees, rents, advertising, payroll and provisions for uncollectibles. As part of a plan to reduce overall operating expenses and further prepare for increased competition, the Company, in 1997, eliminated 93 positions which reduced the utility workforce by 5% from the employee count as of the end of the previous fiscal year. The workforce reduction plan resulted in a charge to operations expense of $1,823,000 in the fourth quarter.

         Depreciation expense increased from $31,944,000 to $39,187,000 over the three-year period 1995 to 1997 primarily due to the growth in plant in service.

         General taxes increased from $27,392,000 to $32,882,000 over the three-year period 1995 to 1997 primarily due to increases in property taxes resulting from rate increases and additions to taxable property and gross receipts taxes on higher revenues.

         Other income, net of income taxes, decreased to $4,084,000 in 1997 from $5,000,000 in 1996 primarily due to decreases in earnings from propane operations and energy marketing services. Such decreases were partially offset by increases in earnings from merchandise and jobbing operations and interest earned on temporary cash investments. Other income, net of income taxes, increased to $5,000,000 in 1996 from $4,476,000 in 1995 primarily due to increases from propane operations and interest earned on temporary cash investments. Such increases were partially offset by decreases in earnings from energy marketing services and merchandise operations.

         Utility interest charges were $33,996,000 in 1997, $31,067,000 in 1996 and $29,478,000 in 1995. The increases were primarily due to increases in the balances outstanding on long-term debt and for 1997, to increases in the balances outstanding on refunds due customers. For 1996, the increases were also due to increases in the balances outstanding on short-term debt.

Environmental Matters

         The Company has owned, leased or operated manufactured gas plant (MGP) facilities at 12 sites in its three-state service area, nine of which involve other parties who either owned the property or operated the facilities. In October 1997, the Company entered into a settlement with one of the third parties pursuant to which the Company paid the third party $5,250,000. The third party assumed responsibility for all costs of investigation, monitoring, assessment, evaluation, removal, remedy or remedial action (Response Costs) incurred at the nine MGP sites and indemnified the Company from any and all actions, causes of action, claims and demands arising out of or relating to such Response Costs. The settlement does not cover any third-party claims for personal injury, death, property damage, diminution of property value or natural resources. No such claims are pending or, to the knowledge of the Company, threatened.

         The Company is authorized by its three state regulatory commissions to utilize deferral accounting, or the creation of a regulatory asset, for expenditures made in connection with environmental matters. The Company had previously established an environmental liability and associated regulatory asset of $4,000,000 for future environmental costs. In October 1997, the Company increased the regulatory asset to $6,610,000 and decreased the environmental liability to $1,360,000 to account for the settlement relating to the nine sites. In addition, as of October 31, 1997, the regulatory asset includes $306,000, net of recoveries from customers, for other environmental costs, primarily legal fees and engineering assessments.

         The estimate of the regulatory asset and environmental liability on the remaining three sites, included in the amounts above, was based on a generic MGP site study. Site-specific evaluations have not been performed. Resolution of these matters and further evaluations of the sites could significantly affect recorded amounts; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on financial position or results of operations.

Accounting Pronouncements

         Effective January 1, 1998, the Company will adopt SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FAS 125). The Company does not expect the adoption of FAS 125 to have a material effect on financial position or results of operations.

         Effective January 31, 1998, the Company will adopt SFAS No. 128, "Earnings Per Share" (FAS 128). Adoption of FAS 128 will require the Company to present a diluted earnings per share amount which currently is only impacted by shares issuable under the Long-Term Incentive Plan. The Company does not expect the adoption of FAS 128 to have a material effect on earnings per share.

Other Matters

         Piedmont Interstate Pipeline Company (Piedmont Interstate), a wholly owned subsidiary, is a 35% member of Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company that is currently constructing a liquified natural gas (LNG) peak-demand facility in North Carolina with peaking service scheduled to be available during the winter of 1999-2000. Storage capacity will be four billion cubic feet with vaporization capability of 400 million cubic feet per day. The Company has subscribed to one-half of this capacity. Pine Needle has made arrangements to finance the construction through construction loans, with permanent financing at the end of the construction period. A portion of this permanent financing will include an estimated equity contribution of $18,700,000 by Piedmont Interstate.

         The Company has developed plans to address the exposures related to the impact on its computer systems of the Year 2000, including plans to address modifications to and replacements of key financial and operational systems required by December 31, 1999. The financial impact of making the required changes is not expected to be material to financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements and schedules required by this Item are listed in Item 14(a)1 and 2 in Part IV of this report.

CONSOLIDATED BALANCE SHEETS
October 31, 1997 and 1996

ASSETS

                                                     1997         1996
                                                  ----------   ----------
                                                       (in thousands)
Utility Plant:
  Utility plant in service                        $1,224,001   $1,141,535
    Less accumulated depreciation                    342,418      306,419
                                                  ----------   ----------
      Utility plant in service, net                  881,583      835,116
  Construction work in progress                       32,771       26,913
                                                  ----------   ----------
      Total utility plant, net                       914,354      862,029
                                                  ----------   ----------

Other Physical Property, at cost (net of
  accumulated depreciation of $15,947,000 in 1997
  and $14,569,000 in 1996)                            27,382       27,072
                                                  ----------   ----------

Current Assets:
  Cash and cash equivalents                            5,210        4,994
  Restricted cash                                     21,385       20,481
  Receivables (less allowance for doubtful
    accounts of $2,027,000 in 1997 and
    $1,960,000 in 1996)                               32,367       32,378
  Inventories:
    Gas in storage                                    47,676       50,065
    Materials, supplies and merchandise                6,781        7,451
  Deferred cost of gas                                 7,327        6,796
  Refundable income taxes                              7,115       31,949
  Other                                                4,295        3,873
                                                  ----------   ----------
      Total current assets                           132,156      157,987
                                                  ----------   ----------

Deferred Charges and Other Assets:
  Unamortized debt expense (amortized
    over life of related debt on a
    straight-line basis)                               2,759        3,033
  Other                                               21,505       16,965
                                                  ----------   ----------
      Total deferred charges and other assets         24,264       19,998
                                                  ----------   ----------

        Total                                     $1,098,156   $1,067,086
                                                  ==========   ==========


See notes to consolidated financial statements.

CAPITALIZATION AND LIABILITIES                              1997        1996
                                                         ----------  ----------
                                                             (in thousands)
Capitalization:
   Stockholders' equity:
       Cumulative preferred stock - no par
          value - 175,000 shares authorized              $        -  $        -
       Common stock - no par value - 100,000,000
          shares authorized; outstanding, 30,193,014
          shares in 1997 and 29,548,868 shares in 1996      262,576     246,907
       Retained earnings                                    157,250     139,184
                                                         ----------  ----------
          Total stockholders' equity                        419,826     386,091
   Long-term debt                                           381,000     391,000
                                                         ----------  ----------
          Total capitalization                              800,826     777,091
                                                         ----------  ----------

Current Liabilities:
   Current maturities of long-term debt and sinking
       fund requirements                                     10,000      10,000
   Notes payable                                             25,000      39,000
   Accounts payable                                          65,103      60,150
   Customers' deposits                                        6,629       6,114
   Deferred income taxes                                     10,276      17,727
   Taxes accrued                                             11,041       9,940
   Refunds due customers                                     15,097          68
   Other                                                     12,383      10,656
                                                         ----------  ----------
          Total current liabilities                         155,529     153,655
                                                         ----------  ----------

Deferred Credits and Other Liabilities:
   Unamortized federal investment tax credits                 8,381       8,939
   Accumulated deferred income taxes                        105,249      93,812
   Other                                                     28,171      33,589
                                                         ----------  ----------
          Total deferred credits and other liabilities      141,801     136,340
                                                         ----------  ----------

          Total                                          $1,098,156  $1,067,086
                                                         ==========  ==========



See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME
For the Years Ended October 31, 1997, 1996 and 1995

                                           1997           1996            1995
                                         --------       --------        --------
                                         (in thousands except per share amounts)
Operating Revenues                       $775,517       $685,055        $505,223
Cost of Gas                               460,665        394,133         247,567
                                         --------       --------        --------

Margin                                    314,852        290,922         257,656
                                         --------       --------        --------

Other Operating Expenses:
   Operations                             110,689        105,822          94,088
   Maintenance                             16,160         15,776          16,409
   Depreciation                            39,187         36,039          31,944
   Income taxes                            31,948         27,609          22,511
   General taxes                           32,882         31,047          27,392
                                         --------       --------        --------

      Total other operating expenses      230,866        216,293         192,344
                                         --------       --------        --------

Operating Income                           83,986         74,629          65,312
                                         --------       --------        --------

Other Income:
   Non-utility activities, net of
      income taxes                          2,813          4,376           3,785
   Other income, net of income taxes        1,271            624             691
                                         --------       --------        --------

      Total other income                    4,084          5,000           4,476
                                         --------       --------        --------

Income Before Utility Interest Charges     88,070         79,629          69,788
                                         --------       --------        --------

Utility Interest Charges:
   Interest on long-term debt              32,429         30,120          26,354
   Allowance for borrowed funds used
      during construction (credit)           (712)          (783)         (1,095)
   Other interest                           2,279          1,730           4,219
                                         --------       --------        --------

      Total utility interest charges       33,996         31,067          29,478
                                         --------       --------        --------

Net Income                               $ 54,074       $ 48,562        $ 40,310
                                         ========       ========        ========

Average Shares of Common
   Stock Outstanding                       29,883         29,161          27,890

Earnings Per Share of Common Stock          $1.81          $1.67           $1.45



See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Years Ended October 31, 1997, 1996 and 1995

                                                   1997       1996       1995
                                                  -------    -------    -------
                                                         (in thousands)
Cash Flows from Operating Activities:
  Net income                                      $54,074    $48,562    $40,310
                                                  -------    -------    -------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
        Depreciation and amortization              43,441     40,107     35,712
        Deferred income taxes                       3,983     13,053     15,014
        Amortization of investment
           tax credits                               (558)      (558)      (558)
        Allowance for funds used during
           construction                            (1,418)    (1,419)    (1,690)
        Changes in assets and liabilities:
           Restricted cash                           (904)    (2,533)    (2,987)
           Receivables                                 11    (11,260)     1,479
           Inventories                              3,059    (10,061)     4,671
           Other assets, net                       19,269    (18,053)   (11,841)
           Accounts payable                         4,953     21,847      2,399
           Refunds due customers                   15,029    (22,221)       165
           Other liabilities, net                  (1,484)     1,460      8,211
                                                  -------    -------   --------
                  Total adjustments                85,381     10,362     50,575
                                                  -------    -------   --------

Net cash provided by operating activities         139,455     58,924     90,885
                                                  -------    -------   --------

Cash Flows from Investing Activities:
  Utility construction expenditures               (92,057)   (96,759)   (99,180)
  Other                                            (1,594)    (2,876)    (3,311)
                                                  -------    -------   --------

Net cash used in investing activities             (93,651)   (99,635)  (102,491)
                                                  -------    -------   --------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net          (14,000)    25,500    (50,000)
  Proceeds from issuance of
    long-term debt                                      -     40,000     55,000
  Retirement of long-term debt                    (10,000)    (7,000)    (5,000)
  Sale of common stock, net of expenses                 -          -     33,023
  Issuance of common stock through
    dividend reinvestment and
    employee stock plans                           14,420     14,787      8,435
  Dividends paid                                  (36,008)   (33,393)   (30,564)
                                                  -------    -------   --------

Net cash provided by (used in)
    financing activities                          (45,588)    39,894     10,894
                                                  -------    -------   --------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                    216       (817)      (712)
Cash and Cash Equivalents at
  Beginning of Year                                 4,994      5,811      6,523
                                                  -------    -------   --------
Cash and Cash Equivalents at End of Year          $ 5,210    $ 4,994   $  5,811
                                                  =======    =======   ========

Cash Paid During the Year for:
  Interest                                        $33,324    $31,435    $27,310
  Income taxes                                    $34,636    $52,087    $30,087

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
For the Years Ended October 31, 1997, 1996 and 1995


                                                1997        1996        1995
                                              --------    --------    --------
                                                       (in thousands)
Balance at Beginning of Year                  $139,184    $124,015    $114,400
Net Income                                      54,074      48,562      40,310
                                              --------    --------    --------
    Total                                      193,258     172,577     154,710
                                              --------    --------    --------
Deduct:
    Dividends declared on common
        stock ($1.205 a share in 1997,
        $1.145 in 1996 and $1.085 in 1995)      36,008      33,393      30,564
    Capital stock expense                            -           -         131
                                              --------    --------    --------
        Total                                   36,008      33,393      30,695
                                              --------    --------    --------

Balance at End of Year                        $157,250    $139,184    $124,015
                                              ========    ========    ========





See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

A. Operations and Principles of Consolidation.

         Piedmont Natural Gas Company, Inc. (the Company), an investor-owned public utility, is primarily engaged in the sale and transportation of natural gas to residential, commercial and industrial customers in the Piedmont region of North Carolina and South Carolina and the metropolitan Nashville, Tennessee, area. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation where appropriate.

B. Utility Plant and Depreciation.

         Utility plant is stated at original cost, including direct labor and materials, allocable overheads and an allowance for borrowed and equity funds used during construction (AFUDC). The weighted average accrual rate for AFUDC was 9.46% for 1997, 9.39% for 1996 and 9.47% for 1995. The portion of AFUDC attributable to equity funds is included in other income, and the portion attributable to borrowed funds is shown as a reduction of utility interest charges. The costs of property retired are removed from utility plant and such costs, including removal costs net of salvage, are charged to accumulated depreciation.

         Depreciation expense is computed using the straight-line method applied to average depreciable costs. The ratio of depreciation provisions to average depreciable property balances was 3.41% for 1997, 3.40% for 1996 and 3.29% for 1995.

         In accordance with the Company's operations procedures, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These reviews did not result in a material effect on the results of operations or financial condition.

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

G. Earnings Per Share.

         Earnings per share are computed based on the weighted average number of shares of Common Stock outstanding during each year. Effective January 31, 1998, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (FAS 128). Adoption of FAS 128 will require the Company to present a diluted earnings per share amount which currently is only impacted by shares issuable under the Long-Term Incentive Plan. The Company does not expect the adoption of FAS 128 to have a material effect on earnings per share.

H. Rate-Regulated Basis of Accounting

         SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying FAS 71, the Company has capitalized certain costs and benefits as regulatory assets and liabilities, respectively, pursuant to orders of the state utility regulatory commissions, either in general rate proceedings or expense deferral proceedings, in order to provide for recovery of or refunds to utility customers in future periods.

         The Company monitors the regulatory and competitive environment in which it operates to determine that its regulatory assets continue to be probable of recovery. If the Company, at some point in the future, determines that all or a portion of these regulatory assets no longer meet the criteria for continued application of FAS 71, then the Company would be required to write off that portion which it could not recover.

         The amounts recorded as regulatory assets and liabilities in the consolidated balance sheets at October 31, 1997 and 1996, are shown in the table below.

                                                  1997                   1996
                                                -------                 ------
                                                         (in thousands)
Regulatory Assets
Unamortized debt expense                        $ 2,759                 $3,033
Environmental                                     6,916                  4,184
Pipeline transition costs                         3,578                      -
Other                                             2,486                    773
                                                -------                 ------
  Total                                         $15,739                 $7,990
                                                =======                 ======

Regulatory Liabilities
Refunds due customers                           $15,097                 $   68
Excess deferred taxes                            13,327                 13,272
Deferred incentive plan                             563                     55
Pipeline transition costs                             -                  2,171
                                                -------                -------
  Total                                         $28,987                $15,566
                                                =======                =======

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

L. Reclassifications.

         Certain financial statement items for 1996 and 1995 have been reclassified to conform with the 1997 presentation.


2. Regulatory Matters

         The Company's utility operations are subject to regulation by the North Carolina Utilities Commission (NCUC) and the Tennessee Regulatory Authority
(TRA) as to the issuance of securities, and by those commissions and by the Public Service Commission of South Carolina (PSCSC) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation.

     The Company has been operating in an unbundled environment with all of its interstate pipelines for several years under Federal Energy Regulatory Commission (FERC) Order 636. In the Company's opinion, present rules and regulations of the NCUC, the PSCSC and the TRA permit the pass through to customers of interstate pipeline capacity and storage service costs and similar costs that may be incurred under Order 636. Through 1997, the Company has recovered substantially all such costs through purchased gas adjustment procedures.

     In 1996, the NCUC ordered the establishment of an expansion fund for the Company and approved initial funding to enable the extension of natural gas service into unserved areas of the state. The North Carolina State Treasurer currently holds approximately $17,912,000 as of its last report for credit to the Company's expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash. The use of such funds will be at the discretion of the NCUC as individual project applications for unserved areas are filed by the Company and approved by the NCUC. As of October 31, 1997, no funds had been used for expansion.

     In 1994, the Company filed a petition with the NCUC for a certificate of public convenience and necessity to serve four counties in North Carolina not presently receiving natural gas service. The Company requested permission to use expansion funds to offset a portion of the cost of construction in the four counties. Another company also filed an application to serve the four counties; however, this company did not request permission to use expansion funds. In January 1996, the NCUC granted a final certificate to the competing applicant. The Company appealed that order to the Supreme Court of North Carolina in November 1996, and in July 1997, the Court ruled to uphold the decision of the NCUC awarding the franchise to the competing applicant.

     In November 1995, the PSCSC issued an order permitting the Company to increase its rates in South Carolina, effective November 7, 1995, by $7,800,000 annually. The Consumer Advocate for the State of South Carolina appealed the order to the Circuit Court of Richland County, South Carolina. The Court dismissed the appeal and affirmed the PSCSC's original order in its entirety in May 1997. In August 1997, the Consumer Advocate filed an appeal with the Supreme Court of South Carolina. The outcome of this appeal cannot be determined at this time.

     In December 1996, the TRA issued an order in a general rate case proceeding permitting the Company to increase its margin in Tennessee, effective January 1, 1997, by $4,400,000 annually. The TRA's decision was confirmed by a written decision in February 1997. The Tennessee Consumer Advocate filed several pleadings with the TRA arguing, among other things, that the Company was not entitled to recover the increased rates prior to the date of the TRA's February Order. All parties in this proceeding, including the Company, petitioned the TRA to reconsider its February Order. In June 1997, the TRA issued an order denying all motions and upholding its previous orders. In August 1997, the Consumer Advocate petitioned the Court of Appeals for a review of the TRA's orders. The outcome of this proceeding cannot be determined at this time.


3. Long-Term Debt

     Long-term debt at October 31, 1997 and 1996, is summarized as follows:

                                               1997                     1996
                                            --------                  --------
                                                       (in thousands)
Senior Notes:
   9.19%, due 2001                          $ 30,000                  $ 30,000
  10.02%, due 2003                            24,000                    28,000
  10.06%, due 2004                            14,000                    16,000
  10.11%, due 2004                            28,000                    32,000
   9.44%, due 2006                            35,000                    35,000
   8.51%, due 2017                            35,000                    35,000
Medium-Term Notes:
   6.23%, due 2003                            45,000                    45,000
   6.87%, due 2023                            45,000                    45,000
   8.45%, due 2024                            40,000                    40,000
   7.40%, due 2025                            55,000                    55,000
   7.50%, due 2026                            40,000                    40,000
                                            --------                  --------
     Total                                   391,000                   401,000
Less current maturities                       10,000                    10,000
                                            --------                  --------
     Total                                  $381,000                  $391,000
                                            ========                  ========

     Annual sinking fund requirements and maturities through 2002 are $10,000,000 in 1998 through 2000, $40,000,000 in 2001 and $10,000,000 in 2002.

     The Company's articles of incorporation and note agreements under which long-term debt was issued contain provisions which restrict the amount of cash dividends that may be paid on Common

Stock. At October 31, 1997, all of the Company's retained earnings was free of such restrictions.


4. Capital Stock

     The changes in Common Stock for the years ended October 31, 1995, 1996 and 1997, are summarized as follows:

                                                      Shares        Amount
                                                    ----------     --------
                                                                (in thousands)
Balance, October 31, 1994                           26,576,543     $187,592
  Public Offering                                    1,725,000       33,154
  Issue to Participants in the Employee
     Stock Purchase Plan (SPP)                          29,133          523
  Issue to the Dividend Reinvestment and
     Stock Purchase Plan (DRIP)                        409,860        7,912
  Issue to Participants in the
     Long-Term Incentive Plan (LTIP)                    94,468        1,783
                                                    ----------     --------
Balance, October 31, 1995                           28,835,004      230,964
  Issue to SPP                                          27,713          577
  Issue to DRIP                                        635,046       14,210
  Issue to LTIP                                         51,105        1,156
                                                    ----------     --------
Balance, October 31, 1996                           29,548,868      246,907
  Issue to SPP                                          24,948          555
  Issue to DRIP                                        568,482       13,865
  Issue to LTIP                                         50,716        1,249
                                                    ----------     --------
Balance, October 31, 1997                           30,193,014     $262,576
                                                    ==========     ========

     At October 31, 1997, 2,371,802 shares of Common Stock were reserved for issuance as follows:

          SPP                                          245,628
          DRIP                                       1,071,913
          LTIP                                       1,054,261
                                                     ---------
            Total                                    2,371,802
                                                     =========


5. Financial Instruments and Related Fair Value

     The Company has committed bank lines of credit totaling $75,000,000 to finance current cash requirements. Additional uncommitted lines are also available on an as needed, if available, basis. Borrowings under the lines, with maturity dates of less than 90 days, include bankers' acceptances, transactional borrowings and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. At October 31, 1997, the lines of credit were on either a fee basis or compensating balance basis, with average annual balance requirements of $300,000.

     At October 31, 1997, outstanding notes payable consisted of $15,000,000 in bankers' acceptances and $10,000,000 in overnight cost-plus loans. The weighted average interest rate on such borrowings was 5.83%.

     The Company's principal business activity is the sale and transportation of natural gas to customers located in North Carolina, South Carolina and Tennessee. At October 31, 1997, gas receivables totaled $23,684,000 and other receivables totaled $10,710,000. The uncollected balance of installment receivables transferred with recourse was $23,184,000 and $26,584,000 at October 31, 1997 and 1996, respectively. The Company has provided an adequate allowance for any receivables which may not be ultimately collected, including the receivables transferred with recourse.

     Effective January 1, 1998, the Company will adopt SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FAS 125). The Company does not expect the adoption of FAS 125 to have a material effect on financial position or results of operations.

     The carrying amounts in the consolidated balance sheets of cash and cash equivalents, restricted cash, receivables, notes payable and accounts payable approximate their fair values due to the short-term maturities of these financial instruments. Based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings, the estimated fair values of long-term debt at October 31, 1997 and 1996, including current portion, are as follows:

                           1997                    1996
                     -----------------       -----------------
                     Carrying    Fair        Carrying    Fair
                      Amount     Value        Amount     Value
                     --------   ------       --------   ------
                                  (in thousands)
Long-term debt       $391,000   $425,148     $401,000    $442,116


     The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair values. The fair value amounts are not intended to reflect principal amounts that the Company will ultimately be required to pay.

     The Company engages in minimal derivative products activities, such as exchange traded futures and over-the-counter forward contracts, to manage commodity price and basis risk when appropriate. The hedging activities permit the Company to translate physical market activities into a common pricing index against which transaction values will be measured at the margin. Under internal Company guidelines, limited speculative positions are permitted in the derivatives market or in the form of fixed price gas supply contracts. The Company does not hold or issue derivative financial instruments for trading purposes. The Company's derivative products activity is not material to financial position or results of operations.


6. Employee Benefit Plans

     The Company has a defined-benefit pension plan for the benefit of substantially all full-time regular employees. Plan benefits are generally based on credited years of service and the level of compensation during the five consecutive years of the last ten years prior to retirement during which the participant received his or her highest compensation. The Company's policy is to fund the plan in an amount not in excess of the amount that is deductible for income tax purposes under applicable federal regulations. Plan assets consist primarily of marketable securities with a minor investment in commercial real estate and cash equivalents.

     The plan is amended from time to time in accordance with changes in tax law. The unrecognized prior service costs, if any, resulting from amendments are amortized over the average remaining service life of active employees.

     A reconciliation of the funded status of the plan to the amounts recognized in the consolidated financial statements at October 31, 1997 and 1996, is presented below:

                                                       1997           1996
                                                    ---------      ---------
                                                        (in thousands)
Actuarial present value of benefit obligations:
     Vested benefit obligation                      $  73,189      $  66,537
                                                    =========      =========
     Accumulated benefit obligation                 $  79,104      $  73,818
                                                    =========      =========
Projected benefit obligation for service
     rendered to date                               $(112,330)     $(106,962)
Plan assets at fair value                             141,540        117,646
                                                    ---------      ---------
Plan assets in excess of projected
     benefit obligation                                29,210         10,684
Unrecognized net gain and effects
     of changes in assumptions                        (39,703)       (23,238)
Unrecognized prior service cost                         3,805          4,222
Unrecognized net obligation at transition                  90            105
                                                    ---------      ---------
        Accrued pension cost                        $  (6,598)     $  (8,227)
                                                    =========      =========

     Net periodic pension cost, excluding trustee fees and other expenses, for the years ended October 31, 1997, 1996 and 1995, includes the following components:

                                                  1997        1996        1995
                                                 ------      ------      ------
                                                           (in thousands)
Service cost                                     $5,146      $5,215      $4,212
Interest cost                                     7,251       6,891       6,704
Return on plan assets                           (24,827)    (17,127)    (19,009)
Net asset gain (loss) deferred                   14,688       7,766      10,544
Other                                               135         432         358
                                                 ------      ------      ------
     Net periodic pension cost                   $2,393      $3,177      $2,809
                                                 ======      ======      ======

Actuarial assumptions used were:
     Weighted average discount rate                6.75%       7.0 %       6.75%
     Rate of increase in future compensation
        levels                                     4.75%       5.0 %       5.0 %
     Expected long-term rate of return             9.5 %       9.5 %       9.5 %


     The Company provides certain postretirement health care and life insurance benefits to substantially all full-time regular employees. As of October 31, 1997, the liability associated with such benefits was funded in irrevocable trust funds which can only be used to pay the benefits.

     A reconciliation of the funded status of the plan to the amounts recognized in the consolidated financial statements at October 31, 1997 and 1996, is presented below:

                                                        1997            1996
                                                      --------        --------
                                                          (in thousands)
Accumulated postretirement benefit obligation:
  Retirees                                            $(13,994)       $(11,129)
  Fully eligible active plan participants               (5,147)         (5,442)
  Other active plan participants                        (2,800)         (2,847)
                                                      --------        --------
      Total                                            (21,941)        (19,418)
Plan assets at fair value                                4,709           3,137
                                                      --------        --------
Accumulated postretirement benefit obligation
     in excess of plan assets                          (17,232)        (16,281)
Unrecognized net gain and effects of
     changes in assumptions                              3,705             852
Unrecognized transition obligation                      14,878          15,808
                                                      --------        --------
     Prepaid postretirement benefit cost              $  1,351        $    379
                                                      ========        ========


     Net periodic postretirement benefit cost for the years ended October 31, 1997, 1996 and 1995, includes the following components:

                                                   1997     1996     1995
                                                  ------   ------   ------
                                                       (in thousands)
Service cost                                      $  627   $  657   $  578
Interest Cost                                      1,367    1,342    1,405
Return on plan assets                               (377)    (289)    (226)
Amortization of transition obligation                930      930      930
Other                                                 25        -      (24)
                                                  ------   ------   ------
   Net periodic postretirement benefit cost       $2,572   $2,640   $2,663
                                                  ======   ======   ======

Actuarial assumptions used were:
 Weighted average discount rate                      7.0 %   7.25%    7.25%
 Weighted average rate of return
   on plan assets                                    9.5 %   9.5 %    8.0 %
 Average assumed annual rate of salary increase
   for the applicable life insurance plans           4.75%   5.0 %    5.0 %

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the medical plans is 8.5% for 1998, declining gradually to 4.25% in 2005 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point increase in this rate would increase the accumulated postretirement benefit obligation at October 31, 1997, by $1,237,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $82,000.

     The Company maintains salary investment plans which are profit sharing plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Tax Code), which include qualified cash or deferred arrangements under Tax Code
Section 401(k). Employees who have completed six months of service are eligible to participate. Participants are permitted to defer a portion of their base salary to the plans, with the Company matching a portion of the participants' contributions. All contributions vest immediately. For the years ended October 31, 1997, 1996 and 1995, the Company contributed $2,172,000, $2,173,000 and
$1,932,000, respectively, to the plans.

7. Income Taxes

         The components of income tax expense for the years ended October 31, 1997, 1996 and 1995, are as follows:

                                                1997                           1996                            1995
                                                ----                           ----                            ----
                                        Federal       State           Federal         State            Federal      State
                                        -------       ------          -------         ------           -------      ------
                                                                          (in thousands)
Income taxes charged to operations:
 Current                                $24,074       $5,311          $11,966         $3,215           $ 6,809      $1,886
 Deferred                                 2,696          425           11,224          1,762            12,176       2,198
 Amortization of
  investment tax
  credits                                  (558)           -             (558)             -              (558)          -
                                        -------       ------          -------         ------           -------      ------
    Total                                26,212        5,736           22,632          4,977            18,427       4,084
                                        -------       ------          -------         ------           -------      ------
Income taxes charged to other income:
 Current                                  2,101         (261)           2,683            568             1,937         353
 Deferred                                   127          735               52             16               485         155
                                        -------       ------          -------         ------           -------      ------
    Total                                 2,228          474            2,735            584             2,422         508
                                        -------       ------          -------         ------           -------      ------
Total income tax expense                $28,440       $6,210          $25,367         $5,561           $20,849      $4,592
                                        =======       ======          =======         ======           =======      ======


         A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 1997, 1996 and 1995, is as follows:

                                               1997        1996        1995
                                             -------     -------     -------
                                                     (in thousands)
Federal taxes at 35%                         $31,054     $27,822     $23,013
State income taxes, net of
 federal benefit                               4,037       3,614       2,987
Amortization of investment tax credits          (558)       (558)       (558)
Other, net                                       117          50          (1)
                                             -------     -------     -------
Total income tax expense                     $34,650     $30,928     $25,441
                                             =======     =======     =======

     At October 31, 1997 and 1996, deferred income taxes consisted of the following temporary differences:

                                                        1997        1996
                                                      --------    --------
                                                          (in thousands)
Excess of tax over book depreciation and tax and
 book asset basis differences                         $110,746    $101,797
Revenues and cost of gas                                14,384      21,609
Long-term incentive plan                                (4,027)     (3,176)
Regulatory liability related to SFAS No. 109            (4,622)     (4,608)
Pension expense                                            800      (3,388)
Alternative minimum tax                                      -        (558)
Other, net                                              (1,756)       (137)
                                                      --------    --------
     Net deferred income taxes                        $115,525    $111,539
                                                      ========    ========

     Total deferred income tax liabilities were $132,808,000 and $130,536,000 and total deferred income tax assets were $17,283,000 and $18,997,000 at October 31, 1997 and 1996, respectively.


8. Subsidiary and Non-Utility Activities

     Piedmont Energy Company, a wholly owned subsidiary of the Company, is a 51% member of Resource Energy Services Company, L.L.C. (Resource Energy), a North Carolina limited liability company. Resource Energy offers natural gas acquisition, transportation and storage services to industrial users and other utilities in the southeast, mid-Atlantic and midwest regions of the United States. If such customers are on the Company's distribution system, revenues for transporting this gas are included in utility operating revenues.

     Piedmont Intrastate Pipeline Company, a wholly owned subsidiary of the Company, is a 36% member of Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company that owns and operates a natural gas pipeline from a connection with an interstate pipeline to facilities owned by the Company and facilities owned by another utility company, also a member. Because the investment in Cardinal is treated as utility assets for ratemaking purposes, the Company includes its share of the assets and operations of Cardinal in utility operations.

     Piedmont Interstate Pipeline Company (Piedmont Interstate), a wholly owned subsidiary of the Company, is a 35% member of Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company that is currently constructing a liquified natural gas (LNG) peak-demand facility in North Carolina with the peaking service scheduled to be available during the winter of 1999-2000. Storage capacity will be four billion cubic feet with vaporization capability of 400 million cubic feet per day. The Company has subscribed to one-half of this capacity. Pine Needle has made arrangements to finance the construction through construction loans, with permanent financing at the end of the construction period. A portion of this permanent financing will include an estimated equity contribution of $18,700,000 by Piedmont Interstate.

     Piedmont Propane Company, a wholly owned subsidiary of the Company, markets propane and propane appliances to residential, commercial and industrial customers within and adjacent to the Company's three-state natural gas service area.

     Operating revenues shown in the consolidated financial statements represent revenues from utility operations only. Non-utility revenues as a percentage of total revenues, including utility operations, were 5% in 1997, 7% in 1996 and 8% in 1995.

No single non-utility activity accounted for greater than 6% of total revenues in any year. Income from non-utility activities as a percentage of total net income was 5% in 1997 and 9% in 1996 and 1995. No single non-utility activity accounted for more than 6% of net income in any year.


9. Environmental Matters

     The Company has owned, leased or operated manufactured gas plant (MGP) facilities at 12 sites in its three-state service area, nine of which involve other parties who either owned the property or operated the facilities. In October 1997, the Company entered into a settlement with one of the third parties pursuant to which the Company paid the third party $5,250,000. The third party assumed responsibility for all costs of investigation, monitoring, assessment, evaluation, removal, remedy or remedial action (Response Costs) incurred at the nine MGP sites and indemnified the Company from any and all actions, causes of action, claims and demands arising out of or relating to such Response Costs. The settlement does not cover any third party claims for personal injury, death, property damage, diminution of property value or natural resources. No such claims are pending or, to the knowledge of the Company, threatened.

     The Company is authorized by its three state regulatory commissions to utilize deferral accounting, or the creation of a regulatory asset, for expenditures made in connection with environmental matters. The Company had previously established an environmental liability and associated regulatory asset of $4,000,000 for future environmental costs. In October 1997, the Company increased the regulatory asset to $6,610,000 and decreased the environmental liability to $1,360,000 to account for the settlement relating to the nine sites. In addition, as of October 31, 1997, the regulatory asset includes $306,000, net of recoveries from customers, for other environmental costs, primarily legal fees and engineering assessments.

     The estimate of the regulatory asset and environmental liability on the remaining three sites, included in the amounts above, is based on a generic MGP site study. Site-specific evaluations have not been performed. Resolution of these matters and further evaluations of the sites could significantly affect recorded amounts; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on financial position or results of operations.

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

INDEPENDENT AUDITORS' REPORT

Piedmont Natural Gas Company, Inc.

     We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the Company) as of October 31, 1997 and 1996, and the related statements of consolidated income, retained earnings and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the supplemental consolidated financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 19, 1997

QUARTERLY FINANCIAL DATA

         Quarterly financial data for 1997 and 1996 is summarized as follows:

                                                                                                              Earnings
                                Operating                                Operating            Net           Per Share of
                                Revenues               Margin              Income           Income          Common Stock
                                ---------             --------           ---------          -------         ------------
                                                   (in thousands except per share amounts)
1997
January 31                      $312,533              $118,370             $43,387          $37,312           $1.26
April 30                        $259,306              $109,119             $39,623          $32,274           $1.08
July 31                         $103,997              $ 47,143             $ 3,692          $(5,777)          $(.19)
October 31                      $ 99,681              $ 40,220             $(2,716)         $(9,735)          $(.32)

1996
January 31                      $239,160              $106,453             $38,904          $34,098           $1.18
April 30                        $259,472              $105,395             $37,887          $32,451           $1.12
July 31                         $ 95,744              $ 40,186             $    79          $(8,326)          $(.28)
October 31                      $ 90,679              $ 38,888             $(2,241)         $(9,661)          $(.33)


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Information required under this item with respect to directors is contained in the Company's proxy statement filed with the Securities and Exchange Commission (SEC) on or about January 15, 1998, and is incorporated herein by reference.

         The names, ages and positions of all of the executive officers of the Company as of October 31, 1997, are listed below along with their business experience during the past five years.

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

                                                  Business Experience
Name, Age and Position                            During Past Five Years
----------------------                            ----------------------

John H. Maxheim, 63                               Elected in 1984.
Chairman of the Board, President
  and Chief Executive Officer

Ware F. Schiefer, 59                              Elected in 1995.
Executive Vice President                          Prior to his election, he
                                                  was Senior Vice
                                                  President-Marketing and
                                                  Gas Supply.

David J. Dzuricky, 46                             Elected in 1995.
Senior Vice President-Finance                     From 1993 until his
                                                  election, he was Vice
                                                  President and Treasurer
                                                  of Consolidated Natural
                                                  Gas Company, Pittsburgh,
                                                  Pennsylvania. From 1992
                                                  to 1993, he was Vice
                                                  President and Treasurer
                                                  of Virginia Natural Gas
                                                  Company, Norfolk,
                                                  Virginia.

Ray B. Killough, 49                               Elected in 1993.  Prior
Senior Vice President-Operations                  to his election, he was
                                                  Vice President-
                                                  Engineering.

Thomas E. Skains, 41                              Elected in 1995.
Senior Vice President-Gas Supply                  Prior to his election, he
  and Services                                    was Senior Vice
                                                  President, Transportation
                                                  and Customer Services, of
                                                  Transcontinental Gas Pipe
                                                  Line Corporation,
                                                  Houston, Texas.

Ted C. Coble, 54                                  Elected in 1982.
Vice President and Treasurer, and
  Assistant Secretary

Stephen D. Conner, 49                             Elected in 1990.
Vice President-Corporate
  Communications

J. William Denny, 62                              Elected in 1985.
Vice President-Nashville Division

Charles W. Fleenor, 47                            Elected in 1987.
Vice President-Gas Services

Paul C. Gibson, 58                                Elected in 1986.
Vice President-Rates

Barry L. Guy, 53                                  Elected in 1986.
Vice President and Controller

Donald F. Harrow, 42                              Elected in 1992.
Vice President-Governmental Relations

Dale C. Hewitt, 52                                Elected in 1993.  Prior
Vice President-North Carolina                     to his election, he was
  Operations                                      District Manager of the
                                                  Company's Greensboro, North
                                                  Carolina, operations.

Richard A. Linville, 50                           Elected in August 1997.
Vice President-Human Resources                    Prior to his election, he
                                                  was Vice President-Human
                                                  Resources of Harriet and
                                                  Henderson Yarns, Inc.,
                                                  Henderson, North Carolina.

Kevin M. O'Hara, 39                               Elected in 1993.  Prior to
Vice President-Corporate Planning                 his election, he was
                                                  Director-Information
                                                  Services Plans and
                                                  Controls.

William R. Pritchard, Jr., 54                     Elected in 1986.
Vice President-Information
  Services

Martin C. Ruegsegger, 47                          Elected in February 1997.
Vice President, Corporate Counsel                 From 1993 to his election,
  and Secretary                                   he was Corporate Secretary.
                                                  Prior to 1993, he was
                                                  General Counsel for Bell
                                                  South Business Systems,
                                                  Inc., and Bell South
                                                  Communications, Inc.,
                                                  Atlanta, Georgia.

David L. Trusty, 40                               Elected in August 1997,
Vice President-Marketing                          effective November 1997.
                                                  Prior to his election, he was
                                                  Vice President-Marketing
                                                  of the Nashville Division.

Ranelle Q. Warfield, 40                           Elected in August 1997,
Vice President-Customer Services                  effective November 1997.
                                                  From 1993 to her election,
                                                  she was Director-Marketing.
                                                  Prior to 1993, she was
                                                  Director-Residential Sales.

Bartlett C. Winkler, 61                           Elected in August 1997,
Vice President-Piedmont Propane                   effective November 1997.
                                                  Prior to his election, he was
                                                  Vice President-Marketing.

 William D. Workman, III, 57                      Elected in 1993.
 Vice President-South Carolina                    Prior to his election, he
    Operations                                    was Senior Director for
                                                  Facilities and Civic
                                                  Affairs of Fluor Daniel,
                                                  Inc., Greenville, South
                                                  Carolina.


Item 11.  Executive Compensation

         Information required under this item is contained in the Company's proxy statement filed with the SEC on or about January 15, 1998, and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

    (a)  Security Ownership of Certain Beneficial Owners

         Information with respect to security ownership of certain beneficial owners is contained in the Company's proxy statement filed with the SEC on or about January 15, 1998, and is incorporated herein by reference.

    (b)  Security Ownership of Management

         Information with respect to security ownership of directors and officers is contained in the Company's proxy statement filed with the SEC on or about January 15, 1998, and is incorporated herein by reference.

    (c)  Changes in Control

         The Company knows of no arrangements or pledges which may result in a change in control.


Item 13.  Certain Relationships and Related Transactions

         Information with respect to certain transactions with directors is contained in the Company's proxy statement filed with the SEC on or about January 15, 1998, and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)    1.        FINANCIAL STATEMENTS

             The following consolidated financial statements of the Company and its subsidiaries and the related independent auditors' report for the year ended October 31, 1997, are included in Item 8 of this report as follows:

                                                                      Page
                                                                      ----
      Consolidated Balance Sheets - October 31, 1997 and 1996          18
      Statements of Consolidated Income - Years Ended
         October 31, 1997, 1996 and 1995                               20
      Statements of Consolidated Cash Flows - Years Ended
         October 31, 1997, 1996 and 1995                               21
      Statements of Consolidated Retained Earnings - Years
         Ended October 31, 1997, 1996 and 1995                         22
      Notes to Consolidated Financial Statements                       23
      Management's Responsibility for Financial Reporting              36
      Independent Auditors' Report                                     37

      (a)    2.        SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                      Page
                                                                      ----
      II  Valuation and Qualifying Accounts                            53

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

             3.2 Copy of By-Laws of the Company as amended (Exhibit No. 2, Registration Statement on Form 8-B, dated March 2, 1994).

             3.3 Articles of Amendment of the Company (Exhibit No. 3, Amendment to Form 10-Q for the period ended April 30,
                       1997).

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

           4.11 Copy of Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996 (Exhibit 4.11, Form 10-K for the fiscal year ended October 31, 1996).

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

          10.8 Copy of Service Agreement (5,900 Mcf per day) (Contract No. 4995), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31,
                       1991).

          10.9 Copy of Service Agreement under Rate Schedule WSS (69,701 dekatherms per day) (Contract No. 26419-001), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.10, Form 10-K for the fiscal year ended October 31,1995).

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

          10.23 Copy of FTS 1 Service Agreement (23,455 Dt per day)(Contract No. 43461), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company. (Exhibit 10.23, Form 10-K for the fiscal year ended October 31, 1996).

          10.24 Copy of Letter of Agreement of Amendment No. 1 to Gas Storage Service Agreement (50,798 Mcf maximum storage withdrawal per day) (Contract No. 6815), dated July 1, 1995, between the Company and Tennessee Gas Pipeline Company. (Exhibit 10.24, Form 10-K for the fiscal year ended October 31, 1996).

          10.25 Copy of Letter of Agreement of Amendment No. 1 to Gas Storage Service Agreement (6,190 Mcf maximum storage withdrawal per day) (Contract No. 2400), dated July 1, 1995, between the Company and Tennessee Gas Pipeline Company. (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1996).

          10.26 Copy of Firm Transportation Agreement (FT/NT), dated September 22, 1995, between the Company and Texas Gas Transmission Corporation. (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1996).

          10.27 Copy of Service Agreement Applicable to Transportation of Natural Gas Under Rate Schedule FT (X-74 Assignment) (12,875 Dt per day), dated October 18, 1995, between the Company and CNG Transmission Corporation. (Exhibit 10.27, Form 10-K for the fiscal year ended October 31,
                       1996).

          10.28 Copy of FT Service Agreement #01632 (24,995 Dt per day, NIPPS), dated October 18, 1995, between the Company and National Fuel Gas Supply Corporation. (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1996).

          10.29 Copy of Service Agreement (Southern Expansion, FT 53,000 Mcf per day peak winter months, 47,700 Mcf per day shoulder winter months) (Contract No. 0.4189), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation. (Exhibit 10.29, Form 10-K for the fiscal year ended October 31,
                       1996).

          10.30 Copy of Service Agreement (24,140 Mcf per day) (Contract No. 1.1996 NIPPS), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation. (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1996).

          10.31 Copy of Service Agreement (12,785 Mcf per day) (Contract No. 1.1994, FT/NT), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation. (Exhibit 10.31, Form 10-K for the fiscal year ended October 31, 1996).

          10.32 Copy of Rate Schedule GSS Service Agreement, dated May 15, 1996, between the Company and CNG Transmission Corporation. (Exhibit 10.32, Form 10-K for the fiscal year ended October 31, 1996).

          10.33 Copy of Employment Agreement between the Company and David J. Dzuricky, dated May 31, 1996. (Exhibit 10.33, Form 10-K for the fiscal year ended October 31, 1996).

          10.34        Copy of Employment Agreement between the Company and Ray
                       B. Killough, dated May 31, 1996. (Exhibit 10.34, Form 10-K for the fiscal year ended October 31, 1996).

          10.35        Copy of Employment Agreement between the Company and Ware
                       F. Schiefer, dated May 31, 1996. (Exhibit 10.35, Form 10-K for the fiscal year ended October 31, 1996).

          10.36 Copy of Employment Agreement between the Company and Thomas E. Skains, dated May 31, 1996. (Exhibit 10.36, Form 10-K for the fiscal year ended October 31, 1996).

          10.37 Copy of Service Agreement (SE95/96), dated June 25, 1996, between the Company and Transcontinental Gas Pipe Line Corporation. (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1996).

          10.38 Copy of FSS Service Agreement (25,000 dekatherms per day) (Contract No. 49775), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation.

          10.39 Copy of SST Service Agreement (25,000 dekatherms per day peak winter months, 12,500 dekatherms per day shoulder months) (Contract No. 49773), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation.

          12           Computation of Ratio of Earnings to Fixed Charges.

          23           Independent Auditors' Consent.

          27 Financial Data Schedule (for Securities and Exchange Commission use only).

          99           Annual Report on Form 11-K.

      (b)    Reports on Form 8-K

             On October 10, 1997, the Company filed a report on Form 8-K regarding settlement with a third party on certain environmental matters at nine manufactured gas plant sites.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PIEDMONT NATURAL GAS COMPANY, INC.
                                ----------------------------------
                                         (Registrant)



Date January 26, 1998           By:  /s/ John H. Maxheim
     ----------------                -------------------
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

     Signature                     Title                           Date
     ---------                     -----                           ----


/s/ John H. Maxheim         Chairman of the Board,           January 26, 1998
---------------------       President and Chief
John H. Maxheim             Executive Officer, and
                            Director


/s/ David J. Dzuricky       Senior Vice President-           January 26, 1998
----------------------      Finance
David J. Dzuricky           (Principal Financial
                            Officer)


/s/ Barry L. Guy            Vice President and               January 26, 1998
---------------------       Controller (Principal
Barry L. Guy                Accounting Officer)

     Signature                    Title                      Date
     ---------                    -----                      ----


/s/ Jerry W. Amos                Director                    January 26, 1998
-----------------------------
Jerry W. Amos


                                 Director                    January 26, 1998
-----------------------------
C. M. Butler III


/s/ Sam J. DiGiovanni            Director                    January 26, 1998
-----------------------------
Sam J. DiGiovanni


/s/ John W. Harris               Director                    January 26, 1998
-----------------------------
John W. Harris


/s/ Muriel W. Helms              Director                    January 26, 1998
-----------------------------
Muriel W. Helms


/s/ John F. McNair III           Director                    January 26, 1998
-----------------------------
John F. McNair III


/s/ Ned R. McWherter             Director                    January 26, 1998
-----------------------------
Ned R. McWherter


/s/ Walter S. Montgomery, Jr.    Director                    January 26, 1998
-----------------------------
Walter S. Montgomery, Jr.


/s/ Donald S. Russell, Jr.       Director                    January 26, 1998
-----------------------------
Donald S. Russell, Jr.


/s/ John E. Simkins, Jr.         Director                    January 26, 1998
-----------------------------
John E. Simkins, Jr.

                                                                     Schedule II

             PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
               For the Years Ended October 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------
               Balance at       Additions                         Balance
               Beginning        Charged to        Deductions      at End
Description    of Period    Costs and Expenses       (A)         of Period
--------------------------------------------------------------------------------
                                 (in thousands)


Allowance for doubtful accounts:

    1997         $1,960             $3,922          $3,855           $2,027

    1996            972              2,846           1,858            1,960

    1995            947              1,805           1,780              972



(A) Uncollectible accounts written off, net of recoveries and adjustments.

                       Piedmont Natural Gas Company, Inc.
                                    Form 10-K
                   For the Fiscal Year Ended October 31, 1997

                                    Exhibits
                                    --------

10.38 Copy of FSS Service Agreement (25,000 dekatherms per day) (Contract No. 49775), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation.

10.39 Copy of SST Service Agreement (25,000 dekatherms per day peak winter months, 12,500 dekatherms per day shoulder months)(Contract No. 49773), dated November 22, 1995 between the Company and Columbia Gas Transmission
               Corporation.

12             Computation of Ratio of Earnings to Fixed Charges.

23             Independent Auditors' Consent.

27 Financial Data Schedule (for Securities and Exchange use only).

99             Annual Report on Form 11-K.