Form 10-Q
period 1998-01-31
PIEDMONT NATURAL GAS CO INC
filed 1998-03-12
CIK 78460

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number 1-6196

                       PIEDMONT NATURAL GAS COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                       56-0556998
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1915 Rexford Road, Charlotte, North Carolina                         28211
--------------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code         704-364-3120
                                                   -----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at March 6, 1998
--------------------------                      ----------------------------
Common Stock, no par value                                30,392,603

================================================================================
                               Page 1 of 12 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

        ----------------------------------------------------------------

                                                               January 31,     October 31,
                                                                  1998            1997
                                                               ----------      ----------
                            ASSETS

Utility Plant, at original cost                                $1,273,184      $1,256,772
  Less accumulated depreciation                                   352,674         342,418
                                                               ----------      ----------
    Utility plant, net                                            920,510         914,354
                                                               ----------      ----------
Other Physical Property (net of accumulated
  depreciation of $16,506 in 1998 and $15,947 in 1997)             27,114          27,382
                                                               ----------      ----------
Current Assets:
  Cash and cash equivalents                                        15,254           5,210
  Restricted cash                                                  21,443          21,385
  Receivables (less allowance for doubtful
    accounts of $2,749 in 1998 and $2,027 in 1997)                115,771          32,367
  Gas in storage                                                   29,457          47,676
  Deferred cost of gas                                             20,451           7,327
  Refundable income taxes                                           7,068           7,115
  Other                                                            10,775          11,076
                                                               ----------      ----------
    Total current assets                                          220,219         132,156
                                                               ----------      ----------
Deferred Charges and Other Assets                                  25,826          24,264
                                                               ----------      ----------
      Total                                                    $1,193,669      $1,098,156
                                                               ==========      ==========

                 CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock                                               $  268,261      $  262,576
    Retained earnings                                             189,261         157,250
                                                               ----------      ----------
      Total common stock equity                                   457,522         419,826
  Long-term debt                                                  381,000         381,000
                                                               ----------      ----------
      Total capitalization                                        838,522         800,826
                                                               ----------      ----------
Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                                      10,000          10,000
  Notes payable                                                    30,000          25,000
  Accounts payable                                                 76,559          65,103
  Deferred income taxes                                            15,144          10,276
  Taxes accrued                                                    27,989          11,041
  Refunds due customers                                            35,933          15,097
  Other                                                            14,429          19,012
                                                               ----------      ----------
    Total current liabilities                                     210,054         155,529
                                                               ----------      ----------
Deferred Credits and Other Liabilities                            145,093         141,801
                                                               ----------      ----------
      Total                                                    $1,193,669      $1,098,156
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

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                   Condensed Statements of Consolidated Income
                     (in thousands except per share amounts)

             -------------------------------------------------------

                                                      Three Months               Twelve Months
                                                          Ended                       Ended
                                                       January 31                  January 31
                                                 ----------------------      ----------------------
                                                   1998          1997          1998          1997
                                                   ----          ----          ----          ----
Operating Revenues                               $313,255      $312,533      $776,239      $758,428
Cost of Gas                                       190,162       194,163       456,664       455,589
                                                 --------      --------      --------      --------
Margin                                            123,093       118,370       319,575       302,839
                                                 --------      --------      --------      --------
Other Operating Expenses:
  Operations                                       25,565        26,974       109,279       107,128
  Maintenance                                       3,372         4,337        15,195        16,552
  Depreciation                                     10,491         9,728        39,950        36,752
  General taxes                                    11,489        11,423        32,949        33,090
  Income taxes                                     25,182        22,521        34,617        30,158
                                                 --------      --------      --------      --------
    Total other operating expenses                 76,099        74,983       231,990       223,680
                                                 --------      --------      --------      --------
Operating Income                                   46,994        43,387        87,585        79,159
Other Income, Net                                   2,525         2,562         4,036         4,347
                                                 --------      --------      --------      --------
Income Before Utility Interest Charges             49,519        45,949        91,621        83,506
Utility Interest Charges                            8,270         8,637        33,610        31,730
                                                 --------      --------      --------      --------
Net Income                                       $ 41,249      $ 37,312      $ 58,011      $ 51,776
                                                 ========      ========      ========      ========

Average Shares of Common Stock Outstanding:
   Basic                                           30,274        29,646        30,041        29,347
   Diluted                                         30,580        29,652        30,332        29,386

Earnings Per Share:
   Basic                                         $   1.36      $   1.26      $   1.93      $   1.76
   Diluted                                       $   1.35      $   1.26      $   1.91      $   1.76

Cash Dividends Declared Per Share
  of Common Stock                                $  0.305      $   0.29      $   1.22      $   1.16


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)

              ----------------------------------------------------

                                                           Three Months                  Twelve Months
                                                              Ended                          Ended
                                                            January 31                    January 31
                                                     -----------------------        -----------------------
                                                       1998           1997            1998           1997
                                                       ----           ----            ----           ----
Cash Flows from Operating Activities:
  Net income                                         $ 41,249       $ 37,312        $ 58,011       $ 51,776
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation, amortization and other              11,539         11,094          44,150         41,187
     Other, net                                         1,922          1,749           9,633          6,860
     Change in operating assets and liabilities       (27,248)        (6,016)         10,984        (25,855)
                                                     --------       --------        --------       --------
  Net cash provided by operating activities            27,462         44,139         122,778         73,968
                                                     --------       --------        --------       --------

Cash Flows from Investing Activities:
  Utility construction expenditures                   (16,558)       (20,939)        (87,677)       (95,089)
  Other                                                  (310)          (136)         (1,768)        (2,420)
                                                     --------       --------        --------       --------
    Net cash used in investing activities             (16,868)       (21,075)        (89,445)       (97,509)
                                                     --------       --------        --------       --------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net                5,000        (13,000)          4,000          6,000
  Issuance of long-term debt                             --             --              --           40,000
  Retirement of long-term debt                           --             --           (10,000)        (7,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans               3,688          3,501          14,608         16,081
  Dividends paid                                       (9,238)        (8,597)        (36,649)       (34,044)
                                                     --------       --------        --------       --------
    Net cash provided by (used in)
      financing activities                               (550)       (18,096)        (28,041)        21,037
                                                     --------       --------        --------       --------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                     10,044          4,968           5,292         (2,504)
Cash and Cash Equivalents at Beginning
  of Period                                             5,210          4,994           9,962         12,466
                                                     --------       --------        --------       --------

Cash and Cash Equivalents at End of Period           $ 15,254       $  9,962        $ 15,254       $  9,962
                                                     ========       ========        ========       ========
Cash Paid During the Period for:
  Interest                                           $ 11,492       $ 10,680          34,136       $ 33,205
  Income taxes                                       $  2,514       $    539        $ 36,612       $ 52,458


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The condensed consolidated financial statements have not been audited by independent auditors. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report.

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at January 31, 1998, and October 31, 1997, and the results of its operations and its cash flows for the three months and twelve months ended January 31, 1998 and 1997.

3. The Company's business is seasonal in nature. The results of operations for the three-month period ended January 31, 1998, are not necessarily indicative of the results to be expected for the full year.

4. Basic earnings per share are computed based on the weighted average number of shares of Common Stock outstanding during each period. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". A reconciliation of basic and diluted earnings per share is presented below:

                                            Three Months             Twelve Months
                                               Ended                    Ended
                                             January 31               January 31
                                        --------------------      --------------------
                                          1998         1997         1998         1997
                                          ----         ----         ----         ----
                                            (in thousands except per share amounts)
Net Income                              $41,249      $37,312      $58,011      $51,776
                                        =======      =======      =======      =======

Average Shares of Common Stock
  Outstanding for Basic Earnings
  Per Share                              30,274       29,646       30,041       29,347

Contingently Issuable Shares Under
  the Long-Term Incentive Plan              306            6          291           39
                                         ------       ------       ------       ------

Average Shares of Dilutive Stock         30,580       29,652       30,332       29,386
                                        =======      =======      =======      =======

Earnings Per Share:
    Basic                               $  1.36      $  1.26      $  1.93      $  1.76
    Diluted                             $  1.35      $  1.26      $  1.91      $  1.76


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

Because of the seasonal nature of the natural gas business, a substantial portion of the annual earnings are realized in the winter period, which is the first six months of the fiscal year. Injections of natural gas into storage occur during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31). Due to this seasonality and the demand for gas during the winter season, inventory of stored gas decreased and receivables increased from October 31, 1997, to January 31, 1998.

The Company has a substantial capital expansion program to sustain its approximately 5% current annual growth in customer base. The capital expansion program is dependent on the continuing ability to generate the necessary funds required for this growth. Utility construction expenditures for the three and twelve months ended January 31, 1998, were $17 million and $89.2 million, respectively, as compared with $21.3 million and $96.7 million, respectively, for similar prior periods.

At January 31, 1998, capitalization consisted of long-term debt of 45% and common equity of 55%.

Results of Operations

Margin for the three months ended January 31, 1998, increased $4.7 million compared with the same period last year due to regulatory-approved changes and increased volumes of gas sold or transported, including secondary market transactions. Delivered volumes of natural gas (system throughput) for the current three-month period increased over the similar prior period by 2.8 million dekatherms, a 6% increase. Volumes from secondary market sales increased over the similar prior period by 5.4 million dekatherms, a 139% increase. Weather for the three months ended January 31, 1998, was 3% warmer than in the similar prior period. The weather normalization adjustment (WNA), in effect from November 1 through March 31, decreased operating revenues by $781,000 for the three months ended January 31, 1998, compared with an increase of $1.7 million for the similar prior period.

Margin for the twelve months ended January 31, 1998, increased $16.7 million compared with the similar prior period due to regulatory-approved changes and increased volumes of gas sold or transported, including secondary market transactions. System throughput for the current twelve months increased over the similar prior period by 2.3 million dekatherms, a 2% increase. Volumes from secondary market sales increased over the similar prior period by 16.4 million dekatherms, a 121% increase. Weather for the twelve months ended January 31, 1998, was 9% warmer than the similar prior period. The WNA increased operating revenues by $8.1 million in the current twelve-month period and decreased operating revenues by $1.3 million in the similar prior period.

The Company's rate schedules include gas cost recovery provisions that permit the recovery of prudently incurred gas costs. Annual prudence reviews are required covering a historical twelve-month period in North Carolina and South Carolina but are not required in Tennessee. Rates in all three states are revised periodically without formal rate proceedings to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are charged or credited to cost of gas and included in refunds due customers in the financial statements.

Operations and maintenance expenses for the three months ended January 31, 1998, decreased from the similar prior period primarily due to decreases in payroll, rental payments and employee benefit costs. Operations and maintenance expenses for the twelve months ended January 31, 1998, increased over the similar prior period primarily due to increases in payroll, outside labor, outside consultants and the provision for uncollectibles. These increases were partially offset by decreases in rents and employee benefit costs.

Depreciation expense for the three months and twelve months ended January 31, 1998, increased over similar prior periods due to the growth of plant in service.

General taxes for the three months ended January 31, 1998, increased less than 1% over the similar prior period primarily due to increases in franchise taxes offset by decreases in gross receipts taxes. General taxes for the twelve months ended January 31, 1998, decreased less than 1% from the similar prior period due to decreases in gross receipts taxes and payroll taxes offset by increases in franchise taxes and property taxes.

Other income for the three months and twelve months ended January 31, 1998, decreased from similar prior periods primarily due to decreases in earnings from propane operations which were partially offset by increases in earnings from jobbing activities. The decrease in the current twelve-month period also included decreases in earnings from energy marketing services which were offset by increases in interest income and income from the performance incentive plan in Tennessee.

Utility interest charges for the three months ended January 31, 1998, decreased from the similar prior period primarily due to decreases in interest on long-term debt due to lower balances outstanding and interest on short-term debt due to lower balances outstanding but at slightly higher interest rates. The decrease in the three-month period was partially offset by an increase in interest on refunds due customers due to higher balances outstanding for refunds. Utility interest charges for the twelve months ended January 31, 1998, increased over the similar prior period due to increases in interest from higher balances outstanding on long-term debt and refunds due customers. The increase in the twelve-month period was partially offset by a decrease in interest on short-term debt due to lower amounts outstanding during the period.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on February 27, 1998, for the purpose of electing three directors and ratifying the selection of independent auditors. The record date for the determination of shareholders entitled to notice of and to vote at the meeting was January 14, 1998. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's solicitations.

All of management's nominees for directors for terms expiring in 2001 as listed in the proxy statement were elected as indicated below:

                                 Shares           Shares           Shares
                                 Voted            Voted             NOT
                                  FOR            WITHHELD          VOTED
                                 ------          --------          ------

Jerry W. Amos                  24,309,799         458,070         5,530,535

John H. Maxheim                24,450,965         316,904         5,530,535

Walter S. Montgomery, Jr.      24,429,725         338,144         5,530,535


Directors continuing in office until 1999 are Muriel W. Helms, Ned R. McWherter, Donald S. Russell, Jr., and John E. Simkins, Jr. Directors continuing in office until 2000 are C. M. Butler III, Sam J. DiGiovanni, John W. Harris and John F. McNair III.

The proposal to ratify the selection by the Board of Directors of the firm of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending October 31, 1998, was approved by the following vote:

            Shares         Shares         Shares         Shares
            Voted          Voted          Voted           NOT
             FOR          AGAINST       ABSTAINING       VOTED
            ------        -------       ----------       ------

          24,545,623       73,062         149,184        5,530,535

Item 5.  Other Information

As previously reported, the Tennessee Regulatory Authority (TRA) issued an order in December 1996 in a general rate case proceeding permitting the Company to increase its margin in Tennessee, effective January 1, 1997, by $4.4 million annually. The TRA's decision was confirmed by a written decision in February 1997. The Tennessee Consumer Advocate filed several pleadings with the TRA arguing, among other things, that the Company was not entitled to recover the increased rates prior to the date of the TRA's February order. All parties in this proceeding, including the Company, petitioned the TRA to reconsider its February order. In June 1997, the TRA issued an order denying all motions and upholding its previous orders. In August 1997, the Consumer Advocate petitioned the Court of Appeals for a review of the TRA's orders. Oral arguments were heard on March 3, 1998. The outcome of this proceeding cannot be determined at this time.

On February 27, 1998, the Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of Common Stock to shareholders of record at the close of business on March 12, 1998. Each right entitles the record holder to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock, no par value, at a purchase price of $100. The rights are more fully explained in a Form 8-A filed with the Securities and Exchange Commission on February 27, 1998.


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


Date March 12, 1998                    /s/ David J. Dzuricky
     --------------                    ----------------------------------
                                       David J. Dzuricky
                                       Senior Vice President-Finance
                                       (Principal Financial Officer)

Date March 12, 1998                    /s/ Barry L. Guy
     --------------                    ----------------------------------
                                       Barry L. Guy
                                       Vice President and Controller
                                       (Principal Accounting Officer)