Form 10-Q
period 1998-04-30
PIEDMONT NATURAL GAS CO INC
filed 1998-06-11
CIK 78460

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

                                 or

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
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at June 4, 1998
--------------------------------------------------------------------------------
 Common Stock, no par value                                30,510,927


================================================================================
                               Page 1 of 11 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
        ----------------------------------------------------------------

                                                                  April 30,         October 31,
                                                                    1998               1997
                                       ASSETS                     Unaudited           Audited
                                                                  ----------         ----------

Utility Plant, at original cost                                   $1,289,833         $1,256,772
  Less accumulated depreciation                                      362,473            342,418
                                                                  ----------         ----------
    Utility plant, net                                               927,360            914,354
                                                                  ----------         ----------

Other Physical Property (net of accumulated
  depreciation of $16,930 in 1998 and $15,947 in 1997)                26,591             27,382
                                                                  ----------         ----------
Current Assets:
  Cash and cash equivalents                                           62,282              5,210
  Restricted cash                                                     25,316             21,385
  Receivables (less allowance for doubtful
    accounts of $3,107 in 1998 and $2,027 in 1997)                    62,007             32,367
  Gas in storage                                                      22,071             47,676
  Deferred cost of gas                                                 7,360              7,327
  Refundable income taxes                                              2,068              7,115
  Other                                                                9,250             11,076
                                                                  ----------         ----------
    Total current assets                                             190,354            132,156
                                                                  ----------         ----------
Deferred Charges and Other Assets                                     23,030             24,264
                                                                  ----------         ----------
      Total                                                       $1,167,335         $1,098,156
                                                                  ==========         ==========
                           CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock                                                  $  272,070         $  262,576
    Retained earnings                                                214,841            157,250
                                                                  ----------         ----------
      Total common stock equity                                      486,911            419,826
  Long-term debt                                                     381,000            381,000
                                                                  ----------         ----------
      Total capitalization                                           867,911            800,826
                                                                  ----------         ----------
Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                                         10,000             10,000
  Notes payable                                                            0             25,000
  Accounts payable                                                    62,738             65,103
  Deferred income taxes                                                3,508             10,276
  Taxes accrued                                                       14,603             11,041
  Refunds due customers                                               44,884             15,097
  Other                                                               17,451             19,012
                                                                  ----------         ----------
    Total current liabilities                                        153,184            155,529
                                                                  ----------         ----------
Deferred Credits and Other Liabilities                               146,240            141,801
                                                                  ----------         ----------
      Total                                                       $1,167,335         $1,098,156
                                                                  ==========         ==========


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
             Condensed Statements of Consolidated Income (Unaudited)
                     (in thousands except per share amounts)
             -------------------------------------------------------


                                                      Three Months                Six Months                Twelve Months
                                                          Ended                      Ended                      Ended
                                                        April 30                    April 30                   April 30
                                                  -------------------         -------------------          -------------------
                                                   1998          1997          1998          1997           1998         1997
                                                   ----          ----          ----          ----           ----         ----

Operating Revenues                               $261,477      $259,306      $574,732      $571,839      $778,411      $758,262
Cost of Gas                                       147,496       150,187       337,658       344,350       453,974       451,698
                                                 --------      --------      --------      --------      --------      --------

Margin                                            113,981       109,119       237,074       227,489       324,437       306,564
                                                 --------      --------      --------      --------      --------      --------
Other Operating Expenses:
  Operations                                       25,958        26,233        51,523        53,207       109,005       107,168
  Maintenance                                       3,389         4,163         6,761         8,500        14,421        17,047
  Depreciation                                     10,491         9,663        20,981        19,391        40,777        37,400
  General taxes                                     8,811         9,229        20,301        20,652        32,531        33,271
  Income taxes                                     22,406        20,208        47,588        42,729        36,823        30,654
                                                 --------      --------      --------      --------      --------      --------
    Total other operating expenses                 71,055        69,496       147,154       144,479       233,557       225,540
                                                 --------      --------      --------      --------      --------      --------
Operating Income                                   42,926        39,623        89,920        83,010        90,880        81,024
Other Income, Net                                     951         1,111         3,476         3,673         3,864         3,490
                                                 --------      --------      --------      --------      --------      --------
Income Before Utility Interest Charges             43,877        40,734        93,396        86,683        94,744        84,514
Utility Interest Charges                            8,414         8,460        16,684        17,097        33,543        32,914
                                                 --------      --------      --------      --------      --------      --------
Net Income                                       $ 35,463      $ 32,274      $ 76,712      $ 69,586      $ 61,201      $ 51,600
                                                 ========      ========      ========      ========      ========      ========


Average Shares of Common Stock Outstanding:
   Basic                                           30,414        29,807        30,343        29,725        30,189        29,537
   Diluted                                         30,696        29,971        30,637        29,892        30,465        29,702

Earnings Per Share:
   Basic                                         $   1.17      $   1.08      $   2.53      $   2.34      $   2.03      $   1.75
   Diluted                                       $   1.16      $   1.08      $   2.50      $   2.33      $   2.01      $   1.74

Cash Dividends Declared Per Share
  of Common Stock                                $  0.325         0.305      $   0.63         0.595      $   1.24         1.175



See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)
           -----------------------------------------------------------


                                                         Three Months                Six Months                Twelve Months
                                                             Ended                      Ended                      Ended
                                                           April 30                    April 30                   April 30
                                                     -------------------         -------------------          -------------------
                                                      1998          1997          1998          1997           1998         1997
                                                      ----          ----          ----          ----           ----         ----
Cash Flows from Operating Activities:
  Net income                                        $  35,463     $  32,274     $  76,712     $  69,586     $  61,201     $  51,600
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     11,549        11,013        23,089        22,107        44,950        42,158
     Other, net                                            88         2,845         2,010         4,593         6,876         7,799
     Change in operating assets and liabilities        53,265        58,684        26,016        52,669         5,275        10,334
                                                    ---------     ---------     ---------     ---------     ---------     ---------
  Net cash provided by operating activities           100,365       104,816       127,827       148,955       118,302       111,891
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                   (17,237)      (22,998)      (33,795)      (43,937)      (81,891)      (94,544)
  Other                                                   (26)         (274)         (336)         (410)       (1,520)       (2,351)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
    Net cash used in investing activities             (17,263)      (23,272)      (34,131)      (44,347)      (83,411)      (96,895)
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net              (30,000)      (26,000)      (25,000)      (39,000)         --            --
  Issuance of long-term debt                             --            --            --            --            --          40,000
  Retirement of long-term debt                           --            --            --            --         (10,000)       (7,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans               3,809         3,715         7,497         7,216        14,701        16,272
  Dividends paid                                       (9,883)       (9,090)      (19,121)      (17,687)      (37,441)      (34,714)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
    Net cash provided by (used in)
     financing activities                             (36,074)      (31,375)      (36,624)      (49,471)      (32,740)       14,558
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Net Increase in Cash and Cash Equivalents              47,028        50,169        57,072        55,137         2,151        29,554
Cash and Cash Equivalents at Beginning of Period       15,254         9,962         5,210         4,994        60,131        30,577
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Cash and Cash Equivalents at End of Period          $  62,282     $  60,131     $  62,282     $  60,131     $  62,282     $  60,131
                                                    =========     =========     =========     =========     =========     =========

Cash Paid During the Period for:
  Interest                                          $   5,123     $   5,438     $  16,615     $  16,118     $  33,821     $  32,899
  Income taxes                                      $  44,061     $  33,740     $  46,576     $  34,279     $  46,933     $  66,395


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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at April 30, 1998, and October 31, 1997, and the results of its operations and its cash flows for the three months, six months and twelve months ended April 30, 1998 and 1997.

3. The Company's business is seasonal in nature. The results of operations for the three-month and six-month periods ended April 30, 1998, are not necessarily indicative of the results to be expected for the full year.

4. Basic earnings per share are computed based on the weighted average number of shares of Common Stock outstanding during each period. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". A reconciliation of basic and diluted earnings per share is presented below:

                                                        Three Months               Six Months            Twelve Months
                                                            Ended                    Ended                   Ended
                                                          April 30                  April 30                April 30
                                                   --------------------      --------------------      --------------------
                                                                    (in thousands except per share amounts)
                                                     1998         1997         1998         1997         1998         1997
                                                   -------      -------      -------      -------      -------      -------

Net Income                                         $35,463      $32,274      $76,712      $69,586      $61,201      $51,600
                                                   =======      =======      =======      =======      =======      =======

Average Shares of Common Stock
     Outstanding for Basic Earnings Per Share       30,414       29,807       30,343       29,725       30,189       29,537

Contingently Issuable Shares Under
     the Long-Term Incentive Plan                      282          164          294          167          276          165
                                                   -------      -------      -------      -------      -------      -------

Average Shares of Dilutive Stock                    30,696       29,971       30,637       29,892       30,465       29,702
                                                   =======      =======      =======      =======      =======      =======

Earnings Per Share:
    Basic                                          $  1.17      $  1.08      $  2.53      $  2.34      $  2.03      $  1.75
    Diluted                                        $  1.16      $  1.08      $  2.50      $  2.33      $  2.01      $  1.74


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

Because of the seasonal nature of the natural gas business, a substantial portion of the annual earnings are realized in the winter period, which is the first six months of the fiscal year. Injections of natural gas into storage occur during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31). Due to this seasonality and the demand for gas during the winter season, inventory of stored gas decreased and receivables increased from October 31, 1997, to April 30, 1998.

The Company has a substantial capital expansion program to sustain its approximately 6% current annual growth in customer base. The capital expansion program is dependent on the continuing ability to generate the necessary funds required for this growth. Utility construction expenditures for the three, six and twelve months ended April 30, 1998, were $17.7 million, $34.8 million and $83.4 million, respectively, compared with $23.4 million, $44.8 million and $96 million, respectively, for similar prior periods.

At April 30, 1998, capitalization consisted of long-term debt of 44% and common equity of 56%.

Results of Operations

Margin for the three months ended April 30, 1998, increased $4.9 million compared with the same period last year due to regulatory-approved changes and increased volumes of gas sold or transported, including secondary market transactions. Delivered volumes of natural gas (system throughput) for the current three-month period increased over the similar prior period by 2.7 million dekatherms, a 6% increase. Volumes from secondary market sales increased over the similar prior period by 1.7 million dekatherms, a 16% increase. Weather for the three months ended April 30, 1998, was 9% colder than the similar prior period. The weather normalization adjustment (WNA), in effect from November 1 through March 31, increased operating revenues by $5.8 million for the three months ended April 30, 1998, compared with an increase of $8.9 million for the similar prior period.

Margin for the six months ended April 30, 1998, increased $9.6 million compared with the similar prior period due to regulatory-approved changes and increased volumes of gas sold or transported, including secondary market transactions. System throughput for the current six months increased over the similar prior period by 5.5 million dekatherms, a 6% increase. Volumes from secondary market sales increased over the similar prior period by 7.2 million dekatherms, a 48% increase. Weather for the six months ended April 30, 1998, was 2% colder than the similar prior period. The WNA increased operating revenues by $5 million in the current six-month period, compared with an increase of $10.6 million for the similar prior period.

Margin for the twelve months ended April 30, 1998, increased $17.9 million compared with the similar prior period due to regulatory-approved changes and increased volumes of gas sold or transported, including secondary market transactions. System throughput for the current twelve months increased over the similar prior period by 8.9 million dekatherms, a 7% increase. Volumes from secondary market sales increased over the similar prior period by 7.3 million dekatherms, a 30% increase. Weather for the twelve months ended April 30, 1998, was 4% colder than the similar prior period. The WNA increased operating revenues by $5 million in the current twelve-month period, compared with an increase of $10.6 million for the similar prior period.

The Company's rate schedules include gas cost recovery provisions that permit the recovery of prudently incurred gas costs. Annual prudence reviews covering a historical twelve-month period are required in North Carolina and South Carolina but are not required in Tennessee. Rates in all three states are revised periodically without formal rate proceedings to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs is charged or credited to cost of gas and included in refunds due customers in the financial statements.

Operations and maintenance expenses for the three months, six months and twelve months ended April 30, 1998, decreased from similar prior periods primarily due to decreases in rental payments, advertising, office supplies and employee benefit costs. These decreases were partially offset by increases in outside labor, and for the twelve-month period, by increases in payroll and the provision for uncollectibles.

Depreciation expense for the three months, six months and twelve months ended April 30, 1998, increased over similar prior periods due to the growth of plant in service.

General taxes for the three months, six months and twelve months ended April 30, 1998, decreased from similar prior periods primarily due to decreases in gross receipts taxes, partially offset by increases in payroll taxes. The decrease in the three-month period also included a decrease in franchise taxes from the similar prior period.

Other income for the three months and six months ended April 30, 1998, decreased from similar prior periods primarily due to decreases in earnings from merchandise activities and energy marketing services. The decrease in the three-month period was partially offset by an increase in earnings from propane operations. The six-month period was decreased further by a decrease in earnings from propane operations. Other income for the twelve months ended April 30, 1998, increased over the similar prior period due to increases in earnings from propane operations and jobbing activities as well as increases in interest income and income from the performance incentive plan in Tennessee. The increase in the twelve-month period was partially offset by decreases in earnings from energy marketing services and merchandise operations.

Utility interest charges for the three months and six months ended April 30, 1998, decreased from similar prior periods primarily due to decreases in interest on long-term debt due to lower balances outstanding and interest on short-term debt due to lower balances outstanding but at slightly higher interest rates. The decrease in the three-month and six-month periods was partially offset by an increase in interest on refunds due customers due to higher balances outstanding. Utility interest charges for the twelve months ended April 30, 1998, increased over the similar prior period due to increases in interest from higher balances outstanding on long-term debt and refunds due customers. The increase in the twelve-month period was partially offset by a decrease in interest on short-term debt due to lower amounts outstanding during the period.

                       PART II.  OTHER INFORMATION


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -

                  12       Computation of Ratio of Earnings to Fixed Charges.

                  27.498 Financial Data Schedule (for Securities and Exchange Commission use only).

                  27.497 Financial Data Schedule (for Securities and Exchange Commission use only).

                  27.197 Financial Data Schedule (for Securities and Exchange Commission use only).

                  27.797 Financial Data Schedule (for Securities and Exchange Commission use only).

                  27.1097 Financial Data Schedule (for Securities and Exchange Commission use only).

                  27.1096 Financial Data Schedule (for Securities and Exchange Commission use only).

                  27.1095 Financial Data Schedule (for Securities and Exchange Commission use only).

         (b) Reports on Form 8-K -

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PIEDMONT NATURAL GAS COMPANY, INC.
                                       (Registrant)



Date June 11, 1998             /s/ David J. Dzuricky
     ---------------           --------------------------
                               David J. Dzuricky
                               Senior Vice President-Finance
                               (Principal Financial Officer)



Date June 11, 1998             /s/ Barry L. Guy
     ---------------           ---------------------
                               Barry L. Guy
                               Vice President and Controller
                               (Principal Accounting Officer)