Form 10-Q
period 1998-07-31
PIEDMONT NATURAL GAS CO INC
filed 1998-09-10
CIK 78460

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------
Commission file number 1-6196
                       ------

                      PIEDMONT NATURAL GAS COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                      56-0556998
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1915 Rexford Road, Charlotte, North Carolina                           28211
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code           704-364-3120
                                                             ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at September 4, 1998
--------------------------                     --------------------------------
Common Stock, no par value                              30,643,222




================================================================================
                               Page 1 of 14 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
              ----------------------------------------------------

                                                             July 31,       October 31,
                                                               1998            1997
                                    ASSETS                  Unaudited         Audited
                                                            ----------      ----------
Utility Plant, at original cost                             $1,313,661      $1,256,772
  Less accumulated depreciation                                372,570         342,418
                                                            ----------      ----------
    Utility plant, net                                         941,091         914,354
                                                            ----------      ----------

Other Physical Property (net of accumulated
  depreciation of $17,422 in 1998 and $15,947 in 1997)          26,168          27,382
                                                            ----------      ----------
Current Assets:
  Cash and cash equivalents                                     17,659           5,210
  Restricted cash                                               25,427          21,385
  Receivables (less allowance for doubtful
    accounts of $2,520 in 1998 and $2,027 in 1997)              37,358          32,367
  Gas in storage                                                33,275          47,676
  Deferred cost of gas                                           3,777           7,327
  Refundable income taxes                                        2,067           7,115
  Other                                                         16,497          11,076
                                                            ----------      ----------
    Total current assets                                       136,060         132,156
                                                            ----------      ----------

Deferred Charges and Other Assets                               26,670          24,264
                                                            ----------      ----------

      Total                                                 $1,129,989      $1,098,156
                                                            ==========      ==========
                        CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock                                            $  276,072      $  262,576
    Retained earnings                                          198,668         157,250
                                                            ----------      ----------
      Total common stock equity                                474,740         419,826
  Long-term debt                                               379,000         381,000
                                                            ----------      ----------
      Total capitalization                                     853,740         800,826
                                                            ----------      ----------

Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                                   10,000          10,000
  Notes payable                                                   --            25,000
  Accounts payable                                              57,410          65,103
  Deferred income taxes                                          5,365          10,276
  Taxes accrued                                                 10,533          11,041
  Refunds due customers                                         31,142          15,097
  Other                                                         13,113          19,012
                                                            ----------      ----------
    Total current liabilities                                  127,563         155,529
                                                            ----------      ----------

Deferred Credits and Other Liabilities                         148,686         141,801
                                                            ----------      ----------

      Total                                                 $1,129,989      $1,098,156
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

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
             Condensed Statements of Consolidated Income (Unaudited)
                     (in thousands except per share amounts)
             -------------------------------------------------------


                                                        Three Months                   Nine Months                Twelve Months
                                                           Ended                          Ended                       Ended
                                                          July 31                        July 31                     July 31
                                                 -------------------------       ----------------------      ----------------------
                                                    1998           1997            1998          1997          1998          1997
                                                 ---------       ---------       --------      --------      --------      --------
Operating Revenues                               $ 103,026       $ 103,997       $677,758      $675,836      $777,440      $766,515
Cost of Gas                                         57,527          56,854        395,185       401,204       454,646       452,995
                                                 ---------       ---------       --------      --------      --------      --------

Margin                                              45,499          47,143        282,573       274,632       322,794       313,520
                                                 ---------       ---------       --------      --------      --------      --------
Other Operating Expenses:
  Operations                                        25,713          27,039         77,236        80,245       107,680       108,140
  Maintenance                                        3,702           3,757         10,463        12,257        14,366        16,706
  Depreciation                                      10,490           9,738         31,472        29,129        41,529        38,123
  General taxes                                      6,166           6,334         26,467        26,987        32,362        33,375
  Income taxes                                      (3,655)         (3,417)        43,933        39,312        36,593        32,457
                                                 ---------       ---------       --------      --------      --------      --------
    Total other operating expenses                  42,416          43,451        189,571       187,930       232,530       228,801
                                                 ---------       ---------       --------      --------      --------      --------
Operating Income                                     3,083           3,692         93,002        86,702        90,264        84,719
Other Income, Net                                     (917)           (833)         2,560         2,840         3,769         3,356
                                                 ---------       ---------       --------      --------      --------      --------
Income Before Utility Interest Charges               2,166           2,859         95,562        89,542        94,033        88,075
Utility Interest Charges                             8,419           8,636         25,103        25,733        33,308        33,927
                                                 ---------       ---------       --------      --------      --------      --------
Net Income                                       ($  6,253)      ($  5,777)      $ 70,459      $ 63,809      $ 60,725      $ 54,148


Average Shares of Common Stock Outstanding:
   Basic                                            30,535          29,964         30,408        29,806        30,333        29,716
   Diluted                                          30,815          30,257         30,695        30,101        30,635        30,011

Earnings Per Share:
   Basic                                         ($   0.20)      ($   0.19)      $   2.32      $   2.14      $   2.00      $   1.82
   Diluted                                       ($   0.20)      ($   0.19)      $   2.30      $   2.12      $   1.98      $   1.80

Cash Dividends Declared Per Share
  of Common Stock                                $   0.325       $   0.305       $  0.955      $   0.90      $   1.26      $   1.19


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)
           -----------------------------------------------------------


                                                         Three Months               Nine Months              Twelve Months
                                                             Ended                     Ended                     Ended
                                                            July 31                   July 31                   July 31
                                                     --------------------     -----------------------     ----------------------
                                                       1998         1997         1998          1997         1998          1997
                                                     -------      -------     ---------     ---------     ---------     --------
Cash Flows from Operating Activities:
  Net income                                        ($ 6,253)    ($ 5,777)    $  70,459     $  63,809     $  60,725     $  54,148
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                    11,550       11,083        34,639        33,189        45,681        43,214
     Other, net                                         (486)       3,175         1,524         7,769         3,216         9,925
     Change in operating assets and liabilities      (17,237)      (2,559)        8,779        50,110        (8,999)       35,555
                                                    --------     --------     ---------     ---------     ---------     ---------
  Net cash provided by (used in)
     operating activities                            (12,426)       5,922       115,401       154,877       100,623       142,842
                                                    --------     --------     ---------     ---------     ---------     ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                  (24,113)     (26,314)      (57,908)      (70,251)      (79,714)      (96,240)
  Other                                                 (166)      (1,294)         (502)       (1,704)       (1,036)       (3,074)
                                                    --------     --------     ---------     ---------     ---------     ---------
  Net cash used in investing activities              (24,279)     (27,608)      (58,410)      (71,955)      (80,750)      (99,314)
                                                    --------     --------     ---------     ---------     ---------     ---------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net                --           --         (25,000)      (39,000)         --         (30,000)
  Issuance of long-term debt                            --           --            --            --            --          40,000
  Retirement of long-term debt                        (2,000)      (2,000)       (2,000)       (2,000)      (10,000)       (8,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans              4,002        3,855        11,500        11,072        14,848        15,124
  Dividends paid                                      (9,920)      (9,137)      (29,042)      (26,825)      (38,225)      (35,366)
                                                    --------     --------     ---------     ---------     ---------     ---------
  Net cash provided by (used in)
     financing activities                             (7,918)      (7,282)      (44,542)      (56,753)      (33,377)      (18,242)
                                                    --------     --------     ---------     ---------     ---------     ---------

Net Increase (Decrease) in Cash and
     Cash Equivalents                                (44,623)     (28,968)       12,449        26,169       (13,504)       25,286

Cash and Cash Equivalents at Beginning of Period      62,282       60,131         5,210         4,994        31,163         5,877
                                                    --------     --------     ---------     ---------     ---------     ---------

Cash and Cash Equivalents at End of Period          $ 17,659     $ 31,163     $  17,659     $  31,163     $  17,659     $  31,163
                                                    ========     ========     =========     =========     =========     =========

Cash Paid During the Period for:
  Interest                                          $ 11,426     $ 11,466     $  28,041     $  27,583     $  33,781     $  33,537
  Income taxes                                      $    299     $    182     $  46,875     $  34,460     $  47,051     $  35,830


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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at July 31, 1998, and October 31, 1997, and the results of its operations and its cash flows for the three months, nine months and twelve months ended July 31, 1998 and 1997.

3. The Company's business is seasonal in nature. The results of operations for the three-month and nine-month periods ended July 31, 1998, are not necessarily indicative of the results to be expected for the full year.

4. Basic earnings per share are computed based on the weighted average number of shares of Common Stock outstanding during each period. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". A reconciliation of basic and diluted earnings per share is presented below:

                                                       Three Months               Nine Months            Twelve Months
                                                          Ended                     Ended                   Ended
                                                         July 31                   July 31                 July 31
                                                  ----------------------      -------------------     -------------------
                                                                    (in thousands except per share amounts)
                                                    1998          1997          1998        1997        1998        1997
                                                  --------      --------      -------     -------     -------     -------
Net Income                                        $ (6,253)     $ (5,777)     $70,459     $63,809     $60,725     $54,148
                                                  ========      ========      =======     =======     =======     =======

Average Shares of Common Stock
     Outstanding for Basic Earnings Per Share       30,535        29,964       30,408      29,806      30,333      29,716

Contingently Issuable Shares Under
     the Long-Term Incentive Plan                      280           293          287         295         302         295
                                                  --------      --------      -------     -------     -------     -------

Average Shares of Dilutive Stock                    30,815        30,257       30,695      30,101      30,635      30,011
                                                  ========      ========      =======     =======     =======     =======

Earnings Per Share:
    Basic                                         $   (.20)     $   (.19)     $  2.32     $  2.14     $  2.00     $  1.82
    Diluted                                       $   (.20)     $   (.19)     $  2.30     $  2.12     $  1.98     $  1.80

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

Because of the seasonal nature of the natural gas business, a substantial portion of the annual earnings are realized in the winter period, which is the first six months of the fiscal year. Injections of natural gas into storage occur during periods of warm weather (principally April 1 through October 31) for withdrawal from storage during periods of cold weather (principally November 1 through March 31). Due to this seasonality and the demand for gas during the winter season, inventory of stored gas decreased and receivables increased from October 31, 1997, to July 31, 1998.

The Company has a substantial capital expansion program to sustain its approximately 5% current annual growth in customer base. The capital expansion program is dependent on the continuing ability to generate the necessary funds required for this growth. Utility construction expenditures for the three, nine and twelve months ended July 31, 1998, were $24.5 million, $59.2 million and $81.2 million, respectively, compared with $26.7 million, $71.5 million and $97.7 million, respectively, for similar prior periods.

At July 31, 1998, capitalization consisted of long-term debt of 44% and common equity of 56%.

Results of Operations

Margin for the three months ended July 31, 1998, decreased $1.6 million compared with the same period last year even though increased volumes of natural gas, including secondary market transactions, were sold or transported to industrial customers. A lower margin is earned on activity with these customers compared with other classes of customers. Delivered volumes (system throughput) for the current three-month period decreased from the similar prior period by 117,000 dekatherms, a less than 1% decrease. Volumes from secondary market sales increased over the similar prior period by 2 million dekatherms, a 61% increase. Weather for the three months ended July 31, 1998, was 75% warmer than the similar prior period; however, weather does not significantly impact margin for the three months ended July 31.

Margin for the nine months ended July 31, 1998, increased $7.9 million compared with the similar prior period due to customer growth and increased volumes of gas sold or transported, including secondary market transactions. The current period includes rate increases in Tennessee with only partial inclusion of the rate increase in the similar prior period as the increases were effective January 1, 1997. System throughput for the current nine months increased over the similar prior period by 5.4 million dekatherms, a 5% increase. Volumes from secondary market sales increased over the similar prior period by 9.1 million dekatherms, a 51% increase. Weather for the nine months ended July 31, 1998, was 1% warmer than the similar prior period. The weather normalization adjustment
(WNA), in effect from November 1 through March 31, increased operating revenues by $5 million in the current nine-month period, compared with an increase of $10.6 million for the similar prior period.

Margin for the twelve months ended July 31, 1998, increased $9.3 million compared with the similar prior period due to regulatory-approved changes and increased volumes of gas sold or transported, including secondary market transactions. The current twelve month period includes higher rates from general rate cases as compared to partial inclusion in the similar prior period. System throughput for the current twelve months increased over the similar prior period by 5.5 million dekatherms, a 4% increase. Volumes from secondary market sales increased over the similar prior period by 9.5 million dekatherms, a 39% increase. Weather for the twelve months ended July 31, 1998, was less than 1% warmer than the similar prior period. The WNA increased operating revenues by $5 million in the current twelve-month period, compared with an increase of $10.6 million for the similar prior period.

The Company's rate schedules include gas cost recovery provisions that permit the recovery of prudently incurred gas costs. Annual prudence reviews covering a historical twelve-month period are required in North Carolina and South Carolina but are not required in Tennessee. Through Purchased Gas Adjustment (PGA) procedures, rates in all three states are revised periodically without formal rate proceedings to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs is charged or credited to cost of gas and included in refunds due customers in the financial statements.

Operations and maintenance expenses for the three months, nine months and twelve months ended July 31, 1998, decreased from similar prior periods primarily due to decreases in advertising, office supplies, outside consultants and employee benefit costs, partially offset by increases in outside labor. Compared with the similar prior period, expenses for the three months decreased for payroll and the provision for uncollectibles. For the nine months, expenses for rents and leases and payroll also decreased. And for the twelve months, expenses for rents and leases decreased, partially offset by an increase in payroll. Such results reflect the Company's plan to reduce overall operating expenses implemented during fiscal 1997.

Depreciation expense for the three months, nine months and twelve months ended July 31, 1998, increased over similar prior periods due to the growth of plant in service.

General taxes for the three months, nine months and twelve months ended July 31, 1998, decreased from similar prior periods. Decreases for the nine-month and twelve-month periods were primarily due to decreases in gross receipts taxes and payroll taxes, partially offset by increases in property taxes and franchise taxes. The decrease in the three-month period was primarily due to a decrease in payroll taxes, partially offset by an increase in property taxes.

Other income for the three months and nine months ended July 31, 1998, decreased from similar prior periods primarily due to decreases in earnings from energy marketing services. The decrease in the three-month period was also due to a decrease in earnings from jobbing operations and non-regulated gas activities, partially offset by an increase in earnings from merchandise operations. The nine-month period was also decreased due to decreases in earnings from propane operations and merchandise activities. Other income for the twelve months ended July 31, 1998, increased over the similar prior period due to increases in earnings from propane operations, jobbing activities, interest income and income from the performance incentive plan in Tennessee. The increase in the twelve-month period was partially offset by decreases in earnings from energy marketing services and merchandise operations.

Utility interest charges for the three months, nine months and the twelve months ended July 31, 1998, decreased from similar prior periods primarily due to decreases in interest on long-term debt due to lower balances outstanding. The nine-month and twelve-month periods were also decreased by decreases in interest on short-term debt due to lower balances outstanding, but at slightly higher interest rates. The decreases in the nine-month and twelve-month periods were partially offset by increases in interest on refunds due customers due to higher balances outstanding.

Year 2000 Issues

The Company has initiated an enterprise project to address the Year 2000 issue for all technology hardware and software and all interfaces with customers and suppliers. Based upon comprehensive assessments, a master plan has been developed that outlines time and cost estimates for replacement or remediation, including internal and external resources. Replacement of the Company's core financial systems with Year 2000 compliant client-server software is in process with an anticipated ready date of November 1998. The replacement of the human resources/payroll system is in process with an expected ready date of December 1998. The capital costs of the core financial and human resources/payroll systems, including infrastructure costs, are expected to be $11 million, of which $4.4 million has already been incurred. Mainframe applications are also included in the master plan and have undergone or are currently undergoing remediation at an expected cost before testing of $900,000.

The Company's telecommunications and embedded systems are currently being assessed. The Company plans to upgrade or replace mission-critical components of the telecommunications and embedded systems. Pending completion of this assessment, the Company cannot as yet estimate these costs. Overall, the master plan is to have all mission-critical systems Year 2000 ready by December 31, 1998. The remaining support systems and non-critical embedded systems, as well as final testing, will be completed before December 31, 1999.

The Company has initiated a formal communications process with critical suppliers, vendors and large-volume customers through use of a Year 2000 survey to determine the extent to which those companies are addressing their Year 2000 compliance. The Company is continuing to evaluate their responses and is making follow-up inquiries to those who have not yet responded. Following further analysis, the Company will take the appropriate actions necessary to mitigate any anticipated negative impacts to the Company. At this time, the Company does not expect a major impact from non-compliant Year 2000 suppliers, vendors or customers.

The Company expects that all necessary systems will be Year 2000 ready by December 31, 1999. As progress is made, the master plan is continually revised to address the risks of the Year 2000 issue, including contingency plans as appropriate to address "worst case" scenarios. The total capital and operating costs to be Year 2000 ready, including assessment, replacement and remediation, are estimated to be $21 million. Such costs are not expected to significantly impact the Company's financial position or results of operations.

Forward-Looking Statements

Certain forward-looking statements are included in this report. They use such words as may, will, expect, believe, plan and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results in the future may differ materially from management's present assessment of information regarding the estimated future impact of transactions and events that have occurred or are expected to occur, expected sources of liquidity and capital resources, operating trends, commitments and uncertainties.

                           PART II.  OTHER INFORMATION


Item 5.  Other Information

South Carolina Rate Proceedings

In November 1995, the Public Service Commission of South Carolina (PSCSC) approved a general increase in the Company's rates of approximately $7.8 million annually. The rate increase was based on a return on common equity of 12.5%. The South Carolina Consumer Advocate appealed the order of the PSCSC. On August 31, 1998, the South Carolina Supreme Court ruled that the PSCSC had failed to set forth sufficient findings of fact to support the 12.5% return. The matter was remanded to the PSCSC for further proceedings. The Company believes there is sufficient evidence in the record to support the allowed return and that the return will ultimately be upheld once the PSCSC sets forth the findings of fact upon which it based its decision. The Court also ruled that the PSCSC erred in permitting the Company to recover certain demand side management costs because the Company did not provide a cost benefit analysis with respect to these costs. The Company does not believe this ruling will have an adverse effect on the Company since these costs will be placed in a deferred account for recovery in a subsequent rate proceeding when the PSCSC can examine the benefits relating to these costs.

Tennessee Rate Proceedings

As previously reported, the Tennessee Regulatory Authority (TRA), in a general rate case proceeding, approved in December 1996 an increase in the Company's margin in Tennessee, effective January 1, 1997, in the amount of $4.4 million annually. The TRA's decision was confirmed by a written decision in February 1997. The Tennessee Consumer Advocate filed several pleadings with the TRA arguing, among other things, that the Company was not entitled to recover the increased rates prior to the date of the TRA's February order. All parties in this proceeding, including the Company, petitioned the TRA to reconsider its February order. In June 1997, the TRA issued an order denying all motions and upholding its previous orders. In August 1997, the Consumer Advocate petitioned the Court of Appeals for a review of the TRA's orders. On July 1, 1998, the Court of Appeals affirmed the TRA's February order.

SouthStar Energy Services Company, LLC and Resource Energy Services
Company, LLC

On July 15, 1998, the Company, along with AGL Resources, Inc., and Dynegy, Inc., announced the formation, effective July 1, 1998, of SouthStar Energy Services, LLC (SouthStar), which will offer a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeast

United States. The products and services will include natural gas, electricity, fuel oil and propane, along with related retail services. The Company's investment in the venture is through its wholly owned subsidiary, Piedmont Energy Company.

SouthStar will initially market energy products and services to industrial and commercial customers throughout the southeast and will offer residential and small business energy services to customers within Georgia as that market opens to competition in November 1998. As other states open their markets to competition, SouthStar will expand its residential and small business services to these areas.

Effective April 30, 1998, Piedmont Energy Company sold its 51% interest in Resource Energy Services Company, LLC (Resource). Piedmont Energy Company subsequently purchased certain assets from Resource and transferred those assets to SouthStar. The net result of the loss on the sale of the interest in Resource and the transfer of assets to SouthStar was immaterial.

Expansion of Services

On June 17, 1998, the Company filed a petition with the North Carolina Utilities Commission (NCUC) for approval of an expansion project that would extend natural gas service to the counties of Avery, Mitchell and Yancey which are currently without natural gas service. The Company also requested authority to use $26.3 million in expansion fund money to partially fund the estimated cost of the project of $31.9 million. Hearings are scheduled to begin in September. The outcome of this proceeding cannot be determined at this time.

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


                             PIEDMONT NATURAL GAS COMPANY, INC.
                                        (Registrant)



Date September 10, 1998             /s/ David J. Dzuricky
     --------------------       --------------------------
                                    David J. Dzuricky
                               Senior Vice President-Finance
                               (Principal Financial Officer)



Date September 10, 1998             /s/ Barry L. Guy
     --------------------       ---------------------
                                    Barry L. Guy
                               Vice President and Controller
                              (Principal Accounting Officer)