Form 10-K405
period 1998-10-31
PIEDMONT NATURAL GAS CO INC
filed 1999-01-26
CIK 78460

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           (NO FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                                        OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 14, 1999.
                   Common Stock, no par value -- $951,615,126

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                     OUTSTANDING AT JANUARY 14, 1999
                -----                     -------------------------------
     Common Stock, no par value                     30,820,728

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders on February 26, 1999, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PIEDMONT NATURAL GAS COMPANY, INC.


                          1998 FORM 10-K ANNUAL REPORT

                              --------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
[S]                                                                         [C]
Part I.

  Item 1.  Business                                                           1
  Item 2.  Properties                                                         6
  Item 3.  Legal Proceedings                                                  6
  Item 4.  Submission of Matters to a Vote of Security Holders                6

Part II.

  Item 5.  Market for Registrant's Common Equity and
             Related Stockholder Matters                                      7
  Item 6.  Selected Financial Data                                            8
  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8
  Item 8.  Financial Statements and Supplementary Data                       21
  Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             44

Part III.

  Item 10.  Directors and Executive Officers of the Registrant               45
  Item 11.  Executive Compensation                                           47
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                                 48
  Item 13.  Certain Relationships and Related Transactions                   48

Part IV.

  Item 14.  Exhibits, Financial Statement Schedule, and
              Reports on Form 8-K                                            49

            Signatures                                                       57

                                     PART I
Item 1.  Business

         Piedmont Natural Gas Company, Inc. (the Company), incorporated in 1950, is an energy and services company primarily engaged in the distribution and sale of natural gas and the sale of propane to over 673,000 residential, commercial and industrial customers in North Carolina, South Carolina and Tennessee.

         The Company is the second-largest natural gas utility in the southeast, serving over 625,000 customers. The Company and its non-utility subsidiaries and divisions are also engaged in acquiring, marketing and arranging for the transportation and storage of natural gas for large-volume purchasers, in retailing residential and commercial appliances and in the sale of propane to over 48,000 customers in the Company's three-state service area.

         In the Carolinas, the service area is comprised of numerous cities, towns and communities including Anderson, Greenville and Spartanburg in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington and Hickory in North Carolina. In Tennessee, the service area is the metropolitan area of Nashville, including portions of eight adjoining counties. The Company's propane market is in and adjacent to its natural gas market in all three states.

         Operating revenues shown in the consolidated financial statements represent revenues from utility operations only. Such revenues totaled $765,277,000 for the year ended October 31, 1998, of which 42% was from residential customers, 25% from commercial customers, 21% from industrial customers, 11% from secondary market sales and 1% from various sources. Revenues from non-utility operations, less related costs and income taxes, are shown in the consolidated financial statements in other income. Non-utility revenues as a percentage of total revenues, including utility operations, were 5% in 1998. No single non-utility activity accounted for greater than 4% of total revenues. Income from non-utility activities as a percentage of total net income was 1% in 1998. No single non-utility activity accounted for more than 2% of net income.

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

         The Company holds non-exclusive franchises for natural gas service in all communities where required, with expiration dates from 1999 to 2048. The earliest date at which a franchise for a major service area expires is May 1999 and renewal is currently being arranged. The franchises are adequate for operation of the gas distribution business and do not contain restrictions which are of a materially burdensome nature. In most cases, the loss of a franchise would not have a material effect on operations. The Company has never failed to obtain the renewal of a franchise; however, this is not necessarily indicative of future action.

         The Company's utility business and its non-utility propane activities are seasonal in nature as variations in weather conditions generally result in greater earnings during the winter months. The Company normally injects natural gas into storage during summer months (principally April 1 through October 31) for withdrawal from storage during winter months (principally November 1 through March 31) when customer demand is higher. During 1998, the amount of natural gas in storage varied from 7.1 million dekatherms (one dekatherm equals 1,000,000 BTUs) to 17.5 million dekatherms, and the aggregate commodity cost of this gas in storage varied from $16,261,000 to $41,691,000.

         The following is a five-year comparison of gas sales and other statistics for the years ended October 31, 1994 through 1998:

                                                      1998          1997         1996         1995         1994
                                                      ----          ----         ----         ----         ----
OPERATING REVENUES (in thousands):
  Sales and Transportation:
    Residential                                   $323,777      $319,722     $292,010     $229,546     $240,314
    Commercial                                     189,341       195,862      180,415      135,933      165,805
    Industrial                                     162,336       191,565      184,118      133,205      165,989
    For Resale                                          87           266        2,748        3,323          815
                                                  --------      --------     --------     --------     --------
     Total                                         675,541       707,415      659,291      502,007      572,923
  Secondary Market Sales                            86,333        64,411       22,152           --           --
  Miscellaneous                                      3,403         3,691        3,612        3,216        2,431
                                                  --------      --------     --------     --------     --------
     Total                                        $765,277      $775,517     $685,055     $505,223     $575,354
                                                  ========      ========     ========     ========     ========
GAS VOLUMES - DEKATHERMS (in thousands):
  System Throughput:
    Residential                                     41,142        38,339       43,357       33,513       36,093
    Commercial                                      28,528        28,476       31,040       22,867       28,931
    Industrial                                      64,165        65,000       62,434       65,904       60,914
    Power Generation                                 9,141         3,236        1,620        1,831           52
    For Resale                                          17            27          581        1,478          140
                                                  --------      --------     --------     --------      -------
     Total                                         142,993       135,078      139,032      125,593      126,130
                                                  ========      ========     ========     ========      =======
  Secondary Market Sales                            33,953        24,547        9,724           --           --

                                                          1998            1997              1996             1995           1994
                                                          ----            ----              ----             ----           ----
NUMBER OF RETAIL CUSTOMERS BILLED (12 month average):
    Residential                                          522,451          495,739          468,803          446,118        420,861
    Commercial                                            63,878           62,258           59,905           57,803         56,147
    Industrial                                             3,201            2,697            2,687            2,711          2,010
                                                         -------          -------          -------          -------        -------
     Total                                               589,530          560,694          531,395          506,632        479,018
                                                         =======          =======          =======          =======        =======

AVERAGE PER RESIDENTIAL CUSTOMER:
    Gas Used - Dekatherms                                  78.75            77.34            92.48            75.12          85.76
    Revenue                                             $ 619.73         $ 644.94          $622.88         $ 514.54       $ 571.00
    Revenue Per Dekatherm                               $   7.87         $   8.34         $   6.73         $   6.85       $   6.66

COST OF GAS (in thousands):
    Natural Gas Purchased                               $337,400         $362,249         $327,968         $155,683       $242,609
    Liquefied Petroleum Gas (LPG)                             --               77              160               60            204
    Transportation Gas Received (Not
      Delivered)                                             339           (1,840)           1,024             (181)          (616)
    Natural Gas Withdrawn from
      (Injected into) Storage, net                        (2,750)           2,597           (8,078)           6,094          4,106
    Other Storage                                            333              318              (40)             860          1,058
    Other Adjustments                                    107,100           97,264           73,099           85,051         93,214
                                                        --------         --------         --------         --------       --------
        Total                                           $442,422         $460,665         $394,133         $247,567       $340,575
                                                        ========         ========         ========         ========       ========

COST OF GAS PER DEKATHERM OF GAS SOLD                   $   3.45         $   3.81         $   3.17         $   2.76       $   3.29

SUPPLY AVAILABLE FOR DISTRIBUTION - DEKATHERMS (in thousands):

    Natural Gas Purchased                                138,870          129,797          127,799           86,372        106,556
    LPG                                                       --               10              121               13             52
    Transportation Gas                                    42,091           32,026           24,550           41,589         22,299
    Natural Gas Withdrawn from (Injected
      into) Storage, net                                  (3,301)              (3)          (1,142)            (750)        (1,646)
    Other Storage                                             27               16               16              (15)            25
    Company Use                                             (110)            (121)            (152)            (118)          (159)
                                                        --------         --------         --------         --------       --------

 Total                                                   177,577          161,725          151,192          127,091        127,127
                                                        ========         ========         ========         ========       ========

UTILITY CAPITAL EXPENDITURES (in thousands)             $ 93,513         $ 93,482         $ 98,258         $ 100,825      $ 105,787

GAS MAINS - MILES OF 3" EQUIVALENT                        18,200           17,800           16,900           16,700          16,300

DEGREE DAYS - SYSTEM AVERAGE:
    Actual                                                 3,339            3,471            3,993            3,144          3,567
    Normal                                                 3,612            3,611            3,606            3,617          3,630
    Percentage of Actual to Normal                            92%              96%             111%              87%            98%

PROPANE OPERATIONS:
    Revenues (in thousands)                             $ 30,789         $ 36,816         $ 44,046         $ 33,414       $ 34,972
    Volumes Sold (gallons in millions)                      34.6             36.7             49.3             38.4           41.3
    Customers (at year end)                               48,000           48,100           48,100           48,500         46,900

         During 1998, the Company delivered 143 million dekatherms of natural gas to its customers, of which 42 million dekatherms were transported for large industrial customers. This compares with 135.1 million dekatherms delivered in 1997, of which 32.7 million dekatherms were transported. In addition to this system throughput, secondary-market sales volumes increased to 34 million dekatherms in 1998 compared with 24.5 million dekatherms in 1997.

         Sales to temperature-sensitive customers, whose consumption varies with the weather, were 69.7 million dekatherms in 1998, compared with 66.8 million dekatherms in 1997. Weather which was 8% warmer than normal was experienced in 1998, compared with 4% warmer-than-normal weather in 1997. The Company sold or transported 9.1 million dekatherms to power generation customers in 1998, compared with 3.2 million dekatherms in 1997. The Company sold or transported 64.2 million dekatherms to industrial users in 1998, compared with 65 million dekatherms in 1997. Industrial sales are the most price-sensitive of the Company's markets and are largely a function of the Company's ability to obtain supplies of natural gas competitively priced with other industrial fuels.

         Except as set forth below, all natural gas distributed is transported to the Company by one or more of eight interstate pipelines, Transcontinental Gas Pipe Line Corporation (Transco), Tennessee Gas Pipeline Company (Tennessee Pipeline), Texas Eastern Transmission Corporation (Texas Eastern), Columbia Gas Transmission Company (Columbia Gas), Columbia Gulf Transmission Corporation (Columbia Gulf), National Fuel Gas Supply Corporation (National Fuel), Texas Gas Transmission Corporation (Texas Gas) and CNG Transmission Corporation
(CNG).

         As of November 1, 1998, the Company has contracted to purchase the following pipeline long-term firm transportation capacity in dekatherms of daily deliverability:

  Transco (including certain upstream arrangements with CNG, Texas Gas and National Fuel)                487,800
  Tennessee Pipeline                                                                                      74,100
  Texas Eastern                                                                                            1,700
  Columbia Gas (through arrangements with Transco and Columbia Gulf)                                      36,000
  Columbia Gulf                                                                                            5,000
                                                                                                         -------
    Total                                                                                                604,600
                                                                                                         =======

         The Company has the following additional long-term peaking capacity in dekatherms of daily deliverability through local peaking facilities, storage contracts and third-party city gate arrangements to meet the firm demands of its markets. This availability varies from five days to one year.

   Liquefied Natural Gas (LNG)                                                                           230,000
   Liquefied Petroleum Gas                                                                                 8,000
   Transco Storage                                                                                        86,000
   Columbia Gas Storage                                                                                   91,200
   Tennessee Pipeline Storage                                                                             55,900
   CNG Storage                                                                                             7,000
   Cove Point LNG                                                                                         24,000
   Third-Party City Gate Arrangements                                                                     47,100
                                                                                                         -------
     Total                                                                                               549,200
                                                                                                         =======


         The Company utilizes a "best cost" gas purchasing philosophy that seeks to purchase gas on a short- or long-term basis by weighing cost against supply security and reliability factors. Of the 138.9 million dekatherms of natural gas purchased in 1998, approximately 12% was purchased under short-term contracts of less than one year, 17% under contracts of from one to three years and 71% under contracts of over three years.

         The Company owns or has under contract 22.8 million dekatherms of storage capacity, either in the form of underground storage or LNG. This capability is used to supplement regular pipeline supplies on colder winter days when demand increases.

         For further information on gas supply and regulation, see "Gas Supply and Regulatory Proceedings" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

         Approximately 36% of annual gas deliveries in 1998 were made to industrial or large commercial customers who have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and some propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under existing regulations of the Federal Energy Regulatory Commission (FERC), it is possible for certain large commercial or industrial customers located in proximity to the interstate pipelines delivering gas to the Company to bypass the Company and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, the Company has experienced only minimal bypass activity in part because of the Company's ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

         In the residential and small commercial markets, natural gas competes primarily with electricity for such uses as cooking and water heating and with electricity and fuel oil for space heating.

          During 1998, the Company's largest customer contributed $23,898,000, or 3%, to total revenues.

         The amount of research and development costs incurred in connection with Company-sponsored research is immaterial. The Company contributes to gas industry-sponsored research projects; however, the amounts contributed to such projects are minimal.

         Compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or competitive position during 1998. For further information on environmental issues, see "Environmental Matters" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

         As of October 31, 1998, the Company had 1,841 employees, compared with 1,904 employees as of October 31, 1997.


Item 2.  Properties

         The Company's properties consist primarily of distribution systems and related facilities to serve its utility customers. The Company has constructed and owns approximately 504 miles of lateral pipelines up to 16 inches in diameter which connect the distribution systems of the Company with the transmission systems of its pipeline suppliers. Natural gas is distributed through approximately 18,200 miles (three-inch equivalent) of distribution mains. The lateral pipelines and distribution mains are located on or under public streets and highways, or private property with the permission of the individual owners.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

         (a) The Company's Common Stock is traded on the New York Stock Exchange
(NYSE). The following table provides information with respect to the high and low sales prices on the NYSE (symbol PNY) for each quarterly period for the years ended October 31, 1998 and 1997.

  1998          High          Low            1997          High         Low
----------      ----          ---         ----------       ----         ---
January 31      36 7/16       27          January 31       25 3/8       23
April 30        34 15/16      30 3/8      April 30         24 3/4       22
July 31         34 11/16      28 7/8      July 31          26 5/8       23 3/8
October 31      35 5/16       27 7/8      October 31       30 15/16     23 13/16


         (b) As of January 14, 1999, the Company's Common Stock was owned by 19,139 shareholders of record.


         (c) Information with respect to quarterly dividends paid on Common Stock for the years ended October 31, 1998 and 1997, is as follows:

               Dividends Paid                            Dividends Paid
  1998           Per Share                    1997         Per Share
----------     --------------              ----------    --------------
January 31        30.5 cents               January 31       29   cents
April 30          32.5 cents               April 30         30.5 cents
July 31           32.5 cents               July 31          30.5 cents
October 31        32.5 cents               October 31       30.5 cents

         The Company's articles of incorporation and note agreements under which long-term debt was issued contain provisions which restrict the amount of cash dividends that may be paid on Common Stock. As of October 31, 1998, all of the Company's retained earnings was free of such restrictions.

Item 6.  Selected Financial Data

         Selected financial data for the years ended October 31, 1994 through 1998, is as follows:

                                                     1998             1997            1996             1995           1994
                                                     ----             ----            ----             ----           ----
                                                                     (in thousands except per share amounts)
Margin                                            $  322,855       $  314,852       $  290,922       $257,656       $234,779
Operating Revenues                                $  765,277       $  775,517       $  685,055       $505,223       $575,354
Net Income                                        $   60,313       $   54,074       $   48,562       $ 40,310       $ 35,506
Earnings per Share of Common Stock:
   Basic                                          $     1.98       $     1.81       $     1.67       $   1.45       $   1.35
   Diluted                                        $     1.96       $     1.79       $     1.66       $   1.44       $   1.34
Cash Dividends Per Share of Common Stock          $     1.28       $    1.205       $    1.145       $  1.085       $  1.025
Average Shares of Common Stock:
   Basic                                              30,472           29,883           29,161         27,890         26,346
   Diluted                                            30,717           30,229           29,213         28,002         26,542
Total Assets                                      $1,162,844       $1,098,156       $1,067,086       $964,895       $889,233
Long-Term Debt (less current maturities)          $  371,000       $  381,000       $  391,000       $361,000       $313,000
Rate of Return on Average Common Equity                13.74%           13.42%           13.11%         12.27%         12.10%
Long-Term Debt to Total Capitalization Ratio           44.74%           47.58%           50.32%         50.42%         50.89%


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

         The Company has committed bank lines of credit totaling $75 million to finance cash requirements not generated internally. Additional uncommitted lines are also available on an as needed, if available, basis. Borrowings under the lines include bankers' acceptances, transactional borrowings and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. Outstanding borrowings against the lines of credit during 1998 ranged from zero to a high of $43 million and interest rates ranged from 5.18% to 6.12% during the year. At October 31, 1998, $32 million of short-term debt was outstanding at a weighted average interest rate of 5.55%.

         The Company had $381 million of long-term debt outstanding at October 31, 1998. Annual sinking fund requirements and maturities of this debt are $10 million in 1999 and 2000, $40 million in 2001, $10 million in 2002 and $55 million in 2003. Long-term debt retired in 1998 totaled $10 million.

         At October 31, 1998, the Company's capitalization ratio consisted of 45% long-term debt and 55% common equity. The embedded cost of long-term debt at that date was 8.28%. The return on average common equity in 1998 was 13.74%.

         Cash provided from operations and from the issuance of Common Stock through dividend reinvestment and stock purchase plans was sufficient to fund capital expenditures of $94.6 million, payments of debt principal and interest of $43.2 million and dividend payments to shareholders of $39 million.

         The Company's capital expansion program is very important in meeting the growth in the demand for natural gas evidenced by the growth in the customer base. Capital expenditures for 1998 were $93.5 million for utility operations and $1.1 million for non-utility activities. Capital expenditures totaling $106.8 million for utility operations, primarily to serve customer growth, and $2.3 million for non-utility activities are budgeted for 1999. In addition, an estimated equity contribution of $18.7 million is required in mid-1999 in connection with the construction of a liquified natural gas peak-demand facility in which a subsidiary of the Company is a partner.

Competition and Accounting for Regulated Activities

         The natural gas industry, including producers, pipelines and local gas distribution companies (LDCs), has undergone significant changes in recent years in moving toward a less-regulated marketplace. In response to the changing competitive situation, the Company is assessing the nature of its business and is exploring alternatives to the traditional utility role of purchase, sale and transportation of natural gas. Non-traditional ratemaking initiatives and market-based pricing of products and services will provide additional challenges and opportunities for the Company. The Company anticipates that opportunities for non-regulated sales will increase as competition intensifies and further retail market unbundling occurs.

         The Company accounts for its regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of

Regulation" (FAS 71). FAS 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying FAS 71, the Company has capitalized certain costs and benefits as regulatory assets and liabilities, respectively, pursuant to orders of state utility regulatory commissions, either in general rate proceedings or expense deferral proceedings, in order to provide for recovery of or refunds to utility customers in future periods. As competition increases and the Company is further subjected to the impact of deregulation, the Company may not be able to continue to apply FAS 71 to all or parts of its business. If this were to occur, the Company would be required to apply accounting standards utilized by non-regulated enterprises. At such time as the Company determines that the provisions of FAS 71 no longer apply, costs previously deferred as regulatory assets in the consolidated balance sheet would be eliminated, net of the elimination of any regulatory liabilities. The composition and amount of regulatory assets and liabilities are shown in Note 1 to the consolidated financial statements.

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

         In the Company's opinion, present rules and regulations of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) permit the pass through of interstate pipeline capacity and storage service costs and similar costs, as well as gas commodity costs from natural gas suppliers, that may be incurred under orders or regulations of the Federal Energy Regulatory Commission
(FERC). The majority of the Company's natural gas supply is purchased from producers and marketers in non-regulated transactions. The Company is permitted to recover

100% of its prudently incurred gas costs, subject to annual prudence reviews in North Carolina and South Carolina covering historical twelve-month periods. For the latest applicable periods, the NCUC and the PSCSC found the Company to be prudent in its gas purchasing practices and allowed 100% recovery of its gas costs.

         In 1996, the TRA approved a two-year experimental performance incentive plan effective July 1, 1996. The plan eliminated annual prudence reviews and established an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark rates, together with income from marketing transportation and storage capacity in the secondary market, subject to an overall annual cap of $1.6 million on gains or losses by the Company. Secondary market transactions include sales for resale, off-system sales, capacity release and other interstate transactions designed to reduce fixed gas costs during off-peak periods. The benefits of the incentive plan are the elimination of annual gas purchase prudence reviews, reduction of gas costs for ratepayers and potential earnings to shareholders by sharing in gas cost reductions. On August 18, 1998, the TRA orally approved the Company's application to evergreen or automatically renew the performance incentive plan each year. A written order is pending.

         Secondary market transactions permit the Company to market short-term gas supplies and transportation services by contract with wholesale or off-system customers. These sales contribute the smallest per-unit margin to earnings; however, the program allows the Company to act as a wholesale marketer of natural gas and transportation capacity in order to generate operating margin from sources not restricted by the capacity of the Company's retail distribution system. In North Carolina, a sharing mechanism is in effect where 75% of any margin earned is refunded to firm customers. Sales in Tennessee are included in the rate-sharing mechanism under the performance incentive plan discussed above.

         Approximately 36% of annual gas deliveries in 1998 were made to industrial or large commercial customers who have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and some propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under existing regulations of the FERC, it is possible for certain large commercial or industrial customers located in proximity to the interstate pipelines delivering gas to the Company to bypass the Company and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, the Company has experienced only minimal bypass activity in part because of the Company's ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

         In 1996, the NCUC ordered the establishment of an expansion fund for the Company and approved initial funding with supplier refunds due customers to enable the extension of natural gas service into unserved areas of the state. As of October 31, 1998, the North Carolina State Treasurer held $19.1 million in the Company's expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the consolidated balance sheet. The use of such funds will be at the discretion of the NCUC as individual project applications for unserved areas are filed by the Company and approved by the NCUC. As of October 31, 1998, no funds have been used for expansion.

         In June 1998, the Company filed a petition with the NCUC for approval of an expansion project that would extend natural gas service to the counties of Avery, Mitchell and Yancey which are currently without natural gas service. The Company also requested authority to use $26.3 million in expansion fund money to partially fund the estimated cost of the project of $31.9 million. In November 1998, the NCUC issued an order approving the Company's requests.

         In November 1995, the PSCSC approved a general increase in the Company's rates in South Carolina, effective November 7, 1995, of $7.8 million annually. The rate increase was based on a return on common equity of 12.5%. The Consumer Advocate for the State of South Carolina appealed the order of the PSCSC. On August 31, 1998, the South Carolina Supreme Court ruled that the PSCSC had failed to set forth sufficient findings of fact to support the 12.5% return. The Supreme Court also ruled that the PSCSC erred in permitting the Company to recover certain demand-side management (DSM) costs because the Company did not provide a cost-benefit analysis with respect to these costs. The matter was remanded to the PSCSC for further proceedings. On October 26, 1998, the PSCSC issued its order on remand requiring the Company to reduce its rates effective November 1, 1998, to eliminate annual DSM costs included in its rates. The Company is to account for DSM costs incurred since implementation of the DSM programs as a regulatory asset for recovery in future rates. The order also set forth the PSCSC's findings and conclusions and an analysis of relevant factors to comply with the Supreme Court's remand with respect to return on common equity. The PSCSC affirmed its allowance of the 12.5% return on common equity.

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

Results of Operations

         Net income for 1998 was $60.3 million, compared with $54.1 million in 1997 and $48.6 million in 1996. The increase in net income in 1998, compared with 1997, was primarily due to regulatory rate changes which increased rates and updated gas cost components, secondary market transactions, an increase in interest income and decreases in operations and maintenance expenses, general taxes and interest charges, partially offset by an increase in depreciation. The increase in net income in 1997, compared with 1996, was primarily due to regulatory rate changes which increased rates and updated gas cost components, secondary market transactions and an increase in interest income, partially offset by increases in operations and maintenance expenses, depreciation, general taxes and utility interest charges. Compared with the prior year, weather in the Company's service area was 4% warmer in 1998, 13% warmer in 1997 and 27% colder in 1996. Volumes of gas delivered to customers were 143 million dekatherms in 1998, compared with 135.1 million dekatherms in 1997, an increase of 6%, and 139 million dekatherms in 1996. In addition to this system throughput, secondary-market sales volumes increased to 34 million dekatherms in 1998, compared with 24.5 million dekatherms in 1997 and 9.7 million dekatherms in 1996.

         Operating revenues were $765.3 million in 1998, $775.5 million in 1997 and $685.1 million in 1996. The decrease in operating revenues in 1998 from 1997 was primarily due to a reduction in the embedded cost of gas which is a component of revenue, the shift from sales of gas to transportation on which there is no commodity cost included in revenues and increased volumes in secondary market sales which are at wholesale market rates rather than retail tariff rates. The increase in operating revenues in 1997 over 1996 was primarily due to higher rates from general rate increases in North Carolina and Tennessee and increased volumes in secondary market sales. The weather normalization adjustment mechanism (WNA) in effect in all three states is designed to offset the impact that unusually cold or warm weather has on customer billings and margin. Weather 8% warmer than normal was experienced in 1998, compared with 4% warmer-than-normal weather in 1997 and 11% colder-than-normal weather in 1996.

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

         Cost of gas was $442.4 million in 1998, $460.7 million in 1997 and $394.1 million in 1996. The decrease in 1998, compared with 1997, was primarily due to decreases in embedded gas costs, the shift from sales to transportation and increased volumes in secondary market sales which are at wholesale market rates rather than retail tariff rates. The increase in 1997, compared with 1996, was primarily due to increases in commodity costs billed to customers and secondary market sales. Increases or decreases in purchased gas costs from suppliers have no significant impact on margin as substantially all changes are passed on to customers through purchased gas adjustment procedures.

         Margin was $322.9 million in 1998, $314.9 million in 1997 and $290.9 million in 1996. The increases were primarily due to regulatory-approved changes and rate increases, increased facility charges billed to a larger base of customers due to growth and increased volumes of gas delivered, including secondary market transactions and special contract sales. WNA surcharges of $5 million and $10.6 million were collected in 1998 and 1997, respectively, compared with WNA credits of $11.6 million in 1996. The margin earned per dekatherm of gas delivered on the system decreased by $.07 in 1998 from 1997 and increased by $.21 in 1997 over 1996.

         Other operations and maintenance expenses were $119.6 million in 1998, $126.8 million in 1997 and $121.6 million in 1996. The decrease in 1998 from 1997 was primarily due to decreases in payroll, rents, advertising and the provision for uncollectibles, partially offset by increases in outside labor. The increase in 1997 over 1996 was primarily due to increases in outside labor and consulting fees, payroll and the provision for uncollectibles, partially offset by a decrease in rents and leases. As part of a plan to reduce overall operating expenses, the Company eliminated 93 positions in 1997 which reduced the utility workforce by 5% from the employee count as of the end of 1996. The workforce reduction plan resulted in a charge to operations expense of $1.8 million in the fourth quarter of 1997.

         Depreciation expense increased from $36 million to $42.2 million over the three-year period 1996 to 1998 primarily due to the growth in plant in service.

         General taxes increased from $31 million to $32.6 million over the three-year period 1996 to 1998 primarily due to increases in property taxes resulting from rate increases and additions to taxable property and state franchise taxes.

         Other income, net of income taxes, decreased to $2.3 million in 1998 from $5 million in 1996 primarily due to decreases in earnings from propane operations and energy-marketing services. Such decreases were partially offset by increases in earnings from merchandise and jobbing operations, interest earned on temporary cash investments and the allowance for funds used during construction.

         Utility interest charges were $33.2 million in 1998, $34 million in 1997 and $31.1 million in 1996. The decrease in 1998, compared with 1997, was primarily due to decreases in interest on long-term debt due to lower balances outstanding, interest on short-term debt due to lower balances outstanding but at slightly higher rates, and the portion of the allowance for funds used during construction attributable to borrowed funds. The decreases were partially offset by increases in interest on refunds due customers due to higher balances outstanding. The increase in 1997, compared with 1996, was primarily due to increases in the balances outstanding on long-term debt and increases in the balances outstanding on refunds due customers, partially offset by interest on short-term debt due to lower balances outstanding.

Environmental Matters

         The Company has owned, leased or operated manufactured gas plant (MGP) facilities at 12 sites in its three-state service area. In October 1997, the Company entered into a settlement with a third party with respect to nine of these sites. As of

October 31, 1998, the Company had an environmental liability of $1.4 million for the remaining three MGP sites not covered by the settlement. This liability is based on a generic MGP site study as site-specific evaluations have not been performed.

         The Company is authorized by its three state regulatory commissions to utilize deferral accounting, or the creation of a regulatory asset, for expenditures made in connection with environmental matters. In connection with the settlement noted above and the estimated liability for the three remaining sites, the Company has recorded a regulatory asset of $6.6 million. As of October 31, 1998, the Company had an additional regulatory asset in the amount of $427,000, net of recoveries from customers, for other environmental costs, primarily legal fees and engineering assessments.

         Further evaluations of the three remaining sites could significantly affect recorded amounts; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on financial position or results of operations.

Accounting Pronouncements

         Effective November 1, 1999, the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The Company is currently evaluating the effects of FAS 133 on financial position and results of operations.

Other Matters

         Piedmont Energy Company (PEC), a wholly owned subsidiary of the Company, has an equity interest in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company formed in July 1998. SouthStar intends to offer a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeast United States. The products and services to be offered include natural gas, electricity, fuel oil and propane, along with related retail services. Prior to May 1998, PEC was a 51% member of Resource Energy Services Company, L.L.C. (Resource Energy), a North Carolina limited liability company. Resource Energy offered natural gas acquisition, transportation and storage services to industrial users and other utilities in the southeast, mid-Atlantic and midwest regions of the United States. Effective April 30, 1998, PEC sold its interest in Resource Energy. PEC subsequently purchased certain assets from Resource Energy and transferred those assets to SouthStar. The net result of the sale of the interest in Resource Energy and the transfer of assets to SouthStar was immaterial.

Year 2000

Overview

         In 1996, the Company formed a Year 2000 Project Team and selected Keane, Inc., as the principal Year 2000 consultant. Since that time, the Company has undertaken a comprehensive enterprise-wide project to inventory, assess, remediate and test hardware, software and embedded systems intended to render them Year 2000 ready. In December 1997, the Company established a Year 2000 Sub-Committee comprised of senior-level executives to monitor Year 2000 efforts and assure that the Company's core systems would be Year 2000 ready prior to the turn of the century.

         In support of Year 2000 efforts, the Company formed a Test Management Group that has established specific testing processes and procedures that are being used with both Information Technology (IT) and non-IT systems. The testing methodology incorporates the use of various testing techniques such as regression, system, parallel, interface and stress testing. Additional testing scenarios are incorporated into the test plans to demonstrate Year 2000 readiness. The results of these tests are reviewed by the Test Management Group to validate that a particular system's functional and Year 2000 readiness testing is in accordance with the testing methodology.

         Although extensive testing is being completed prior to the system implementations, the Company will perform additional testing during 1999. During the third calendar quarter of 1999, the Company intends to conduct a final Year 2000 enterprise-wide audit to verify that all issues have been adequately addressed.

Readiness of Systems, Applications and Embedded Devices

         The Company has completed an inventory and assessment of the entire portfolio of hardware, software and embedded systems. The compliance or non-compliance of systems was based on written responses or Internet web site information from vendors. Based on those findings, a Year 2000 Master Plan was developed that outlined a remediation strategy to either repair, replace, upgrade or retire each system, application or device that was deemed non-compliant. In an effort to prioritize the Year 2000 efforts, each system, application or device was classified as either mission critical, support intensive or low impact based on certain factors that describe its relative importance to the business. These classifications and strategies were reviewed and approved by the Year 2000 Sub-Committee.

         The four criteria that were utilized to classify a system, application or device as mission critical are as follows, listed in order of importance: (1) provide for public or employee safety, (2) provide for gas supply or service to customers, (3) provide the ability to comply with regulatory or legal requirements and (4) provide a sustained level of business and income. The systems classified as support intensive are described as "systems providing a major part of the business operation but an alternative solution could be formulated and executed." Low-impact applications are defined as "systems that assist with operations but whose failure would cause only minor inconvenience."

         The Company's overall strategy is to have all mission-critical systems, applications or devices Year 2000 ready by December 31, 1998. These mission-critical systems are both IT and non-IT hardware and software and are included in the following environments: mainframe, mid-range, client/server, desktop and embedded technologies. Examples of these systems are SCADA (real-time system pressure and flow monitoring), Customer Information, Telemetering, Materials Management, Gas Management, gas leak detection devices and fire detection/alarm systems. Additionally, many of the Company's support-intensive and low-impact systems will also be Year 2000 ready by the end of December 1998. Any remaining systems are expected to be complete by the third calendar quarter of 1999.

Suppliers and Vendors

         The Company is currently evaluating the status of Year 2000 compliance efforts of critical suppliers and vendors. Following the mailing of Year 2000 inquiries and surveys to approximately 700 critical suppliers and vendors, the Company has received some level of written response from approximately 80% of the companies. These responses are being carefully analyzed to determine which, if any, supplier relationships may require further attention based on anticipated risks and business impacts to the Company. The Company, if warranted, will identify alternative vendor sources and develop contingency plans for any critical vendors considered at risk. This work effort is anticipated to be complete by the second calendar quarter of 1999.

Risks

         The Company has not yet defined specific "worst case" scenarios but will be doing so as part of its current contingency planning efforts. Management currently believes that the worst case scenarios might involve the interruption of service delivery by critical suppliers in the areas of telephone, electricity, gas supply, financial institutions, data services and materials. The loss of telecommunications voice and data traffic would be especially detrimental to the Company's core business functions and operational stability. These activities provide the means by which customers contact the Company for both standard and emergency service requests and provide the Company with internal and external links to its systems and service providers. Additionally, many of the current system contingency plans assume that the telecommunications network is operational.

         The Company currently has in place the following that will be analyzed and employed to mitigate risks, minimize potential impacts and provide safe uninterrupted service to customers:

     --  a territory-wide radio system to overcome telecommunication outages,

     -- natural gas-powered backup electrical generators at regional operations centers,

     -- liquefied natural gas facilities that can provide short-term gas supply,

     --  a hot-site disaster recovery provider for computer services, and

     --  warehouse facilities that allow stockpiling of critical supplies.

         The Company also perceives a potential risk that the interruption of basic utility services or the availability of consumer goods would impact employees on a personal level and may interfere with their availability to report to work. Many of the Company's contingency plans rely on manual processes or procedures and the ability to implement a particular plan could be impacted by staff shortages. Although the Company has not yet completed a determination of worst case scenarios or their potential impacts, it is reasonable to assume that any combination of worst case scenarios, coupled with application or system failures, would result in a material adverse effect on financial position or results of operations.

Contingency Planning

         The Company is currently analyzing and evaluating the existing disaster recovery plans as they relate to Year 2000 issues. Based on certain unique conditions or assumptions that are made, those plans will be altered or updated as dictated by business requirements. The guidelines outlined by the General Accounting Office for Year 2000 Business Continuity and Contingency Planning are being followed. The contingency planning process is taking into account facilities, suppliers, vendors, embedded technologies and critical business processes and their interdependencies. An important part of the planning process has been to assume that there will be multiple concurrent failures of systems, thus requiring an additional level of planning to compensate for any assumptions that are made within a particular contingency plan. The development of contingency plans is anticipated to be complete by the second calendar quarter of 1999. During 1999, the Company intends to test selected contingency plans based on potential risks to the Company.

Financial Impact

         The Company's total costs for Year 2000 readiness, including inventory, assessment, replacements, upgrades, repairs and testing, are estimated to be between $23 million and $25 million, of which $14.5 million has been incurred as of October 31, 1998. Total operating costs are estimated to be between $5 million and $6 million. In accordance with an order of the NCUC, the portion of the operating costs attributable to North Carolina (57% based on utility plant in service) is being deferred and amortized over a three-year period. Of the total estimated costs, the Company will capitalize costs of $18 million to $19 million to replace certain existing applications with new systems that will be Year 2000 operational and provide additional business management information and functionality. Until the Company has completed further analysis of the Year 2000 impacts on its supplier and vendor relationships and contingency planning, an estimate of any additional costs to be incurred as a result of these efforts cannot be determined. The Company has not had to defer or cancel any planned IT projects due to Year 2000 issues.

         As of October 31, 1998, the Company has expensed $3.3 million, deferred $1.1 million and capitalized $10.1 million. The Company expects that these Year 2000 costs will be funded by revenue generated from operations or through borrowings under credit agreements. The projected Year 2000 costs for fiscal 1999 comprise approximately 33% of the IT budget.

         The Company expects that all necessary systems will be Year 2000 ready by late December 1999. As progress is made, the master plan is continually revised to address the risks of Year 2000 issues, including contingency plans as appropriate to address worst case scenarios. The total capital and operating costs to be Year 2000 ready, including assessment, replacement and remediation, are not expected to significantly impact financial position or results of operations.

Disclaimer

         The Year 2000 statements in this document are Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act and are made to the best knowledge and belief of Piedmont Natural Gas Company.

Forward-Looking Statements

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements concerning plans, objectives, proposed capital expenditures and future events or performance. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results in the future may differ materially from management's present assessment of information regarding the estimated future impact of transactions and events that have occurred or are expected to occur, expected sources of liquidity and capital resources, operating trends, commitments and uncertainties. Important factors that could cause actual results to differ include:

     -- regulatory issues, including those that affect allowed rates of return, rate structure and financings,

     -- industrial, commercial and residential growth in the service territories,

     -- deregulation, unanticipated impacts of restructuring and increased competition in the energy industry,

     -- the potential loss of large-volume industrial customers due to bypass or the shift by such customers to special competitive contracts at lower per unit margins,

     --  economic and capital market conditions,

     --  ability to meet internal performance goals,

     -- the capital intensive nature of the Company's business, including development project delays or changes in project costs,

     --  changes in the availability and price of natural gas,

     --  changes in demographic patterns and weather conditions,

     --  changes in environmental requirements and cost of compliance, and

     -- unanticipated problems related to the Company's internal Year 2000 initiative as well as potential adverse consequences related to third-party Year 2000 compliance.

Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements and schedules required by this Item are listed in Item 14(a)1 and 2 in Part IV of this report.

CONSOLIDATED BALANCE SHEETS
October 31, 1998 and 1997

ASSETS

                                                      1998           1997
                                                      ----           ----
                                                         (in thousands)
Utility Plant:
  Utility plant in service                        $1,293,797      $1,224,001
    Less accumulated depreciation                    381,585         342,418
                                                  ----------      ----------
      Utility plant in service, net                  912,212         881,583
  Construction work in progress                       52,128          32,771
                                                  ----------      ----------
      Total utility plant, net                       964,340         914,354
                                                  ----------      ----------

Other Physical Property, at cost (net of
  accumulated depreciation of $17,406,000
  in 1998 and $15,947,000 in 1997)                    26,300          27,382
                                                  ----------      ----------

Current Assets:
  Cash and cash equivalents                            9,720           5,210
  Restricted cash                                     27,484          21,385
  Receivables (less allowance for doubtful
    accounts of $2,314,000 in 1998 and
    $2,027,000 in 1997)                               24,459          32,367
  Inventories:
    Gas in storage                                    42,465          47,676
    Materials, supplies and merchandise                5,673           6,781
  Deferred cost of gas                                 5,217           7,327
  Refundable income taxes                             13,897           7,115
  Prepayments                                         13,627           4,295
                                                  ----------      ----------
      Total current assets                           142,542         132,156
                                                  ----------      ----------

Deferred Charges and Other Assets:
  Unamortized debt expense (amortized
    over life of related debt on a
    straight-line basis)                               2,455           2,759
  Other                                               27,207          21,505
                                                  ----------      ----------
     Total deferred charges and other assets          29,662          24,264
                                                  ----------      ----------

        Total                                     $1,162,844      $1,098,156
                                                  ==========      ==========


See notes to consolidated financial statements.

CAPITALIZATION AND LIABILITIES

                                                                1998            1997
                                                                ----            ----
                                                                   (in thousands)
Capitalization:
   Stockholders' equity:
       Cumulative preferred stock - no par
          value - 175,000 shares authorized                 $        -      $        -
       Common stock - no par value - 100,000,000
          shares authorized; outstanding, 30,737,983
          shares in 1998 and 30,193,014 shares in 1997         279,709         262,576
       Retained earnings                                       178,559         157,250
                                                            ----------      ----------
           Total stockholders' equity                          458,268         419,826
Long-term debt                                                 371,000         381,000
                                                            ----------      ----------
          Total capitalization                                 829,268         800,826
                                                            ----------      ----------

Current Liabilities:
   Current maturities of long-term debt and sinking
       fund requirements                                        10,000          10,000
   Notes payable                                                32,000          25,000
   Accounts payable                                             67,296          65,103
   Customers' deposits                                           7,478           6,629
   Deferred income taxes                                        15,367          10,276
   Taxes accrued                                                12,893          11,041
   Refunds due customers                                        28,408          15,097
   Other                                                        12,406          12,383
                                                            ----------      ----------
          Total current liabilities                            185,848         155,529
                                                            ----------      ----------

Deferred Credits and Other Liabilities:
   Unamortized federal investment tax credits                    7,823           8,381
   Accumulated deferred income taxes                           110,851         105,249
   Other                                                        29,054          28,171
                                                            ----------      ----------
         Total deferred credits and other liabilities          147,728         141,801
                                                            ----------      ----------

           Total                                            $1,162,844      $1,098,156
                                                            ==========      ==========



See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME
For the Years Ended October 31, 1998, 1997 and 1996

                                               1998            1997            1996
                                               ----            ----            ----
                                             (in thousands except per share amounts)
Operating Revenues                          $ 765,277       $ 775,517       $ 685,055
Cost of Gas                                   442,422         460,665         394,133
                                            ---------       ---------       ---------

Margin                                        322,855         314,852         290,922
                                            ---------       ---------       ---------
Other Operating Expenses:
   Operations                                 104,933         110,689         105,822
   Maintenance                                 14,708          16,160          15,776
   Depreciation                                42,175          39,187          36,039
   Income taxes                                37,249          31,948          27,609
   General taxes                               32,633          32,882          31,047
                                            ---------       ---------       ---------
      Total other operating expenses          231,698         230,866         216,293
                                            ---------       ---------       ---------
Operating Income                               91,157          83,986          74,629
                                            ---------       ---------       ---------
Other Income:
   Non-utility activities, net of
      income taxes                                684           2,813           4,376
   Other income, net of income taxes            1,659           1,271             624
                                            ---------       ---------       ---------

      Total other income                        2,343           4,084           5,000
                                            ---------       ---------       ---------
Income Before Utility Interest Charges         93,500          88,070          79,629
                                            ---------       ---------       ---------
Utility Interest Charges:
   Interest on long-term debt                  31,507          32,429          30,120
   Allowance for borrowed funds used
      during construction (credit)             (1,242)           (712)           (783)
   Other interest                               2,922           2,279           1,730
                                            ---------       ---------       ---------
      Total utility interest charges           33,187          33,996          31,067
                                            ---------       ---------       ---------
Net Income                                  $  60,313       $  54,074       $  48,562
                                            =========       =========       =========
Average Shares of Common Stock:
      Basic                                    30,472          29,883          29,161
      Diluted                                  30,717          30,229          29,213

Earnings Per Share of Common Stock:
      Basic                                 $    1.98       $    1.81       $    1.67
      Diluted                               $    1.96       $    1.79       $    1.66


See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Years Ended October 31, 1998, 1997 and 1996

                                                  1998             1997           1996
                                                  ----             ----           ----
                                                             (in thousands)
Cash Flows from Operating Activities:
  Net income                                    $  60,313       $  54,074       $ 48,562
                                                ---------       ---------       --------

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
        Depreciation and amortization              46,113          43,441         40,107
        Deferred income taxes                      10,693           3,983         13,053
        Amortization of investment
           tax credits                               (558)           (558)          (558)
        Allowance for funds used during
           construction                            (2,611)         (1,418)        (1,419)
        Changes in assets and liabilities:
           Restricted cash                         (6,099)           (904)        (2,533)
           Receivables                              7,908              11        (11,260)
           Inventories                              6,319           3,059        (10,061)
           Other assets, net                      (19,706)         19,269        (18,053)
           Accounts payable                         2,193           4,953         21,847
           Refunds due customers                   13,311          15,029        (22,221)
           Other liabilities, net                   5,512          (1,484)         1,460
                                                ---------       ---------       --------
                  Total adjustments                63,075          85,381         10,362
                                                ---------       ---------       --------
Net cash provided by operating activities         123,388         139,455         58,924
                                                ---------       ---------       --------

Cash Flows from Investing Activities:
  Utility construction expenditures               (90,898)        (92,057)       (96,759)
  Other                                            (1,112)         (1,594)        (2,876)
                                                ---------       ---------       --------
Net cash used in investing activities             (92,010)        (93,651)       (99,635)
                                                ---------       ---------       --------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net            7,000         (14,000)        25,500
  Proceeds from issuance of
    long-term debt                                   --              --           40,000
  Retirement of long-term debt                    (10,000)        (10,000)        (7,000)
  Issuance of common stock through
    dividend reinvestment and
    employee stock plans                           15,136          14,420         14,787
  Dividends paid                                  (39,004)        (36,008)       (33,393)
                                                ---------       ---------       --------
Net cash provided by (used in)
    financing activities                          (26,868)        (45,588)        39,894
                                                ---------       ---------       --------
Net Increase (Decrease) in Cash and
    Cash Equivalents                                4,510             216           (817)
Cash and Cash Equivalents at
  Beginning of Year                                 5,210           4,994          5,811
                                                ---------       ---------       --------
Cash and Cash Equivalents at End of Year        $   9,720       $   5,210       $  4,994
                                                =========       =========       ========
Cash Paid During the Year for:
  Interest                                      $  33,226       $  33,324       $ 31,435
  Income taxes                                  $  47,139       $  34,636       $ 52,087


See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
For the Years Ended October 31, 1998, 1997 and 1996


                                                  1998          1997          1996
                                                --------      --------      --------
                                                           (in thousands)
Balance at Beginning of Year                    $157,250      $139,184      $124,015
Net Income                                        60,313        54,074        48,562
                                                --------      --------      --------
    Total                                        217,563       193,258       172,577
Deduct:
    Dividends declared on common
        stock ($1.28 a share in 1998,
        $1.205 in 1997 and $1.145 in 1996)        39,004        36,008        33,393
                                                --------      --------      --------
Balance at End of Year                          $178,559      $157,250      $139,184
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

B. Utility Plant and Depreciation.

         Utility plant is stated at original cost, including direct labor and materials, allocable overheads and an allowance for borrowed and equity funds used during construction (AFUDC). The weighted average accrual rate for AFUDC was 9.55% for 1998, 9.46% for 1997 and 9.39% for 1996. The portion of AFUDC attributable to equity funds is included in other income, and the portion attributable to borrowed funds is shown as a reduction of utility interest charges. The costs of property retired are removed from utility plant and such costs, including removal costs net of salvage, are charged to accumulated depreciation.

         Depreciation expense is computed using the straight-line method applied to average depreciable costs. The ratio of depreciation provisions to average depreciable property balances was 3.43% for 1998, 3.41% for 1997 and 3.40% for 1996.

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

E. Income Taxes.

         Deferred income taxes are provided for differences between the book and tax basis of assets and liabilities, principally attributable to accelerated tax depreciation and the timing of the recording of revenues and cost of gas. Deferred investment tax credits are amortized to income over the estimated useful life of the related property.

F. Operating Revenues.

         Revenues are recognized from meters read on a monthly cycle basis which results in unrecognized revenue from the cycle date through month end. The cost of gas delivered to customers but not yet billed under the cycle-billing method is deferred.

G. Earnings Per Share.

         Basic earnings per share are computed based on the weighted average number of shares of Common Stock outstanding during each period. Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (FAS 128), which requires the presentation of a diluted earnings per share amount. A reconciliation of basic and diluted earnings per share for the years ended October 31, 1998, 1997 and 1996, is presented below:

                             1998         1997         1996
                             ----         ----         ----
                         (in thousands except per share amounts)
Net Income                 $60,313      $54,074      $48,562
                           =======      =======      =======

Average shares of
 Common Stock
 outstanding for
 basic earnings
 per share                  30,472       29,883       29,161

Contingently issuable
 shares under
 the long-term
 incentive plan                245          346           52
                           -------      -------      -------

Average shares of
 dilutive stock             30,717       30,229       29,213
                           =======      =======      =======

Earnings Per Share:
 Basic                     $  1.98      $  1.81      $  1.67
 Diluted                   $  1.96      $  1.79      $  1.66


H. Rate-Regulated Basis of Accounting.

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

         The Company monitors the regulatory and competitive environment in which it operates to determine that its regulatory assets continue to be probable of recovery. If the Company, at some point in the future, determines that all or a portion of these regulatory assets no longer meet the criteria for continued application of FAS 71, then the Company would be required to write off that portion which it could not recover, net of any regulatory liabilities which would be deemed no longer necessary.

         The amounts recorded as regulatory assets and liabilities in the consolidated balance sheets at October 31, 1998 and 1997, are summarized as follows:


                                 1998         1997
                               -------      -------
                                  (in thousands)
Regulatory Assets
Unamortized debt expense       $ 2,455      $ 2,759
Environmental                    7,037        6,916
Pipeline transition costs        2,532        3,578
Demand-side management           3,214          413
Deferred Year 2000 costs         1,132          384
Deferred pension expense         1,016        1,016
Other                            1,419        1,594
                               -------      -------
         Total                 $18,805      $16,660
                               =======      =======

Regulatory Liabilities
Refunds due customers          $28,408      $15,097
Excess deferred taxes           13,017       13,327
Deferred incentive plan            455          563
                               -------      -------
         Total                 $41,880      $28,987
                               =======      =======

I. Statement of Cash Flows.

         For purposes of reporting cash flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

J. Segment Reporting.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring performance. The Company is principally engaged in the gas distribution industry and has no other reportable industry segments.

K.  Other Recently Issued Accounting Standards.

         SFAS No. 130, "Reporting Comprehensive Income" (FAS 130), requires the reporting and display of comprehensive income and its components in an entity's financial statements. The Company has no items of other comprehensive income in any period presented.

         SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" (FAS 132), standardizes the disclosure requirements for pensions and other postretirement benefits. The Company has adopted FAS 132.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), requires all derivative instruments to be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period either in other comprehensive income or in current earnings depending on the use of the derivative and whether it qualifies for hedge accounting. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of FAS 133 on financial position and results of operations.

L.  Use of Estimates.

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

M. Reclassifications.

         Certain financial statement items for 1997 and 1996 have been reclassified to conform with the 1998 presentation.


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

         The Company has been operating in an unbundled environment with all of its interstate pipelines for several years under Federal Energy Regulatory Commission (FERC) Order 636. In the Company's opinion, present rules and regulations of the NCUC, the PSCSC and the TRA permit the pass through to customers of interstate pipeline capacity and storage service costs and similar costs that may be incurred under Order 636. Through 1998, the Company has recovered substantially all such costs through purchased gas adjustment procedures.

         In 1996, the NCUC ordered the establishment of an expansion fund for the Company and approved initial funding with supplier refunds due customers to enable the extension of natural gas service into unserved areas of the state. As of October 31, 1998, the North Carolina State Treasurer held $19.1 million in the Company's expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash. The use of such funds will be at the discretion of the NCUC as individual project applications for unserved areas are filed by the Company and approved by the NCUC. As of October 31, 1998, no funds have been used for expansion.

         In June 1998, the Company filed a petition with the NCUC for approval of an expansion project that would extend natural gas service to the counties of Avery, Mitchell and Yancey which are currently without natural gas service. The Company also requested authority to use $26,300,000 in expansion fund money to partially fund the estimated cost of the project of $31,900,000. In November 1998, the NCUC issued an order approving the Company's requests.

         In November 1995, the PSCSC approved a general increase in the Company's rates in South Carolina, effective November 7, 1995, of $7,800,000 annually. The rate increase was based on a return on common equity of 12.5%. The Consumer Advocate for the State of South Carolina appealed the order of the PSCSC. On August 31, 1998, the South Carolina Supreme Court ruled that the PSCSC had failed to set forth sufficient findings of fact to support the 12.5% return. The Supreme Court also ruled that the PSCSC erred in permitting the Company to recover certain demand-side management (DSM) costs because the Company did not provide a cost-benefit analysis with respect to these costs. The matter was remanded to the PSCSC for further proceedings. On October 26, 1998, the PSCSC issued its order on remand requiring the Company to reduce its rates effective November 1, 1998, to eliminate annual DSM costs included in its rates. The Company is to account for DSM costs incurred since implementation of the DSM programs as a regulatory asset for recovery in future rates. The order also set forth the PSCSC's findings and conclusions and an analysis of relevant factors to comply with the Supreme Court's remand with respect to return on common equity. The PSCSC affirmed its allowance of the 12.5% return on common equity.

         In December 1996, the TRA issued an order in a general rate case proceeding permitting the Company to increase its margin in Tennessee, effective January 1, 1997, by $4,400,000 annually. The TRA's decision was confirmed by a written decision in February 1997 (the February Order). The Tennessee Consumer Advocate filed several pleadings with the TRA arguing, among other things, that the Company was not entitled to recover the increased rates prior to the date of the February Order. All parties in this proceeding, including the Company, petitioned the

TRA to reconsider the February Order. In June 1997, the TRA issued an order denying all motions and upholding its previous orders. In August 1997, the Consumer Advocate petitioned the Court of Appeals for a review of the TRA's orders. On July 1, 1998, the Court of Appeals affirmed the February Order.

3. Long-Term Debt

      Long-term debt at October 31, 1998 and 1997, is summarized as follows:

                                1998           1997
                                ----           ----
                                  (in thousands)
Senior Notes:
  9.19%, due 2001            $ 30,000      $ 30,000
  10.02%, due 2003             20,000        24,000
  10.06%, due 2004             12,000        14,000
  10.11%, due 2004             24,000        28,000
  9.44%, due 2006              35,000        35,000
  8.51%, due 2017              35,000        35,000
Medium-Term Notes:
  6.23%, due 2003              45,000        45,000
  6.87%, due 2023              45,000        45,000
  8.45%, due 2024              40,000        40,000
  7.40%, due 2025              55,000        55,000
  7.50%, due 2026              40,000        40,000
                             --------      --------
     Total                    381,000       391,000
Less current maturities        10,000        10,000
                             --------      --------
     Total                   $371,000      $381,000
                             ========      ========


         Annual sinking fund requirements and maturities through 2003 are $10,000,000 in 1999 and 2000, $40,000,000 in 2001, $10,000,000 in 2002 and
$55,000,000 in 2003.

      The Company's articles of incorporation and note agreements under which long-term debt was issued contain provisions which restrict the amount of cash dividends that may be paid on Common Stock. At October 31, 1998, all of the Company's retained earnings was free of such restrictions.

4. Capital Stock

         The changes in Common Stock for the years ended October 31, 1996, 1997 and 1998, are summarized as follows:

                                                Shares         Amount
                                              ----------      --------
                                                           (in thousands)
Balance, October 31, 1995                     28,835,004      $230,964
  Issue to participants in the Employee
     Stock Purchase Plan (SPP)                    27,713           577
  Issue to the Dividend Reinvestment and
   Stock Purchase Plan (DRIP)                    635,046        14,210
  Issue to participants in the
       long-term incentive plan (LTIP)            51,105         1,156
                                              ----------      --------
Balance, October 31, 1996                     29,548,868       246,907
  Issue to SPP                                    24,948           555
  Issue to DRIP                                  568,482        13,865
  Issue to LTIP                                   50,716         1,249
                                              ----------      --------
Balance, October 31, 1997                     30,193,014       262,576
  Issue to SPP                                    18,668           555
  Issue to DRIP                                  464,040        14,582
  Issue to LTIP                                   62,261         1,996
                                              ----------      --------
Balance, October 31, 1998                     30,737,983      $279,709
                                              ==========      ========

         At October 31, 1998, 1,826,833 shares of Common Stock were reserved for issuance as follows:

SPP                             226,960
DRIP                            607,873
LTIP                            992,000
                              ---------
  Total                       1,826,833
                              =========


5.       Financial Instruments and Related Fair Value

         The Company has committed bank lines of credit totaling $75,000,000 to finance current cash requirements. Additional uncommitted lines are also available on an as needed, if available, basis. Borrowings under the lines, with maturity dates of less than 90 days, include bankers' acceptances, transactional borrowings and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. At October 31, 1998, the lines of credit were on either a fee basis or compensating balance basis, with average annual balance requirements of $300,000.

         At October 31, 1998, outstanding notes payable consisted of $25,000,000 in bankers' acceptances and $7,000,000 in overnight cost-plus loans. The weighted average interest rate on such borrowings was 5.5%.

         The Company's principal business activity is the sale and transportation of natural gas to customers located in North Carolina, South Carolina and Tennessee. At October 31, 1998, gas receivables totaled $18,565,000 and other receivables totaled $8,208,000. The uncollected balance of installment receivables which have been transferred with recourse was $20,969,000 and $23,184,000 at October 31, 1998 and 1997, respectively. The Company has provided an adequate allowance for any receivables which may not be ultimately collected, including the receivables transferred with recourse.

         Effective January 1, 1998, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FAS 125). The adoption of FAS 125 did not have a material effect on financial position or results of operations.

         The carrying amounts in the consolidated balance sheets of cash and cash equivalents, restricted cash, receivables, notes payable and accounts payable approximate their fair values due to the short-term maturities of these financial instruments. Based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings, the estimated fair values of long-term debt at October 31, 1998 and 1997, including current portion, are as follows:


                           1998                    1997
                     -----------------       -----------------
                     Carrying    Fair        Carrying    Fair
                      Amount     Value        Amount     Value
                     --------   ------       --------    -----
                                  (in thousands)
Long-term debt       $381,000   $435,840     $391,000    $425,148

         The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair values. The fair value amounts are not intended to reflect principal amounts that the Company will ultimately be required to pay.

         The Company engages in minimal derivative products activities, such as exchange-traded futures and over-the-counter forward contracts, to manage commodity price and basis risk when appropriate. The hedging activities permit the Company to translate physical market activities into a common pricing index against which transaction values will be measured at the margin. Under internal Company guidelines, limited speculative positions are permitted in the derivatives market or in the form of fixed price gas supply contracts. The Company's derivative products activity is not material to financial position or results of operations.

         A subsidiary of the Company is a member of SouthStar Energy Services LLC (SouthStar) which enters into derivative instruments to hedge its exposure to the impact of price and basis fluctuations on gas contracts. SouthStar utilizes a balanced book approach for matching sales to customers and supply from third parties. Market risk is managed through adherence to open position limits, signature authorizations and day-to-day commercial procedures maintained by SouthStar. Risk of loss is mitigated by continually assessing such risks in the context of the business and the structure of deals. All hedge transactions are subject to a risk management policy, approved by SouthStar's Board of Directors, which does not permit speculative positions. SouthStar's derivative products activity is not material to the Company's financial position or results of operations.

6. Employee Benefit Plans

         The Company has a defined-benefit pension plan for the benefit of substantially all full-time regular employees. Plan benefits are generally based on credited years of service and the level of compensation during the five consecutive years of the last ten years prior to retirement during which the participant received his or her highest compensation. The Company's policy is to fund the plan in an amount not in excess of the amount that is deductible for income tax purposes under applicable federal regulations. Plan assets consist primarily of marketable securities and cash equivalents. The plan is amended from time to time in accordance with changes in tax law.

         The Company provides certain postretirement health care and life insurance benefits to substantially all full-time regular employees. As of October 31, 1998, the liability associated with such benefits was funded in irrevocable trust funds which can only be used to pay the benefits.

         A reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended October 31, 1998 and 1997, and a statement of the funded status as of October 31, 1998 and 1997, are presented below:

                                                 Pension Benefits               Other Benefits
                                                 ----------------               --------------
                                             1998              1997            1998         1997
                                             ----              ----            ----         ----
                                                                 (in thousands)
Change in benefit obligation

Obligation at beginning of year             $ 112,330       $ 106,962       $ 21,941       $ 19,418

Service cost                                    5,228           5,146            620            627

Interest cost                                   7,663           7,251          1,489          1,367

Plan amendments                                 1,624            --             --             --

Actuarial (gain) loss                           1,641          (2,074)           512          2,701

Benefit payments                               (8,914)         (4,955)        (1,626)        (2,172)
                                            ---------       ---------       --------       --------

Obligation at end of year                   $ 119,572       $ 112,330       $ 22,936       $ 21,941
                                            =========       =========       ========       ========

Change in fair value of plan assets

Fair value of plan assets at beginning      $ 141,540       $ 117,646       $  4,709       $  3,137
of year

Actual return on plan assets                   16,827          24,827            232            202

Employer contributions                           --             4,022          3,412          2,368

Benefit payments                               (8,914)         (4,955)        (1,181)          (998)
                                            ---------       ---------       --------       --------

Fair value of plan                          $ 149,453       $ 141,540       $  7,172       $  4,709
assets at end of year                       =========       =========       ========       ========

Funded status

Funded status at end of year                $  29,881       $  29,210       $(15,764)      $(17,232)

Unrecognized transition obligation                 75              90         13,948         14,878

Unrecognized prior-service cost                 4,969           3,805           --             --

Unrecognized (gain)loss                       (42,849)        (39,703)         4,270          3,705
                                            ---------       ---------       --------       --------

Prepaid (accrued) benefit cost              $  (7,924)      $  (6,598)      $  2,454       $  1,351
                                            =========       =========       ========       ========

         The amounts recognized in the consolidated balance sheets as of October 31, 1998 and 1997, are presented below:

                              Pension Benefits           Other Benefits
                              ----------------           --------------
                             1998          1997        1998          1997
                             ----          ----        ----          ----
                                            (in thousands)

Prepaid benefit cost       $  --         $  --         $2,454      $1,351

Accrued benefit             (7,924)       (6,598)        --          --
liability                  -------       -------       ------      ------


Net amount recognized      $(7,924)      $(6,598)      $2,454      $1,351
                           =======       =======       ======      ======


         Net periodic benefit cost for the years ended October 31, 1998, 1997 and 1996, includes the following components:


                                       Pension Benefits                           Other Benefits
                                       ----------------                           --------------
                            1998           1997           1996          1998          1997         1996
                            ----           ----           ----          ----          ----         ----
                                                           (in thousands)
Service cost              $  5,228       $  5,146       $ 5,215       $   620       $   627       $   657

Interest cost                7,663          7,251         6,891         1,489         1,367         1,342

Expected return on         (11,474)       (10,139)       (9,361)         (393)         (377)         (289)
plan assets

Amortization of                 15             15            15           930           930           930
transition
obligation

Amortization of                459            417           417          --            --            --
prior-service cost

Amortization of net
(gain) loss                   (565)          (297)         --             108            25          --
                          --------       --------       -------       -------       -------       -------

Net periodic benefit
cost                      $  1,326       $  2,393       $ 3,177       $ 2,754       $ 2,572       $ 2,640
                          ========       ========       =======       =======       =======       =======


         Unrecognized prior service costs are amortized over the average remaining service period for active employees. The unrecognized net transition asset is amortized over the average remaining service period for active employees expected to receive benefits under the plan as of the date of transition. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active employees. The method of amortization in all cases is straight-line.

         The weighted average assumptions used in the measurement of the Company's benefit obligation as of October 31, 1998, 1997 and 1996, are presented below:

                                 Pension Benefits                Other Benefits
                                 ----------------                --------------
                            1998       1997      1996       1998      1997        1996
                            ----       ----      ----       ----      ----        ----
Discount rate               6.5%       6.75%     7.0%       6.75%      7.0%       7.25%

Expected long-term          9.5%       9.5%      9.5%       9.5%       9.5%       9.5%
rate of return on
plan assets

Rate of compensation        4.5%       4.75%     5.0%       4.5%       4.75%      5.0%
increase


         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the medical plans is 8.25% for 1999, declining gradually to 4% in 2005 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                 1% Increase    1% Decrease
                                 -----------    -----------
                                       (in thousands)
Effect on total of service and
interest cost components of
net periodic postretirement
health care benefit cost            $  107        $   94

Effect on the health care
component of the accumulated
postretirement benefit
obligation                          $1,431        $1,261


         The Company maintains salary investment plans which are profit-sharing plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Tax Code), which include qualified cash or deferred arrangements under Tax Code
Section 401(k). Employees who have completed six months of service are eligible to participate.

Participants are permitted to defer a portion of their base salary to the plans, with the Company matching a portion of the participants' contributions. All contributions vest immediately. For the years ended October 31, 1998, 1997, and 1996, the Company contributed $2,135,000, $2,172,000 and $2,173,000, respectively, to the plans.

7. Income Taxes

   The components of income tax expense for the years ended October 31, 1998, 1997 and 1996, are as follows:

                                                     1998                      1997                         1996
                                                     ----                      ----                         ----
                                            Federal       State        Federal        State         Federal        State
                                            -------       -----        -------        -----         -------        -----
                                                                           (in thousands)
Income taxes charged to operations:
 Current                                   $ 23,101       $4,912      $ 24,074       $ 5,311       $ 11,966       $3,215
 Deferred                                     8,035        1,759         2,696           425         11,224        1,762
 Amortization of
  investment tax
  credits                                      (558)        --            (558)         --             (558)        --
                                           --------       ------      --------       -------       --------       ------
    Total                                    30,578        6,671        26,212         5,736         22,632        4,977
                                           --------       ------      --------       -------       --------       ------
Income taxes charged to other income:
 Current                                        451          208         2,101          (261)         2,683          568
 Deferred                                       834           65           127           735             52           16
                                           --------       ------      --------       -------       --------       ------
    Total                                     1,285          273         2,228           474          2,735          584
                                           --------       ------      --------       -------       --------       ------
Total income tax expense                   $ 31,863       $6,944      $ 28,440       $ 6,210       $ 25,367       $5,561
                                           ========       ======      ========       =======       ========       ======

   A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 1998, 1997 and 1996, is as follows:

                                              1998           1997           1996
                                              ----           ----           ----
                                                         (in thousands)
Federal taxes at 35%                        $ 34,692       $ 31,054       $ 27,822
State income taxes, net of
 federal benefit                               4,510          4,037          3,614
Amortization of investment tax credits          (558)          (558)          (558)
Other, net                                       163            117             50
                                            --------       --------       --------
Total income tax expense                    $ 38,807       $ 34,650       $ 30,928
                                            ========       ========       ========

         At October 31, 1998 and 1997, deferred income taxes consisted of the following temporary differences:


                                                         1998           1997
                                                         ----           ----
                                                             (in thousands)
Excess of tax over book depreciation and tax and
 book asset basis differences                         $ 116,966       $ 110,746
Revenues and cost of gas                                 21,112          14,384
Long-term incentive plan                                 (5,037)         (4,027)
Regulatory liability related to SFAS No. 109             (4,531)         (4,622)
Pension expense                                             225             800
Other, net                                               (2,517)         (1,756)
                                                      ---------       ---------
     Net deferred income taxes                        $ 126,218       $ 115,525
                                                      =========       =========

         Total deferred income tax liabilities were $145,669,000 and $132,808,000 and total deferred income tax assets were $19,451,000 and $17,283,000 at October 31, 1998 and 1997, respectively.

8. Subsidiary and Non-Utility Activities

         Piedmont Energy Company (PEC), a wholly owned subsidiary of the Company, has an equity interest in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company formed in July 1998. SouthStar intends to offer a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeast United States. The products and services to be offered include natural gas, electricity, fuel oil and propane, along with related retail services. Prior to May 1998, PEC was a 51% member of Resource Energy Services Company, L.L.C. (Resource Energy), a North Carolina limited liability company. Resource Energy offered natural gas acquisition, transportation and storage services to industrial users and other utilities in the southeast, mid-Atlantic and midwest regions of the United States. Effective April 30, 1998, PEC sold its interest in Resource Energy. PEC subsequently purchased certain assets from Resource Energy and transferred those assets to SouthStar. The net result of the sale of the interest in Resource Energy and the transfer of assets to SouthStar was immaterial.

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

         Piedmont Interstate Pipeline Company (Piedmont Interstate), a wholly owned subsidiary of the Company, is a 35% member of Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company that is currently constructing a liquified natural gas (LNG) peak-demand facility in North Carolina with the peaking service scheduled to be available during the winter of 1999-2000. Storage capacity will be four billion cubic feet with vaporization capability of 400 million cubic feet per day. The Company has subscribed to one-half of this capacity. Pine Needle has made arrangements to finance the construction through construction loans, with permanent financing at the end of the construction period. A portion of this permanent financing will include an estimated equity contribution of $18,700,000 by Piedmont Interstate in mid-1999.

         Piedmont Propane Company, a wholly owned subsidiary of the Company, markets propane and propane appliances to residential, commercial and industrial customers within and adjacent to the Company's three-state natural gas service area.

         Operating revenues shown in the consolidated financial statements represent revenues from utility operations only. Non-utility revenues as a percentage of total revenues, including utility operations, were 5% in 1998 and 1997 and 7% in 1996. No single non-utility activity accounted for greater than 6% of total revenues in any year. Income from non-utility activities as a percentage of total net income was 1% in 1998, 5% in 1997 and 9% in 1996. No single non-utility activity accounted for more than 6% of net income in any year.

9.  Environmental Matters

         The Company has owned, leased or operated manufactured gas plant (MGP) facilities at 12 sites in its three-state service area. In October 1997, the Company entered into a settlement with a third party with respect to nine of these sites. As of October 31, 1998, the Company had an environmental liability of $1,360,000 for the remaining three MGP sites not covered by the settlement. This liability is based on a generic MGP site study as site-specific evaluations have not been performed.

         The Company is authorized by its three state regulatory commissions to utilize deferral accounting, or the creation of a regulatory asset, for expenditures made in connection with environmental matters. In connection with the settlement noted above and the estimated liability for the three remaining sites, the Company has recorded a regulatory asset of $6,610,000. As of October 31, 1998, the Company had an additional regulatory asset in the amount of $427,000, net of recoveries from customers, for other environmental costs, primarily legal fees and engineering assessments.

         Further evaluations of the three remaining sites could significantly affect recorded amounts; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on financial position or results of operations.

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

INDEPENDENT AUDITORS' REPORT

Piedmont Natural Gas Company, Inc.

         We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the Company) as of October 31, 1998 and 1997, and the related statements of consolidated income, retained earnings and cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the supplemental consolidated financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 18, 1998

QUARTERLY FINANCIAL DATA

         Quarterly financial data for 1998 and 1997 is summarized as follows:

                                                                               Earnings
                                                                             Per Share of
                Operating                  Operating         Net             Common Stock
                Revenues       Margin        Income         Income         Basic      Diluted
----------------------------------------------------------------------------------------------
                               (in thousands except per share amounts)
1998

January 31      $313,255      $123,093      $ 46,994       $ 41,249       $   1.36    $   1.35

April 30        $261,477      $113,981      $ 42,926       $ 35,463       $   1.17    $   1.16

July 31         $103,026      $ 45,499      $  3,083       $ (6,253)      $   (.20)   $   (.20)

October 31      $ 87,519      $ 40,282      $ (1,846)      $(10,146)      $   (.33)   $   (.33)


1997

January 31      $312,533      $118,370      $ 43,387       $ 37,312       $   1.26    $   1.26

April 30        $259,306      $109,119      $ 39,623       $ 32,274       $   1.08    $   1.08

July 31         $103,997      $ 47,143      $  3,692       $ (5,777)      $   (.19)   $   (.19)

October 31      $ 99,681      $ 40,220      $ (2,716)      $ (9,735)      $   (.32)   $   (.32)


         The pattern of quarterly earnings is the result of the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months. Basic earnings per share are calculated based on the weighted average number of shares outstanding during the quarter. The annual amount may differ from the total of the quarterly amounts due to changes in the number of shares outstanding during the year.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Information required under this item with respect to directors is contained in the Company's proxy statement filed with the Securities and Exchange Commission (SEC) on or about January 27, 1999, and is incorporated herein by reference.

         The names, ages and positions of all of the executive officers of the Company as of October 31, 1998, are listed below along with their business experience during the past five years.

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

                                              Business Experience
Name, Age and Position                        During Past Five Years
----------------------                        ----------------------
John H. Maxheim, 64                           Elected in 1984.
Chairman of the Board, President
     and Chief Executive Officer

Ware F. Schiefer, 60                          Elected in 1995.
Executive Vice President                      Prior to his election, he
                                              was Senior Vice
                                              President-Marketing and
                                              Gas Supply.

David J. Dzuricky, 47                         Elected in 1995.
Senior Vice President-Finance                 From 1993 until his
                                              election, he was Vice
                                              President and Treasurer
                                              of Consolidated Natural
                                              Gas Company, Pittsburgh,
                                              Pennsylvania.

Ray B. Killough, 50                           Elected in 1993.
Senior Vice President-Operations

Thomas E. Skains, 42                          Elected in 1995.
Senior Vice President-Gas Supply              Prior to his election, he
    and Services                              was Senior Vice
                                              President, Transportation
                                              and Customer Services, of
                                              Transcontinental Gas Pipe
                                              Line Corporation,
                                              Houston, Texas.

John L. Clark, Jr., 55                        Elected in February 1998.
Vice President-Tennessee                      Prior to his election, he
    Operations                                was Vice President-
                                              Operations of the
                                              Nashville Division.

Ted C. Coble, 55                              Elected in 1982.
Vice President and Treasurer, and
  Assistant Secretary

Stephen D. Conner, 50                         Elected in 1990.
Vice President-Corporate
  Communications

Nicholas Emanuel, 49                          Elected in February 1998.
Vice President-Engineering                    Prior to his election, he
                                              was Director-Engineering.

Charles W. Fleenor, 48                        Elected in 1987.
Vice President-Gas Supply

Paul C. Gibson, 59                            Elected in 1986.
Vice President-Rates

Barry L. Guy, 54                              Elected in 1986.
Vice President and Controller

Donald F. Harrow, 43                          Elected in 1992.
Vice President-Governmental Relations


Dale C. Hewitt, 53                            Elected in 1993.
Vice President-North Carolina
  Operations

Richard A. Linville, 51                       Elected in 1997.
Vice President-Human Resources                Prior to his election, he
                                              was Vice President-Human
                                              Resources of Harriet and
                                              Henderson Yarns, Inc.,
                                              Henderson, North Carolina.

Kevin M. O'Hara, 40                           Elected in 1993.
Vice President-Corporate Planning

William R. Pritchard, Jr., 55                 Elected in 1986.
Vice President-Information
  Services

Martin C. Ruegsegger, 48                      Elected in 1997.
Vice President, Corporate Counsel             From 1993 until his election,
    and Secretary                             he was Corporate Secretary.

David L. Trusty, 41                           Elected in 1997.
Vice President-Marketing                      Prior to his election, he
                                              was Vice President-
                                              Marketing of the Nashville
                                              Division.

Ranelle Q. Warfield, 41                       Elected in 1997.
Vice President-Customer Services              Prior to her election,
                                              she was Director-Marketing.

Bartlett C. Winkler, 62                       Elected in 1997.
Vice President-Piedmont Propane               Prior to his election, he
                                              was Vice President-
                                              Marketing.

William D. Workman, III, 58                   Elected in 1993.
Vice President-South Carolina
    Operations


Item 11.  Executive Compensation

         Information required under this item is contained in the Company's proxy statement filed with the SEC on or about January 27, 1999, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

    (a)    Security Ownership of Certain Beneficial Owners

           Information with respect to security ownership of certain beneficial owners is contained in the Company's proxy statement filed with the SEC on or about January 27, 1999, and is incorporated herein by reference.

    (b)    Security Ownership of Management

           Information with respect to security ownership of directors and officers is contained in the Company's proxy statement filed with the SEC on or about January 27, 1999, and is incorporated herein by reference.

    (c)    Changes in Control

           The Company knows of no arrangements or pledges which may result in a change in control.


Item 13.  Certain Relationships and Related Transactions

         Information with respect to certain transactions with directors is contained in the Company's proxy statement filed with the SEC on or about January 27, 1999, and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

      (a)    1.        FINANCIAL STATEMENTS

             The following consolidated financial statements of the Company and its subsidiaries and the related independent auditors' report for the year ended October 31, 1998, are included in Item 8 of this report as follows:

                                                                                Page
                                                                                ----
      Consolidated Balance Sheets - October 31, 1998 and 1997                    22
      Statements of Consolidated Income - Years Ended
         October 31, 1998, 1997 and 1996                                         24
      Statements of Consolidated Cash Flows - Years Ended
         October 31, 1998, 1997 and 1996                                         25
      Statements of Consolidated Retained Earnings - Years
         Ended October 31, 1998, 1997 and 1996                                   26
      Notes to Consolidated Financial Statements                                 27
      Management's Responsibility for Financial Reporting                        42
      Independent Auditors' Report                                               43

      (a)    2.        SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                                Page
                                                                                ----
      II  Valuation and Qualifying Accounts                                      59

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

         10.1     Copy of the Company's Executive Long-Term Incentive Plan
                  (Exhibit 99.1, Registration Statement No. 333-34435).

         10.2     Copy of Employment Agreement between the Company and John H.
                  Maxheim, dated February 26, 1993 (Exhibit 10.4, Form 10-K for the fiscal year ended October 31, 1993).

         10.3     Copy of Articles of Organization of Cardinal Pipeline
                  Company, L.L.C., dated April 5, 1994 (Exhibit 10.1, Form 10-Q for the quarterly period ended April 30, 1994).

         10.4     Copy of Operating Agreement of Cardinal Pipeline Company,
                  L.L.C., dated March 23, 1994 (Exhibit 10.2, Form 10-Q for the quarterly period ended April 30, 1994).

         10.5 Copy of Construction, Operating and Management Agreement by and between Public Service Company of North Carolina, Inc.
                  and Cardinal Pipeline Company, L.L.C., dated March 23, 1994
                  (Exhibit 10.3, Form 10-Q for the quarterly period ended April
                  30, 1994).

         10.6     Copy of Service Agreement under Rate Schedule LG-A, dated
                  January 15, 1971, between the Company and Transcontinental
                  Gas Pipe Line Corporation (Exhibit 67, Registration Statement
                  No. 2-59631).

         10.7     Copy of Service Agreement (5,900 Mcf per day) (Contract No.
                  4995), dated August 1, 1991, between the Company and
                  Transcontinental Gas Pipe Line Corporation (Exhibit 10.20,
                  Form 10-K for the fiscal year ended October 31, 1991).

         10.8 Copy of Service Agreement under Rate Schedule WSS (69,701 mcf per day) (Contract No. 26419-001), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line
                  Corporation (Exhibit 10.10, Form 10-K for the fiscal year ended October 31, 1995).

         10.9 Copy of Service Agreement FT-Incremental Mainline (6,222 Mcf per day) (Contract No. 2268), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation
                  (Exhibit 10.16, Form 10-K for the fiscal year ended October
                  31, 1992).

         10.10    Copy of Service Agreement (FT, 205,200 Mcf per day) (Contract
                  No. 3702), dated February 1, 1992, between the Company and
                  Transcontinental Gas Pipe Line Corporation (Exhibit 10.20,
                  Form 10-K for the fiscal year ended October 31, 1992).

         10.11    Copy of Service Agreement (Contract #800059) (SCT, 1,677
                  Dt/day), dated June 1, 1993, between the Company and Texas
                  Eastern Transmission Corporation (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1993).

         10.12    Copy of Gas Transportation Agreement for Use Under FT-A Rate
                  Schedule (Contract No. 237) (FTA, 130,000 Dt/day), dated
                  September 1, 1993, between the Company and Tennessee Gas
                  Pipeline Company (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1993).

         10.13    Copy of Gas Storage Contract for Use Under Rate Schedule FS
                  (Contract No. 2400) (672,091 Dt total capacity), dated
                  September 1, 1993, between the Company and Tennessee Gas
                  Pipeline Company (Exhibit 10.31, Form 10-K for the fiscal year ended October 31, 1993).

         10.14    Copy of Service Agreement under Rate Schedule GSS, dated
                  October 1, 1993, between the Company and Transcontinental Gas
                  Pipe Line Corporation (Exhibit 10.22, Form 10-K for the fiscal year ended October 31, 1995).

         10.15    Copy of FTS Service Agreement (23,000 Dt/day), dated November
                  1, 1993, between the Company and Columbia Gas Transmission
                  Corporation (Exhibit 10.24, Form 10-K for the fiscal year ended October 31, 1994).

         10.16 Copy of Service Agreement under Rate Schedule FSS (2,263,920 dekatherm storage capacity quantity, 37,000 dekatherm maximum daily storage deliverability) (Contract No. 38015), dated
                  November 1, 1993, between the Company and Columbia Gas
                  Transmission Corporation (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1994).

          10.17   Copy of Service Agreement under Rate Schedule SST (Winter:
                  10,000 Dt/day; Summer: 5,000 Dt/day) (Contract No. 38052), dated November 1, 1993, between the Company and Columbia Gas
                  Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1994).

          10.18 Copy of FSS Service Agreement (10,000 dekatherms per day daily storage quantity) (Contract No. 38017), dated November
                  1, 1993, between the Company and Columbia Gas Transmission
                  Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1995).

          10.19   Copy of SST Service Agreement (37,000 dekatherms per day)
                  (Contract No. 38054), dated November 1, 1993, between the
                  Company and Columbia Gas Transmission Corporation (Exhibit
                  10.27, Form 10-K for the fiscal year ended October 31, 1995).

          10.20   Copy of Service Agreement (20,504 Mcf per day), dated June 6,
                  1994, between the Company and Transcontinental Gas Pipe Line
                  Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1995).

          10.21   Copy of FTS-1 Service Agreement (5,000 dekatherms per day)
                  (Contract No. 43462), dated September 14, 1994, between the
                  Company and Columbia Gulf Transmission Company (Exhibit
                  10.30, Form 10-K for the fiscal year ended October 31, 1995).

          10.22   Copy of FTS 1 Service Agreement (23,455 Dt per day)(Contract
                  No. 43461), dated September 14, 1994, between the Company and
                  Columbia Gulf Transmission Company (Exhibit 10.23, Form 10-K for the fiscal year ended October 31, 1996).

          10.23   Copy of Letter of Agreement of Amendment No. 1 to Gas Storage
                  Service Agreement (50,798 Mcf maximum storage withdrawal per day) (Contract No. 6815), dated July 1, 1995, between the
                  Company and Tennessee Gas Pipeline Company (Exhibit 10.24,
                  Form 10-K for the fiscal year ended October 31, 1996).

          10.24   Copy of Letter of Agreement of Amendment No. 1 to Gas Storage
                  Service Agreement (6,190 Mcf maximum storage withdrawal per day) (Contract No. 2400), dated July 1, 1995, between the
                  Company and Tennessee Gas Pipeline Company (Exhibit 10.25,
                  Form 10-K for the fiscal year ended October 31, 1996).

          10.25   Copy of Firm Transportation Agreement (FT/NT), dated
                  September 22, 1995, between the Company and Texas Gas
                  Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1996).

          10.26   Copy of Service Agreement Applicable to Transportation of
                  Natural Gas Under Rate Schedule FT (X-74 Assignment) (12,875
                  Dt per day), dated October 18, 1995, between the Company and CNG Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1996).

          10.27   Copy of FT Service Agreement #01632 (24,995 Dt per day,
                  NIPPS), dated October 18, 1995, between the Company and
                  National Fuel Gas Supply Corporation (Exhibit 10.28, Form
                  10-K for the fiscal year ended October 31, 1996).

          10.28 Copy of Service Agreement (Southern Expansion, FT 53,000 Mcf per day peak winter months, 47,700 Mcf per day shoulder winter months) (Contract No. 0.4189), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line
                  Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1996).

          10.29   Copy of Service Agreement (24,140 Mcf per day) (Contract No.
                  1.1996 NIPPS), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit
                  10.30, Form 10-K for the fiscal year ended October 31, 1996).

          10.30   Copy of Service Agreement (12,785 Mcf per day) (Contract No.
                  1.1994, FT/NT), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit
                  10.31, Form 10-K for the fiscal year ended October 31, 1996).

          10.31   Copy of Rate Schedule GSS Service Agreement, dated May 15,
                  1996, between the Company and CNG Transmission Corporation
                  (Exhibit 10.32, Form 10-K for the fiscal year ended October
                  31, 1996).

         10.32    Copy of Employment Agreement between the Company and David J.
                  Dzuricky, dated May 31, 1996 (Exhibit 10.33, Form 10-K for the fiscal year ended October 31, 1996).

         10.33    Copy of Employment Agreement between the Company and Ray B.
                  Killough, dated May 31, 1996 (Exhibit 10.34, Form 10-K for the fiscal year ended October 31, 1996).

         10.34    Copy of Employment Agreement between the Company and Ware F.
                  Schiefer, dated May 31, 1996 (Exhibit 10.35, Form 10-K for the fiscal year ended October 31, 1996).

         10.35    Copy of Employment Agreement between the Company and Thomas
                  E. Skains, dated May 31, 1996 (Exhibit 10.36, Form 10-K for the fiscal year ended October 31, 1996).

         10.36 Copy of Service Agreement (SE95/96), dated June 25, 1996, between the Company and Transcontinental Gas Pipe Line
                  Corporation (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1996).

         10.37    Copy of FSS Service Agreement (25,000 dekatherms per day)
                  (Contract No. 49775), dated November 22, 1995, between the
                  Company and Columbia Gas Transmission Corporation (Exhibit
                  10.38, Form 10-K for the fiscal year ended October 31, 1997).

         10.38 Copy of SST Service Agreement (25,000 dekatherms per day peak winter months, 12,500 dekatherms per day shoulder months)
                  (Contract No. 49773), dated November 22, 1995, between the
                  Company and Columbia Gas Transmission Corporation (Exhibit
                  10.39, Form 10-K for the fiscal year ended October 31, 1997).

         10.39 Copy of FSS Service Agreement (1,150,166 dekatherms storage capacity quantity, 19,169 dekatherms maximum daily storage deliverability) (Contract No. 49777), dated November 22,
                  1995, between the Company and Columbia Gas Transmission
                  Corporation.

         10.40 Copy of Columbia Gas SST Service Agreement (19,169 dekatherms per day) dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation.

          10.41   Copy of Transco Sunbelt Service Agreement & Precedent
                  Agreement (41,400 dekatherms of transportation contract quantity per day), dated January 24, 1997, between the Company and Transcontinental Gas Pipe Line Corporation.

          10.42 Copy of CNG Service Agreement (7,000 dekatherms per day), dated May 15, 1996, between the Company and CNG Transmission
                  Corporation.

          12      Computation of Ratio of Earnings to Fixed Charges.

          23      Independent Auditors' Consent.

          27      Financial Data Schedule (for Securities and Exchange
                  Commission use only).

          99      Annual Report on Form 11-K.


   (b)   Reports on Form 8-K

             None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 1999.

                                PIEDMONT NATURAL GAS COMPANY, INC.
                                ----------------------------------
                                         (Registrant)


                                By:  /s/ John H. Maxheim
                                     -------------------
                                     John H. Maxheim
                                     Chairman of the Board, President
                                     and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 26, 1999.

     Signature                     Title
     ---------                     -----


/s/ John H. Maxheim         Chairman of the Board,
---------------------       President and Chief
John H. Maxheim             Executive Officer, and
                            Director


/s/ David J. Dzuricky       Senior Vice President-
----------------------      Finance
David J. Dzuricky           (Principal Financial
                            Officer)


/s/ Barry L. Guy            Vice President and
---------------------       Controller (Principal
Barry L. Guy                Accounting Officer)

     Signature                    Title
     ---------                    -----


/s/ Jerry W. Amos                Director
-----------------------------
Jerry W. Amos


/s/ C. M. Butler III             Director
-----------------------------
C. M. Butler III


/s/ Sam J. DiGiovanni            Director
-----------------------------
Sam J. DiGiovanni


/s/ John W. Harris               Director
-----------------------------
John W. Harris


                                 Director
-----------------------------
Muriel W. Helms


/s/ John F. McNair III           Director
-----------------------------
John F. McNair III


/s/ Ned R. McWherter             Director
-----------------------------
Ned R. McWherter


/s/ Walter S. Montgomery, Jr.    Director
-----------------------------
Walter S. Montgomery, Jr.


                                 Director
-----------------------------
Donald S. Russell, Jr.


/s/ John E. Simkins, Jr.         Director
-----------------------------
John E. Simkins, Jr.

                                                                    Schedule II

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
              For the Years Ended October 31, 1998, 1997 and 1996

---------------------------------------------------------------------------------
                  Balance at        Additions                           Balance
                  Beginning         Charged to         Deductions        at End
Description       of Period      Costs and Expenses        (A)          of Period
---------------------------------------------------------------------------------

                                (in thousands)

Allowance for doubtful accounts:

    1998           $2,027            $2,508              $2,221          $2,314

    1997            1,960             3,922               3,855           2,027

    1996              972             2,846               1,858           1,960





(A) Uncollectible accounts written off, net of recoveries and adjustments.

                       Piedmont Natural Gas Company, Inc.
                                   Form 10-K
                   For the Fiscal Year Ended October 31, 1998

                                    Exhibits

10.39 Copy of FSS Service Agreement (1,150,166 dekatherms storage capacity quantity, 19,169 dekatherms maximum daily storage deliverability)(Contract No. 49777), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation.

10.40 Copy of Columbia Gas SST Service Agreement (19,169 dekatherms per day) dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation.

10.41          Copy of Transco Sunbelt Service Agreement & Precedent Agreement
               (41,400 dekatherms of transportation contract quantity per day), dated January 24, 1997, between the Company and Transcontinental
               Gas Pipe Line Corporation.

10.42 Copy of CNG Service Agreement (7,000 dekatherms per day), dated May 15, 1996, between the Company and CNG
               Transmission Corporation.

12             Computation of Ratio of Earnings to Fixed Charges.

23             Independent Auditors' Consent.

27 Financial Data Schedule (for Securities and Exchange use only).

99             Annual Report on Form 11-K.