Form 10-Q
period 1999-01-31
PIEDMONT NATURAL GAS CO INC
filed 1999-03-12
CIK 78460

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________________ to ____________________

Commission file number 1-6196
                       ------

                       Piedmont Natural Gas Company, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                   56-0556998
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

1915 Rexford Road, Charlotte, North Carolina                    28211
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code       704-364-3120
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at March 5, 1999
--------------------------                         ----------------------------
Common Stock, no par value                                 30,924,595


                               Page 1 of 17 pages

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                             January 31,     October 31,
                                                                1999            1998
                                                              Unaudited       Audited
                                                             -----------    -----------
                       ASSETS

Utility Plant, at original cost                             $ 1,367,212     $ 1,345,925
  Less accumulated depreciation                                 391,518         381,585
                                                            -----------     -----------

    Utility plant, net                                          975,694         964,340
                                                            -----------     -----------

Other Physical Property (net of accumulated
  depreciation of $17,729 in 1999 and $17,406 in 1998)           26,078          26,300
                                                            -----------     -----------

Current Assets:
  Cash and cash equivalents                                       8,755           9,720
  Restricted cash                                                31,758          27,484
  Receivables (less allowance for doubtful
    accounts of $2,225 in 1999 and $2,314 in 1998)              110,533          24,459
  Gas in storage                                                 42,317          42,465
  Deferred cost of gas                                           14,585           5,217
  Refundable income taxes                                        13,897          13,897
  Other                                                           9,719          19,300
                                                            -----------     -----------
    Total current assets                                        231,564         142,542
                                                            -----------     -----------

Deferred Charges and Other Assets                                28,412          29,662
                                                            -----------     -----------

      Total                                                 $ 1,261,748     $ 1,162,844
                                                            ===========     ===========
              CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock equity:
    Common stock                                            $   285,084     $   279,709
    Retained earnings                                           209,109         178,559
                                                            -----------     -----------
      Total common stock equity                                 494,193         458,268
  Long-term debt                                                371,000         371,000
                                                            -----------     -----------
      Total capitalization                                      865,193         829,268
                                                            -----------     -----------

Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                                    10,000          10,000
  Notes payable                                                  64,000          32,000
  Accounts payable                                               68,389          67,296
  Deferred income taxes                                          22,841          15,367
  Taxes accrued                                                  24,647          12,893
  Refunds due customers                                          38,073          28,408
  Other                                                          14,873          19,884
                                                            -----------     -----------
    Total current liabilities                                   242,823         185,848
                                                            -----------     -----------

Deferred Credits and Other Liabilities                          153,732         147,728
                                                            -----------     -----------

      Total                                                 $ 1,261,748     $ 1,162,844
                                                            ===========     ===========


See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
            Condensed Statements of Consolidated Income (Unaudited)
                    (in thousands except per share amounts)



                                                  Three Months                Twelve Months
                                                     Ended                        Ended
                                                   January 31                   January 31
                                            -----------------------      ----------------------
                                               1999           1998          1999          1998
                                               ----           ----          ----          ----

Operating Revenues                          $ 255,742      $ 313,255     $ 707,763     $ 776,239
Cost of Gas                                   134,186        190,162       386,445       456,664
                                            ---------      ---------     ---------     ---------

Margin                                        121,556        123,093       321,318       319,575
                                            ---------      ---------     ---------     ---------

Other Operating Expenses:
  Operations                                   24,678         25,565       104,046       109,279
  Maintenance                                   3,621          3,372        14,957        15,195
  Depreciation                                 10,712         10,491        42,397        39,950
  General taxes                                 9,496         11,489        30,640        32,949
  Income taxes                                 25,543         25,182        37,614        34,617
                                            ---------      ---------     ---------     ---------
    Total other operating expenses             74,050         76,099       229,654       231,990
                                            ---------      ---------     ---------     ---------

Operating Income                               47,506         46,994        91,664        87,585
Other Income, Net                               1,343          2,525         1,153         4,036
                                            ---------      ---------     ---------     ---------

Income Before Utility Interest Charges         48,849         49,519        92,817        91,621
Utility Interest Charges                        8,285          8,270        33,189        33,610
                                            ---------      ---------     ---------     ---------

Net Income                                  $  40,564      $  41,249     $  59,628     $  58,011
                                            =========      =========     =========     =========


Average Shares of Common Stock:
   Basic                                       30,822         30,274        30,610        30,041
   Diluted                                     31,054         30,580        30,878        30,332

Earnings Per Share of Common Stock:
   Basic                                    $    1.32      $    1.36     $    1.95     $    1.93
   Diluted                                  $    1.31      $    1.35     $    1.93     $    1.91

Cash Dividends Per Share
  of Common Stock                           $   0.325      $   0.305     $    1.30     $    1.22



See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
          Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)


                                                                 Three Months                 Twelve Months
                                                                    Ended                         Ended
                                                                  January 31                    January 31

                                                           -----------------------       ------------------------
                                                             1999           1998           1999            1998
                                                             ----           ----           ----            ----

Cash Flows from Operating Activities:
  Net income                                               $ 40,564       $ 41,249       $ 59,628       $  58,011
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                           11,713         11,539         46,318          44,150
     Other, net                                               1,883          1,922          2,395           9,633
     Change in operating assets and liabilities             (58,963)       (27,248)       (17,218)         10,984
                                                           --------       --------       --------       ---------
  Net cash provided by (used in) operating activities        (4,803)        27,462         91,123         122,778
                                                           --------       --------       --------       ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                         (21,478)       (16,558)       (95,818)        (87,677)
  Other                                                        (345)          (310)        (1,147)         (1,768)
                                                           --------       --------       --------       ---------
    Net cash used in investing activities                   (21,823)       (16,868)       (96,965)        (89,445)
                                                           --------       --------       --------       ---------

Cash Flows from Financing Activities:
  Increase in bank loans, net                                32,000          5,000         34,000           4,000
  Retirement of long-term debt                                   --             --        (10,000)        (10,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                     3,675          3,688         15,123          14,608
  Dividends paid                                            (10,014)        (9,238)       (39,780)        (36,649)
                                                           --------       --------       --------       ---------
    Net cash provided by (used in)
      financing activities                                   25,661           (550)          (657)        (28,041)
                                                           --------       --------       --------       ---------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                            (965)        10,044         (6,499)          5,292
Cash and Cash Equivalents at Beginning
   of Period                                                  9,720          5,210         15,254           9,962
                                                           --------       --------       --------       ---------

Cash and Cash Equivalents at End of Period                 $  8,755       $ 15,254       $  8,755       $  15,254
                                                           ========       ========       ========       =========

Cash Paid During the Period for:
  Interest                                                 $ 11,343       $ 11,492       $ 33,077       $  34,136
  Income taxes                                             $  1,733       $  2,514       $ 46,357       $  36,612



See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Independent auditors have not audited the condensed consolidated financial statements. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our 1998 Annual Report.

2. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at January 31, 1999, and October 31, 1998, and the results of operations and cash flows for the three months and twelve months ended January 31, 1999 and 1998.

        We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

3. Our business is seasonal in nature. The results of operations for the three-month period ended January 31, 1999, do not necessarily reflect the results to be expected for the full year.

4. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur when common stock equivalents are added to common shares outstanding. Shares that may be issued under the long-term incentive plan are our only common stock equivalents. A reconciliation of basic and diluted earnings per share is shown below:


                                                           Three Months              Twelve Months
                                                              Ended                      Ended
                                                            January 31                 January 31
                                                            ----------                 ----------
                                                        1999          1998         1999         1998
                                                        ----          ----         ----         ----
                                                           (in thousands except per share amounts)

Net Income                                            $ 40,564      $ 41,249     $ 59,628     $ 58,011
                                                      ========      ========     ========     ========

Average shares of common stock outstanding for
  basic earnings per share                              30,822        30,274       30,610       30,041
Contingently issuable shares under the long-term
  incentive plan                                           232           306          268          291
                                                      --------      --------     --------     --------

Average shares of dilutive stock                        31,054        30,580       30,878       30,332
                                                      ========      ========     ========     ========

Earnings Per Share:
     Basic                                            $   1.32      $   1.36     $   1.95     $   1.93
     Diluted                                          $   1.31      $   1.35     $   1.93     $   1.91

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Our discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements concerning plans, objectives, proposed capital expenditures and future events or performance are some of the items included in forward-looking statements. Our statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, we can give no assurances that these expectations will be achieved. Important factors that could cause actual results to differ include:

         - regulatory issues, including those that affect allowed rates of return, rate structure and financings,
         - industrial, commercial and residential growth in the service territories,
         - deregulation, unanticipated impacts of restructuring and increased competition in the energy industry,
         - the potential loss of large-volume industrial customers due to bypass or the shift by such customers to special competitive contracts at lower per unit margins,
         -        economic and capital market conditions,
         -        ability to meet internal performance goals,
         - the capital intensive nature of our business, including development project delays or changes in project costs,
         -        changes in the availability and price of natural gas,
         -        changes in demographic patterns and weather conditions,
         - changes in environmental requirements and cost of compliance, and
         - unexpected problems related to our internal Year 2000 initiative as well as potential adverse consequences related to third-party Year 2000 compliance.


Financial Condition

We finance current cash requirements through operating cash flows, the issuance of new common stock through dividend reinvestment and employee stock purchase plans and short-term borrowings. Various banks provide lines of credit totaling $75 million for these direct short-term borrowings. We sell common stock and long-term debt to cover cash requirements when market or other conditions require such long-term financing.

Our natural gas business is seasonal in nature causing fluctuations in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers. From April 1 to October 31, we build up natural gas inventories by injecting gas into storage for sale in the colder months. Inventory of stored gas decreased and accounts receivable and accounts payable increased from October 31, 1998, to January 31, 1999, due to this seasonality and the demand for gas during the winter season. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above and short-term debt. The capital expansion program supports our approximately 4% current annual growth in customer base. Utility construction expenditures for the three months ended January 31, 1999, were $22.3 million, compared with $17 million for the same period in 1998. Utility construction expenditures for the twelve-month period ended January 31, 1999, were $98.8 million, compared with $89.2 million for the same period in 1998.

At January 31, 1999, our capitalization consisted of 43% in long-term debt and 57% in common equity.

Results of Operations

We will discuss the results of operations for the three months and twelve months ended January 31, 1999, compared with the same periods of 1998.

Margin

Margin (operating revenues less cost of gas) for the three months ended January 31, 1999, decreased $1.5 million compared with the same period in 1998 primarily for the reasons listed below.

         - Delivered volumes of natural gas, which we refer to as system throughput, decreased from the same period in 1998 by 6.4 million dekatherms, a 13% decrease.
         - Weather was 18% warmer than the same period in 1998, and 19% warmer than normal.

Decreases in margin for the three-month period were partially offset by the following increases.

         - Volumes from secondary market sales increased over the same period in 1998 by 4 million dekatherms, a 4% increase. Secondary market sales include sales for resale, off-system sales, capacity release and other interstate transactions.
         - The warmer weather generated operating revenues of $10.8 million from the weather normalization adjustment (WNA). The WNA is designed to offset the impact of unusually cold or warm weather on customer billings and operating margin. The same period in 1998 reflected decreased operating revenues from the WNA by $781,000 as the weather was only 2% warmer than normal.

Margin for the twelve months ended January 31, 1999, increased $1.7 million compared with the same period in 1998 primarily for the reasons listed below.

         -        The state commissions approved rate changes affecting margin.
         - Volumes from secondary market sales increased over the same period in 1998 by 7.5 million dekatherms, a 25% increase.
         - Weather was 17% warmer than normal and 13% warmer than the same period in 1998 and generated $16.5 million in operating revenues from the WNA. The same period in 1998 reflected increased operating revenues of $8.1 million from the WNA from 5% warmer-than-normal weather.

Decreased system throughput offset the margin increase for the twelve months ended January 31, 1999, compared with the same period in 1998. These sales and transportation volumes for the current twelve-month period decreased from the 1998 period by 1.3 million dekatherms, a 1% decrease.

Our rate schedules include provisions permitting the recovery of prudently incurred gas costs. Regulatory commissions in North Carolina and South Carolina require annual prudence reviews covering a historical twelve-month period; however, such review is not required in Tennessee. We revise rates in all three states periodically without formal rate proceedings to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are added to or deducted from cost of gas and included in refunds due customers in the financial statements.

Operations and Maintenance Expenses

Operations and maintenance expenses for the three months ended January 31, 1999, compared with the same period in 1998 decreased by $638,000 primarily for the reasons listed below.

         -        Decrease in provision for uncollectibles,
         -        Decrease in advertising expenses and
         -        Decrease in office supplies expenses.

Increases in payroll and outside labor partially offset these decreases for the three months ended January 31, 1999, compared with the same period in 1998.

Operations and maintenance expenses for the twelve months ended January 31, 1999, compared with the same period in 1998 decreased by $5.5 million primarily for the reasons listed below.

         -        Decrease in payroll,
         -        Decrease in transportation expenses,
         -        Decrease in rental payments,
         -        Decrease in provision for uncollectibles,
         -        Decrease in risk insurance expenses,
         -        Decrease in advertising expenses and
         -        Decrease in outside consultants expenses.

An increase in outside labor expenses partially offset these decreases for the twelve months ended January 31, 1999, compared with the same period in 1998.

General Taxes

General taxes for the three months ended January 31, 1999, compared with the same period in 1998 decreased by $2 million primarily for the reasons listed below.

         - Decrease in gross receipts taxes from lower sales to customers,
         -        Decrease in franchise taxes,
         -        Decrease in property taxes and
         -        Decrease in payroll taxes.

General taxes for the twelve months ended January 31, 1999, compared with the same period in 1998 decreased by $2.3 million primarily for the reasons listed below.

         - Decrease in gross receipts taxes from lower sales to customers,
         -        Decrease in franchise taxes and
         -        Decrease in payroll taxes.

An increase in property taxes partially offset these decreases for the twelve months ended January 31, 1999, compared with the same period in 1998.

Other Income

Other income for the three months ended January 31, 1999, compared with the same period in 1998 decreased by $1.2 million. Other income for the twelve months ended January 31, 1999, compared with the same period in 1998 decreased by $2.9 million. The primary reasons for these decreases are listed below.

         - Decrease in earnings from propane operations due to warmer weather and
         -        Decrease in earnings from energy marketing services.

An increase in the allowance for funds used during construction partially offset these decreases.

Utility Interest Charges

Utility interest charges for the three months ended January 31, 1999, compared with the same period in 1998 increased by only $15,000 primarily due to an increase in interest on short-term debt due to higher amounts outstanding at lower interest rates. A decrease in interest on long-term debt from lower amounts of debt outstanding partially offset this increase.

Utility interest charges for the twelve months ended January 31, 1999, compared with the same period in 1998 increased slightly by $421,000. The primary reasons for the increase are listed below.

         -        Increase in interest on short-term debt due to higher amounts outstanding but at slightly lower interest rates and
         -        Increase in interest on refunds due customers due to higher amounts outstanding.

A decrease in interest on long-term debt from lower amounts of debt outstanding partially offset these increases.

Year 2000

Overview

In 1996, we formed a Year 2000 Project Team and selected a consulting firm to help us. Since that time, we have undertaken a comprehensive company-wide project to inventory, assess, remediate and test hardware, software and embedded systems intended to make them Year 2000 ready. In December 1997, we formed a Year 2000 Sub-Committee composed of senior-level executives to monitor Year 2000 efforts and assure that our core systems would be Year 2000 ready prior to the turn of the century.

In support of Year 2000 efforts, we also formed a Test Management Group that has established specific testing processes and procedures that are being used with both Information Technology (IT) and non-IT systems. The testing methodology includes the use of various testing techniques such as regression, system, parallel, interface and stress testing. Test plans include additional testing scenarios to demonstrate Year 2000 readiness. The Test Management Group reviews the results of these tests to ensure that a particular system's functional and Year 2000 readiness testing matches the testing methodology.

Although extensive testing is being completed prior to the system implementations, we will perform additional testing during 1999. During the third calendar quarter of 1999, we intend to conduct a final Year 2000 company-wide review to verify that all issues have been adequately addressed.

Readiness of Systems, Applications and Embedded Devices

We have completed an inventory and assessment of the entire portfolio of hardware, software and embedded systems. The compliance or non-compliance of systems was based on written responses or Internet web site information from vendors. Based on those findings, we developed a Year 2000 Master Plan that outlined a remediation strategy to either repair, replace, upgrade or retire each system, application or device that was deemed non-compliant. In an effort to prioritize the Year 2000 efforts, we classified each system, application or device as either mission critical, support intensive or low impact based on certain factors that describe its relative importance to the business. The Year 2000 Sub-Committee reviewed and approved these classifications and strategies.

The four criteria used to classify a system, application or device as mission critical are as follows, listed in order of importance:

         -        provide for public or employee safety,
         -        provide for gas supply or service to customers,
         - provide the ability to comply with regulatory or legal requirements and
         -        provide a sustained level of business and income.

Support-intensive systems are described as "systems providing a major part of the business operation but an alternative solution could be formulated and executed." Low-impact applications are defined as "systems that assist with operations but whose failure would cause only minor inconvenience."

We completed the implementation of Year 2000 ready solutions for our mission-critical applications by December 31, 1998. Examples of these applications are SCADA (real-time system pressure and flow monitoring), Customer Information, Telemetering, Materials Management, Gas Management, Accounts Payable, General Ledger and Asset Management. Many of our support-intensive and low-impact applications were also Year 2000 ready by the end of December 1998. We expect all remaining applications to be complete by September 30, 1999.

We completed the inventory and assessment of embedded systems and found that approximately 4% of the devices have a Year 2000 impact. We developed a remediation strategy for each of the impacted devices and implementation of those strategies will be complete by April 30, 1999. In many cases, the current availability of hardware or software components from the vendor affects our ability to implement Year 2000 ready solutions in a more timely manner.

Suppliers and Vendors

We are currently evaluating the status of Year 2000 compliance efforts of critical suppliers and vendors. Following the mailing of Year 2000 inquiries and surveys to approximately 700 critical suppliers and vendors, we received some level of written response from approximately 80% of the companies. We are analyzing these responses to determine which, if any, supplier relationships may require further attention based on our anticipated risks and business impacts. We will identify alternative vendor sources and develop contingency plans for any critical vendors considered at risk if necessary. We anticipate this work effort will be complete by June 30, 1999.

Risks

The Year 2000 Sub-Committee reviewed and approved ten specific "worst case" scenarios. We designated plan owners for each scenario and they are developing contingency plans to address each of the items. Worst case scenarios are as follows:

         -        Electrical Outages
         -        Telecommunication Outages
         -        Natural Gas Shortages
         -        Water Outages
         -        Vehicle Fuel Shortages
         -        Staff Shortages
         -        Postal Service Outages
         -        Data Center Services Outages
         -        Emergency Response Impacts
         -        Financial Institution Impacts

We currently have in place the following that can be used to mitigate risks, minimize potential impacts and provide safe uninterrupted service to customers:

         - a territory-wide radio system to overcome telecommunication outages,
         - natural gas-powered backup electrical generators at regional operations centers,
         - liquefied natural gas facilities that can provide short-term gas supply,
         - a hot-site disaster recovery provider for computer services and
         - warehouse facilities that allow stockpiling of critical supplies.

Contingency Planning

We are currently analyzing and evaluating the existing disaster recovery plans as they relate to Year 2000 issues. Based on certain unique conditions or assumptions that are made, we will alter or update our plans as dictated by business requirements. We follow the guidelines outlined by the General Accounting Office for Year 2000 Business Continuity and Contingency Planning. The contingency planning process takes into account facilities, suppliers, vendors, embedded technologies and critical business processes and their interdependencies. The planning process assumes that there will be multiple concurrent failures of systems, thus requiring an additional level of planning to compensate for any assumptions that are made within a particular contingency plan. We anticipate the development of contingency plans will be complete by June 30, 1999. During the third calendar quarter of 1999, we intend to test selected contingency plans based on potential risks.

In an effort to reduce our risk from staff shortages, we established a new policy regarding the vacation schedules of personnel before and after January 1, 2000. The policy states that employee vacations will be suspended during the last two weeks of December 1999 and the month of January 2000. The policy provides for certain exceptions and reserves the right for management to determine final work or vacation schedules based on the needs of our business and customers.

Although we have not yet completed the contingency planning process, it is reasonable to assume that any combination of worst case scenarios, coupled with application or system failures, would result in a material adverse effect on financial position or results of operations.

Financial Impact

We estimate our total costs for Year 2000 readiness, including inventory, assessment, replacements, upgrades, repairs and testing, to be between $23 million and $25 million, of which $17.8 million has been incurred as of January 31, 1999. Total operating costs are estimated to be between $4 million and $5 million. By order of the North Carolina Utilities Commission, we defer and amortize over a three-year period the portion of the operating costs attributable to North Carolina (57% based on utility plant in service). Of the total estimated costs, we will capitalize costs of $19 million to $20 million to replace certain existing applications with new systems that will be Year 2000 operational and provide additional business management information and functionality. Until we have completed further analysis of the Year 2000 impacts on our supplier and vendor relationships and contingency planning, an estimate of any additional costs to be incurred as a result of these efforts cannot be determined. We have not had to defer or cancel any planned IT projects due to Year 2000 issues.

At January 31, 1999, we have expensed $3.9 million, deferred $1.5 million and capitalized $12.4 million. We expect that these Year 2000 costs will be funded by revenue generated from operations or through borrowings under existing credit agreements. The projected Year 2000 costs for fiscal 1999 comprise approximately 33% of the IT budget.

We expect that all necessary systems will be Year 2000 ready by late September 1999. As progress is made, we continually revise the master plan to address the risks of Year 2000 issues, including contingency plans as appropriate to address worst case scenarios. We do not expect the total capital and operating costs associated with Year 2000 readiness, including assessment, replacement and remediation, to significantly impact financial position or results of operations.

Disclaimer

The Year 2000 statements in this document are Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act and are made to the best of our knowledge and belief.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on February 26, 1999, to elect four directors and to ratify the selection of independent auditors. The record date for determining the shareholders entitled to receive notice of and to vote at the meeting was January 14, 1999. We solicited proxies for the meeting according to section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's solicitations.

Shareholders elected all of management's nominees for director as listed in the proxy statement for terms expiring in 2002 by the following votes:


                              Shares         Shares        Shares
                              Voted          Voted          NOT
                               FOR         WITHHELD        VOTED
                              ------       --------        -----

Muriel W. Helms             25,518,710      257,008      5,045,010

Ned R. McWherter            25,529,337      246,381      5,045,010

Donald S. Russell, Jr.      25,551,215      224,503      5,045,010

John E. Simkins, Jr.        25,518,544      257,174      5,045,010

Directors C. M. Butler III, Sam J. DiGiovanni, John W. Harris and John F. McNair III continue to hold office until 2000. Directors Jerry W. Amos, John H. Maxheim and Walter S. Montgomery, Jr., continue to hold office until 2001.

Shareholders approved the selection by the Board of Directors of the firm of Deloitte & Touche LLP as our independent auditors for the fiscal year ending October 31, 1999, by the following vote:


               Shares         Shares          Shares         Shares
               Voted          Voted           Voted           NOT
                FOR          AGAINST        ABSTAINING       VOTED
               -----         -------        ----------       -----

            25,552,561       70,475           152,682      5,045,010

Item 5.   Other Information

Expansion Funds

As previously reported, the North Carolina Utilities Commission (NCUC) ordered the establishment of an expansion fund for us and approved initial funding with supplier refunds due customers to enable the expansion of natural gas service into unserved areas of the state. At January 31, 1999, the North Carolina State Treasurer held $27.7 million in our expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the consolidated balance sheet. The NCUC decides the use of these funds as we file individual project applications for unserved areas.

In June 1998, we filed a petition with the NCUC for approval of an expansion project that would extend natural gas service to the counties of Avery, Mitchell and Yancey. In that petition, we also requested authority to use $26.3 million in expansion fund money to pay a portion of the estimated cost of the project of $31.9 million. In November 1998, the NCUC issued an order approving our requests.

On January 26, 1999, we filed an affidavit with the NCUC proposing an alternate route of the pipeline to these counties at the direction of the National Forest Service at an additional cost of $1.5 million. On February 5, the Carolinas Utilities Customers Association filed a motion for an evidentiary hearing on the approval of the increased costs, and on February 18, the NCUC scheduled a hearing for March 16. The outcome of this proceeding cannot be determined at this time.

Corporate Organization

On February 26, 1999, the Board of Directors elected Ware F. Schiefer President and Chief Operating Officer. Prior to his election, he was Executive Vice President. John H. Maxheim, the former President, retains the title of Chairman of the Board and Chief Executive Officer.

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



                                             Piedmont Natural Gas Company, Inc.
                                             ----------------------------------
                                                              (Registrant)



Date March 12, 1999                          /s/ David J. Dzuricky
     -------------------------------         ----------------------------------
                                                 David J. Dzuricky
                                             Senior Vice President-Finance
                                             (Principal Financial Officer)



Date March 12, 1999                          /s/ Barry L. Guy
     -------------------------------         ----------------------------------
                                                 Barry L. Guy
                                             Vice President and Controller
                                             (Principal Accounting Officer)
