Form 10-Q
period 1999-04-30
PIEDMONT NATURAL GAS CO INC
filed 1999-06-10
CIK 78460

=====================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  ---------------------

Commission file number 1-6196
                       ------

                       Piedmont Natural Gas Company, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                         56-0556998
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1915 Rexford Road, Charlotte, North Carolina                       28211
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code       704-364-3120
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at June 3, 1999
--------------------------                         ---------------------------
Common Stock, no par value                                 31,053,437


===============================================================================
                               Page 1 of 19 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
            ---------------------------------------------------------



                                                            April 30,       October 31,
                                                               1999             1998
                                                            Unaudited         Audited
                                                            ----------      ----------
                            ASSETS

Utility Plant, at original cost                             $1,391,764      $1,345,925
  Less accumulated depreciation                                402,237         381,585
                                                            ----------      ----------
    Utility plant, net                                         989,527         964,340
                                                            ----------      ----------

Other Physical Property (net of accumulated
  depreciation of $18,285 in 1999 and $17,406 in 1998)          25,932          26,300
                                                            ----------      ----------
Current Assets:
  Cash and cash equivalents                                     21,543           9,720
  Restricted cash                                               36,924          27,484
  Receivables (less allowance for doubtful
    accounts of $2,412 in 1999 and $2,314 in 1998)              54,744          24,459
  Gas in storage                                                22,296          42,465
  Deferred cost of gas                                           7,325           5,217
  Refundable income taxes                                          593          13,897
  Other                                                          6,643          19,300
                                                            ----------      ----------
    Total current assets                                       150,068         142,542
                                                            ----------      ----------
Deferred Charges and Other Assets                               26,313          29,662
                                                            ----------      ----------
      Total                                                 $1,191,840      $1,162,844
                                                            ==========      ==========
             CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock                                            $  289,175      $  279,709
    Retained earnings                                          233,102         178,559
                                                            ----------      ----------
      Total common stock equity                                522,277         458,268
  Long-term debt                                               371,000         371,000
                                                            ----------      ----------
      Total capitalization                                     893,277         829,268
                                                            ----------      ----------
Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                                   10,000          10,000
  Notes payable                                                     --          32,000
  Accounts payable                                              47,089          67,296
  Deferred income taxes                                         16,986          15,367
  Taxes accrued                                                  3,365          12,893
  Refunds due customers                                         48,856          28,408
  Other                                                         18,114          19,884
                                                            ----------      ----------
    Total current liabilities                                  144,410         185,848
                                                            ----------      ----------
Deferred Credits and Other Liabilities                         154,153         147,728
                                                            ----------      ----------
      Total                                                 $1,191,840      $1,162,844
                                                            ==========      ==========




See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
             Condensed Statements of Consolidated Income (Unaudited)
                     (in thousands except per share amounts)
          -------------------------------------------------------------


                                                 Three Months                Six Months                Twelve Months
                                                    Ended                       Ended                      Ended
                                                   April 30                    April 30                   April 30
                                            ----------------------      ----------------------      ----------------------
                                               1999          1998         1999          1998          1999          1998
                                            --------      --------      --------      --------      --------      --------
Operating Revenues                          $239,247      $261,477      $494,989      $574,732      $685,534      $778,411
Cost of Gas                                  125,473       147,496       259,659       337,658       364,422       453,974
                                            --------      --------      --------      --------      --------      --------

Margin                                       113,774       113,981       235,330       237,074       321,112       324,437
                                            --------      --------      --------      --------      --------      --------
Other Operating Expenses:
  Operations                                  25,829        25,958        50,507        51,523       103,917       109,005
  Maintenance                                  3,932         3,389         7,553         6,761        15,500        14,421
  Depreciation                                10,803        10,491        21,515        20,981        42,710        40,777
  General taxes                                8,745         8,811        18,241        20,301        30,574        32,531
  Income taxes                                22,264        22,406        47,806        47,588        37,476        36,823
                                            --------      --------      --------      --------      --------      --------
    Total other operating expenses            71,573        71,055       145,622       147,154       230,177       233,557
                                            --------      --------      --------      --------      --------      --------
Operating Income                              42,201        42,926        89,708        89,920        90,935        90,880
Other Income, Net                                449           951         1,791         3,476           643         3,864
                                            --------      --------      --------      --------      --------      --------
Income Before Utility Interest Charges        42,650        43,877        91,499        93,396        91,578        94,744
Utility Interest Charges                       7,983         8,414        16,268        16,684        32,746        33,543
                                            --------      --------      --------      --------      --------      --------
Net Income                                  $ 34,667      $ 35,463      $ 75,231      $ 76,712      $ 58,832      $ 61,201
                                            ========      ========      ========      ========      ========      ========


Average Shares of Common Stock:
   Basic                                      30,946        30,414        30,883        30,343        30,740        30,189
   Diluted                                    31,175        30,696        31,113        30,637        30,995        30,465

Earnings Per Share of Common Stock:
   Basic                                    $   1.12      $   1.17      $   2.44      $   2.53      $   1.91      $   2.03
   Diluted                                  $   1.11      $   1.16      $   2.42      $   2.50      $   1.90      $   2.01

Cash Dividends Per Share
  of Common Stock                           $  0.345      $  0.325      $   0.67      $   0.63      $   1.32      $   1.24




See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)
           -----------------------------------------------------------




                                                             Three Months              Six Months            Twelve Months
                                                                Ended                    Ended                   Ended
                                                               April 30                 April 30                 April 30
                                                               --------                 --------                 --------
                                                          1999         1998         1999         1998         1999         1998
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Cash Flows from Operating Activities:
  Net income                                           $  34,667    $  35,463    $  75,231    $  76,712    $  58,832    $  61,201
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        11,895       11,549       23,608       23,089       46,697       44,950
     Other, net                                           (1,997)          88         (114)       2,010          309        6,876
     Change in operating assets and liabilities           63,011       53,265        4,048       26,016       (7,504)       5,275
                                                       ---------    ---------    ---------    ---------    ---------    ---------
  Net cash provided by operating activities              107,576      100,365      102,773      127,827       98,334      118,302
                                                       ---------    ---------    ---------    ---------    ---------    ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                      (23,745)     (17,237)     (45,223)     (33,795)    (102,326)     (81,891)
  Other                                                     (460)         (26)        (805)        (336)      (1,581)      (1,520)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
    Net cash used in investing activities                (24,205)     (17,263)     (46,028)     (34,131)    (103,907)     (83,411)
                                                       ---------    ---------    ---------    ---------    ---------    ---------

Cash Flows from Financing Activities:
  Decrease in bank loans, net                            (64,000)     (30,000)     (32,000)     (25,000)          --           --
  Retirement of long-term debt                                --           --           --           --      (10,000)     (10,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                  4,091        3,809        7,766        7,497       15,405       14,701
  Dividends paid                                         (10,674)      (9,883)     (20,688)     (19,121)     (40,571)     (37,441)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
    Net cash used in financing activities                (70,583)     (36,074)     (44,922)     (36,624)     (35,166)     (32,740)
                                                       ---------    ---------    ---------    ---------    ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents      12,788       47,028       11,823       57,072      (40,739)       2,151
Cash and Cash Equivalents at Beginning of Period           8,755       15,254        9,720        5,210       62,282       60,131
                                                       ---------    ---------    ---------    ---------    ---------    ---------

Cash and Cash Equivalents at End of Period             $  21,543    $  62,282    $  21,543    $  62,282    $  21,543    $  62,282
                                                       =========    =========    =========    =========    =========    =========

Cash Paid During the Period for:
  Interest                                             $   4,783    $   5,123    $  16,126    $  16,615    $  32,737    $  33,821
  Income taxes                                         $  36,327    $  44,061    $  38,060    $  46,576    $  38,623    $  46,933


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

2. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at April 30, 1999, and October 31, 1998, and the results of operations and cash flows for the three months, six months and twelve months ended April 30, 1999 and 1998.

       We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

3. Our business is seasonal in nature. The results of operations for the three-month and six-month periods ended April 30, 1999, do not necessarily reflect the results to be expected for the full year.

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


                                                      Three Months                Six Months              Twelve Months
                                                          Ended                     Ended                     Ended
                                                         April 30                  April 30                  April 30
                                                   --------------------      --------------------      --------------------
                                                                    (in thousands except per share amounts)
                                                     1999         1998         1999         1998         1999         1998
                                                   -------      -------      -------      -------      -------      -------
Net Income                                         $34,667      $35,463      $75,231      $76,712      $58,832      $61,201
                                                   =======      =======      =======      =======      =======      =======

Average shares of common stock
     outstanding for basic earnings per share       30,946       30,414       30,883       30,343       30,740       30,189
Contingently issuable shares under
     the long-term incentive plan                      229          282          230          294          255          276
                                                   -------      -------      -------      -------      -------      -------

Average shares of dilutive stock                    31,175       30,696       31,113       30,637       30,995       30,465
                                                   =======      =======      =======      =======      =======      =======
Earnings Per Share:
    Basic                                          $  1.12      $  1.17      $  2.44      $  2.53      $  1.91      $  2.03
    Diluted                                        $  1.11      $  1.16      $  2.42      $  2.50      $  1.90      $  2.01

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Our discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements concerning plans, objectives, proposed capital expenditures and future events or performance are some of the items included in forward-looking statements. Our statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, we can give no assurances that these expectations will be achieved. Important factors that could cause actual results to differ include:

         - regulatory issues, including those that affect allowed rates of return, rate structure and financings,
         - industrial, commercial and residential growth in the service territories,
         - deregulation, unanticipated impacts of restructuring and increased competition in the energy industry,
         - the potential loss of large-volume industrial customers due to bypass or the shift by such customers to special competitive contracts at lower per unit margins,
         -        economic and capital market conditions,
         -        ability to meet internal performance goals,
         - the capital intensive nature of our business, including development project delays or changes in project costs,
         -        changes in the availability and price of natural gas,
         -        changes in demographic patterns and weather conditions,
         - changes in environmental requirements and cost of compliance and
         - unexpected problems related to our internal Year 2000 initiative as well as potential adverse consequences related to third-party Year 2000 compliance.

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

Our natural gas business is seasonal in nature causing fluctuations in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers. From April 1 to October 31, we build up natural gas inventories by injecting gas into storage for sale in the colder months. Inventory of stored gas and accounts payable decreased and accounts receivable increased from October 31, 1998, to April 30, 1999, due to this seasonality and the demand for gas during the winter season. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above and short-term debt. The capital expansion program supports our approximately 5% current annual growth in customer base. Utility construction expenditures for the three months ended April 30, 1999, were $24.5 million, compared with $17.7 million for the same period in 1998. Utility construction expenditures for the six months ended April 30, 1999, were $46.8 million, compared with $34.8 million for the same period in 1998. Utility construction expenditures for the twelve-month period ended April 30, 1999, were $105.6 million, compared with $83.4 million for the same period in 1998.

At April 30, 1999, our capitalization consisted of 42% in long-term debt and 58% in common equity.

Results of Operations

We will discuss the results of operations for the three months, six months and twelve months ended April 30, 1999, compared with the same periods in 1998.

Margin

Margin (operating revenues less cost of gas) for the three months ended April 30, 1999, decreased $207,000 compared with the same period in 1998 primarily for the reasons listed below.

         - Margin was reduced in South Carolina, effective November 1, 1998, as ordered by the Public Service Commission of South Carolina (PSCSC), to eliminate the recovery of demand side management (DSM) costs included in rates.
         - Adjustments required by regulatory authorities resulted in margin decreases from the same period in 1998.

Decreases in margin for the three-month period were partially offset by the following increases.

         -        Weather was 3% colder than the same period in 1998.
         - Delivered volumes of natural gas, which we refer to as system throughput, increased over the same period in 1998 by 151,000 dekatherms.
         - Volumes from secondary market sales increased over the same period in 1998 by 749,000 dekatherms, a 6% increase. Secondary market sales include sales for resale, off-system sales, capacity release and other interstate transactions.

         - Weather was 5% warmer than normal. The warmer-than-normal weather generated operating revenues of $8.9 million from the weather normalization adjustment (WNA). The WNA is designed to offset the impact of unusually cold or warm weather, compared with normal, on customer billings and operating margin. The same period in 1998 reflected increased operating revenues of $5.8 million from the WNA.

Margin for the six months ended April 30, 1999, decreased $1.7 million compared with the same period in 1998 primarily for the reasons listed below.

         - Delivered volumes of natural gas decreased from the same period in 1998 by 6.3 million dekatherms, a 7% decrease.
         - We changed rates in South Carolina to eliminate the recovery of DSM costs as noted above.

Decreases in margin for the six-month period were partially offset by the following increases.

         - Volumes from secondary market sales increased over the same period in 1998 by 4.8 million dekatherms, a 22% increase.
         - Weather was 10% warmer than the same period in 1998, and 14% warmer than normal. The warmer-than-normal weather generated operating revenues of $19.7 million from the WNA. The same period in 1998 reflected increased operating revenues of $5 million from the WNA.

Margin for the twelve months ended April 30, 1999, decreased $3.3 million compared with the same period in 1998 primarily for the reasons listed below.

         - Delivered volumes of natural gas decreased from the same period in 1998 by 3.9 million dekatherms, a 3% decrease.
         - We changed rates in South Carolina to eliminate the recovery of DSM costs as noted above.

Decreases in margin for the twelve-month period were partially offset by the following increases.

         - Volumes from secondary market sales increased over the same period in 1998 by 6.5 million dekatherms, a 21% increase.
         - Weather was 16% warmer than normal and 14% warmer than the same period in 1998 and generated $19.7 million in operating revenues from the WNA. The same period in 1998 reflected increased operating revenues of $5 million from the WNA from 3% warmer-than-normal weather.

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

Operations and Maintenance Expenses

Operations and maintenance expenses for the three months ended April 30, 1999, compared with the same period in 1998 increased by $414,000 primarily for the reasons listed below.

          -       Increase in outside labor,
          -       Increase in consultants fees and
          -       Increase in office supplies expenses.

Decreases in payroll, advertising expenses and employee benefits partially offset these increases for the three months ended April 30, 1999, compared with the same period in 1998.

Operations and maintenance expenses for the six months ended April 30, 1999, compared with the same period in 1998 decreased by $224,000 primarily for the reasons listed below.

         -        Decrease in provision for uncollectibles,
         -        Decrease in advertising expenses and
         -        Decrease in employee benefits.

An increase in outside labor partially offset these decreases for the six months ended April 30, 1999, compared with the same period in 1998.

Operations and maintenance expenses for the twelve months ended April 30, 1999, compared with the same period in 1998 decreased by $4 million primarily for the reasons listed below.

         -        Decrease in payroll,
         -        Decrease in transportation expenses,
         -        Decrease in provision for uncollectibles,
         -        Decrease in risk insurance expenses and
         -        Decrease in advertising expenses.

Increases in outside labor expenses and materials and office supplies expenses partially offset these decreases for the twelve months ended April 30, 1999, compared with the same period in 1998.

General Taxes

General taxes for the three months ended April 30, 1999, compared with the same period in 1998 decreased slightly by $66,000 primarily for the reasons listed below.

         - Decrease in gross receipts taxes from lower sales to customers of volumes on which gross receipts taxes are charged and
         -        Decrease in payroll taxes.

An increase in franchise tax payments partially offset these decreases for the three months ended April 30, 1999, compared with the same period in 1998.

General taxes for the six months ended April 30, 1999, compared with the same period in 1998 decreased by $2.1 million primarily for the reasons listed below.

         - Decrease in gross receipts taxes from lower sales to customers and
         -        Decrease in payroll taxes.

General taxes for the twelve months ended April 30, 1999, compared with the same period in 1998 decreased by $2 million primarily for the reasons listed below.

         - Decrease in gross receipts taxes from lower sales to customers and
         -        Decrease in payroll taxes.

Increases in property taxes and franchise taxes partially offset these decreases for the twelve months ended April 30, 1999, compared with the same period in 1998.

Other Income

Other income for the three months ended April 30, 1999, compared with the same period in 1998 decreased by $502,000. The primary reasons for these decreases are listed below.

         -        Decrease in earnings from jobbing operations,
         -        Decrease in earnings from energy marketing services and
         -        Decrease in interest income.

These decreases in other income were partially offset by the following increases.

         -        Increase in earnings from propane operations,
         -        Increase in earnings from merchandise operations and
         -        Increase in the allowance for funds used during construction.

Other income for the six months ended April 30, 1999, compared with the same period in 1998 decreased by $1.7 million. Other income for the twelve months ended April 30, 1999, compared with the same period in 1998 decreased by $3.2 million. The primary reasons for these decreases are listed below.

         - Decrease in earnings from propane operations due to warmer weather,
         -        Decrease in earnings from energy marketing services,

         -        Decrease in earnings from jobbing operations and
         -        Decrease in interest income.

Increases in earnings from merchandise operations and in the allowance for funds used during construction partially offset these decreases in other income for the six-month and twelve-month periods ended April 30, 1999, compared with the same periods in 1998.

Utility Interest Charges

Utility interest charges for the three months ended April 30, 1999, compared with the same period in 1998 decreased by $431,000. Utility interest charges for the six months ended April 30, 1999, compared with the same period in 1998 decreased by $416,000. The primary reasons for these decreases are listed below.

         - Decrease in interest in long-term debt from lower amounts of debt outstanding and
         -        Decrease in interest incurred on refunds due customers.

An increase in interest on short-term debt due to higher amounts outstanding but at slightly lower interest rates partially offset these increases in utility interest charges for the three-month and six-month periods ended April 30, 1999, compared with the same periods in 1998.

Utility interest charges for the twelve months ended April 30, 1999, compared with the same period in 1998 decreased by $797,000 primarily due to a decrease in interest in long-term debt from lower amounts of debt outstanding. Increases in interest on refunds due customers due to higher amounts outstanding and in interest on short-term debt at higher amounts outstanding but at slightly lower interest rates partially offset this decrease.


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

We completed the inventory and assessment of embedded systems and found that approximately 4% of the devices have a Year 2000 impact. We developed a remediation strategy for each of the impacted devices and have completed the upgrades on 93% of the impacted systems. In a few cases, the current availability of hardware or software components or scheduling conflicts with vendors have affected our ability to implement a Year 2000 ready solution by our target date of April 30, 1999. The upgrades to these remaining devices should be completed by June 30, 1999.

Suppliers and Vendors

During our efforts, it became clearly evident that we are dependent on a variety of vendors and suppliers to provide essential equipment, materials and services. In many ways, our ability to continue normal business operations is dependent on the timely delivery of these goods and services. We have committed significant resources to contacting our critical suppliers and assessing their readiness. In cases where suppliers are non-responsive or demonstrate a significant risk of being non-compliant, we are identifying alternative sources. In other cases, we are planning to increase our inventory levels of specific critical items. We anticipate this work effort will be complete by June 30, 1999. Our intent is to avoid or minimize the impact of any disruptions associated with the inability of a given supplier to respond to our business needs.

Risks

The Year 2000 Sub-Committee reviewed and approved ten specific "worst case" scenarios. We designated plan owners for each scenario and they are developing contingency plans to address each of the items. We anticipate the development of these plans will be complete by June 30, 1999. Worst case scenarios are as follows:

         -        electrical outages
         -        telecommunication outages
         -        natural gas shortages
         -        water outages
         -        vehicle fuel shortages
         -        staff shortages
         -        postal service outages
         -        data center services outages
         -        emergency response impacts and
         -        financial institution impacts.

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

Contingency Planning

We are currently developing contingency plans in the areas of facilities, applications, suppliers, embedded technologies and worst case scenarios. We are following a standard template that was developed based on guidelines outlined by the General Accounting Office for Year 2000 Business Continuity and Contingency Planning. The contingency planning process assumes that there will be multiple concurrent failures of systems, thus requiring an additional level of planning to compensate for any assumptions that are made within a particular contingency plan. We anticipate the development of contingency plans will be complete by June 30, 1999. During the third calendar quarter of 1999, we intend to test selected contingency plans based on potential risks.

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


Financial Impact

We estimate our total costs for Year 2000 readiness, including inventory, assessment, replacements, upgrades, repairs and testing, to be between $23 million and $25 million, of which $20.8 million has been incurred as of April 30, 1999. Total operating costs are estimated to be between $4 million and $5 million. By order of the North Carolina Utilities Commission, we defer and amortize over a three-year period the portion of the operating costs attributable to North Carolina (57% based on utility plant in service). Of the total estimated costs, we will capitalize costs of $19 million to $20 million to replace certain existing applications with new systems that will be Year 2000 operational and provide additional business management information and functionality. Until we have completed further analysis of Year 2000 impacts on our supplier and vendor relationships and contingency planning, an estimate of any additional costs to be incurred as a result of these efforts cannot be determined. We have not had to defer or cancel any planned IT projects due to Year 2000 issues.

At April 30, 1999, we have expensed $2.5 million, deferred $1.5 million and capitalized $16.8 million. We expect that these Year 2000 costs will be funded by revenues generated from operations or through borrowings under existing credit agreements. The projected Year 2000 costs for fiscal 1999 comprise approximately 33% of the IT budget.

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

                           PART II. OTHER INFORMATION

Item 5.   Other Information

Expansion Funds

As previously reported, the North Carolina Utilities Commission (NCUC) ordered the establishment of an expansion fund for us and approved initial funding with supplier refunds due customers to enable the expansion of natural gas service into unserved areas of the state. At April 30, 1999, the North Carolina State Treasurer held $28.1 million in our expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the consolidated balance sheet. The NCUC decides the use of these funds as we file individual project applications for unserved areas.

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

On January 26, 1999, we filed an affidavit with the NCUC proposing an alternate route of the pipeline to these counties at the direction of the National Forest Service at an additional cost of $1.5 million. On May 20, the NCUC approved the transfer of an additional $1.5 million in supplier refunds to our expansion fund held by the state. This provides funding of $27.8 million for the project, now estimated to cost $33.4 million.

Tennessee Incentive Plan

As previously reported, the Tennessee Regulatory Authority (TRA) approved a two-year experimental performance incentive plan effective July 1, 1996. The plan eliminated annual prudence reviews and established an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark rates, together with income from marketing transportation and storage capacity in the secondary market, subject to an overall annual cap of $1.6 million on gains or losses by us. The benefits of the incentive plan are the elimination of annual gas purchase prudence reviews, reduction of gas costs for ratepayers and potential earnings to shareholders by sharing in gas cost reductions. On August 18, 1998, the TRA orally approved our application to automatically renew the performance incentive plan each year. On March 11, 1999, the TRA issued its written order authorizing the continuance of the incentive plan each July 1 until we notify the TRA of termination 90 days before the end of a plan year or until the plan is modified, amended or terminated by the TRA. An independent review of the incentive plan is eliminated by the order.

Pine Needle LNG Company, L.L.C. (Pine Needle)

On May 1, 1999, the liquified natural gas (LNG) peak-demand facility located in North Carolina began operations. We own 35% of the project through a subsidiary, Piedmont Interstate Pipeline Company. Storage capacity is four billion cubic feet with vaporization capability of 400 million cubic feet per day.

We have subscribed to one-half of this capacity to provide gas for peak-use periods in winter when demand is the highest. As previously reported, Pine Needle financed the construction of the facility through construction loans, with permanent financing at the end of the construction period. On May 3, we made an equity contribution of $18.7 million to Pine Needle to cover our portion of the permanent financing.

Corporate Organization

On June 4, 1999, the Board of Directors elected Ware F. Schiefer, President and Chief Operating Officer, to the Company's Board of Directors.

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


                                   Piedmont Natural Gas Company, Inc.
                                   ----------------------------------
                                              (Registrant)



Date June 10, 1999                 /s/ David J. Dzuricky
                                   ---------------------------------------
                                       David J. Dzuricky
                                     Senior Vice President-Finance
                                     (Principal Financial Officer)



Date June 10, 1999                 /s/ Barry L. Guy
                                   ---------------------------------------
                                       Barry L. Guy
                                     Vice President and Controller
                                     (Principal Accounting Officer)