Form 10-Q
period 1999-07-31
PIEDMONT NATURAL GAS CO INC
filed 1999-09-07
CIK 78460

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


Commission file number 1-6196
                       ------

                       Piedmont Natural Gas Company, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                 56-0556998
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

1915 Rexford Road, Charlotte, North Carolina                 28211
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       704-364-3120
                                                         -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at September 2, 1999
--------------------------             --------------------------------
Common Stock, no par value                        31,181,309

================================================================================

                               Page 1 of 17 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
               ---------------------------------------------------

                                                             July 31,       October 31,
                                                               1999            1998
                                                            Unaudited         Audited
                                                            ----------      ----------
                     ASSETS
                     ------

Utility Plant, at original cost                             $1,416,493      $1,345,925
  Less accumulated depreciation                                412,233         381,585
                                                            ----------      ----------
    Utility plant, net                                       1,004,260         964,340
                                                            ----------      ----------

Other Physical Property (net of accumulated
  depreciation of $18,885 in 1999 and $17,406 in 1998)          25,764          26,300
                                                            ----------      ----------
Current Assets:
  Cash and cash equivalents                                      9,705           9,720
  Restricted cash                                               39,711          27,484
  Receivables (less allowance for doubtful
    accounts of $1,849 in 1999 and $2,314 in 1998)              45,516          24,459
  Gas in storage                                                37,499          42,465
  Deferred cost of gas                                           2,693           5,217
  Refundable income taxes                                            0          13,897
  Other                                                         16,970          19,300
                                                            ----------      ----------
    Total current assets                                       152,094         142,542
                                                            ----------      ----------
Deferred Charges and Other Assets                               43,350          29,662
                                                            ----------      ----------
      Total                                                 $1,225,468      $1,162,844
                                                            ==========      ==========

         CAPITALIZATION AND LIABILITIES
         ------------------------------

Capitalization:
  Common stock equity:
    Common stock                                            $  293,286      $  279,709
    Retained earnings                                          214,168         178,559
                                                            ----------      ----------
      Total common stock equity                                507,454         458,268
  Long-term debt                                               333,000         371,000
                                                            ----------      ----------
      Total capitalization                                     840,454         829,268
                                                            ----------      ----------
Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                                   46,000          10,000
  Notes payable                                                 59,000          32,000
  Accounts payable                                              46,482          67,296
  Deferred income taxes                                         19,328          15,367
  Taxes accrued                                                  7,132          12,893
  Refunds due customers                                         36,715          28,408
  Other                                                         13,970          19,884
                                                            ----------      ----------
    Total current liabilities                                  228,627         185,848
                                                            ----------      ----------
Deferred Credits and Other Liabilities                         156,387         147,728
                                                            ----------      ----------
      Total                                                 $1,225,468      $1,162,844
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

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
             Condensed Statements of Consolidated Income (Unaudited)
                     (in thousands except per share amounts)
             -------------------------------------------------------


                                                  Three Months                   Nine Months                Twelve Months
                                                     Ended                         Ended                       Ended
                                                    July 31                       July 31                     July 31
                                            ----------------------       -----------------------      -----------------------
                                              1999          1998            1999          1998          1999           1998
                                            -------       --------       --------       --------      --------       --------
Operating Revenues                          $96,728       $103,026       $591,717       $677,758      $679,235       $777,440
Cost of Gas                                  52,303         57,527        311,962        395,185       359,198        454,646
                                            -------       --------       --------       --------      --------       --------

Margin                                       44,425         45,499        279,755        282,573       320,037        322,794
                                            -------       --------       --------       --------      --------       --------

Other Operating Expenses:
  Operations                                 25,520         25,713         76,027         77,236       103,724        107,680
  Maintenance                                 3,846          3,702         11,399         10,463        15,643         14,366
  Depreciation                               11,100         10,490         32,615         31,472        43,318         41,529
  General taxes                               6,276          6,166         24,517         26,467        30,684         32,362
  Income taxes                               (4,177)        (3,655)        43,630         43,933        36,958         36,593
                                            -------       --------       --------       --------      --------       --------

    Total other operating expenses           42,565         42,416        188,188        189,571       230,327        232,530
                                            -------       --------       --------       --------      --------       --------

Operating Income                              1,860          3,083         91,567         93,002        89,710         90,264
Other Income, Net                            (2,036)          (917)          (243)         2,560          (483)         3,769
                                            -------       --------       --------       --------      --------       --------

Income Before Utility Interest Charges         (176)         2,166         91,324         95,562        89,227         94,033
Utility Interest Charges                      8,040          8,419         24,309         25,103        32,357         33,308
                                            -------       --------       --------       --------      --------       --------

Net Income                                  ($8,216)      ($ 6,253)      $ 67,015       $ 70,459      $ 56,870       $ 60,725
                                            =======       ========       ========       ========      ========       ========


Average Shares of Common Stock:
   Basic                                     31,076         30,535         30,948         30,408        30,876         30,333
   Diluted                                   31,076         30,535         31,178         30,695        31,118         30,635

Earnings Per Share of Common Stock:
   Basic                                    ($ 0.26)      ($  0.20)      $   2.17       $   2.32      $   1.84       $   2.00
   Diluted                                  ($ 0.26)      ($  0.20)      $   2.15       $   2.30      $   1.83       $   1.98

Cash Dividends Per Share
  of Common Stock                            $0.345        $ 0.325       $  1.015       $  0.955      $   1.34       $   1.26


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)
           -----------------------------------------------------------


                                                             Three Months            Nine Months             Twelve Months
                                                                Ended                   Ended                   Ended
                                                               July 31                 July 31                 July 31
                                                        --------------------    --------------------    ---------------------

                                                           1999       1998        1999        1998        1999         1998
                                                        --------    --------    --------    --------    ---------    --------
Cash Flows from Operating Activities:
  Net income                                            ($ 8,216)   ($ 6,253)   $ 67,015    $ 70,459    $  56,870    $ 60,725
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                        12,077      11,550      35,685      34,639       47,255      45,681
     Other, net                                              134        (486)         20       1,524          929       3,216
     Change in operating assets and liabilities          (40,892)    (17,237)    (36,844)      8,779      (31,148)     (8,999)
                                                        --------    --------    --------    --------    ---------    --------
  Net cash provided by (used in) operating activities    (36,897)    (12,426)     65,876     115,401       73,906     100,623
                                                        --------    --------    --------    --------    ---------    --------

Cash Flows from Investing Activities:
  Utility construction expenditures                      (25,011)    (24,113)    (70,234)    (57,908)    (103,266)    (79,714)
  Other                                                     (322)       (166)     (1,127)       (502)      (1,737)     (1,036)
                                                        --------    --------    --------    --------    ---------    --------
  Net cash used in investing activities                  (25,333)    (24,279)    (71,361)    (58,410)    (105,003)    (80,750)
                                                        --------    --------    --------    --------    ---------    --------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net                  59,000        --        27,000     (25,000)      59,000        --
  Retirement of long-term debt                            (2,000)     (2,000)     (2,000)     (2,000)     (10,000)    (10,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                  4,111       4,002      11,877      11,500       15,513      14,848
  Dividends paid                                         (10,719)     (9,920)    (31,407)    (29,042)     (41,370)    (38,225)
                                                        --------    --------    --------    --------    ---------    --------
  Net cash provided by (used in) financing activities     50,392      (7,918)      5,470     (44,542)      23,143     (33,377)
                                                        --------    --------    --------    --------    ---------    --------

Net Increase (Decrease) in Cash and Cash Equivalents     (11,838)    (44,623)        (15)     12,449       (7,954)    (13,504)

Cash and Cash Equivalents at Beginning of Period          21,543      62,282       9,720       5,210       17,659      31,163
                                                        --------    --------    --------    --------    ---------    --------

Cash and Cash Equivalents at End of Period              $  9,705    $ 17,659    $  9,705    $ 17,659    $   9,705    $ 17,659
                                                        ========    ========    ========    ========    =========    ========

Cash Paid During the Period for:
  Interest                                              $ 11,314    $ 11,426    $ 27,441    $ 28,041    $  32,625    $ 33,781
  Income taxes                                          $    199    $    299    $ 38,259    $ 46,875    $  38,525    $ 47,051


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

2. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at July 31, 1999, and October 31, 1998, and the results of operations and cash flows for the three months, nine months and twelve months ended July 31, 1999 and 1998.

       We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

3. Our business is seasonal in nature. The results of operations for the three-month and nine-month periods ended July 31, 1999, do not necessarily reflect the results to be expected for the full year.

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

                                                       Three Months                 Nine Months             Twelve Months
                                                          Ended                        Ended                    Ended
                                                         July 31                      July 31                  July 31
                                                  ----------------------      ---------------------     ---------------------
                                                                      (in thousands except per share amounts)
                                                    1999          1998          1999         1998         1999         1998
                                                  --------      --------      --------     --------     --------     --------

Net Income                                        $ (8,216)     $ (6,253)     $ 67,015     $ 70,459     $ 56,870     $ 60,725
                                                  ========      ========      ========     ========     ========     ========

Average shares of common stock
     outstanding for basic earnings per share       31,076        30,535        30,948       30,408       30,876       30,333
Contingently issuable shares under
     the long-term incentive plan (a)                 --            --             230          287          242          302
                                                  --------      --------      --------     --------     --------     --------

Average shares of dilutive stock                    31,076        30,535        31,178       30,695       31,118       30,635
                                                  ========      ========      ========     ========     ========     ========

Earnings Per Share:
    Basic                                         $   (.26)     $   (.20)     $   2.17     $   2.32     $   1.84     $   2.00
    Diluted                                       $   (.26)     $   (.20)     $   2.15     $   2.30     $   1.83     $   1.98

(a) For the three months ended July 31, 1999 and 1998, the inclusion of 229 and 280 contingently issuable shares, respectively, would be antidilutive.

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

         --       the ability to meet internal performance goals,

         -- the capital intensive nature of our business, including development project delays or changes in project costs,

         --       changes in the availability and price of natural gas,

         --       changes in demographic patterns and weather conditions,

         -- changes in environmental requirements and cost of compliance and

         -- unexpected problems related to our internal Year 2000 initiative as well as potential adverse consequences related to third-party Year 2000 compliance.


Financial Condition

We finance current cash requirements primarily from operating cash flows and short-term borrowings. Various banks provide lines of credit totaling $75 million for these direct short-term borrowings. We sell common stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. Our dividend reinvestment and stock purchase plan is also a source of capital.

Our natural gas business is seasonal in nature causing fluctuations in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers. From April 1 to October 31, we build up natural gas inventories by injecting gas into storage for sale in the colder months. Inventory of stored gas and accounts payable decreased and accounts receivable increased from October 31, 1998, to July 31, 1999, due to this seasonality and the demand for gas during the winter season. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our approximately 5% current annual growth in customer base. Utility construction expenditures for the three months ended July 31, 1999, were $25.9 million, compared with $24.5 million for the same period in 1998. Utility construction expenditures for the nine months ended July 31, 1999, were $72.7 million, compared with $59.2 million for the same period in 1998. Utility construction expenditures for the twelve-month period ended July 31, 1999, were $107 million, compared with $81.2 million for the same period in 1998.

We have given notice of intent to prepay on September 15, 1999, our 10.02% and 10.11% Senior Notes due in 2003 and 2004, respectively, in the amount of $36 million, plus accrued interest plus an early payment premium of $1.1 million. To fund this prepayment, we have the option of issuing medium-term notes under a shelf registration statement for $150 million of debt securities that was filed with the Securities and Exchange Commission in 1997 or drawing on existing lines of credit. The amount and timing of any debt to be issued will depend on several factors, including capital requirements and financial market conditions.

At July 31, 1999, our capitalization consisted of 40% in long-term debt and 60% in common equity.


Results of Operations

We will discuss the results of operations for the three months, nine months and twelve months ended July 31, 1999, compared with similar periods in 1998.

Margin

Margin (operating revenues less cost of gas) for the three months ended July 31, 1999, decreased $1.1 million compared with the same period in 1998 primarily for the reasons listed below.

         -- Margin was reduced in North Carolina, effective for bills rendered after August 1, 1999 (which included volumes delivered in July), due to the elimination of the gross receipts tax which was previously included in rates billed to customers. Gross receipts tax expense in the same amount was also included in general taxes. For a further explanation of the tax change, see Item 5 in Part II of this report.

         -- Margin was reduced in South Carolina, effective November 1, 1998, as ordered by the Public Service Commission of South Carolina (PSCSC), to eliminate the recovery of demand side management (DSM) costs included in rates.

         -- Adjustments required by regulatory authorities resulted in margin decreases from the same period in 1998.

An increase of 130,000 dekatherms in delivered volumes of natural gas, which we refer to as system throughput, partially offset these decreases from the same period in 1998.

Margin for the nine months ended July 31, 1999, decreased $2.8 million compared with the same period in 1998 primarily for the reasons listed below.

         -- Margin was reduced due to elimination of the gross receipts tax as noted above.

         -- Delivered volumes of natural gas decreased from the same period in 1998 by 6.2 million dekatherms, a 5% decrease, due primarily to weather which was 10% warmer than the same period in 1998.

         -- We changed rates in South Carolina to eliminate the recovery of DSM costs as noted above.

Weather which was 14% warmer than normal generated operating revenues of $19.7 million from the weather normalization adjustment (WNA) for a partial offset of these decreases in margin for the nine-month period. The same period in 1998 reflected operating revenues of $5 million from the WNA from 5% warmer-than-normal weather.

Margin for the twelve months ended July 31, 1999, decreased $2.8 million compared with the same period in 1998 primarily for the reasons listed below.

         -- Margin was reduced due to the elimination of the gross receipts tax as noted above.

         -- Delivered volumes of natural gas decreased from the same period in 1998 by 3.6 million dekatherms, a 3% decrease, due primarily to weather which was 11% warmer than the same period in 1998.

         -- We changed rates in South Carolina to eliminate the recovery of DSM costs as noted above.

Weather which was 16% warmer than normal generated operating revenues of $19.7 million from the WNA for a partial offset of these decreases in margin for the twelve-month period. The same period in 1998 reflected operating revenues of $5 million from the WNA from 5% warmer-than-normal weather.

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

Operations and Maintenance Expenses

Operations and maintenance expenses for the three months ended July 31, 1999, compared with the same period in 1998 decreased by $49,000 primarily for the reasons listed below.

         --       Decrease in office supplies expense,

         --       Decrease in risk insurance expense and

         --       Decrease in employee benefits expense.

An increase in outside labor expense partially offset these decreases for the three months ended July 31, 1999, compared with the same period in 1998.

Operations and maintenance expenses for the nine months ended July 31, 1999, compared with the same period in 1998 decreased by $273,000 primarily for the reasons listed below.

         --       Decrease in the provision for uncollectibles,

         --       Decrease in risk insurance expense,

         --       Decrease in advertising expense and

         --       Decrease in employee benefits expense.

An increase in outside labor expense partially offset these decreases for the nine months ended July 31, 1999, compared with the same period in 1998.

Operations and maintenance expenses for the twelve months ended July 31, 1999, compared with the same period in 1998 decreased by $2.7 million primarily for the reasons listed below.

         --       Decrease in payroll expense,

         --       Decrease in the provision for uncollectibles and

         --       Decrease in advertising expense.

An increase in outside labor expense partially offset these decreases for the twelve months ended July 31, 1999, compared with the same period in 1998.

General Taxes

General taxes for the three months ended July 31, 1999, compared with the same period in 1998 increased slightly by $110,000 primarily for the reasons listed below.

         --       Increase in franchise taxes and

         --       Increase in payroll taxes.

A decrease in gross receipts tax expense partially offset these increases for the three months ended July 31, 1999, compared with the same period in 1998 primarily due to the elimination of the tax as noted above. For a further explanation of the tax change, see Item 5 in Part II of this report.

General taxes for the nine months ended July 31, 1999, compared with the same period in 1998 decreased by $1.9 million primarily for the reasons listed below.

         --       Decrease in gross receipts tax expense as noted above,

         --       Decrease in property taxes and

         --       Decrease in payroll taxes.

An increase in franchise taxes partially offset these decreases for the nine months ended July 31, 1999, compared with the same period in 1998.

General taxes for the twelve months ended July 31, 1999, compared with the same period in 1998 decreased by $1.7 million primarily for the reasons listed below.

         --       Decrease in gross receipts tax expense as noted above and

         --       Decrease in payroll taxes.

Increases in property taxes and franchise taxes partially offset these decreases for the twelve months ended July 31, 1999, compared with the same period in 1998.

Other Income

Other income for the three months ended July 31, 1999, compared with the same period in 1998 decreased by $1.1 million. The primary reasons for these decreases are listed below.

         -- Decrease in earnings from unregulated retail energy marketing services and

         --       Decrease in interest income.

These decreases in other income for the three-month period were partially offset by the following increases.

         --       Increase in earnings from jobbing operations,

         --       Increase in earnings from non-utility LNG operations and

         --       Increase in the allowance for funds used during construction.

Other income for the nine months and twelve months ended July 31, 1999, compared with the same periods in 1998 decreased by $2.8 million and $4.3 million, respectively. The primary reasons for these decreases are listed below.

         -- Decrease in earnings from propane operations due to warmer weather,

         -- Decrease in earnings from unregulated retail energy marketing services and

         --       Decrease in interest income.

These decreases in other income for the nine-month and twelve-month periods were partially offset by the following increases.

         --       Increase in earnings from merchandise operations,

         --       Increase in earnings from non-utility LNG operations and

         --       Increase in the allowance for funds used during construction.

Decreases in earnings from unregulated retail energy marketing services result from start-up costs incurred by our retail marketing joint venture, SouthStar Energy Services LLC (SouthStar), associated with its entry into the unregulated retail gas market in Georgia. Due to its marketing efforts, SouthStar will be serving over 450,000 new gas customers in Georgia as of October 1, 1999.

Utility Interest Charges

Utility interest charges for the three months and nine months ended July 31, 1999, compared with the same periods in 1998 decreased by $379,000 and $794,000, respectively. The primary reasons for these decreases are listed below.

         -- Decrease in interest on long-term debt from lower amounts of debt outstanding and

         --       Decrease in interest on refunds due customers.

Increases in interest on short-term debt due to higher amounts outstanding but at slightly lower interest rates partially offset these decreases for the three-month and nine-month periods ended July 31, 1999, compared with the same periods in 1998.

Utility interest charges for the twelve months ended July 31, 1999, compared with the same period in 1998 decreased by $951,000 primarily due to a decrease in interest on long-term debt from lower amounts of debt outstanding. Increases in interest on refunds due customers due to higher amounts outstanding and in interest on short-term debt at higher amounts outstanding but at slightly lower interest rates partially offset this decrease.

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

In support of Year 2000 efforts, we also formed a Test Management Group who established specific testing processes and procedures that are being used with both Information Technology (IT) and non-IT systems. The testing methodology includes the use of various testing techniques such as regression, system, parallel, interface and stress testing. Test plans include additional testing scenarios to demonstrate Year 2000 readiness. The Test Management Group reviews the results of these tests to ensure that a particular system's functional and Year 2000 readiness testing matches the testing methodology.

Although extensive testing is completed prior to system implementations, we are performing additional testing during 1999. During the third calendar quarter of 1999, we are conducting a final Year 2000 company-wide review to verify that all issues have been adequately addressed.

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

The four criteria used to classify a system, application or device as mission critical are as follows, listed in order of importance:

         --       provide for public or employee safety,

         --       provide for gas supply or service to customers,

         -- provide the ability to comply with regulatory or legal requirements and

         --       provide a sustained level of business and income.

Support-intensive systems are described as "systems providing a major part of the business operation but an alternative solution could be formulated and executed." Low-impact applications are defined as "systems that assist with operations but whose failure would cause only minor inconvenience."

We completed the implementation of Year 2000 ready solutions for our mission-critical applications by December 31, 1998. Examples of these applications are SCADA (real-time system pressure and flow monitoring), Customer Information, Telemetering, Materials Management, Gas Management, Accounts Payable, General Ledger and Asset Management. Many of our support-intensive and low-impact applications were also Year 2000 ready by the end of December 1998. We have one remaining application to implement and it is scheduled to be completed by September 30, 1999.

We completed the inventory and assessment of embedded systems and found that approximately 4% of the devices had a Year 2000 impact. We developed a remediation strategy for each of the impacted devices and have completed the upgrades of all of those systems.

Suppliers and Vendors

During our efforts, it became clearly evident that we are dependent on a variety of vendors and suppliers to provide essential equipment, materials and services. In many ways, our ability to continue normal business operations is dependent on the timely delivery of these goods and services. We have committed significant resources to contacting our critical suppliers and assessing their readiness. In cases where suppliers are non-responsive or demonstrate a significant risk of being non-compliant, we have identified alternative sources. In other cases, we are planning to increase our inventory levels of specific critical items. Our intent is to avoid or minimize the impact of any disruptions associated with the inability of a given supplier to respond to our business needs.

Risks

The Year 2000 Sub-Committee reviewed and approved ten specific "worst case" scenarios. We designated plan owners for each scenario and they developed contingency plans to address each of the items. Our worst case scenarios are as follows:

         --       electrical outages

         --       telecommunications outages

         --       natural gas shortages

         --       water outages

         --       vehicle fuel shortages

         --       staff shortages

         --       postal service outages

         --       data center services outages

         --       emergency response impacts and

         --       financial institution impacts.

To mitigate risks, minimize potential impacts and provide safe uninterrupted service to customers, we currently have in place the following:

         -- a territory-wide radio system to overcome telecommunications outages,

         -- natural gas-powered backup electrical generators at regional operations centers,

         -- liquefied natural gas facilities that can provide short-term gas supply,

         -- a hot-site disaster recovery provider for computer services and

         -- warehouse facilities that allow stockpiling of critical supplies.

Contingency Planning

We have completed the development of contingency plans in the areas of facilities, applications, suppliers, embedded technologies and worst case scenarios. We followed a standard template that was developed based on guidelines outlined by the General Accounting Office for Year 2000 Business Continuity and Contingency Planning. The contingency planning process assumed that there will be multiple concurrent failures of systems, thus requiring an additional level of planning to compensate for any assumptions that are made within a particular contingency plan. During the third calendar quarter of 1999, we are testing selected contingency plans based on potential risks. Further drills will be conducted nearer the end of 1999 to reinforce the processes and procedures outlined in the plans.

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

Financial Impact

We estimate our total costs for Year 2000 readiness, including inventory, assessment, replacements, upgrades, repairs and testing, to be between $23.5 million and $24.5 million, of which $23.1 million had been incurred as of July 31, 1999. Total operating costs are estimated to be between $4 million and $4.5 million. By order of the North Carolina Utilities Commission, we defer and amortize over a three-year period the portion of the operating costs attributable to North Carolina (57% based on utility plant in service). Of the total estimated costs, we will capitalize costs of $19.5 million to $20 million to replace certain existing applications with new systems that are Year 2000 operational and provide additional business management information and functionality. We have not had to defer or cancel any planned IT projects due to Year 2000 issues.

At July 31, 1999, we have expensed $2.7 million, deferred $1.5 million and capitalized $18.9 million. Year 2000 costs are being funded by internally generated cash and borrowings under existing credit agreements. The projected Year 2000 costs for fiscal 1999 comprise approximately 33% of the IT budget.

We expect that all necessary systems will be Year 2000 ready by September 30, 1999. As progress is made, we continually revise the master plan to address potential risks associated with Year 2000 issues. We do not expect the total capital and operating costs associated with Year 2000 readiness, including assessment, replacement and remediation, to significantly impact financial position or results of operations.

Disclaimer

The Year 2000 statements in this document are Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act and are made to the best of our knowledge and belief.

                           PART II. OTHER INFORMATION

Item 5.   Other Information

Excise Tax on Gas Consumption

Effective July 1, 1999, for bills rendered after August 1, 1999, we began charging a new excise tax on piped natural gas used in North Carolina which replaced the sales and use tax and gross receipts tax that were previously applicable to piped natural gas. The excise tax is calculated using a declining block rate structure applied to the number of therms delivered each month. The intent of the excise tax is not to increase or decrease taxes, but to replace the combination of the sales and use tax and gross receipts tax.

The gross receipts tax was included in our gas rates billed to customers and therefore was in our operating revenues. Gross receipts tax expense in the same amount was also included in general taxes. The sales and use tax was not included in rates but was collected as a surcharge and remitted to the state with no impact on the income statement. The excise tax will follow the previous sales and use tax treatment and will not be included in our revenues or expenses. This change will impact the comparability of revenues and thus margin (revenues less cost of gas) and general taxes for all periods prior to the change.


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


                                              Piedmont Natural Gas Company, Inc.
                                                          (Registrant)



Date  September 7, 1999                       /s/  David J. Dzuricky
      ------------------                      ----------------------------------
                                              David J. Dzuricky
                                              Senior Vice President-Finance
                                              (Principal Financial Officer)



Date  September 7, 1999                       /s/ Barry L. Guy
      ------------------                      ----------------------------------
                                              Barry L. Guy
                                              Vice President and Controller
                                              (Principal Accounting Officer)