Form 10-K405
period 1999-10-31
PIEDMONT NATURAL GAS CO INC
filed 2000-01-24
CIK 78460

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           (NO FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999
                                        OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 13, 2000.

                   Common Stock, no par value -- $921,686,460

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                     OUTSTANDING AT JANUARY 13, 2000
                -----                     -------------------------------
     Common Stock, no par value                     31,372,216

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders on February 25, 2000, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       Piedmont Natural Gas Company, Inc.



                          1999 FORM 10-K ANNUAL REPORT



                            -------------------------

                                TABLE OF CONTENTS

                                                                      Page
Part I.                                                               ----

     Item 1.   Business                                                 1
     Item 2.   Properties                                               6
     Item 3.   Legal Proceedings                                        6
     Item 4.   Submission of Matters to a Vote of Security Holders      6

Part II.

     Item 5.   Market for Registrant's Common Equity and
                  Related Stockholder Matters                           7
     Item 6.   Selected Financial Data                                  8
     Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   8
     Item 7A.  Quantitative and Qualitative Disclosure about
                  Market Risk                                          22
     Item 8.   Financial Statements and Supplementary Data             22
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                   48

Part III.

     Item 10.  Directors and Executive Officers of the Registrant      49
     Item 11.  Executive Compensation                                  51
     Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management                                       52
     Item 13.  Certain Relationships and Related Transactions          52

Part IV.

     Item 14.  Exhibits, Financial Statement Schedule, and
                  Reports on Form 8-K                                  53

               Signatures                                              62

                                     PART I

Item 1.  Business

         Piedmont Natural Gas Company, Inc., incorporated in 1950, is an energy and services company primarily engaged in the distribution and sale of natural gas and the sale of propane to over 710,000 residential, commercial and industrial customers in North Carolina, South Carolina and Tennessee.

         We are the second-largest natural gas utility in the Southeast, serving over 660,000 customers. Along with our non-utility subsidiaries and divisions, we are also engaged in acquiring, marketing, transporting and storing natural gas for large-volume customers, in retailing residential and commercial gas appliances and in the sale of propane to over 48,000 customers in our three-state service area.

         In the Carolinas, our service area is comprised of numerous cities, towns and communities including Anderson, Greenville and Spartanburg in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington and Hickory in North Carolina. In Tennessee, our service area is the metropolitan area of Nashville. Our propane market is in and adjacent to our natural gas market in all three states.

         We have one reportable business segment, domestic natural gas distribution. This business is conducted by the parent company and two wholly owned subsidiaries, Piedmont Intrastate Pipeline Company and Piedmont Interstate Pipeline Company. Piedmont Intrastate is a member of Cardinal Pipeline Company, L.L.C., which owns and operates a natural gas pipeline. Piedmont Interstate is a member of Pine Needle LNG Company, L.L.C., which owns a liquified natural gas storage facility.

         All of our other activities are conducted by wholly owned subsidiaries, Piedmont Propane Company and Piedmont Energy Company. Piedmont Propane markets propane and propane appliances to residential, commercial and industrial customers. Piedmont Energy has an equity interest in SouthStar Energy Services LLC which offers a combination of unregulated energy products and services to over 476,000 industrial, commercial and residential customers in the southeastern United States.

         Operating revenues shown in the consolidated financial statements represent revenues from utility operations only. Such revenues totaled $686,470,000 for the year ended October 31, 1999, of which 43% was from residential customers, 24% from commercial customers, 21% from industrial customers, 11% from secondary market activity and 1% from various sources. Revenues from non-utility operations, less related costs and income taxes, are shown in the consolidated financial statements in other income. For further segment information, see "Note 8. Business Segments and Other Non-Utility Activities" in
Item 8 of this report on page 41.

         Our utility operations are subject to regulation by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also subject to regulation by the NCUC as to the issuance of securities. We are also subject to or affected by various federal regulations.

         We hold non-exclusive franchises for natural gas service in all communities where required, with expiration dates from 2000 to 2048. February 2000 is the earliest date at which a franchise for a major service area expires and renewal is currently being arranged. The franchises are adequate for operation of the gas distribution business and do not contain restrictions which are of a materially burdensome nature. In most cases, the loss of a franchise would not have a material effect on operations. We have never failed to obtain the renewal of a franchise; however, this is not necessarily indicative of future action.

         Our utility business and non-utility propane activities are seasonal in nature as variations in weather conditions generally result in greater earnings during the winter months. We normally inject natural gas into storage during summer months (principally April 1 through October 31) for withdrawal from storage during winter months (principally November 1 through March 31) when customer demand is higher. During 1999, the amount of natural gas in storage varied from 9.8 million dekatherms (one dekatherm equals 1,000,000 BTUs) to 21.1 million dekatherms, and the aggregate commodity cost of this gas in storage varied from $19,985,000 to $47,583,000.

         The following is a five-year comparison of gas sales and other statistics for the years ended October 31, 1995 through 1999:

                                                    1999            1998             1997              1996             1995
                                                 ---------        ---------        ---------        ---------        ---------
OPERATING REVENUES (in thousands):
  Sales and Transportation:
    Residential                                  $ 295,108        $ 323,777        $ 319,722        $ 292,010        $ 229,546
    Commercial                                     168,731          189,341          195,862          180,415          135,933
    Industrial                                     143,129          162,336          191,565          184,118          133,205
    For Resale                                         254               87              266            2,748            3,323
                                                 ---------        ---------        ---------        ---------        ---------

     Total                                         607,222          675,541          707,415          659,291          502,007
  Secondary Market Sales                            75,734           86,333           64,411           22,152             --
  Miscellaneous                                      3,514            3,403            3,691            3,612            3,216
                                                 ---------        ---------        ---------        ---------        ---------
     Total                                       $ 686,470        $ 765,277        $ 775,517        $ 685,055        $ 505,223
                                                 =========        =========        =========        =========        =========

                                                    1999            1998             1997              1996             1995
                                                 ---------        ---------        ---------        ---------        ---------
GAS VOLUMES - DEKATHERMS (in thousands):
  System Throughput:
    Residential                                     38,111           41,142           38,339           43,357           33,513
    Commercial                                      26,668           28,528           28,476           31,040           22,867
    Industrial                                      64,171           64,165           65,000           62,434           65,904
    For Power Generation                             6,991            9,141            3,236            1,620            1,831
    For Resale                                          29               17               27              581            1,478
                                                 ---------        ---------        ---------        ---------        ---------
     Total                                         135,970          142,993          135,078          139,032          125,593
                                                 =========        =========        =========        =========        =========

  Secondary Market Sales                            34,792           33,953           24,547            9,724             --

NUMBER OF RETAIL CUSTOMERS BILLED (12 month average):
    Residential                                    549,294          522,451          495,739          468,803          446,118
    Commercial                                      66,409           63,878           62,258           59,905           57,803
    Industrial                                       3,080            3,201            2,697            2,687            2,711
                                                 ---------        ---------        ---------        ---------        ---------
     Total                                         618,783          589,530          560,694          531,395          506,632
                                                 =========        =========        =========        =========        =========

AVERAGE PER RESIDENTIAL CUSTOMER:
    Gas Used - Dekatherms                            69.38            78.75            77.34            92.48            75.12
    Revenue                                      $  537.25        $  619.73        $  644.94        $  622.88        $  514.54
    Revenue Per Dekatherm                        $    7.74        $    7.87        $    8.34        $    6.73        $    6.85

COST OF GAS (in thousands):
    Natural Gas Purchased                        $ 290,501        $ 337,400        $ 362,249        $ 327,968        $ 155,683
    Liquefied Petroleum Gas (LPG)                     --               --                 77              160               60
    Transportation Gas Received (Not
      Delivered)                                    (1,236)             339           (1,840)           1,024             (181)
    Natural Gas Withdrawn from
      (Injected into) Storage, net                  (3,111)          (2,750)           2,597           (8,078)           6,094
    Other Storage                                   (4,937)             333              318              (40)             860
    Other Adjustments                               84,745          107,100           97,264           73,099           85,051
                                                 ---------        ---------        ---------        ---------        ---------
        Total                                    $ 365,962        $ 442,422        $ 460,665        $ 394,133        $ 247,567
                                                 =========        =========        =========        =========        =========
COST OF GAS PER DEKATHERM OF GAS SOLD            $    3.05        $    3.45        $    3.81        $    3.17        $    2.76

SUPPLY AVAILABLE FOR DISTRIBUTION - DEKATHERMS (in thousands):
    Natural Gas Purchased                          130,633          138,870          129,797          127,799           86,372
    LPG                                               --               --                 10              121               13
    Transportation Gas                              44,322           42,091           32,026           24,550           41,589
    Natural Gas Withdrawn from (Injected
      into) Storage, net                              (373)          (3,301)              (3)          (1,142)            (750)
    Other Storage                                   (2,132)              27               16               16              (15)
    Company Use                                       (154)            (110)            (121)            (152)            (118)
                                                 ---------        ---------        ---------        ---------        ---------

     Total                                         172,296          177,577          161,725          151,192          127,091
                                                 =========        =========        =========        =========        =========

UTILITY CAPITAL EXPENDITURES (in thousands)      $ 102,020        $  93,513        $  93,482        $  98,258        $ 100,825
GAS MAINS - MILES OF 3" EQUIVALENT                  18,400           18,200           17,800           16,900           16,700
DEGREE DAYS - SYSTEM AVERAGE:
    Actual                                           3,124            3,339            3,471            3,993            3,144
    Normal                                           3,597            3,612            3,611            3,606            3,617
    Percentage of Actual to Normal                      87%              92%              96%             111%              87%

PROPANE OPERATIONS:
    Revenues (in thousands)                      $  28,249        $  30,789        $  36,816        $  44,046        $  33,414
    Volumes Sold (gallons in millions)                33.0             34.6             36.7             49.3             38.4
    Customers (at year end)                         48,000           48,000           48,100           48,100           48,500

         During 1999, we delivered 136 million dekatherms of natural gas to our customers, of which 44.6 million dekatherms were transported for large industrial customers. This compares with 143 million dekatherms delivered in 1998, of which 42 million dekatherms were transported. In addition to this system throughput, secondary-market sales volumes increased to 34.8 million dekatherms in 1999, compared with 34 million dekatherms in 1998.

         Sales to temperature-sensitive customers, whose consumption varies with the weather, were 64.8 million dekatherms in 1999, compared with 69.7 million dekatherms in 1998. Weather which was 13% warmer than normal was experienced in 1999, compared with 8% warmer-than-normal weather in 1998. We sold or transported 7 million dekatherms to power generation customers in 1999, compared with 9.1 million dekatherms in 1998. We sold or transported 64.2 million dekatherms to industrial users in 1999 and 1998. Industrial sales are the most price-sensitive of our markets and are largely a function of our ability to obtain supplies of natural gas competitively priced with other industrial fuels.

         Except as set forth below, all natural gas distributed is transported to us by one or more of eight interstate pipelines, Transcontinental Gas Pipe Line Corporation (Transco), Tennessee Gas Pipeline Company, Texas Eastern Transmission Corporation, Columbia Gas Transmission Company, Columbia Gulf Transmission Corporation, National Fuel Gas Supply Corporation, Texas Gas Transmission Corporation and CNG Transmission Corporation.

         As of November 1, 1999, we have contracted to purchase the following pipeline long-term firm transportation capacity in dekatherms of daily deliverability:

  Transco (including certain upstream arrangements with CNG, Texas Gas and National Fuel)                487,800
  Tennessee Pipeline                                                                                      74,100
  Texas Eastern                                                                                            1,700
  Columbia Gas (through arrangements with Transco and Columbia Gulf)                                      23,000
  Columbia Gulf                                                                                            5,000
                                                                                                         -------
    Total                                                                                                591,600
                                                                                                         =======

         We have the following additional long-term peaking capacity in dekatherms of daily deliverability through local peaking facilities, storage contracts and third-party city gate arrangements to meet the firm demands of our markets. This availability varies from five days to one year.

   Liquefied Natural Gas (LNG)                                                                           210,000
   Liquefied Petroleum Gas                                                                                 8,000
   Transco Storage                                                                                        86,000
   Columbia Gas Storage                                                                                   91,200
   Tennessee Pipeline Storage                                                                             55,900
   CNG Storage                                                                                             7,000
   Pine Needle LNG                                                                                       207,000
   Third-Party City Gate Arrangements                                                                     65,000
                                                                                                         -------
     Total                                                                                               730,100
                                                                                                         =======

         We utilize a "best cost" gas purchasing philosophy that seeks to purchase gas on a short- or long-term basis by weighing cost against supply security and reliability factors. In 1999,

130.6 million dekatherms of natural gas were purchased.

         We own or have under contract 24.7 million dekatherms of storage capacity, either in the form of underground storage or LNG. This capability is used to supplement regular pipeline supplies on colder winter days when demand increases.

         For further information on gas supply and regulation, see "Gas Supply and Regulatory Proceedings" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

         Approximately 32% of annual gas deliveries in 1999 were made to industrial or large commercial customers who have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and some propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under existing regulations of the Federal Energy Regulatory Commission (FERC), certain large commercial or industrial customers located in proximity to the interstate pipelines delivering gas to us could attempt to bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, only minimal bypass activity has been experienced in part because of our ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

         In the residential and small commercial markets, natural gas competes primarily with electricity for such uses as cooking and water heating and with electricity and fuel oil for space heating.

         During 1999, our largest customer contributed $19,745,000, or 3%, to total operating revenues.

         We spend an immaterial amount for research and development costs. We contribute to gas industry-sponsored research projects; however, the amounts contributed to such projects are minimal.

         Compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or competitive position during 1999. For further information on environmental issues, see "Environmental Matters" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

         As of October 31, 1999, we had 1,821 employees, compared with 1,841 employees as of October 31, 1998.

Item 2.  Properties

         Our properties consist primarily of distribution systems and related facilities to serve our utility customers. We have constructed and own approximately 526 miles of lateral pipelines up to 16 inches in diameter which connect our distribution systems with the transmission systems of our pipeline suppliers. Natural gas is distributed through approximately 18,400 miles (three-inch equivalent) of distribution mains. The lateral pipelines and distribution mains are located on or under public streets and highways, or private property with the permission of the individual owners.

         We either own or lease for varying periods district and regional offices for our utility and non-utility operations.


Item 3.  Legal Proceedings

         There are a number of lawsuits pending against us in the ordinary course of business for damages alleged to have been caused by our employees. We have liability insurance which we believe is adequate to cover any material judgments which may result from these lawsuits.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) Our Common Stock is traded on the New York Stock Exchange (NYSE). The following table provides information with respect to the high and low sales prices on the NYSE (symbol PNY) for each quarterly period for the years ended October 31, 1999 and 1998.


  1999          High        Low           1998         High       Low
----------      ----        ---        ----------      ----       ---

January 31      36.6250     30.0625    January 31      36.4375    27.0000
April 30        35.8750     28.6250    April 30        34.9375    30.3750
July 31         34.3750     30.6875    July 31         34.6875    28.8750
October 31      34.1875     30.2500    October 31      35.3125    27.8750


         (b) As of January 13, 2000, our Common Stock was owned by 18,302 shareholders of record.


         (c) Information with respect to quarterly dividends paid on Common Stock for the years ended October 31, 1999 and 1998, is as follows:

               Dividends Paid                      Dividends Paid
  1999           Per Share              1998         Per Share
----------     -------------         ----------    --------------

January 31       32.5(cent)          January 31      30.5(cent)
April 30         34.5(cent)          April 30        32.5(cent)
July 31          34.5(cent)          July 31         32.5(cent)
October 31       34.5(cent)          October 31      32.5(cent)

         The amount of cash dividends that may be paid on Common Stock is restricted by provisions contained in our articles of incorporation and in note agreements under which long-term debt was issued. At October 31, 1999, all retained earnings were free of such restrictions.

Item 6.  Selected Financial Data

         Selected financial data for the years ended October 31, 1995 through 1999, is as follows:

                                                     1999             1998             1997               1996           1995
                                                     ----             ----             ----               ----           ----
                                                                      (in thousands except per share amounts)

Margin                                            $  320,508       $  322,855       $  314,852       $  290,922       $  257,656
Operating Revenues                                $  686,470       $  765,277       $  775,517       $  685,055       $  505,223
Net Income                                        $   58,207       $   60,313       $   54,074       $   48,562       $   40,310
Earnings per Share of Common Stock:
   Basic                                          $     1.88       $     1.98       $     1.81       $     1.67       $     1.45
   Diluted                                        $     1.86       $     1.96       $     1.79       $     1.66       $     1.44
Cash Dividends Per Share of Common Stock          $     1.36       $     1.28       $    1.205       $    1.145       $    1.085
Average Shares of Common Stock:
   Basic                                              31,013           30,472           29,883           29,161           27,890
   Diluted                                            31,242           30,717           30,229           29,213           28,002
Total Assets                                      $1,288,657       $1,162,844       $1,098,156       $1,067,086       $  964,895
Long-Term Debt (less current maturities)          $  423,000       $  371,000       $  381,000       $  391,000       $  361,000
Rate of Return on Average Common Equity                12.25%           13.74%           13.42%           13.11%           12.27%
Long-Term Debt to Total Capitalization Ratio           46.24%           44.74%           47.58%           50.32%           50.42%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The gas distribution business is highly weather sensitive and seasonal. This weather sensitivity and seasonality cause short-term cash requirements to vary significantly during the year. We finance current cash requirements through operating cash flows, the issuance of new common stock through dividend reinvestment and employee stock purchase plans and short-term borrowings. Short-term debt may be used to finance construction pending the issuance of long-term debt or equity. We sell common stock and long-term debt to cover cash requirements when market or other conditions are favorable for such long-term financing.

         Various banks provide lines of credit totaling $75 million for these direct short-term borrowings. Additional lines are also available on an as needed, if available, basis. These short-term borrowings include bankers' acceptances, transactional borrowings and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. Outstanding short-term borrowings during 1999 ranged from zero to a high of $115 million and interest rates ranged from 4.88% to 6.25% during the year. At October 31, 1999, $79.5 million of short-term debt was outstanding at a weighted average interest rate of 5.63%.

         We had $425 million of long-term debt outstanding at October 31, 1999. Annual sinking fund requirements and maturities of this debt are $2 million in 2000, $32 million in 2001, $2 million in 2002, $47 million in 2003 and $2 million in 2004. Long-term debt retired in 1999 totaled $46 million.

         On September 15, 1999, we prepaid our 10.02% and 10.11% Senior Notes due in 2003 and 2004, respectively, in the amount of $36 million plus accrued interest and an early payment premium of $1.1 million. To fund this prepayment and for other working capital and construction purposes, we issued two medium-term notes under a shelf registration statement for $150 million of debt securities that was filed with the Securities and Exchange Commission in 1997. These two issues consist of $30 million of 7.35% notes due 2009 and $60 million of 7.95% notes due 2029. Both notes are to be redeemed in a single payment at maturity.

         At October 31, 1999, our capitalization ratio consisted of 46% long-term debt and 54% common equity. The embedded cost of long-term debt at that date was 8.04%. The return on average common equity in 1999 was 12.25%.

         Cash provided from operations, from financing and from the issuance of Common Stock through dividend reinvestment and stock purchase plans was sufficient to fund capital expenditures of $103.6 million, payments of debt principal and interest of $78.7 million and dividend payments to shareholders of $42.2 million.

         We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our 5% current annual growth in customer base. Utility capital expenditures for 1999 were $102 million. Non-utility capital expenditures in 1999 were $1.6 million. In addition, we made an equity contribution in 1999 of $18.7 million to cover our portion of the permanent financing of a liquified natural gas peak-demand facility in which we have an equity interest. Utility capital expenditures totaling $116.7 million, primarily to serve customer growth, and $2.6 million for non-utility activities are budgeted for 2000.

Competition and Accounting for Regulated Activities

         The natural gas industry, including producers, pipelines and local gas distribution companies (LDCs), has undergone significant changes in recent years in moving toward a less-regulated marketplace. In response to the changing competitive situation, we continue to assess the nature of our business and explore alternatives to the traditional utility role of purchase, sale and transportation of natural gas. Non-traditional ratemaking initiatives and market-based pricing of products and services provide additional challenges and opportunities for us. We anticipate that opportunities for non-regulated sales will increase as competition intensifies and further retail market unbundling occurs.

         We account for our regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). FAS 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying FAS 71, we have capitalized certain costs and benefits as regulatory assets and liabilities, respectively, pursuant to orders of state utility regulatory commissions, either in general rate proceedings or expense deferral proceedings, in order to provide for recovery of or refunds to utility customers in future periods. As competition increases and we are further subjected to the impact of deregulation, we may not be able to continue to apply FAS 71 to all or parts of our business. If this were to occur, we would be required to apply accounting standards utilized by non-regulated enterprises. At such time as we determine that the provisions of FAS 71 no longer apply, costs previously deferred as regulatory assets in the consolidated balance sheet would be eliminated, net of the elimination of any regulatory liabilities. The composition and amount of regulatory assets and liabilities are shown in Note 1 to the consolidated financial statements.

         While we believe the provisions of FAS 71 continue to apply to our regulated operations, the changing nature of the business requires continual assessment of the impact of those changes on our accounting policies.

Gas Supply and Regulatory Proceedings

         To meet customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts will allow us to remain competitive. We have a diversified portfolio of local peaking facilities, transportation and storage contracts with interstate pipelines and supply contracts with major producers and marketers to satisfy the supply and deliverability requirements of our customers.

         In our opinion, present rules and regulations of our three state utility regulators, the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA), permit the pass through of interstate pipeline capacity and storage service costs, as well as gas commodity costs from natural gas suppliers, that may be incurred under orders or regulations of the Federal Energy Regulatory Commission (FERC). The majority of our natural gas supply is purchased from producers and marketers in non-regulated transactions. Our rate schedules include provisions permitting the recovery of prudently incurred gas costs. The NCUC and the PSCSC require annual prudence reviews covering a historical twelve-month period; however, such review is not required in Tennessee. For the most recent twelve-month period, the NCUC and the PSCSC found us to be prudent in our gas purchasing practices and allowed 100% recovery of our gas costs.

         In 1996, the TRA approved a two-year experimental performance incentive plan effective July 1, 1996, which eliminated annual prudence reviews and established an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark rates, together with income from marketing transportation and storage capacity in the secondary market. The plan is subject to an overall annual cap of $1.6 million on gains or losses by us. The benefits of the incentive plan are the elimination of annual gas purchase prudence reviews, reduction of gas costs for ratepayers and potential earnings to shareholders by sharing in gas cost reductions. In 1998, the TRA renewed the plan and in 1999 authorized the continuance of the plan each July 1 until we notify the TRA of termination 90 days before the end of a plan year or until the plan is modified, amended or terminated by the TRA.

         Secondary market transactions permit us to market short-term gas supplies and transportation services by contract with wholesale or off-system customers. These sales contribute the smallest per-unit margin to earnings; however, the program allows us to act as a wholesale marketer of natural gas and transportation capacity in order to generate operating margin from sources not restricted by the capacity of our retail distribution system. In North Carolina, a sharing mechanism is in effect where 75% of any margin earned is refunded to firm customers. Sales in Tennessee are included in the rate-sharing mechanism under the performance incentive plan.

         Approximately 32% of annual gas deliveries in 1999 were made to industrial or large commercial customers who have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and some propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under existing regulations of the FERC, certain large commercial or industrial customers located in proximity to the interstate pipelines delivering gas to us could attempt to bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, only minimal bypass activity has been experienced in part because of our ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

         The NCUC has established an expansion fund consisting of supplier refunds due customers to be used to extend natural gas service into unserved areas of the state. As of October 31, 1999, the North Carolina State Treasurer held $30.5 million in our expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the consolidated balance sheet. The NCUC decides the use of these funds as we file individual project applications for unserved areas.

         In November 1998, the NCUC issued an order approving our request for an expansion project to extend natural gas service to the counties of Avery, Mitchell and Yancey. We requested authority to use $26.3 million in expansion fund money to pay a portion of the estimated cost of the project of $31.9 million. In January 1999, we proposed an alternate route to these counties and in May the NCUC approved the transfer of an additional $1.5 million in supplier refunds to our expansion fund. This provides funding of $27.8 million for the project, now estimated to cost $33.4 million.

         In December 1999, we filed with the TRA for a general rate increase of $10.7 million annually. The case is expected to be set for hearing in early 2000.

Results of Operations

         Net income for 1999 was $58.2 million, compared with $60.3 million in 1998 and $54.1 million in 1997.

         Net income for 1999 decreased $2.1 million from 1998 primarily for the reasons listed below.

         -        Sales decreased in all customer classes.
         -        Earnings decreased from propane operations.
         - Earnings decreased from unregulated retail energy marketing services.

         -        Depreciation expense increased.

         These decreases were partially offset for the reasons listed below.

         -        Operations expenses decreased.
         -        General taxes decreased.
         -        Utility interest charges decreased.

         Net income for 1998 increased $6.2 million from 1997 primarily for the reasons listed below.

         - Regulatory rate changes increased rates and updated gas cost components.
         -        Secondary market transactions increased.
         -        Interest income increased.
         -        Operations and maintenance expenses decreased.
         -        General taxes decreased.
         -        Utility interest charges decreased.

         An increase in depreciation expense partially offset these increases in net income.

         Compared with the prior year, weather in our service area was 6% warmer in 1999, 4% warmer in 1998 and 13% warmer in 1997. Volumes of gas delivered to customers, which we refer to as system throughput, were 136 million dekatherms in 1999, compared with 143 million dekatherms in 1998, a decrease of 5%, and
135.1 million dekatherms in 1997. In addition to this system throughput, secondary-market sales volumes increased to 34.8 million dekatherms in 1999, compared with 34 million dekatherms in 1998 and 24.5 million dekatherms in 1997.

         Operating revenues were $686.5 million in 1999, $765.3 million in 1998 and $775.5 million in 1997.

         Operating revenues for 1999 decreased by $78.8 million from 1998 primarily for the reasons listed below.

         - Sales to residential, commercial and industrial customers decreased due to warmer weather.
         -        North Carolina gross receipts taxes were eliminated from rates during 1999 (see discussion of General Taxes below).
         -        Revenues from secondary market activity decreased even though volumes increased.

         Operating revenues for 1998 decreased by $10.2 million from 1997 primarily for the reasons listed below.

         - A reduction in the embedded cost of gas which is a component of revenue.
         - The shift from sales of gas to transportation on which there is no commodity cost included in revenues.
         - Increased volumes in secondary market sales at wholesale market rates which are lower than retail tariff rates.

         The weather normalization adjustment mechanism (WNA) generated revenues of $19.7 million, $5 million and $10.6 million in 1999, 1998 and 1997, respectively. The WNA in effect in all three states is designed to offset the impact that unusually cold or warm weather has on residential and commercial customer billings and margin. Weather 13% warmer than normal was experienced in 1999, compared with 8% warmer-than-normal weather in 1998 and 4% warmer-than-normal weather in 1997.

         In general rate proceedings, the state regulatory commissions authorize us to recover a margin, applicable rate less cost of gas, on each unit of gas sold. Each commission has also authorized us to negotiate lower rates to certain of our industrial customers when necessary to remain competitive. We are generally permitted to recover margin losses resulting from these negotiated transactions through rates. The ability to recover such negotiated margin reductions is subject to continuing regulatory approvals.

         Cost of gas was $366 million in 1999, $442.4 million in 1998 and $460.7 million in 1997.

         Cost of gas for 1999 decreased $76.4 million from 1998 primarily for the reasons listed below.

         -        Decreases in embedded gas costs.
         - Increased volumes in secondary market sales at wholesale market rates which are lower than retail tariff rates.
         -        Increases in capacity release transactions.

         Cost of gas for 1998 decreased $18.3 million from 1997 primarily for the reasons listed below.

         -        Decreases in embedded gas costs.
         -        The shift from sales to transportation.
         - Increased volumes in secondary market sales at wholesale market rates which are lower than retail tariff rates.

         Increases or decreases in purchased gas costs from suppliers have no significant impact on margin as substantially all changes are passed on to customers through purchased gas adjustment procedures.

         Margin was $320.5 million in 1999, $322.9 million in 1998 and $314.9 million in 1997. Margin increased or decreased due to the changes in revenues and cost of gas noted above. The margin earned per dekatherm of system throughput increased by $.10 in 1999 over 1998 and decreased by $.07 in 1998 from 1997.

         Other operations and maintenance expenses were $116.8 million in 1999, $119.6 million in 1998 and $126.8 million in 1997.

         Operations and maintenance expenses for 1999 decreased $2.8 million, compared with 1998, primarily for the reasons listed below.

         -        Decrease in risk insurance expense.
         -        Decrease in office supplies expense.
         -        Decrease in payroll expense.
         -        Decrease in employee benefits expense.
         -        Decrease in the provision for uncollectibles.

         Increases in outside labor expense and advertising expense partially offset these decreases in 1999.

         Operations and maintenance expenses for 1998 decreased $7.2 million, compared with 1997, primarily due to the following reasons.

         -        Decrease in payroll expense.
         -        Decrease in rent expense.
         -        Decrease in advertising expense.
         -        Decrease in the provision for uncollectibles.

         An increase in outside labor expense partially offset these decreases in 1998.

         As part of a plan to reduce overall operating expenses, the Company eliminated 93 positions in 1997 which reduced the utility workforce by 5% from the employee count as of the end of 1996. The workforce reduction plan resulted in a charge to operations expense of $1.8 million in the fourth quarter of 1997.

         Depreciation expense increased from $39.2 million to $44.1 million over the three-year period 1997 to 1999 primarily due to the growth in plant in service.

         General taxes decreased from $32.9 million to $29.5 million over the three-year period 1997 to 1999 primarily due to decreases in gross receipts taxes charged on lower amounts billed to customers and the elimination of North Carolina gross receipts taxes explained below. Increases in property taxes resulting from rate increases and additions to taxable property and state franchise taxes partially offset these decreases.

         Effective July 1, 1999, for bills rendered after August 1, 1999, we began charging a new excise tax on piped natural gas used in North Carolina. This tax replaced the sales and use tax and gross receipts tax that were previously applicable to piped natural gas. The excise tax is calculated using a declining block rate structure applied to the number of therms delivered each month. The excise tax is not intended to increase or decrease taxes, but to replace the combination of the sales and use tax and gross receipts tax.

         The gross receipts tax was included in our gas rates billed to customers and therefore was in our operating revenues. Gross receipts tax expense in the same amount was also included in general taxes. The sales and use tax was not included in rates but was collected as a surcharge and remitted to the state with no impact on the income statement. The excise tax follows the previous sales and use tax treatment and is not included in revenues or expenses. This change impacts the comparability of revenues and thus margin (revenues less cost of gas) and general taxes for all periods prior to the change.

         Other income, net of income taxes, decreased to a loss of $1.1 million in 1999 compared with income of $2.3 million in 1998 and $4.1 million in 1997 primarily due to the following reasons.

         - Decrease in earnings from unregulated retail energy marketing services.
         -        Decrease in interest earned on temporary cash investments.

         Decreases in earnings from unregulated retail energy marketing services result from start-up costs incurred by our retail marketing joint venture, SouthStar Energy Services LLC (SouthStar), associated with its entry into the unregulated retail gas market in Georgia.

         Increases in earnings from non-utility LNG operations and in the allowance for funds used during construction partially offset these decreases.

         Utility interest charges were $32.4 million in 1999, $33.2 million in 1998 and $34 million in 1997.

         Utility interest charges for 1999 decreased $800,000, compared with 1998, primarily due to the following reasons.

         - Decrease in interest on long-term debt due to lower balances outstanding over the period.
         - Decrease in interest charged on refunds due customers from lower balances outstanding.
         - Increase in the portion of the allowance for funds used during construction attributable to borrowed funds.

         An increase in interest on short-term debt due to greater balances outstanding even at slightly lower interest rates partially offset these decreases in 1999.

         Utility interest charges for 1998 decreased $800,000, compared with 1997, primarily due to the following reasons.

         - Decrease in interest on long-term debt due to lower balances outstanding.
         - Decrease in interest on short-term debt due to lower balances outstanding but at slightly higher rates.
         - Increase in the portion of the allowance for funds used during construction attributable to borrowed funds.

         An increase in interest on refunds due customers due to higher balances outstanding partially offset these decreases in 1998.

Environmental Matters

         We have owned, leased or operated manufactured gas plant (MGP) facilities at 12 sites in our three-state service area. In 1997, we entered into a settlement with a third party with respect to nine of these sites. As of October 31, 1999, we had an environmental liability of $1.4 million for the remaining three MGP sites not covered by the settlement. This liability is estimated based on a generic MGP site study as we have not performed site-specific evaluations.

         Our three state regulatory commissions authorized us to utilize deferral accounting, or to create a regulatory asset, for expenditures made in connection with environmental matters. In connection with the settlement noted above and the estimated liability for the three remaining sites, we have recorded a regulatory asset of $6.6 million. As of October 31, 1999, we had an additional regulatory asset in the amount of $377,000, net of recoveries from customers, for other environmental costs, primarily legal fees and engineering assessments.

         Further evaluations of the three remaining sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on financial position or results of operations.

Accounting Pronouncements

         Effective November 1, 2000, we will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". We are currently evaluating the effects of FAS 133 on financial position and results of operations.

Year 2000

Overview

         In 1996, we formed a Year 2000 Project Team and selected a consulting firm to help us with a comprehensive company-wide project to inventory, assess, replace, remediate and test hardware, software and embedded systems intended to make them Year 2000 ready. In 1997, we formed a Year 2000 Sub-Committee composed of senior-level executives to monitor Year 2000 efforts and assure that our core systems would be Year 2000 ready prior to the turn of the century.

         In support of these efforts, we also formed a Test Management Group who established specific testing processes and procedures that were used with both Information Technology (IT) and non-IT systems. The testing methodology included the use of various testing techniques such as regression, system, parallel, interface and stress testing. Test plans included additional testing scenarios to demonstrate Year 2000 readiness. The Test Management Group reviewed the results of these tests to verify that a particular system's functional and Year 2000 readiness testing was properly completed.

         During the fourth calendar quarter of 1999, we were required by some software vendors to apply additional patches to systems that had been previously upgraded or replaced. This work was completed and the systems were made Year 2000 ready.

         During the transition weekend of December 31, 1999, through January 3, 2000, we had personnel on-site to monitor our gas distribution network and to verify that our computer systems did not experience any Year 2000 impacts. We did not experience any failures that resulted in the loss of gas service to our customers or that posed any safety-related issues to the public or our employees.

Readiness of Systems, Applications and Embedded Devices

         We completed the implementation of Year 2000 ready solutions for our mission-critical applications in December 1998. Examples of these applications are SCADA (real-time system pressure and flow monitoring), Customer Information, Telemetering, Materials Management, Gas Management, Accounts Payable, General Ledger and Asset Management. Many of our support-intensive and low-impact applications were also Year 2000 ready by the end of December 1998. The final application was completed on schedule in September 1999.

         We completed the inventory and assessment of embedded systems and found that approximately 4% of the devices had a Year 2000 impact. We developed a remediation strategy for each of the impacted devices and completed the upgrades on all of those systems.

         We will continue to monitor the readiness status of our systems due to the Year 2000 being a leap year in an effort to reduce the risk that any Year 2000 failures after January 1, 2000, could result in material impacts to us.

Suppliers and Vendors

         We are dependent on a variety of suppliers and vendors to provide essential equipment, materials and services. In many ways, our ability to continue normal business operations is dependent on the timely delivery of these goods and services. We committed significant resources to contacting our critical suppliers and assessing their readiness. In cases where suppliers were non-responsive or demonstrated a significant risk of being non-compliant, we identified alternative sources. In other cases, we increased our inventory levels of specific critical items. Our intent was to minimize or avoid the impact of any disruptions associated with the inability of a given supplier to respond to our business needs.

Risks

         The Year 2000 Sub-Committee reviewed and approved ten specific "worst case" scenarios. We designated plan owners for each scenario and developed contingency plans to address each of the items. Our worst case scenarios were as follows:

         -        Electrical outages,
         -        Telecommunication outages,
         -        Natural gas shortages,
         -        Water outages,
         -        Vehicle fuel shortages,
         -        Staff shortages,
         -        Postal service outages,

         -        Data center services outages,
         -        Emergency response impacts, and
         -        Financial institution impacts.

         During the transition weekend, we were not required to invoke any contingency plans related to our worst case scenarios.

Contingency Planning

         We developed contingency plans in the areas of facilities, applications, suppliers, embedded technologies and worst case scenarios. We followed a standard template based on guidelines outlined by the General Accounting Office for Year 2000 Business Continuity and Contingency Planning. The contingency planning process assumed that there could be multiple concurrent failures of systems, thus requiring an additional level of planning to compensate for any assumptions that were made within a particular contingency plan. During September 1999, we completed the testing of selected contingency plans based on potential risks.

         In addition, we developed a Year 2000 event plan that outlined the staffing requirements and the system verification procedures that were utilized during the transition weekend. The plan included a Command and Control Center that was managed by one of our senior executives. Personnel in the center monitored the system verification activities and coordinated the communication of our status to state regulatory agencies, the American Gas Association and the media.

         In an effort to reduce our risk from staff shortages, we established a policy which limits employee vacations during December 1999 and January 2000. The policy provides for certain exceptions and reserves the right for management to determine final work or vacation schedules based on the needs of our business and customers.

Financial Impact

         We estimate our total costs for Year 2000 readiness, including inventory, assessment, replacements, upgrades, repairs and testing, to be $23.6 million, substantially all of which was incurred as of October 31, 1999. Total operating costs are estimated to be $4.3 million. By order of the North Carolina Utilities Commission, we defer and amortize over a three-year period the portion of the operating costs attributable to North Carolina (57% based on utility plant in service). Of the total estimated costs, we capitalized costs of $19.3 million to replace existing applications with new systems that are Year 2000 operational and that provide additional business management information and functionality. We did not defer or cancel any planned IT projects due to Year 2000 issues.

         As of October 31, 1999, we have expensed $3 million and deferred $1.3 million. Year 2000 costs were funded by revenues generated from operations or through borrowings under existing credit agreements. The Year 2000 costs for fiscal 1999 comprised approximately 33% of the IT budget.

         Total costs associated with Year 2000 readiness did not significantly impact our financial position or results of operations.

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

Forward-Looking Statements

         Our discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements concerning plans, objectives, proposed capital expenditures and future events or performance are some of the items included in forward-looking statements. Our statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, we can give no assurances that these expectations will be achieved. Important factors that could cause actual results to differ include:

- Regulatory issues, including those that affect allowed rates of return, rate structure and financings,
- Industrial, commercial and residential growth in the service territories,
- Deregulation, unanticipated impacts of restructuring and increased competition in the energy industry,
- The potential loss of large-volume industrial customers due to bypass or the shift by such customers to special competitive contracts at lower per-unit margins,
-        Economic and capital market conditions,
-        The ability to meet internal performance goals,
- The capital intensive nature of our business, including development project delays or changes in project costs,
-        Changes in the availability and price of natural gas,
-        Changes in demographic patterns and weather conditions, and
-        Changes in environmental requirements and cost of compliance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The information required by this item is set forth in Note 5, Financial Instruments and Related Fair Value, in Item 8 of this report on page 34.


Item 8.  Financial Statements and Supplementary Data

         Consolidated financial statements and schedules required by this Item are listed in Item 14(a)1 and 2 in Part IV of this report on page 53.

                                   BLANK PAGE

CONSOLIDATED BALANCE SHEETS
October 31, 1999 and 1998



ASSETS                                               1999              1998
                                                  ----------        ----------
                                                         (in thousands)
Utility Plant:
  Utility plant in service                        $1,378,241        $1,293,797
    Less accumulated depreciation                    420,140           381,585
                                                  ----------        ----------
      Utility plant in service, net                  958,101           912,212
  Construction work in progress                       63,081            52,128
                                                  ----------        ----------
      Total utility plant, net                     1,021,182           964,340
                                                  ----------        ----------

Other Physical Property, at cost (net of
  accumulated depreciation of $18,967,000
  in 1999 and $17,406,000 in 1998)                    25,793            26,300
                                                  ----------        ----------

Current Assets:
  Cash and cash equivalents                            6,174             9,720
  Restricted cash                                     40,156            27,484
  Receivables (less allowance for doubtful
    accounts of $864,000 in 1999 and
    $2,314,000 in 1998)                               32,106            24,459
  Receivables from affiliate                          22,354              --
  Inventories:
    Gas in storage                                    48,685            42,465
    Materials, supplies and merchandise                6,294             5,673
  Deferred cost of gas                                 8,267             5,217
  Refundable income taxes                             17,670            13,897
  Prepayments                                         16,689            13,627
                                                  ----------        ----------
      Total current assets                           198,395           142,542
                                                  ----------        ----------

Deferred Charges and Other Assets:
  Unamortized debt expense (amortized
    over life of related debt on a
    straight-line basis)                               4,009             2,455
  Other                                               39,278            27,207
                                                  ----------        ----------
      Total deferred charges and
         other assets                                 43,287            29,662
                                                  ----------        ----------

      Total                                       $1,288,657        $1,162,844
                                                  ==========        ==========


See notes to consolidated financial statements.


CAPITALIZATION AND LIABILITIES                                   1999              1998
                                                              ----------        ----------
                                                                     (in thousands)
Capitalization:
   Stockholders' equity:
       Cumulative preferred stock - no par
          value - 175,000 shares authorized                   $     --          $     --
       Common stock - no par value - 100,000,000
          shares authorized; outstanding, 31,294,955
          shares in 1999 and 30,737,983 shares in 1998           297,149           279,709
       Retained earnings                                         194,598           178,559
                                                              ----------        ----------
          Total stockholders' equity                             491,747           458,268
   Long-term debt                                                423,000           371,000
                                                              ----------        ----------
          Total capitalization                                   914,747           829,268
                                                              ----------        ----------
Current Liabilities:
   Current maturities of long-term debt and sinking
       fund requirements                                           2,000            10,000
   Notes payable                                                  79,500            32,000
   Accounts payable                                               63,116            67,296
   Customers' deposits                                             8,477             7,478
   Deferred income taxes                                          23,002            15,367
   Income taxes accrued                                             --               1,581
   General taxes accrued                                          11,904            11,312
   Refunds due customers                                          26,204            28,408
   Other                                                          12,501            12,406
                                                              ----------        ----------
          Total current liabilities                              226,704           185,848
                                                              ----------        ----------
Deferred Credits and Other Liabilities:
   Unamortized federal investment tax credits                      7,265             7,823
   Accumulated deferred income taxes                             116,134           110,851
   Other                                                          23,807            29,054
                                                              ----------        ----------
          Total deferred credits and other liabilities           147,206           147,728
                                                              ----------        ----------
          Total                                               $1,288,657        $1,162,844
                                                              ==========        ==========

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME
For the Years Ended October 31, 1999, 1998 and 1997

                                                  1999            1998             1997
                                               ---------        ---------        ---------
                                                 (in thousands except per share amounts)
Operating Revenues                             $ 686,470        $ 765,277        $ 775,517
Cost of Gas                                      365,962          442,422          460,665
                                               ---------        ---------        ---------

Margin                                           320,508          322,855          314,852
                                               ---------        ---------        ---------

Other Operating Expenses:
   Operations                                    101,263          104,933          110,689
   Maintenance                                    15,562           14,708           16,160
   Depreciation                                   44,131           42,175           39,187
   General taxes                                  29,465           32,633           32,882
   Income taxes                                   38,365           37,249           31,948
                                               ---------        ---------        ---------
          Total other operating expenses         228,786          231,698          230,866
                                               ---------        ---------        ---------
Operating Income                                  91,722           91,157           83,986
                                               ---------        ---------        ---------

Other Income (Expense):
   Non-utility activities, net of
      income taxes                                (2,007)             684            2,813
   Other income, net of income taxes                 863            1,659            1,271
                                               ---------        ---------        ---------
          Total other income (expense)            (1,144)           2,343            4,084
                                               ---------        ---------        ---------
Income Before Utility Interest Charges            90,578           93,500           88,070
                                               ---------        ---------        ---------
Utility Interest Charges:
   Interest on long-term debt                     31,005           31,507           32,429
   Allowance for borrowed funds used
      during construction (credit)                (2,027)          (1,242)            (712)
   Other interest                                  3,393            2,922            2,279
                                               ---------        ---------        ---------
          Total utility interest charges          32,371           33,187           33,996
                                               ---------        ---------        ---------

Net Income                                     $  58,207        $  60,313        $  54,074
                                               =========        =========        =========
Average Shares of Common Stock:
   Basic                                          31,013           30,472           29,883
   Diluted                                        31,242           30,717           30,229
Earnings Per Share of Common Stock:
   Basic                                       $    1.88        $    1.98        $    1.81
   Diluted                                     $    1.86        $    1.96        $    1.79


See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Years Ended October 31, 1999, 1998 and 1997

                                                      1999            1998             1997
                                                   ---------        ---------        ---------
                                                                 (in thousands)
Cash Flows from Operating Activities:
  Net income                                       $  58,207        $  60,313        $  54,074
                                                   ---------        ---------        ---------

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
          Depreciation and amortization               47,917           46,113           43,441
          Deferred income taxes                       12,918           10,693            3,983
          Amortization of investment
             tax credits                                (558)            (558)            (558)
          Allowance for funds used during
             construction                             (3,461)          (2,611)          (1,418)
          Changes in assets and liabilities:
            Restricted cash                          (12,672)          (6,099)            (904)
            Receivables                               (7,647)           7,908               11
            Receivables from affiliate               (22,354)            --               --
            Inventories                               (6,841)           6,319            3,059
            Other assets, net                        (23,832)         (19,706)          19,269
            Accounts payable                          (4,180)           2,193            4,953
            Refunds due customers                     (2,204)          13,311           15,029
            Other liabilities, net                    (3,692)           5,512              362
                                                   ---------        ---------        ---------

                    Total adjustments                (26,606)          63,075           87,227
                                                   ---------        ---------        ---------
Net cash provided by operating activities             31,601          123,388          141,301
                                                   ---------        ---------        ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                  (98,576)         (90,898)         (92,057)
  Other                                               (1,643)          (1,112)          (3,440)
                                                   ---------        ---------        ---------
Net cash used in investing activities               (100,219)         (92,010)         (95,497)
                                                   ---------        ---------        ---------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net              47,500            7,000          (14,000)
  Proceeds from issuance of
    long-term debt                                    90,000             --               --
  Retirement of long-term debt                       (46,000)         (10,000)         (10,000)
  Issuance of common stock through
    dividend reinvestment and
    employee stock plans                              15,740           15,136           14,420
  Dividends paid                                     (42,168)         (39,004)         (36,008)
                                                   ---------        ---------        ---------
Net cash provided by (used in)
    financing activities                              65,072          (26,868)         (45,588)
                                                   ---------        ---------        ---------
Net Increase (Decrease) in Cash and
    Cash Equivalents                                  (3,546)           4,510              216
Cash and Cash Equivalents at
    Beginning of Year                                  9,720            5,210            4,994
                                                   ---------        ---------        ---------

Cash and Cash Equivalents at End of Year           $   6,174        $   9,720        $   5,210
                                                   =========        =========        =========
Cash Paid During the Year for:
  Interest                                         $  32,647        $  33,226        $  33,324
  Income taxes                                     $  49,359        $  47,139        $  34,636


See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
For the Years Ended October 31, 1999, 1998 and 1997


                                                   1999            1998            1997
                                                 --------        --------        --------
                                                              (in thousands)

Balance at Beginning of Year                     $178,559        $157,250        $139,184
Net Income                                         58,207          60,313          54,074
                                                 --------        --------        --------
      Total                                       236,766         217,563         193,258
Deduct:
    Dividends declared on common
        stock ($1.36 a share in 1999,
        $1.28 in 1998 and $1.205 in 1997)          42,168          39,004          36,008
                                                 --------        --------        --------
Balance at End of Year                           $194,598        $178,559        $157,250
                                                 ========        ========        ========


See notes to consolidated financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

A. Operations and Principles of Consolidation.

         Piedmont Natural Gas Company, Inc., is an investor-owned public utility primarily engaged in the sale and transportation of natural gas to residential, commercial and industrial customers in the Piedmont region of North Carolina and South Carolina and the metropolitan Nashville, Tennessee, area. The consolidated financial statements include the accounts of our wholly owned subsidiaries. All revenues and expenses of non-state-regulated operations are included in other income in the consolidated income statements. Significant intercompany transactions have been eliminated in consolidation where appropriate.

B. Utility Plant and Depreciation.

         Utility plant is stated at original cost, including direct labor and materials, allocable overheads and an allowance for borrowed and equity funds used during construction (AFUDC). AFUDC totaled $3,461,000 for 1999, $2,611,000 for 1998 and $1,418,000 for 1997. The portion of AFUDC attributable to equity funds is included in other income, and the portion attributable to borrowed funds is shown as a reduction of utility interest charges. The costs of property retired are removed from utility plant and such costs, including removal costs net of salvage, are charged to accumulated depreciation.

         We compute depreciation expense using the straight-line method. The composite weighted-average rates were 3.38% for 1999, 3.43% for 1998 and 3.41% for 1997.

         We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our review did not result in a material effect on results of operations or financial condition.

C. Inventories.

         We maintain inventories on the basis of the average cost charged thereto.

D. Deferred Purchased Gas Adjustment.

         Rate schedules include gas adjustment provisions that permit the recovery of gas costs. We revise rates in all three states periodically without formal rate proceedings to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are added to or deducted from cost of gas and included in refunds due customers in the financial statements.

E. Income Taxes.

         We provide deferred income taxes for differences between the book and tax basis of assets and liabilities, principally attributable to accelerated tax depreciation and the timing of the recording of revenues and cost of gas. We amortize deferred investment tax credits to income over the estimated useful life of the related property.

F. Operating Revenues.

         We recognize revenues from meters read on a monthly cycle basis which results in unrecognized revenue from the cycle date through month end. We defer the cost of gas for volumes delivered to customers but not yet billed under the cycle-billing method.

G. Earnings Per Share.

         We compute basic earnings per share using the weighted average number of shares of Common Stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the years ended October 31, 1999, 1998 and 1997, is presented below:

                               1999          1998           1997
                             -------        -------        -------
                             (in thousands except per share amounts)
Net Income                   $58,207        $60,313        $54,074
                             =======        =======        =======

Average shares of
 Common Stock
 outstanding for
 basic earnings
 per share                    31,013         30,472         29,883
Contingently issuable
 shares under
 the long-term
 incentive plan                  229            245            346
                             -------        -------        -------

Average shares of
 dilutive stock               31,242         30,717         30,229
                             =======        =======        =======

Earnings Per Share:
 Basic                       $  1.88        $  1.98        $  1.81
 Diluted                     $  1.86        $  1.96        $  1.79

H. Rate-Regulated Basis of Accounting.

         Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying FAS 71, we have capitalized certain costs and benefits as regulatory assets and liabilities, respectively, pursuant to orders of the state utility regulatory commissions, either in general rate proceedings or expense deferral proceedings, in order to provide for recovery of or refunds to utility customers in future periods.

         We monitor the regulatory and competitive environment in which we operate to determine that our regulatory assets continue to be probable of recovery. If we, at some point in the future, determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of FAS 71, then we would be required to write off that portion which we could not recover, net of any regulatory liabilities which would be deemed no longer necessary.

         The amounts recorded as regulatory assets and liabilities in the consolidated balance sheets at October 31, 1999 and 1998, are summarized as follows:


                                      1999           1998
                                    -------        -------
                                         (in thousands)
Regulatory Assets
Unamortized debt expense            $ 4,009        $ 2,455
Environmental                         6,987          7,037
Pipeline transition costs              --            2,532
Demand-side management costs          3,937          3,214
Deferred Year 2000 costs              1,321          1,132
Deferred pension expense              1,016          1,016
Other                                 1,171          1,441
                                    -------        -------
         Total                      $18,441        $18,827
                                    =======        =======

Regulatory Liabilities
Refunds due customers               $26,204        $28,408
Excess deferred taxes                 7,971         13,017
Deferred incentive plan                 110            455
                                    -------        -------
         Total                      $34,285        $41,880
                                    =======        =======

I. Statement of Cash Flows.

         For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

J.  Other Recently Issued Accounting Standards.

         SFAS No. 130, "Reporting Comprehensive Income", requires the reporting and display of comprehensive income and its components in the financial statements. We have no items of other comprehensive income in any period presented.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), requires all derivative instruments to be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period either in other comprehensive income or in current earnings depending on the use of the derivative and whether it qualifies for hedge accounting. FAS 133, as amended by

SFAS No. 137, which deferred the effective date, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently evaluating the effects of FAS 133 on financial position and results of operations.

K.  Use of Estimates.

         We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

L. Reclassifications.

         We have reclassified certain financial statement items for 1998 and 1997 to conform with the 1999 presentation.


2.  Regulatory Matters

         Our utility operations are subject to regulation by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also subject to regulation by the NCUC as to the issuance of securities.

         We have been operating in an unbundled environment with all of our interstate pipelines for several years under Federal Energy Regulatory Commission (FERC) Order 636. In our opinion, present rules and regulations of the NCUC, the PSCSC and the TRA permit the pass through to customers of interstate pipeline capacity and storage service costs that may be incurred under Order 636. Through 1999, the Company has recovered substantially all such costs through purchased gas adjustment procedures.

         In 1996, the NCUC ordered us to establish an expansion fund and approved initial funding with supplier refunds due customers to enable the extension of natural gas service into unserved areas of the state. As of October 31, 1999, the North Carolina State Treasurer held $30,500,000 in our expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the consolidated balance sheet. The NCUC decides the use of these funds as we file individual project applications for unserved areas.

         In November 1998, the NCUC issued an order approving our request for an expansion project to extend natural gas service to the counties of Avery, Mitchell and Yancey. We requested authority to use $26,300,000 in expansion fund money to pay a portion of the estimated cost of the project of $31,900,000. In January 1999, we filed an affidavit with the NCUC proposing an alternate route for the pipeline to these counties at an additional cost of $1,500,000. In May 1999, the NCUC approved the transfer of an additional $1,500,000 in supplier refunds to our expansion fund. This provides funding of $27,800,000 for the project, now estimated to cost $33,400,000.

         In December 1999, we filed with the TRA for a general rate increase of $10,688,000 annually. The case is expected to be set for hearing in early 2000.


3.  Long-Term Debt

         Long-term debt at October 31, 1999 and 1998, is summarized as follows:

                                 1999            1998
                               --------        --------
                                    (in thousands)
Senior Notes:
  9.19%, due 2001              $ 30,000        $ 30,000
  10.02%, due 2003                 --            20,000
  10.06%, due 2004               10,000          12,000
  10.11%, due 2004                 --            24,000
  9.44%, due 2006                35,000          35,000
  8.51%, due 2017                35,000          35,000
Medium-Term Notes:
  6.23%, due 2003                45,000          45,000
  7.35%, due 2009                30,000            --
  6.87%, due 2023                45,000          45,000
  8.45%, due 2024                40,000          40,000
  7.40%, due 2025                55,000          55,000
  7.50%, due 2026                40,000          40,000
  7.95%, due 2029                60,000            --
                               --------        --------
     Total                      425,000         381,000
Less current maturities           2,000          10,000
                               --------        --------
     Total                     $423,000        $371,000
                               ========        ========

         Annual sinking fund requirements and maturities through 2004 are $2,000,000 in 2000, $32,000,000 in 2001, $2,000,000 in 2002, $47,000,000 in 2003
and $2,000,000 in 2004.

         On September 15, 1999, we prepaid our 10.02% and 10.11% Senior Notes due in 2003 and 2004, respectively, in the amount of $36,000,000 plus accrued interest and an early payment premium of $1,100,000. The premium was deferred and is being amortized over ten years. To fund this prepayment and for other working capital and construction purposes, we issued two medium-term notes under a shelf registration statement for $150,000,000 of debt securities that was filed with the Securities and Exchange Commission in 1997. These two medium-term notes consist of $30,000,000 of 7.35% notes due 2009 and $60,000,000 of 7.95% notes due 2029. Both notes are to be redeemed in a single payment at maturity.

         The amount of cash dividends that may be paid on Common Stock is restricted by provisions contained in our articles of incorporation and in note agreements under which long-term debt was issued. At October 31, 1999, all retained earnings were free of such restrictions.


4. Capital Stock

         The changes in Common Stock for the years ended October 31, 1997, 1998 and 1999, are summarized as follows:

                                                  Shares            Amount
                                                ----------        ----------
                                                                 (in thousands)
Balance, October 31, 1996                       29,548,868        $  246,907
  Issue to participants in the Employee
     Stock Purchase Plan (SPP)                      24,948               555
  Issue to the Dividend Reinvestment and
     Stock Purchase Plan (DRIP)                    568,482            13,865
  Issue to participants in the
     long-term incentive plan (LTIP)                50,716             1,249
                                                ----------        ----------
Balance, October 31, 1997                       30,193,014           262,576
  Issue to SPP                                      18,668               555
  Issue to DRIP                                    464,040            14,582
  Issue to LTIP                                     62,261             1,996
                                                ----------        ----------
Balance, October 31, 1998                       30,737,983           279,709
  Issue to SPP                                      25,945               777
  Issue to DRIP                                    479,507            14,963
  Issue to LTIP                                     51,520             1,700
                                                ----------        ----------
Balance, October 31, 1999                       31,294,955        $  297,149
                                                ==========        ==========

         At October 31, 1999, 3,269,861 shares of Common Stock were reserved for issuance as follows:

SPP                              201,015
DRIP                           2,128,366
LTIP                             940,480
                               ---------
  Total                        3,269,861
                               =========

5.       Financial Instruments and Related Fair Value

         Various banks provide lines of credit totaling $75,000,000 to finance current cash requirements. Additional lines are also available on an as needed, if available, basis. These short-term borrowings under the lines, with maturity dates of less than 90 days, include bankers' acceptances, transactional borrowings and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. At October 31, 1999, the lines of credit were on either a fee basis or compensating balance basis, with average annual balance requirements of $300,000.

         At October 31, 1999, outstanding notes payable consisted of $50,000,000 in bankers' acceptances and $29,500,000 in overnight cost-plus loans. The weighted average interest rate on such borrowings was 5.63%.

         Our principal business activity is the sale and transportation of natural gas to customers located in North Carolina, South Carolina and Tennessee. At October 31, 1999, gas receivables totaled $23,867,000 and other receivables totaled $9,103,000. The uncollected balance of installment receivables which have been transferred with recourse was $18,699,000 and $20,969,000 at October 31, 1999 and 1998, respectively. We have provided an adequate allowance for any receivables which may not be ultimately collected, including the receivables transferred with recourse.

         During 1999, we made equity contributions to our subsidiary, Piedmont Energy Company (Piedmont Energy), who is a member of SouthStar Energy Services LLC (SouthStar). Piedmont Energy used these equity contributions to make loans to SouthStar in accordance with a loan agreement between SouthStar and its members. Loans are funded by the members based on ownership percentage and our loans are limited to $22,500,000. Interest is charged on the outstanding principal balance of each loan at an annual fixed rate equal to LIBOR plus 85 basis points with interest payable quarterly. All loans mature on June 27, 2000.

         At October 31, 1999, SouthStar owed Piedmont Energy $22,354,000, including accrued interest. Piedmont Energy received $265,000 as interest earned on the loans for the twelve months ended October 31, 1999.

         The carrying amounts in the consolidated balance sheets of cash and cash equivalents, restricted cash, receivables, notes payable and accounts payable approximated their fair values due to the short-term maturities of these financial instruments. Based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings, the estimated fair values of long-term debt at October 31, 1999 and 1998, including current portion, were as follows:

                           1999                    1998
                     -----------------       -----------------
                     Carrying    Fair        Carrying    Fair
                      Amount     Value        Amount     Value
                     --------   ------       --------   ------
                                  (in thousands)
Long-term debt       $425,000   $427,936     $381,000   $435,840

         The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair values. The fair value amounts are not intended to reflect principal amounts that we will ultimately be required to pay.

         We engage in minimal derivative products activities, such as exchange-traded futures and over-the-counter forward contracts, to manage commodity price and basis risk when appropriate. The hedging activities permit us to translate physical market activities into a common pricing index against which transaction values will be measured at the margin. Under internal guidelines, we utilize limited speculative positions in the derivatives market or in the form of fixed-price gas supply contracts. Our derivative products activity is not material to financial position or results of operations.

         SouthStar enters into derivative instruments to hedge its exposure to the impact of price and basis fluctuations on gas contracts and utilizes a balanced book approach for matching sales to customers and supply from third parties. Market risk is managed through adherence to open position limits, signature authorizations and day-to-day commercial procedures maintained by SouthStar. Risk of loss is mitigated by continually assessing such risks in the context of the business and the structure of deals. All hedge transactions are subject to a risk management policy, approved by SouthStar's Board of Directors, which does not permit speculative positions. SouthStar's derivative products activity is not material to our financial position or results of operations.


6. Employee Benefit Plans

         We have a defined-benefit pension plan for the benefit of substantially all full-time regular employees. Plan benefits are generally based on credited years of service and the level of compensation during the five consecutive years of the last ten years prior to retirement during which the participant received the highest compensation. Our policy is to fund the plan in an amount not in excess of the amount that is deductible for income tax purposes. Plan assets consist primarily of marketable securities and cash equivalents. We amend the plan from time to time in accordance with changes in tax law.

         We provide certain postretirement health care and life insurance benefits to substantially all full-time regular employees. As of October 31, 1999, the liability associated with such benefits was funded in irrevocable trust funds which can only be used to pay the benefits.

         A reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended October 31, 1999 and 1998, and a statement of the funded status as of October 31, 1999 and 1998, are presented below:


                                                   Pension Benefits                 Other Benefits
                                               -------------------------       -------------------------
                                                 1999            1998             1999           1998
                                               ---------       ---------       ---------       ---------
                                                                     (in thousands)
Change in benefit obligation
Obligation at beginning of year                $ 119,572       $ 112,330       $  22,936       $  21,941
Service cost                                       5,388           5,228             648             620
Interest cost                                      7,309           7,663           1,443           1,489
Plan amendments                                     --             1,624            --              --
Actuarial (gain) loss                             (9,761)          1,641             871             512
Benefit payments                                  (6,915)         (8,914)         (1,926)         (1,626)
                                               ---------       ---------       ---------       ---------

Obligation at end of year                      $ 115,593       $ 119,572       $  23,972       $  22,936
                                               =========       =========       =========       =========

Change in fair value of plan assets
Fair value of plan assets at beginning of
  year                                         $ 149,453       $ 141,540       $   7,172       $   4,709
Actual return on plan assets                      19,377          16,827             287             232
Employer contributions                              --              --             2,789           3,412
Benefit payments                                  (6,915)         (8,914)         (1,674)         (1,181)
                                               ---------       ---------       ---------       ---------

Fair value of plan assets at
  end of year                                  $ 161,915       $ 149,453       $   8,574       $   7,172
                                               =========       =========       =========       =========

Funded status
Funded status at end of year                   $  46,322       $  29,881       $ (15,398)      $ (15,764)
Unrecognized transition
  obligation                                          60              75          13,018          13,948
Unrecognized prior-service cost                    4,426           4,969            --              --
Unrecognized (gain) loss                         (58,949)        (42,849)          2,096           4,270
                                               ---------       ---------       ---------       ---------
Prepaid (accrued) benefit cost                 $  (8,141)      $  (7,924)      $    (284)      $   2,454
                                               =========       =========       =========       =========

         The amounts recognized in the consolidated balance sheets as of October 31, 1999 and 1998, are presented below:


                                         Pension Benefits             Other Benefits
                                      ---------------------       ---------------------
                                       1999          1998           1999         1998
                                      -------       -------       -------       -------
                                                 (in thousands)
Prepaid benefit cost                  $  --         $  --         $  --         $ 2,454
Accrued benefit cost                   (8,141)       (7,924)         (284)         --
                                      -------       -------       -------       -------
Net asset (liability) recognized      $(8,141)      $(7,924)      $  (284)      $ 2,454
                                      =======       =======       =======       =======


         Net periodic benefit cost for the years ended October 31, 1999, 1998 and 1997, includes the following components:

                               Pension Benefits                          Other Benefits
                     ------------------------------------      ------------------------------------
                       1999          1998          1997          1999          1998          1997
                     --------      --------      --------      --------      --------      --------
                                                     (in thousands)
Service cost         $  5,388      $  5,228      $  5,146      $    648      $    620      $    627
Interest cost           7,309         7,663         7,251         1,443         1,489         1,367
Expected return
  on plan assets      (12,079)      (11,474)      (10,139)         (497)         (393)         (377)
Amortization of
  transition
  obligation               15            15            15           930           930           930
Amortization of
  prior-service
  cost                    543           459           417          --            --            --
Amortization of
  net (gain)
  loss                   (959)         (565)         (297)          232           108            25
                     --------      --------      --------      --------      --------      --------

Net periodic
  benefit cost       $    217      $  1,326      $  2,393      $  2,756      $  2,754      $  2,572
                     ========      ========      ========      ========      ========      ========


         We amortize unrecognized prior-service cost over the average remaining service period for active employees. We amortize the unrecognized net transition asset over the average remaining service period for active employees expected to receive benefits under the plan as of the date of transition. We amortize gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets over the average remaining service period of active employees. The method of amortization in all cases is straight-line.

         The weighted average assumptions used in the measurement of the benefit obligation as of October 31, 1999, 1998 and 1997, are presented below:

                                     Pension Benefits               Other Benefits
                                  -----------------------      ------------------------
                                  1999      1998     1997      1999      1998      1997
                                  ----      ----     ----      ----      ----      ----
Discount rate                      7.5%      6.5%    6.75%     7.75%     6.75%      7.0%

Expected long-term rate of
  return on plan assets            9.5%      9.5%     9.5%      9.5%      9.5%      9.5%

Rate of compensation increase      5.5%      4.5%    4.75%      4.5%      4.5%     4.75%

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the medical plans is 6.75% for 2000, declining gradually to 4% in 2005 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                          1% Increase     1% Decrease
                                          -----------     -----------
                                                 (in thousands)

Effect on total of service and
  interest cost components of net
  periodic postretirement health
  care benefit cost                         $   94          $   (83)

Effect on the health care
  component of the accumulated
  postretirement benefit
  obligation                                $1,216          $(1,077)


         We maintain salary investment plans which are profit-sharing plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Tax
Code), which include qualified cash or deferred arrangements under Tax Code
Section 401(k). Employees who have completed six months of service are eligible to participate. Participants are permitted to defer a portion of their base salary to the plans and we match a portion of the participants' contributions. All contributions vest immediately. For the years ended October 31, 1999, 1998 and 1997, we contributed $2,298,000, $2,135,000 and $2,172,000, respectively, in matching contributions to the plans.

7.  Income Taxes

         The components of income tax expense for the years ended October 31, 1999, 1998 and 1997, are as follows:

                                  1999                        1998                       1997
                         ----------------------      ----------------------     ----------------------
                          Federal        State        Federal        State       Federal        State
                         --------      --------      --------      --------     --------      --------
                                                         (in thousands)
Income taxes charged
  to operations:
 Current                 $ 28,005      $  5,972      $ 23,101      $  4,912     $ 24,074      $  5,311
 Deferred                   4,071           875         8,035         1,759        2,696           425
 Amortization of
  investment tax
  credits                    (558)         --            (558)         --           (558)         --
                         --------      --------      --------      --------     --------      --------
    Total                  31,518         6,847        30,578         6,671       26,212         5,736
                         --------      --------      --------      --------     --------      --------
Income taxes charged
  to other income:
 Current                     (591)         (129)          451           208        2,101          (261)
 Deferred                    --            --             834            65          127           735
                         --------      --------      --------      --------     --------      --------
    Total                    (591)         (129)        1,285           273        2,228           474
                         --------      --------      --------      --------     --------      --------
Total income tax
  expense                $ 30,927      $  6,718      $ 31,863      $  6,944     $ 28,440      $  6,210
                         ========      ========      ========      ========     ========      ========

         A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 1999, 1998 and 1997, is as follows:

                                               1999            1998            1997
                                             --------        --------        --------
                                                          (in thousands)

Federal taxes at 35%                         $ 33,566        $ 34,692        $ 31,054
State income taxes, net of
 federal benefit                                4,367           4,510           4,037
Amortization of investment tax credits           (558)           (558)           (558)
Other, net                                        270             163             117
                                             --------        --------        --------
Total income tax expense                     $ 37,645        $ 38,807        $ 34,650
                                             ========        ========        ========

         At October 31, 1999 and 1998, deferred income taxes consist of the following temporary differences:

                                                       1999             1998
                                                    ---------         ---------
                                                           (in thousands)
Excess of tax over book depreciation and tax and
  book asset basis differences                      $ 124,177         $ 116,966
Revenues and cost of gas                               21,550            17,507
Long-term incentive plan                               (4,368)           (5,037)
Pension expense                                        (2,471)              225
Other, net                                                248            (3,443)
                                                    ---------         ---------
     Net deferred income taxes                      $ 139,136         $ 126,218
                                                    =========         =========

         Total deferred income tax liabilities were $151,824,000 and $145,669,000 and total deferred income tax assets were $12,688,000 and $19,451,000 at October 31, 1999 and 1998, respectively.

8.  Business Segments and Other Non-Utility Activities

         We adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in 1999. The statement requires that operating segments be reported on the basis that is used internally by the chief operating decision maker in making decisions related to resource allocation and segment performance. We have one reportable segment, domestic natural gas distribution. Our reportable segment is operated and managed as three strategic business units and is organized based on products and services and regulatory environments.

         Our domestic natural gas distribution business is conducted through the following three companies:

         - Piedmont Natural Gas Company, the parent company, is primarily engaged in the sale and transportation of natural gas to residential, commercial and industrial customers in the Piedmont region of North Carolina and South Carolina and the metropolitan Nashville, Tennessee, area.
         - Piedmont Intrastate Pipeline Company, a wholly owned subsidiary, is a 36% member of Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company. Cardinal owns and operates a natural gas pipeline from a connection with an interstate pipeline to facilities owned by us and facilities owned by another utility company who is also a member. Because our investment is treated as utility assets for ratemaking purposes, we include our share of the assets and operations of Cardinal in utility operations.
         - Piedmont Interstate Pipeline Company, a wholly owned subsidiary, is a 35% member of Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle owns a liquified natural gas (LNG) peak-demand facility in North Carolina from which peaking service began in May 1999. Storage capacity is four billion cubic feet with vaporization capability of 400 million cubic feet per day. We subscribe to one-half of this capacity to provide gas for peak-use periods when demand is the highest. We made an equity contribution of $18,725,000 to Pine Needle in 1999 to cover our portion of the permanent financing of the facility.

         In 1995, the two members of Cardinal along with another utility company and an interstate pipeline formed Cardinal Extension Company, L.L.C. (Cardinal Extension), a North Carolina limited liability company, to extend the existing Cardinal pipeline by approximately 67 miles. Effective November 1, 1999, the new facilities were placed in service and Cardinal was merged into Cardinal Extension with the surviving entity named Cardinal Pipeline Company, L.L.C. Our investment in Cardinal was transferred to the new entity and our percentage membership in the new entity is approximately 16%. Effective November 1, 1999, our investment is no longer treated as utility assets for ratemaking purposes and our share of the assets and operations of Cardinal will be accounted for in non-utility operations.

         The accounting policies of our domestic natural gas distribution segment are described in the summary of significant accounting policies in Note
1. Performance is evaluated based on margin, operations and maintenance expenses, operating income and income before taxes. All of our operations are within the United States. No single customer's revenues exceeded 10% or more of our consolidated revenues.

         All of our other activities are included in Other in the segment tables and consist of the following:

         - Piedmont Propane Company, a wholly owned subsidiary, markets propane and propane appliances to residential, commercial and industrial customers within and adjacent to our three-state natural gas service area.
         - Piedmont Energy Company (Piedmont Energy), a wholly owned subsidiary, has an equity interest in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. SouthStar offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeastern United States. These products and services include natural gas, electricity, fuel oil and propane, along with related services. Prior to July 1998, Piedmont Energy was a 51% member of Resource Energy Services Company, L.L.C. (Resource Energy), a North Carolina limited liability company. Resource Energy offered natural gas acquisition, transportation and storage services to industrial users and other utilities in the southeastern, mid-Atlantic and midwestern regions of the United States.

         Continuing operations by segment for the years ended October 31, 1999, 1998 and 1997, are presented below:

                                     Domestic
                                    Natural Gas
                                   Distribution        Other             Total
                                   ------------     -----------       -----------
                                                   (in thousands)
1999
Revenues from external
  customers                        $   686,470      $    28,250       $   714,720
Margin                                 320,508           13,896           334,404
Operations and maintenance
  expenses                             116,825            9,058           125,883
Depreciation and amortization           44,131            2,133            46,264
Operating income                        91,706            2,046            93,752
Interest expense                        32,371              443            32,814
Other income                             4,915           (8,842)           (3,927)
Income before income taxes             102,657           (6,805)           95,852
Total assets                         1,286,783           59,997         1,346,780
Capital expenditures                   101,607            1,429           103,036

1998
Revenues from external
  customers                        $   765,277      $    32,911       $   798,188
Margin                                 322,855           14,512           337,367
Operations and maintenance
  expenses                             119,641           10,116           129,757
Depreciation and amortization           42,175            2,184            44,359
Operating income                        91,107            1,506            92,613
Interest expense                        33,187              622            33,809
Other income                             4,699           (1,631)            3,068
Income before income taxes              99,868             (747)           99,121
Total assets                         1,155,866           41,223         1,197,089
Capital expenditures                    93,520            1,105            94,625

1997
Revenues from external
  customers                        $   775,517      $    36,816       $   812,333
Margin                                 314,852           15,140           329,992
Operations and maintenance
  expenses                             126,849            9,737           136,586
Depreciation and amortization           39,187            2,216            41,403
Operating income                        83,967            2,500            86,467
Interest expense                        33,996              618            34,614
Other income                             3,996              928             4,924
Income before income taxes              85,916            2,809            88,725
Total assets                         1,099,082           39,795         1,138,877
Capital expenditures                    93,585            1,491            95,076


         A reconciliation to the consolidated financial statements for the years ended October 31, 1999, 1998 and 1997, is presented below:

                                   1999               1998             1997
                                -----------       -----------       -----------
                                                 (in thousands)
Consolidated Revenues (1):
Revenues for reportable
  segments                      $   686,470       $   765,277       $   775,517

Net Income:
Income before income taxes
  for reportable segments       $   102,657       $    99,868       $    85,916
Income before income taxes
  for other non-utility
  activities                         (6,805)             (747)            2,809
Income taxes                         37,645            38,808            34,651
                                -----------       -----------       -----------
Net income                      $    58,207       $    60,313       $    54,074
                                ===========       ===========       ===========

Consolidated Assets:
Total assets for
  reportable segments           $ 1,304,453       $ 1,155,866       $ 1,099,082
Other assets                         59,997            41,223            39,795
Eliminations/Adjustments            (75,793)          (34,245)          (40,721)
                                -----------       -----------       -----------
Consolidated assets             $ 1,288,657       $ 1,162,844       $ 1,098,156
                                ===========       ===========       ===========


(1) Operating revenues shown in the consolidated financial statements represent revenues from utility operations only.


9.  Environmental Matters

         We have owned, leased or operated manufactured gas plant (MGP) facilities at 12 sites in our three-state service area. In 1997, we entered into a settlement with a third party with respect to nine of these sites. As of October 31, 1999, we had an environmental liability of $1,360,000 for the remaining three MGP sites not covered by the settlement. This liability is estimated based on a generic MGP site study as we have not performed site-specific evaluations.

         Our three state regulatory commissions authorized us to utilize deferral accounting, or to create a regulatory asset, for expenditures made in connection with environmental matters. In connection with the settlement noted above and the estimated liability for the three remaining sites, we have recorded a regulatory asset of $6,610,000. As of October 31, 1999, we had an additional regulatory asset in the amount of $377,000, net of recoveries from customers, for other environmental costs, primarily legal fees and engineering assessments.

         Further evaluations of the three remaining sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on financial position or results of operations.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

         The management of Piedmont Natural Gas Company is responsible for the preparation and integrity of the accompanying consolidated financial statements and related notes. We prepared the statements in conformity with generally accepted accounting principles appropriate in the circumstances and included amounts which are necessarily based on our best estimates and judgments made with due consideration to materiality. Financial information presented elsewhere in this report is consistent with that in the financial statements.

         We have established and are responsible for maintaining a comprehensive system of internal accounting controls which we believe provides reasonable assurance that policies and procedures are complied with, assets are safeguarded and transactions are executed according to management's authorization. We continually review this system for effectiveness and modify it in response to changing business conditions and operations and as a result of recommendations by internal and external auditors.

         The Audit Committee of the Board of Directors, consisting solely of outside Directors, meets periodically with Deloitte & Touche LLP, the internal auditors and representatives of management to discuss auditing and financial reporting matters. The Audit Committee reviews audit plans and results and accounting, financial reporting and internal control practices, procedures and results. Both Deloitte & Touche LLP and the internal auditors have full and free access to all levels of management.

INDEPENDENT AUDITORS' REPORT

Piedmont Natural Gas Company, Inc.

         We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the Company) as of October 31, 1999 and 1998, and the related statements of consolidated income, retained earnings and cash flows for each of the three years in the period ended October 31, 1999. Our audits also included the supplemental consolidated financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 17, 1999

QUARTERLY FINANCIAL DATA

         Quarterly financial data for 1999 and 1998 is summarized as follows:

                                                                               Earnings
                                                                             Per Share of
                      Operating                Operating       Net           Common Stock
                       Revenues      Margin      Income       Income       Basic     Diluted
--------------------------------------------------------------------------------------------
                                      (in thousands except per share amounts)
1999

January 31             $255,742     $121,556     $47,506      $40,564       $1.32     $1.31
April 30               $239,247     $113,774     $42,201      $34,667       $1.12     $1.11
July 31                $ 96,728     $ 44,425     $ 1,860      $(8,216)      $(.26)    $(.26)
October 31             $ 94,753     $ 40,753     $   155      $(8,808)      $(.28)    $(.28)


1998

January 31             $313,255     $123,093     $46,994      $ 41,249      $1.36     $1.35
April 30               $261,477     $113,981     $42,926      $ 35,463      $1.17     $1.16
July 31                $103,026     $ 45,499     $ 3,083      $ (6,253)     $(.20)    $(.20)
October 31             $ 87,519     $ 40,282     $(1,846)     $(10,146)     $(.33)    $(.33)

         The pattern of quarterly earnings is the result of the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months. Basic earnings per share are calculated using the weighted average number of shares outstanding during the quarter. The annual amount may differ from the total of the quarterly amounts due to changes in the number of shares outstanding during the year.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Information required under this item with respect to directors is contained in our proxy statement filed with the Securities and Exchange Commission (SEC) on or about January 25, 2000, and is incorporated herein by reference.

         All of our executive officers' names, ages and positions as of October 31, 1999, are listed below along with their business experience during the past five years.

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

         There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected except for employment agreements with Messrs. Dzuricky, Killough, Maxheim, Schiefer and Skains which were in effect during the year ended October 31, 1999. Effective December 1, 1999, new employment and severance agreements were executed with Messrs. Dzuricky, Killough, Schiefer and Skains.

                                                  Business Experience
Name, Age and Position                            During Past Five Years
----------------------                            ----------------------

John H. Maxheim, 65                               Elected in 1984.  Prior to
Chairman of the Board                             February 1999, he was also
   and Chief Executive Officer                    President.

Ware F. Schiefer, 61                              Elected February 1999.
President and Chief Operating                     From 1995 to his
   Officer                                        election, he was Executive
                                                  Vice President. Prior to
                                                  1995, he was Senior Vice
                                                  President - Marketing and
                                                  Gas Supply.

David J. Dzuricky, 48                             Elected in 1995.  From
Senior Vice President - Finance                   1993 until his election, he
                                                  was Vice President and
                                                  Treasurer of
                                                  Consolidated Natural Gas
                                                  Company, Pittsburgh,
                                                  Pennsylvania.

Ray B. Killough, 51                               Elected in 1993.
Senior Vice President - Operations

Thomas E. Skains, 43                              Elected in 1995.  Prior to
Senior Vice President - Gas Supply                his election, he was
   and Services                                   Senior Vice President,
                                                  Transportation and Customer
                                                  Services, of Transcontinental
                                                  Gas Pipe Line Corporation,
                                                  Houston, Texas.

John L. Clark, Jr., 56                            Elected in 1998.  Prior to
Vice President - Tennessee                        his election, he was
   Operations                                     Vice President - Operations
                                                  of the Nashville Division.

Ted C. Coble, 56                                  Elected in 1982.
Vice President and Treasurer, and
   Assistant Secretary

Stephen D. Conner, 51                             Elected in 1990.
Vice President - Corporate
   Communications

Nicholas Emanuel, 50                              Elected in 1998.  Prior to
Vice President - Engineering                      his election, he was
                                                  Director - Engineering.

Charles W. Fleenor, 49                            Elected in 1987.
Vice President - Gas Services

Paul C. Gibson, 60                                Elected in 1986.
Vice President - Rates

Barry L. Guy, 55                                  Elected in 1986.
Vice President and Controller

Donald F. Harrow, 44                              Elected in 1992.
Vice President - Governmental
   Relations

Dale C. Hewitt, 54                                Elected in 1993.
Vice President - North Carolina
   Operations

Richard A. Linville, 52                           Elected in 1997. Prior to
Vice President - Human Resources                  his election, he was
                                                  Vice President - Human
                                                  Resources of Harriet and
                                                  Henderson Yarns, Inc.,
                                                  Henderson, North Carolina.

Kevin M. O'Hara, 41                               Elected in 1993.
Vice President - Corporate
   Planning

William R. Pritchard, Jr., 56                     Elected in 1986.
Vice President - Information
   Services

Martin C. Ruegsegger, 49                          Elected in 1997.  Prior to
Vice President, Corporate Counsel                 his election, he was
   and Secretary                                  Corporate Secretary.

David L. Trusty, 42                               Elected in 1997. Prior to
Vice President - Marketing                        his election, he was
                                                  Vice President - Marketing
                                                  of the Nashville Division.

Ranelle Q. Warfield, 42                           Elected in 1997. Prior to
Vice President - Customer Services                her election, she was
                                                  Director - Marketing.

William D. Workman III, 59                        Elected in 1993.
Vice President - South Carolina
   Operations


Item 11.  Executive Compensation

         Information required under this item is contained in our proxy statement filed with the SEC on or about January 25, 2000, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    (a)    Security Ownership of Certain Beneficial Owners

           Information with respect to security ownership of certain beneficial owners is contained in our proxy statement filed with the SEC on or about January 25, 2000, and is incorporated herein by reference.

    (b)    Security Ownership of Management

           Information with respect to security ownership of directors and officers is contained in our proxy statement filed with the SEC on or about January 25, 2000, and is incorporated herein by reference.

    (c)    Changes in Control

           We know of no arrangements or pledges which may result in a change in control.


Item 13.  Certain Relationships and Related Transactions

         Information with respect to certain transactions with directors is contained in our proxy statement filed with the SEC on or about January 25, 2000, and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

      (a)    1.  FINANCIAL STATEMENTS

             The following consolidated financial statements of the Company and its subsidiaries and the related independent auditors' report for the year ended October 31, 1999, are included in Item 8 of this report as follows:

                                                                          Page
                                                                          ----
      Consolidated Balance Sheets - October 31, 1999 and 1998              24
      Statements of Consolidated Income - Years Ended
         October 31, 1999, 1998 and 1997                                   26
      Statements of Consolidated Cash Flows - Years Ended
         October 31, 1999, 1998 and 1997                                   27
      Statements of Consolidated Retained Earnings - Years
         Ended October 31, 1999, 1998 and 1997                             28
      Notes to Consolidated Financial Statements                           29
      Management's Responsibility for Financial Reporting                  46
      Independent Auditors' Report                                         47

      (a)    2.   SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                          Page
                                                                          ----
      II  Valuation and Qualifying Accounts                                64

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

         3.1 Articles of Incorporation of the Company, filed in the Department of State of the State of North Carolina on December 14, 1993 (Exhibit No. 2, Registration Statement on Form 8-B, dated March 2, 1994).

         3.2 By-Laws of the Company as amended (Exhibit No. 2, Registration Statement on Form 8-B, dated March 2, 1994).

         3.3 Articles of Amendment of the Company (Exhibit No. 3, Amendment to Form 10-Q for the period ended April 30, 1997).

         4.1 Note Agreement, dated as of June 15, 1989, between the Company and The Mutual Life Insurance Company of New York (Exhibit 4.27, Form 10-K for the fiscal year ended October 31, 1989).

         4.2 Note Agreement, dated as of July 30, 1991, between the Company and The Prudential Insurance Company of America (Exhibit 4.29, Form 10-K for the fiscal year ended October 31, 1991).

         4.3 Note Agreement, dated as of September 21, 1992, between the Company and Provident Life and Accident Insurance Company (Exhibit 4.30, Form 10-K for the fiscal year ended October 31,
                  1992).

         4.4 Indenture, dated as of April 1, 1993, between the Company and Citibank, N.A., Trustee (Exhibit 4.1, Registration Statement No. 33-60108).

         4.5 Medium-Term Note, Series A, dated as of July 23, 1993 (Exhibit 4.7, Form 10-K for the fiscal year ended October 31, 1993).

         4.6 Medium-Term Note, Series A, dated as of October 6, 1993 (Exhibit 4.8, Form 10-K for the fiscal year ended October 31,
                  1993).

         4.7 Medium-Term Note, Series A, dated as of September 19, 1994 (Exhibit 4.9, Form 10-K for the fiscal year ended October 31,
                  1994).

         4.8 Pricing Supplement of Medium-Term Notes, Series B, dated October 3, 1995 (Exhibit 4.10, Form 10-K for the fiscal year ended October 31, 1995).

         4.9 Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996 (Exhibit 4.11, Form 10-K for the fiscal year ended October 31, 1996).

         4.10 Rights Agreement, dated as of February 27, 1998, between the Company and Wachovia Bank, N.A., as Rights Agent, including the Rights Certificate (Exhibit 10.1, Current Report on Form 8-K dated February 27, 1998).

         4.11 Form of Master Global Note (executed September 9, 1999, substantially as filed as Exhibit 4.4, Registration Statement No. 333-26161).

         4.12 Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (Rule 424(b)(3) Pricing Supplement to Registration Statement Nos. 33-59369 and 333-26161).

         4.13 Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (Rule 424(b)(3) Pricing Supplement to Registration Statement Nos. 33-59369 and 333-26161).

         10.1 Executive Long-Term Incentive Plan (Exhibit 99.1, Registration Statement No. 333-34435).

         10.2 Employment Agreement between the Company and John H. Maxheim, dated February 26, 1993 (Exhibit 10.4, Form 10-K for the fiscal year ended October 31, 1993).

         10.3 Amendment to Restated Employment Agreement between the Company and John H. Maxheim, dated August 27, 1999.

         10.4 Articles of Organization of Cardinal Pipeline Company, L.L.C., dated April 5, 1994 (Exhibit 10.1, Form 10-Q for the quarterly period ended April 30, 1994).

         10.5 Operating Agreement of Cardinal Pipeline Company, L.L.C., dated March 23, 1994 (Exhibit 10.2, Form 10-Q for the quarterly period ended April 30, 1994).

         10.6 Construction, Operating and Management Agreement by and between Public Service Company of North Carolina, Inc. and Cardinal Pipeline Company, L.L.C., dated March 23, 1994 (Exhibit 10.3, Form 10-Q for the quarterly period ended April 30, 1994).

         10.7 Articles of Merger of Cardinal Extension Company, LLC, and Cardinal Pipeline Company, LLC, dated October 27, 1999.

         10.8 Service Agreement under Rate Schedule LG-A, dated January 15, 1971, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 67, Registration Statement No. 2-59631).

         10.9 Service Agreement (5,900 Mcf per day) (Contract No. 4995), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1991).

         10.10 Service Agreement under Rate Schedule WSS (69,701 Mcf per day) (Contract No. 26419-001), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.10, Form 10-K for the fiscal year ended October 31, 1995).

         10.11 Service Agreement FT-Incremental Mainline (6,222 Mcf per day) (Contract No. 2268), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.16, Form 10-K for the fiscal year ended October 31, 1992).

         10.12    Service Agreement (FT, 205,200 Mcf per day) (Contract No.
                  3702), dated February 1, 1992, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1992).

         10.13 Service Agreement (Contract #800059) (SCT, 1,677 dt/day), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1993).

         10.14 Gas Transportation Agreement for Use Under FT-A Rate Schedule (Contract No. 237) (FTA, 130,000 Dt/day), dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1993).

         10.15 Gas Storage Contract for Use Under Rate Schedule FS (Contract No. 2400) (672,091 Dt total capacity), dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.31, Form 10-K for the fiscal year ended October 31, 1993).

         10.16 FTS Service Agreement (23,000 Dt/day), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.24, Form 10-K for the fiscal year ended October 31, 1994).

         10.17 Service Agreement under Rate Schedule FSS (2,263,920 dekatherm storage capacity quantity, 37,000 dekatherm maximum daily storage deliverability) (Contract No. 38015), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1994).

         10.18 Service Agreement under Rate Schedule SST (Winter: 10,000 Dt/day; Summer: 5,000 Dt/day) (Contract No. 38052), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1994).

         10.19 FSS Service Agreement (10,000 dekatherms per day daily storage quantity) (Contract No. 38017), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1995).

         10.20 SST Service Agreement (37,000 dekatherms per day) (Contract No. 38054), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1995).

         10.21 Service Agreement (20,504 Mcf per day), dated June 6, 1994, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1995).

         10.22 FTS-1 Service Agreement (5,000 dekatherms per day) (Contract No. 43462), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1995).

         10.23 FTS 1 Service Agreement (23,455 Dt per day)(Contract No. 43461), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company (Exhibit 10.23, Form 10-K for the fiscal year ended October 31, 1996).

         10.24 Letter of Agreement of Amendment No. 1 to Gas Storage Service Agreement (50,798 Mcf maximum storage withdrawal per day) (Contract No. 6815), dated July 1, 1995, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.24, Form 10-K for the fiscal year ended October 31, 1996).

         10.25 Letter of Agreement of Amendment No. 1 to Gas Storage Service Agreement (6,190 Mcf maximum storage withdrawal per day) (Contract No. 2400), dated July 1, 1995, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1996).

         10.26 Firm Transportation Agreement (FT/NT), dated September 22, 1995, between the Company and Texas Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1996).

         10.27 Service Agreement Applicable to Transportation of Natural Gas Under Rate Schedule FT (X-74 Assignment) (12,875 Dt per day), dated October 18, 1995, between the Company and CNG Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1996).

         10.28 FT Service Agreement #01632 (24,995 Dt per day, NIPPS), dated October 18, 1995, between the Company and National Fuel Gas Supply Corporation (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1996).

         10.29 Service Agreement (Southern Expansion, FT 53,000 Mcf per day peak winter months, 47,700 Mcf per day shoulder winter months) (Contract No. 0.4189), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1996).

         10.30 Service Agreement (24,140 Mcf per day) (Contract No. 1.1996 NIPPS), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1996).

         10.31 Service Agreement (12,785 Mcf per day) (Contract No. 1.1994, FT/NT), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.31, Form 10-K for the fiscal year ended October 31, 1996).

         10.32 Rate Schedule GSS Service Agreement, dated May 15, 1996, between the Company and CNG Transmission Corporation (Exhibit 10.32, Form 10-K for the fiscal year ended October 31, 1996).

         10.33 Employment Agreement between the Company and David J. Dzuricky, dated May 31, 1996 (Exhibit 10.33, Form 10-K for the fiscal year ended October 31, 1996).

         10.34 Employment Agreement between the Company and Ray B. Killough, dated May 31, 1996 (Exhibit 10.34, Form 10-K for the fiscal year ended October 31, 1996).

         10.35 Employment Agreement between the Company and Ware F. Schiefer, dated May 31, 1996 (Exhibit 10.35, Form 10-K for the fiscal year ended October 31, 1996).

         10.36 Employment Agreement between the Company and Thomas E. Skains, dated May 31, 1996 (Exhibit 10.36, Form 10-K for the fiscal year ended October 31, 1996).

         10.37 Employment Agreement between the Company and David J. Dzuricky, dated December 1, 1999.

         10.38 Employment Agreement between the Company and Ray B. Killough, dated December 1, 1999.

         10.39 Employment Agreement between the Company and Ware F. Schiefer, dated December 1, 1999.

         10.40 Employment Agreement between the Company and Thomas E. Skains, dated December 1, 1999.

         10.41 Severance Agreement between the Company and David J. Dzuricky, dated December 1, 1999.

         10.42 Severance Agreement between the Company and Ray B. Killough, dated December 1, 1999.

         10.43 Severance Agreement between the Company and Ware F. Schiefer, dated December 1, 1999.

         10.44 Severance Agreement between the Company and Thomas E. Skains, dated December 1, 1999.

         10.45 Service Agreement (SE95/96), dated June 25,1996, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1996).

         10.46 FSS Service Agreement (25,000 dekatherms per day) (Contract No. 49775), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.38, Form 10-K for the fiscal year ended October 31, 1997).

         10.47 SST Service Agreement (25,000 dekatherms per day peak winter months, 12,500 dekatherms per day shoulder months) (Contract No. 49773), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1997).

         10.48 FSS Service Agreement (1,150,166 dekatherms storage capacity quantity, 19,169 dekatherms maximum daily storage deliverability) (Contract No. 49777), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1998).

         10.49 Columbia Gas SST Service Agreement (19,169 dekatherms per day) dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1998).

         10.50 Transco Sunbelt Service Agreement & Precedent Agreement (41,400 dekatherms of transportation contract quantity per day), dated January 24, 1997, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1998).

         10.51 CNG Service Agreement (7,000 dekatherms per day), dated May 15, 1996, between the Company and CNG Transmission Corporation (Exhibit 10.42, Form 10-K for the fiscal year ended October 31, 1998).

         10.52 Loan Agreement between SouthStar Energy Services, LLC, Georgia Natural Gas Company, Piedmont Energy Company and Dynegy Hub Services Inc., dated June 30, 1999.

         10.53 Indemnification Agreement between Piedmont Propane Company and AGL Resources Inc., dated January 15, 1999.

         10.54 Form of Director Retirement Benefits Agreement between the Company and its outside directors, dated September 1, 1999.

         10.55 Service Agreement under Rate Schedule GSS (Storage withdrawal of 68,955 Mcf per day, Storage capacity of 3,858,940 Mcf), dated July 1, 1996, between the Company and Transcontinental Gas Pipe Line Corporation.

         10.56 Amendment to Service Agreement under Rate Schedule LG-A (Storage of 72,770 Mcf), dated August 30, 1996, between the Company and Transcontinental Gas Pipe Line Corporation.

         10.57 Service Agreement, dated January 29, 1997, between the Company and Pine Needle LNG Company, LLC.

         10.58 Firm Transportation Agreement (60,000 Mcf per day), dated June 26, 1998, between the Company and Cardinal Extension Company, LLC.

         12       Computation of Ratio of Earnings to Fixed Charges.

         23       Independent Auditors' Consent.

         27 Financial Data Schedule (for Securities and Exchange Commission use only).

         99       Annual Report on Form 11-K.


   (b)   Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 24, 2000.

                                PIEDMONT NATURAL GAS COMPANY, INC.
                                ----------------------------------
                                         (Registrant)



                                By:  /s/ John H. Maxheim
                                     ---------------------------------
                                     John H. Maxheim
                                     Chairman of the Board and
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 24, 2000.

     Signature                                       Title
     ---------                                       -----

/s/ John H. Maxheim                         Chairman of the Board,
----------------------                      Chief Executive Officer, and
John H. Maxheim                             Director


/s/ David J. Dzuricky                       Senior Vice President - Finance
----------------------                      (Principal Financial Officer)
David J. Dzuricky


/s/ Barry L. Guy                            Vice President and Controller
----------------------                      (Principal Accounting Officer)
Barry L. Guy

     Signature                    Title
     ---------                    -----


                                 Director
-----------------------------
Jerry W. Amos


                                 Director
-----------------------------
C. M. Butler III


/s/ Sam J. DiGiovanni            Director
-----------------------------
Sam J. DiGiovanni


/s/ John W. Harris               Director
-----------------------------
John W. Harris


/s/ Muriel W. Helms              Director
-----------------------------
Muriel W. Helms


/s/ John F. McNair III           Director
-----------------------------
John F. McNair III


/s/ Ned R. McWherter             Director
-----------------------------
Ned R. McWherter


/s/ Walter S. Montgomery, Jr.    Director
-----------------------------
Walter S. Montgomery, Jr.


/s/ Donald S. Russell, Jr.       Director
-----------------------------
Donald S. Russell, Jr.


/s/ Ware F. Schiefer             Director
-----------------------------
Ware F. Schiefer


/s/ John E. Simkins, Jr.         Director
-----------------------------
John E. Simkins, Jr.

                                   Schedule II

             Piedmont Natural Gas Company, Inc. And Subsidiaries

                        Valuation and Qualifying Accounts
               For the Years Ended October 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------
                Balance at       Additions                       Balance
                Beginning        Charged to       Deductions      at End
Description     of Period    Costs and Expenses      (A)        of Period
--------------------------------------------------------------------------------
                                 (in thousands)

Allowance for doubtful accounts:

    1999         $2,314            $  705           $2,155       $  864

    1998          2,027             2,508            2,221        2,314

    1997          1,960             3,922            3,855        2,027




(A) Uncollectible accounts written off, net of recoveries and adjustments.

                       Piedmont Natural Gas Company, Inc.
                                    Form 10-K
                   For the Fiscal Year Ended October 31, 1999

                                    Exhibits

10.3     Amendment to Restated Employment Agreement between the Company and John
         H. Maxheim, dated August 27, 1999.

10.7 Articles of Merger of Cardinal Extension Company, LLC, and Cardinal Pipeline Company, LLC, dated October 27, 1999.

10.37 Employment Agreement between the Company and David J. Dzuricky, dated December 1, 1999.

10.38 Employment Agreement between the Company and Ray B. Killough, dated December 1, 1999.

10.39 Employment Agreement between the Company and Ware F. Schiefer, dated December 1, 1999.

10.40 Employment Agreement between the Company and Thomas E. Skains, dated December 1, 1999.

10.41 Severance Agreement between the Company and David J. Dzuricky, dated December 1, 1999.

10.42 Severance Agreement between the Company and Ray B. Killough, dated December 1, 1999.

10.43 Severance Agreement between the Company and Ware F. Schiefer, dated December 1, 1999.

10.44 Severance Agreement between the Company and Thomas E. Skains, dated December 1, 1999.

10.52 Loan Agreement between SouthStar Energy Services, LLC, Georgia Natural Gas Company, Piedmont Energy Company and Dynegy Hub Services Inc., dated June 30, 1999.

10.53 Indemnification Agreement between Piedmont Propane Company and AGL Resources Inc., dated January 15, 1999.

10.54 Form of Director Retirement Benefits Agreement between the Company and its outside directors, dated September 1, 1999.

10.55 Service Agreement under Rate Schedule GSS (Storage withdrawal of 68,955 Mcf per day, Storage capacity of 3,858,940 Mcf), dated July 1, 1996, between the Company and Transcontinental Gas Pipe Line Corporation.

10.56 Amendment to Service Agreement under Rate Schedule LG-A (Storage of 72,770 Mcf), dated August 30, 1996, between the Company and Transcontinental Gas Pipe Line Corporation.

10.57 Service Agreement, dated January 29, 1997, between the Company and Pine Needle LNG Company, LLC.

10.58 Firm Transportation Agreement (60,000 Mcf per day), dated June 26, 1998, between the Company and Cardinal Extension Company, LLC.

12       Computation of Ratio of Earnings to Fixed Charges.

23       Independent Auditors' Consent.

27       Financial Data Schedule (for Securities and Exchange use only).

99       Annual Report on Form 11-K.