Form 10-Q
period 2000-01-31
PIEDMONT NATURAL GAS CO INC
filed 2000-03-10
CIK 78460

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at March 3, 2000
--------------------------                ----------------------------
Common Stock, no par value                        31,499,642


================================================================================
                               Page 1 of 15 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
            --------------------------------------------------------

                                                              January 31,       October 31,
                                                                 2000             1999
                                                              Unaudited          Audited
                                                              ----------        ----------
            ASSETS

Utility Plant, at original cost                               $1,450,030        $1,441,322
  Less accumulated depreciation                                  429,454           420,140
                                                              ----------        ----------
    Utility plant, net                                         1,020,576         1,021,182
                                                              ----------        ----------

Other Physical Property (net of accumulated
  depreciation of $19,452 in 2000 and $18,967 in 1999)            25,543            25,793
                                                              ----------        ----------
Current Assets:
  Cash and cash equivalents                                       10,520             6,174
  Restricted cash                                                 40,556            40,156
  Receivables (less allowance for doubtful
    accounts of $1,678 in 2000 and $864 in 1999)                 120,506            32,106
  Receivables from  affiliate                                     22,629            22,354
  Gas in storage                                                  38,289            48,685
  Deferred cost of gas                                            32,313             8,267
  Refundable income taxes                                         17,670            17,670
  Other                                                           10,708            22,983
                                                              ----------        ----------
    Total current assets                                         293,191           198,395
                                                              ----------        ----------
Deferred Charges and Other Assets                                 60,440            43,287
                                                              ----------        ----------
      Total                                                   $1,399,750        $1,288,657
                                                              ----------        ----------
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock                                              $  302,514        $  297,149
    Retained earnings                                            227,869           194,598
                                                              ----------        ----------
      Total common stock equity                                  530,383           491,747
  Long-term debt                                                 423,000           423,000
                                                              ----------        ----------
      Total capitalization                                       953,383           914,747
                                                              ----------        ----------
Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                                      2,000             2,000
  Notes payable                                                  101,500            79,500
  Accounts payable                                                71,964            63,116
  Deferred income taxes                                           19,634            23,002
  Income taxes accrued                                            30,197                 0
  General taxes accrued                                            6,508            11,904
  Refunds due customers                                           48,148            26,204
  Other                                                           15,067            20,978
                                                              ----------        ----------
    Total current liabilities                                    295,018           226,704
                                                              ----------        ----------
Deferred Credits and Other Liabilities                           151,349           147,206
                                                              ----------        ----------
      Total                                                   $1,399,750        $1,288,657
                                                              ----------        ----------

See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
             Condensed Statements of Consolidated Income (Unaudited)
                     (in thousands except per share amounts)
             ------------------------------------------------------

                                                   Three Months                    Twelve Months
                                                      Ended                            Ended
                                                    January 31                       January 31
                                              ------------------------        ------------------------
                                                2000            1999            2000            1999
                                              --------        --------        --------        --------

Operating Revenues                            $268,648        $255,742        $699,376        $707,763
Cost of Gas                                    151,575         134,186         383,351         386,445
                                              --------        --------        --------        --------

Margin                                         117,073         121,556         316,025         321,318
                                              --------        --------        --------        --------

Other Operating Expenses:
  Operations                                    26,749          24,678         103,333         104,046
  Maintenance                                    3,950           3,621          15,892          14,957
  Depreciation                                  11,845          10,712          45,264          42,397
  General taxes                                  5,029           9,496          24,997          30,640
  Income taxes                                  23,740          25,543          36,526          37,614
                                              --------        --------        --------        --------

    Total other operating expenses              71,313          74,050         226,012         229,654
                                              --------        --------        --------        --------

Operating Income                                45,760          47,506          90,013          91,664
Other Income, Net                                7,627           1,343           5,194           1,153
                                              --------        --------        --------        --------

Income Before Utility Interest Charges          53,387          48,849          95,207          92,817
Utility Interest Charges                         9,293           8,285          33,469          33,189
                                              --------        --------        --------        --------

Net Income                                    $ 44,094        $ 40,564        $ 61,738        $ 59,628
                                              ========        ========        ========        ========


Average Shares of Common Stock:
   Basic                                        31,382          30,822          31,154          30,610
   Diluted                                      31,562          31,054          31,371          30,878

Earnings Per Share of Common Stock:
   Basic                                      $   1.41        $   1.32        $   1.98        $   1.95
   Diluted                                    $   1.40        $   1.31        $   1.97        $   1.93

Cash Dividends Per Share
  of Common Stock                             $  0.345        $  0.325        $   1.38        $   1.30

See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)
              ----------------------------------------------------

                                                                  Three Months                   Twelve Months
                                                                     Ended                           Ended
                                                                   January 31                      January 31
                                                            ------------------------        ------------------------
                                                              2000            1999            2000            1999
                                                            --------        --------        --------        --------

Cash Flows from Operating Activities:
  Net income                                                $ 44,094        $ 40,564        $ 61,738        $ 59,628
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                            12,762          11,713          48,966          46,318
     Other, net                                                  716           1,883              96           2,395
     Change in operating assets and liabilities              (48,367)        (58,963)        (65,189)        (17,218)
                                                            --------        --------        --------        --------
  Net cash provided by (used in) operating activities          9,205          (4,803)         45,611          91,123
                                                            --------        --------        --------        --------

Cash Flows from Investing Activities:
  Utility construction expenditures                          (19,490)        (21,478)        (96,588)        (95,818)
  Other                                                         (283)           (345)         (1,582)         (1,147)
                                                            --------        --------        --------        --------
    Net cash used in investing activities                    (19,773)        (21,823)        (98,170)        (96,965)
                                                            --------        --------        --------        --------

Cash Flows from Financing Activities:
  Increase in bank loans, net                                 22,000          32,000          37,500          34,000
  Issuance of long-term debt                                      --              --          90,000              --
  Retirement of long-term debt                                    --              --         (46,000)        (10,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                      3,736           3,675          15,801          15,123
  Dividends paid                                             (10,822)        (10,014)        (42,977)        (39,780)
                                                            --------        --------        --------        --------
    Net cash provided by (used in)
      financing activities                                    14,914          25,661          54,324            (657)
                                                            --------        --------        --------        --------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                            4,346            (965)          1,765          (6,499)
Cash and Cash Equivalents at Beginning
   of Period                                                   6,174           9,720           8,755          15,254
                                                            --------        --------        --------        --------

Cash and Cash Equivalents at End of Period                  $ 10,520        $  8,755        $ 10,520        $  8,755
                                                            ========        ========        ========        ========

Cash Paid During the Period for:
  Interest                                                  $ 13,518        $ 11,343        $ 34,822        $ 33,077
  Income taxes                                              $  1,639        $  1,733        $ 49,744        $ 46,357

See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Independent auditors have not audited the condensed consolidated financial statements. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our 1999 Annual Report.

2. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at January 31, 2000, and October 31, 1999, and the results of operations and cash flows for the three months and twelve months ended January 31, 2000 and 1999.

       We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

3. Our business is seasonal in nature. The results of operations for the three-month period ended January 31, 2000, do not necessarily reflect the results to be expected for the full year.

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

                                                     Three Months                Twelve Months
                                                        Ended                        Ended
                                                      January 31                  January 31
                                                 ---------------------       ---------------------
                                                   2000         1999           2000         1999
                                                 -------       -------       -------       -------
                                                      (in thousands except per share amounts)

Net Income                                       $44,094       $40,564       $61,738       $59,628
                                                 =======       =======       =======       =======

Average shares of common stock
  outstanding for basic earnings per share        31,382        30,822        31,154        30,610
Contingently issuable shares under the
  long-term incentive plan                           180           232           217           268
                                                 -------       -------       -------       -------

Average shares of dilutive stock                  31,562        31,054        31,371        30,878
                                                 =======       =======       =======       =======

Earnings Per Share:
     Basic                                       $  1.41       $  1.32       $  1.98       $  1.95
     Diluted                                     $  1.40       $  1.31       $  1.97       $  1.93

5.     Business Segments

       We have one reportable business segment, domestic natural gas distribution. This business is conducted by the parent company and two wholly owned subsidiaries, Piedmont Intrastate Pipeline Company and Piedmont Interstate Pipeline Company. Piedmont Intrastate is a member of Cardinal Pipeline Company, L.L.C., which owns and operates a natural gas pipeline. Piedmont Interstate is a member of Pine Needle LNG Company, L.L.C., which owns a liquified natural gas peak-demand storage facility.

       All of our other activities are conducted by wholly owned subsidiaries, Piedmont Propane Company and Piedmont Energy Company. Piedmont Propane markets propane and propane appliances to residential, commercial and industrial customers. Piedmont Energy has an equity interest in SouthStar Energy Services LLC which offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeastern United States.

       Performance is evaluated based on margin, operations and maintenance expenses, operating income and income before taxes. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in our audited financial statements for the year ended October 31, 1999.

       Continuing operations by segment for the three months ended January 31, 2000 and 1999, are presented below:

                                                 Domestic
                                                Natural Gas
                                               Distribution       Other           Total
                                               ------------       -----           -----
       2000                                                  (in thousands)
       ----
       Revenues from external customers          $268,648       $ 15,221        $ 283,869
       Margin                                     117,073          6,595          123,668
       Operations and maintenance expenses         30,699          2,365           33,064
       Operating income                            45,734          3,506           49,240
       Other income                                 2,006          6,907            8,913
       Income before income taxes                  62,194         10,634           72,828
       Capital expenditures                        20,609            258           20,867

       1999
       ----
       Revenues from external customers          $255,742       $ 10,908        $ 266,650
       Margin                                     121,556          5,919          127,475
       Operations and maintenance expenses         28,299          2,441           30,740
       Operating income                            47,489          2,683           50,172
       Other income                                   820         (1,161)            (341)
       Income before income taxes                  65,567          1,422           66,989
       Capital expenditures                        22,299            345           22,644

       A reconciliation of net income in the consolidated financial statements for the three months ended January 31, 2000 and 1999, is presented below:

                                                                           2000         1999
                                                                         -------       -------
                                                                            (in thousands)
       Income before income taxes for reportable segments                $62,194       $65,567
       Income before income taxes for other non-utility activities        10,634         1,422
       Income taxes                                                       28,734        26,425
                                                                         -------       -------
       Net income                                                        $44,094       $40,564
                                                                         =======       =======

       A reconciliation of consolidated assets in the consolidated financial statements as of January 31, 2000 and October 31, 1999, is presented below:

                                                2000                1999
                                             -----------        -----------
                                                     (in thousands)
       Domestic natural gas operations       $ 1,408,638        $ 1,304,453
       Other                                      71,723             59,997
       Eliminations/Adjustments                  (80,611)           (75,793)
                                             -----------        -----------
       Consolidated assets                   $ 1,399,750        $ 1,288,657
                                             ===========        ===========

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

       -      the ability to meet internal performance goals,

       - the capital intensive nature of our business, including development project delays or changes in project costs,

       -      changes in the availability and price of natural gas,

       -      changes in demographic patterns and weather conditions and

       -      changes in environmental requirements and cost of compliance.


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

The natural gas business is seasonal in nature resulting in fluctuations in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers. From April 1 to October 31, we build up natural gas inventories by injecting gas into storage for sale in the colder months. Inventory of stored gas decreased and accounts payable and accounts receivable increased from October 31, 1999, to January 31, 2000, due to this seasonality and the demand for gas during the winter season. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our approximately 5% current annual growth in customer base. Utility construction expenditures for the three months ended January 31, 2000, were $20.6 million, compared with $22.3 million for the same period in 1999. Utility construction expenditures for the twelve-month period ended January 31, 2000, were $100.3 million, compared with $98.8 million for the same period in 1999.

At January 31, 2000, our capitalization consisted of 44% in long-term debt and 56% in common equity.


Results of Operations

We will discuss the results of operations for the three months and twelve months ended January 31, 2000, compared with similar periods in 1999.

Margin

Margin (operating revenues less cost of gas) for the three months ended January 31, 2000, decreased $4.5 million compared with the same period in 1999 primarily for the reasons listed below.

       - Margin was reduced in North Carolina, effective for bills rendered after August 1, 1999 (which included volumes delivered in July), due to the elimination of the gross receipts tax that was previously included in rates billed to customers. Gross receipts tax expense in the same amount also acted to reduce general taxes.

       -      Secondary market volumes decreased from the same period in 1999 by
              8.2 million dekatherms, a 61% decrease.

       - Regulatory adjustments resulted in margin decreases from the same period in 1999.

Decreases in margin for the three-month period were partially offset by the following increases.

       - Delivered volumes of natural gas, which we refer to as system throughput, increased 1.1 million dekatherms over the same period in 1999, primarily due to increased customer growth and 10% colder weather than the same period in 1999.

       - Weather that was warmer than normal generated operating revenues of $12.6 million from the weather normalization adjustment (WNA). The WNA is designed to offset the impact of unusually cold or warm weather on customer billings and operating margin. The same period in 1999 reflected increased operating revenues of $10.8 million from the WNA.

       -      Greater margin was earned on capacity release transactions.

Margin for the twelve months ended January 31, 2000, decreased $5.3 million compared with the same period in 1999 primarily for the reasons listed below.

       - Margin was reduced due to the elimination of the gross receipts tax as noted above.

       -      Secondary market volumes decreased from the same period in 1999 by
              10.9 million dekatherms, a 29% decrease.

       - Margin was reduced in South Carolina, effective November 1, 1998, as ordered by the Public Service Commission of South Carolina (PSCSC), to eliminate the recovery of demand side management (DSM) costs included in rates. The amortization of such costs in operation and maintenance expenses was reversed in the same amount and recorded as a regulatory asset for recovery in future rates.

Decreases in margin for the twelve-month period were partially offset by the following increases.

       - Weather that was warmer than normal generated operating revenues of $21.5 million from the WNA. The same period in 1999 reflected operating revenues of $16.5 million from the WNA.

       - System throughput increased by 511,000 dekatherms over the same period in 1999, primarily due to increased customer growth and 10% colder weather than the same period in 1999.

Our rate schedules include provisions permitting the recovery of prudently incurred gas costs. Regulatory commissions in North Carolina and South Carolina require annual prudence reviews covering a historical twelve-month period; however, such review is not required in Tennessee.

We revise rates in all three states periodically without formal rate proceedings to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are added to or deducted from cost of gas and included in refunds due customers in the consolidated financial statements.

Operations and Maintenance Expenses

Operations and maintenance expenses for the three months ended January 31, 2000, compared with the same period in 1999 increased by $2.4 million primarily for the reasons listed below.

       -      Increase in payroll,

       -      Increase in transportation expense,

       -      Increase in rents and leases,

       -      Increase in the provision for uncollectibles,

       -      Increase in advertising expense and

       -      Increase in office supplies and expense.

Decreases in materials expense and outside labor expense partially offset these increases for the three months ended January 31, 2000, compared with the same period in 1999.

Operations and maintenance expenses for the twelve months ended January 31, 2000, compared with the same period in 1999 increased by $222,000 primarily for the reasons listed below.

       -      Increase in outside labor expense and

       -      Increase in advertising expense.

Increases in operations and maintenance expenses for the twelve-month period were partially offset by the following decreases.

       -      Decrease in risk insurance expense,

       -      Decrease in employee benefits expense and

       -      Decrease in materials expense.

General Taxes

General taxes for the three months ended January 31, 2000, compared with the same period in 1999 decreased by $4.5 million primarily for the reasons listed below.

       - Elimination of the gross receipts tax in North Carolina as noted above,

       -      Decrease in payroll taxes and

       -      Decrease in property taxes.

An increase in franchise tax expense partially offset these decreases for the three months ended January 31, 2000, compared with the same period in 1999.

General taxes for the twelve months ended January 31, 2000, compared with the same period in 1999 decreased by $5.6 million primarily due to the elimination of the gross receipts tax in North Carolina. Increases in franchise taxes and payroll taxes partially offset this decrease.

Other Income

Other income for the three months ended January 31, 2000, compared with the same period in 1999 increased by $6.3 million. The primary reasons for these increases are listed below.

       - Increase in earnings from unregulated retail energy marketing services,

       -      Increase in earnings from propane operations,

       -      Increase in earnings from non-utility LNG operations and

       -      Increase in pipeline operations.

Other income for the twelve months ended January 31, 2000, compared with the same period in 1999 increased by $4 million. The primary reasons for these increases are listed below.

       - Increase in earnings from unregulated retail energy marketing services,

       -      Increase in earnings from non-utility LNG operations,

       -      Increase in earnings from pipeline operations and

       - Increase in the portion of the allowance for funds used during construction attributable to equity funds.

Increases in other income for the twelve-month period were partially offset by decreases in earnings from jobbing operations and interest income.

Utility Interest Charges

Utility interest charges for the three months and twelve months ended January 31, 2000, compared with the same periods in 1999 increased by $1 million and $280,000, respectively. The primary reasons for these increases are listed below.

       - Increase in interest on long-term debt from higher amounts of debt outstanding and

       - Increase in interest on short-term debt due to higher amounts of debt outstanding at slightly higher interest rates.

Increases in utility interest charges for the three-month and twelve-month periods were partially offset by the following decreases.

       - Decrease in interest on refunds due customers from lower balances outstanding during the periods and

       - Increase in the portion of the allowance for funds used during construction attributable to borrowed funds.


Year 2000

During the Year 2000 transition weekend of December 31, 1999 through January 3, 2000, our personnel conducted extensive tests of embedded systems, technical infrastructure and applications. We did not discover any incidents of Year 2000 malfunctions based upon this testing and we believe that the risks of any future impacts to our business are minimal. In addition, no significant Year 2000 related issues have been discovered to date.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on February 25, 2000, to elect four directors and to ratify the selection of independent auditors. The record date for determining the shareholders entitled to receive notice of and to vote at the meeting was January 13, 2000. We solicited proxies for the meeting according to section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's solicitations.

Shareholders elected all of management's nominees for director as listed in the proxy statement for terms expiring in 2003 by the following votes:

                            Shares           Shares          Shares
                            Voted            Voted            NOT
                             FOR            WITHHELD         VOTED
                            ------          --------         ------

C. M. Butler III          26,222,679        343,196        4,806,341

Sam J. DiGiovanni*        26,225,971        339,904        4,806,341

John W. Harris            26,234,288        331,587        4,806,341

Ware F. Schiefer          26,237,063        328,812        4,806,341

*As reported in the proxy statement, Mr. DiGiovanni has agreed to resign from the Board effective at the 2001 annual meeting of shareholders since he will have attained the mandatory retirement age of 72.

Directors Jerry W. Amos, John H. Maxheim and Walter S. Montgomery, Jr., continue to hold office until 2001. Directors Muriel W. Helms, Ned R. McWherter, Donald
S. Russell, Jr., and John E. Simkins, Jr., will continue to hold office until 2002.

Shareholders approved the selection by the Board of Directors of the firm of Deloitte & Touche LLP as our independent auditors for the fiscal year ending October 31, 2000, by the following vote:

                          Shares         Shares        Shares         Shares
                          Voted          Voted         Voted           NOT
                           FOR          AGAINST      ABSTAINING       VOTED
                          ------        -------      ----------       ------
                       26,354,163       104,582       107,130       4,806,341

Item 5.   Other Information

Rate Proceedings

In December 1999, we filed with the Tennessee Regulatory Commission (TRA) for a general rate increase of $10.7 million annually. A hearing date has not been set at this time.

On March 1, 2000, we filed with the North Carolina Utilities Commission a letter of intent to file for a general rate increase. The amount of proposed increase has not been determined.

Corporate Organization

On February 25, 2000, the Board of Directors elected Ware F. Schiefer, President and Chief Executive Officer. Prior to his election, he was President and Chief Operating Officer. John H. Maxheim retired on February 29, 2000, as Chief Executive Officer but retains the title of Chairman of the Board.


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits -

              3.1 By-Laws of the Company, as amended, dated February 25, 2000.

              10.1 Consulting Agreement between the Company and John H. Maxheim, dated March 1, 2000.

              12     Computation of Ratio of Earnings to Fixed Charges.

              27 Financial Data Schedule (for Securities and Exchange Commission use only).

(b)      Reports on Form 8-K -

         On February 22, 2000, we filed a Form 8-K to announce that we entered into an agreement to form a joint venture which combines our propane operations with the propane operations of three other companies. For us, certain aspects of this transaction are subject to approval by the North Carolina Utilities Commission. The participating companies expect the transaction to be completed by May 1, 2000.

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



Date  March 10, 2000                          /s/ David J. Dzuricky
      --------------                          ----------------------------------
                                                  David J. Dzuricky
                                                  Senior Vice President-Finance
                                                  (Principal Financial Officer)



Date  March 10, 2000                          /s/ Barry L. Guy
      --------------                          ----------------------------------
                                                  Barry L. Guy
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)