Form 10-Q
period 2000-04-30
PIEDMONT NATURAL GAS CO INC
filed 2000-06-09
CIK 78460

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                    Outstanding at June 2, 2000
--------------------------                           ---------------------------
Common Stock, no par value                                   31,650,858


================================================================================
                               Page 1 of 17 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
               ---------------------------------------------------

                                                               April 30,          October 31,
                                                                 2000                1999
                                                               Unaudited           Audited
                                                              -----------         ----------
            ASSETS

Utility Plant, at original cost                               $ 1,470,815         $1,441,322
  Less accumulated depreciation                                   440,310            420,140
                                                              -----------         ----------
    Utility plant, net                                          1,030,505          1,021,182
                                                              -----------         ----------

Other Physical Property (net of accumulated
  depreciation of $20,031 in 2000 and $18,967 in 1999)             25,200             25,793
                                                              -----------         ----------
Current Assets:
  Cash and cash equivalents                                        13,162              6,174
  Restricted cash                                                  40,923             40,156
  Receivables (less allowance for doubtful
    accounts of $1,947 in 2000 and $864 in 1999)                   67,451             32,106
  Receivables from affiliate                                       20,509             22,354
  Gas in storage                                                   35,014             48,685
  Deferred cost of gas                                             12,556              8,267
  Refundable income taxes                                               0             17,670
  Other                                                             9,781             22,983
                                                              -----------         ----------
    Total current assets                                          199,396            198,395
                                                              -----------         ----------
Deferred Charges and Other Assets                                  63,935             43,287
                                                              -----------         ----------
      Total                                                   $ 1,319,036         $1,288,657
                                                              -----------         ----------
    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock                                              $   306,706         $  297,149
    Retained earnings                                             253,803            194,598
                                                              -----------         ----------
      Total common stock equity                                   560,509            491,747
  Long-term debt                                                  423,000            423,000
                                                              -----------         ----------
      Total capitalization                                        983,509            914,747
                                                              -----------         ----------
Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                                       2,000              2,000
  Notes payable                                                    30,000             79,500
  Accounts payable                                                 64,745             63,116
  Deferred income taxes                                             1,990             23,002
  Income taxes accrued                                             (6,799)                 0
  General taxes accrued                                             4,675             11,904
  Refunds due customers                                            54,979             26,204
  Other                                                            20,624             20,978
                                                              -----------         ----------
    Total current liabilities                                     172,214            226,704
                                                              -----------         ----------
Deferred Credits and Other Liabilities                            163,313            147,206
                                                              -----------         ----------
      Total                                                   $ 1,319,036         $1,288,657
                                                              -----------         ----------


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
             Condensed Statements of Consolidated Income (Unaudited)
                     (in thousands except per share amounts)
             -------------------------------------------------------


                                                  Three Months                Six Months                  Twelve Months
                                                     Ended                       Ended                        Ended
                                                    April 30                   April 30                     April 30
                                            ----------------------      ----------------------      ----------------------
                                              2000          1999          2000          1999          2000           1999
                                            --------      --------      --------      --------      --------      --------
Operating Revenues                          $282,955      $239,247      $551,603      $494,989      $743,084      $685,534
Cost of Gas                                  167,792       125,473       319,367       259,659       425,671       364,422
                                            --------      --------      --------      --------      --------      --------

Margin                                       115,163       113,774       232,236       235,330       317,413       321,112
                                            --------      --------      --------      --------      --------      --------

Other Operating Expenses:
  Operations                                  28,012        25,829        54,761        50,507       105,516       103,917
  Maintenance                                  4,105         3,932         8,055         7,553        16,065        15,500
  Depreciation                                12,137        10,803        23,982        21,515        46,598        42,710
  General taxes                                4,871         8,745         9,900        18,241        21,124        30,574
  Income taxes                                22,456        22,264        46,196        47,806        36,685        37,476
                                            --------      --------      --------      --------      --------      --------

    Total other operating expenses            71,581        71,573       142,894       145,622       225,988       230,177
                                            --------      --------      --------      --------      --------      --------

Operating Income                              43,582        42,201        89,342        89,708        91,425        90,935
Other Income, Net                              2,908           449        10,535         1,791         7,705           643
                                            --------      --------      --------      --------      --------      --------

Income Before Utility Interest Charges        46,490        42,650        99,877        91,499        99,130        91,578
Utility Interest Charges                       9,054         7,983        18,347        16,268        34,624        32,746
                                            --------      --------      --------      --------      --------      --------

Net Income                                  $ 37,436      $ 34,667      $ 81,530      $ 75,231      $ 64,506      $ 58,832
                                            ========      ========      ========      ========      ========      ========


Average Shares of Common Stock:
   Basic                                      31,522        30,946        31,451        30,883        31,295        30,740
   Diluted                                    31,700        31,175        31,630        31,113        31,499        30,995

Earnings Per Share of Common Stock:
   Basic                                    $   1.19      $   1.12      $   2.59      $   2.44      $   2.06      $   1.91
   Diluted                                  $   1.18      $   1.11      $   2.58      $   2.42      $   2.05      $   1.90

Cash Dividends Per Share
  of Common Stock                           $  0.365      $  0.345      $   0.71      $   0.67      $   1.40      $   1.32


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)
           -----------------------------------------------------------


                                                              Three Months               Six Months              Twelve Months
                                                                 Ended                     Ended                     Ended
                                                               April 30                  April 30                  April 30
                                                         ---------------------     ---------------------     ----------------------
                                                           2000         1999         2000         1999         2000          1999
                                                         --------     --------     --------     --------     --------     ---------
Cash Flows from Operating Activities:
  Net income                                             $ 37,436     $ 34,667     $ 81,530     $ 75,231     $ 64,506     $  58,832
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                         13,144       11,895       25,906       23,608       50,214        46,697
     Other, net                                            (1,069)      (1,997)        (353)        (114)       1,025           309
     Change in operating assets and liabilities            53,693       63,011        5,327        4,048      (74,507)       (7,504)
                                                         --------     --------     --------     --------     --------     ---------
  Net cash provided by operating activities               103,204      107,576      112,410      102,773       41,238        98,334
                                                         --------     --------     --------     --------     --------     ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                       (21,441)     (23,745)     (40,931)     (45,223)     (94,284)     (102,326)
  Other                                                      (312)        (460)        (595)        (805)      (1,433)       (1,581)
                                                         --------     --------     --------     --------     --------     ---------
    Net cash used in investing activities                 (21,753)     (24,205)     (41,526)     (46,028)     (95,717)     (103,907)
                                                         --------     --------     --------     --------     --------     ---------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net                  (71,500)     (64,000)     (49,500)     (32,000)      30,000            --
  Issuance of long-term debt                                   --           --           --           --       90,000            --
  Retirement of long-term debt                                 --           --           --           --      (46,000)      (10,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                   4,193        4,091        7,929        7,766       15,903        15,405
  Dividends paid                                          (11,502)     (10,674)     (22,325)     (20,688)     (43,805)      (40,571)
                                                         --------     --------     --------     --------     --------     ---------
    Net cash provided by (used in) financing activities   (78,809)     (70,583)     (63,896)     (44,922)      46,098       (35,166)
                                                         --------     --------     --------     --------     --------     ---------

Net Increase (Decrease) in Cash and Cash Equivalents        2,642       12,788        6,988       11,823       (8,381)      (40,739)
Cash and Cash Equivalents at Beginning of Period           10,520        8,755        6,174        9,720       21,543        62,282
                                                         --------     --------     --------     --------     --------     ---------

Cash and Cash Equivalents at End of Period               $ 13,162     $ 21,543     $ 13,162     $ 21,543     $ 13,162     $  21,543
                                                         ========     ========     ========     ========     ========     =========

Cash Paid During the Period for:
  Interest                                               $  2,978     $  4,783     $ 16,496     $ 16,126     $ 33,017     $  32,737
  Income taxes                                           $ 51,384     $ 36,327     $ 53,023     $ 38,060     $ 64,800     $  38,623

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

2. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at April 30, 2000, and October 31, 1999, and the results of operations and cash flows for the three months, six months and twelve months ended April 30, 2000 and 1999.

         We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

3. Our business is seasonal in nature. The results of operations for the three-month and six-month periods ended April 30, 2000, do not necessarily reflect the results to be expected for the full year.

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

                                                    Three Months              Six Months                Twelve Months
                                                       Ended                    Ended                       Ended
                                                      April 30                 April 30                    April 30
                                                --------------------      -------------------       --------------------
                                                                (in thousands except per share amounts)

                                                 2000         1999         2000          1999        2000          1999
                                                -------      -------      -------      -------      -------      -------

Net Income                                      $37,436      $34,667      $81,530      $75,231      $64,506      $58,832
                                                =======      =======      =======      =======      =======      =======

Average shares of common stock
  outstanding for basic earnings per share       31,522       30,946       31,451       30,883       31,295       30,740
Contingently issuable shares under
  the long-term incentive plan                      178          229          179          230          204          255
                                                -------      -------      -------      -------      -------      -------

Average shares of dilutive stock                 31,700       31,175       31,630       31,113       31,499       30,995
                                                =======      =======      =======      =======      =======      =======

Earnings Per Share:
  Basic                                         $  1.19      $  1.12      $  2.59      $  2.44      $  2.06      $  1.91
  Diluted                                       $  1.18      $  1.11      $  2.58      $  2.42      $  2.05      $  1.90

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

         Continuing operations by segment for the three months and six months ended April 30, 2000 and 1999, are presented below:

                                             Domestic
                                            Natural Gas
                                           Distribution                   Other                        Total
                                      ----------------------      ---------------------       -----------------------
                                                                     (in thousands)
Three Months Ended April 30             2000          1999         2000          1999           2000           1999
---------------------------           --------      --------      -------      --------       --------      ---------
Revenues from external customers      $282,955      $239,247      $11,236      $  7,983       $294,191      $ 247,230
Margin                                 115,163       113,775        4,485         4,153        119,648        117,928
Operations and maintenance
   expenses                             32,119        29,761        2,873         2,477         34,992         32,238
Operating income                        43,581        42,202          803           900         44,384         43,102
Other income                             1,878           799        1,832          (831)         3,710            (32)
Income before income taxes              58,869        57,281        2,933           (50)        61,802         57,231
Capital expenditures                    22,312        24,527          250           460         22,562         24,987

Six Months Ended April 30
-------------------------
Revenues from external customers      $551,603      $494,989      $26,458      $ 18,891       $578,061      $ 513,880
Margin                                 232,235       235,331       11,081        10,073        243,316        245,404
Operations and maintenance
   expenses                             62,818        58,060        5,238         4,918         68,056         62,978
Operating income                        89,315        89,691        4,309         3,584         93,624         93,275
Other income                             3,884         1,618        8,739        (1,992)        12,623           (374)
Income before income taxes             121,063       122,848       13,568         1,372        134,631        124,220
Capital expenditures                    42,921        46,826          508           805         43,429         47,631

A reconciliation of net income in the consolidated financial statements for the three months and six months ended April 30, 2000 and 1999, is presented below:

                                                                     Three Months                  Six Months
                                                                    Ended April 30               Ended April 30
                                                                 ---------------------       ----------------------
                                                                  2000          1999           2000          1999
                                                                 -------      --------       --------      --------
                                                                                   (in thousands)
Income before income taxes for  reportable segments              $58,869      $ 57,281       $121,063      $122,848
Income before income taxes for other non-utility activities        2,933           (50)        13,568         1,372
Income taxes                                                      24,366        22,564         53,101        48,989
                                                                 -------      --------       --------      --------
Net income                                                       $37,436      $ 34,667       $ 81,530      $ 75,231
                                                                 =======      ========       ========      ========

A reconciliation of consolidated assets in the consolidated financial statements as of April 30, 2000 and October 31, 1999, is presented below:

                                        2000               1999
                                     -----------       -----------
                                             (in thousands)
Domestic natural gas operations      $ 1,326,541       $ 1,304,453
Other                                     68,138            59,997
Eliminations/Adjustments                 (75,643)          (75,793)
                                     -----------       -----------
Consolidated assets                  $ 1,319,036       $ 1,288,657
                                     ===========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Our discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements concerning plans, objectives, proposed capital expenditures and future events or performance are some of the items included in forward-looking statements. Our statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, we can give no assurances that these expectations will be achieved. Important factors that could cause actual results to differ include:

         o regulatory issues, including those that affect allowed rates of return, rate structure and financings,

         o industrial, commercial and residential growth in the service territories,

         o deregulation, unanticipated impacts of restructuring and increased competition in the energy industry,

         o the potential loss of large-volume industrial customers due to bypass or the shift by such customers to special competitive contracts at lower per unit margins,

         o        economic and capital market conditions,

         o        the ability to meet internal performance goals,

         o the capital intensive nature of our business, including development project delays or changes in project costs,

         o        changes in the availability and price of natural gas,

         o        changes in demographic patterns and weather conditions and

         o        changes in environmental requirements and cost of compliance.


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

The natural gas business is seasonal in nature resulting in fluctuations in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers. From April 1 to October 31, we build up natural gas inventories by injecting gas into storage for sale in the colder months. Inventory of stored gas decreased and accounts payable and accounts receivable increased from October 31, 1999, to April 30, 2000, due to this seasonality and the demand for gas during the winter season. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our approximately 5% current annual growth in customer base. Utility construction expenditures for the three months ended April 30, 2000, were $22.3 million, compared with $24.5 million for the same period in 1999. Utility construction expenditures for the six months ended April 30, 2000, were $42.9 million, compared with $46.8 million for the same period in 1999. Utility construction expenditures for the twelve-month period ended April 30, 2000, were $98.1 million, compared with $105.6 million for the same period in 1999.

At April 30, 2000, our capitalization consisted of 43% in long-term debt and 57% in common equity.


Results of Operations

We will discuss the results of operations for the three months, six months and twelve months ended April 30, 2000, compared with similar periods in 1999.

Margin

Margin (operating revenues less cost of gas) for the three months ended April 30, 2000, increased $1.4 million compared with the same period in 1999 primarily for the reasons listed below.

         o Delivered volumes of natural gas, which we refer to as system throughput, increased 854,000 dekatherms over the same period in 1999, primarily due to increased customer growth.

         o Regulatory adjustments resulted in margin increases from the same period in 1999.

         o        Income from secondary market activity.

Increases in margin for the three-month period were partially offset by the following decreases.

         o Margin was reduced in North Carolina, effective for bills rendered after August 1, 1999 (which included volumes delivered in July), due to the elimination of the gross receipts tax that was previously included in rates billed to customers. Gross receipts tax expense in the same amount also acted to reduce general taxes.

         o Weather that was warmer than normal generated operating revenues of $6.7 million from the weather normalization adjustment (WNA). The WNA is designed to offset the impact of unusually cold or warm weather on customer billings and operating margin. The same period in 1999 reflected increased operating revenues of $8.9 million from the WNA resulting in a period-to-period decrease of $2.2 million.

Margin for the six months ended April 30, 2000, decreased $3.1 million compared with the same period in 1999 primarily for the reasons listed below.

         o Margin was reduced due to the elimination of the gross receipts tax as noted above.

         o Weather that was warmer than normal generated operating revenues of $19.3 million from the WNA. The same period in 1999 reflected increased operating revenues of $19.7 million from the WNA, a $400,000 decrease between the periods.

         o More income from secondary market activity was recognized in the prior period.

Decreases in margin for the six-month period were partially offset by the following increases.

         o Delivered volumes of natural gas increased 1.9 million dekatherms over the same period in 1999, primarily due to increased customer growth.

         o Regulatory adjustments resulted in margin increases over the same period in 1999.

Margin for the twelve months ended April 30, 2000, decreased $3.7 million compared with the same period in 1999 primarily for the reasons listed below.

         o Margin was reduced due to the elimination of the gross receipts tax as noted above.

         o Margin was reduced in South Carolina, effective November 1, 1998, as ordered by the Public Service Commission of South Carolina (PSCSC), to eliminate the recovery of demand side management (DSM) costs included in rates. The amortization of such costs in operations and maintenance expenses was reversed in the same amount and recorded as a regulatory asset for recovery in future rates.

         o More income from secondary market activity was recognized in the prior period.

         o Weather that was warmer than normal generated operating revenues of $19.3 million from the WNA. The same period in 1999 reflected operating revenues of $19.7 million from the WNA, a $400,000 decrease between the periods.

The decreases in margin for the twelve-month period were partially offset by an increase in system throughput of 1.2 million dekatherms over the same period in 1999, primarily due to increased customer growth and 4% colder weather than the same period in 1999.

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

Operations and Maintenance Expenses

Operations and maintenance expenses for the three months ended April 30, 2000, compared with the same period in 1999 increased by $2.4 million primarily for the reasons listed below.

         o        Increase in payroll,

         o        Increase in advertising expense and

         o        Increase in employee benefits expense.

A decrease in outside labor expense partially offset these increases for the three months ended April 30, 2000, compared with the same period in 1999.

Operations and maintenance expenses for the six months ended April 30, 2000, compared with the same period in 1999 increased by $4.8 million primarily for the reasons listed below.

         o        Increase in payroll,

         o        Increase in the provision for uncollectibles,

         o        Increase in advertising expense and

         o        Increase in employee benefits expense.

A decrease in outside labor expense partially offset these increases for the six months ended April 30, 2000, compared with the same period in 1999.

Operations and maintenance expenses for the twelve months ended April 30, 2000, compared with the same period in 1999 increased by $2.2 million primarily for the reasons listed below.

         o        Increase in payroll,

         o        Increase in outside labor expense,

         o        Increase in advertising expense and

         o        Increase in other corporate expenses.

Increases in operations and maintenance expenses for the twelve-month period were partially offset by the following decreases.

         o        Decrease in office supplies expense,

         o        Decrease in risk insurance expense,

         o        Decrease in employee benefits expense and

         o        Decrease in materials expense.

General Taxes

General taxes for the three months ended April 30, 2000, compared with the same period in 1999 decreased by $3.9 million primarily for the reasons listed below.

         o Elimination of the gross receipts tax in North Carolina as noted above and

         o        Decrease in property taxes.

An increase in payroll taxes partially offset these decreases for the three months ended April 30, 2000, compared with the same period in 1999.

General taxes for the six months ended April 30, 2000, compared with the same period in 1999 decreased by $8.3 million primarily for the reasons listed below.

         o        Elimination of the gross receipts tax in North Carolina and

         o        Decrease in property taxes.

An increase in franchise tax expense partially offset these decreases for the six months ended April 30, 2000, compared with the same period in 1999.

General taxes for the twelve months ended April 30, 2000, compared with the same period in 1999 decreased by $9.4 million primarily due to the elimination of the gross receipts tax in North Carolina. Increases in franchise taxes and payroll taxes partially offset this decrease.

Other Income

Other income for the three months ended April 30, 2000, compared with the same period in 1999 increased by $2.5 million. The primary reasons for this increase are listed below.

         o Increase in earnings from unregulated retail energy marketing services,

         o        Increase in earnings from non-utility LNG operations and

         o        Increase in earnings from pipeline operations.

Other income for the six months ended April 30, 2000, compared with the same period in 1999 increased by $8.7 million. The primary reasons for this increase are listed below.

         o Increase in earnings from unregulated retail energy marketing services,

         o        Increase in earnings from non-utility LNG operations,

         o        Increase in earnings from pipeline operations and

         o        Increase in earnings from propane operations.

Other income for the twelve months ended April 30, 2000, compared with the same period in 1999 increased by $7.1 million. The primary reasons for this increase are listed below.

         o Increase in earnings from unregulated retail energy marketing services,

         o        Increase in earnings from non-utility LNG operations,

         o        Increase in earnings from pipeline operations and

         o        Increase in earnings from propane operations.

Increases in other income for the twelve-month period were partially offset by a decrease in interest income.

Utility Interest Charges

Utility interest charges for the three months ended April 30, 2000, compared with the same period in 1999 increased by $1.1 million primarily for the reasons listed below.

         o Increase in interest on long-term debt from higher amounts of debt outstanding,

         o Increase in interest on short-term debt due to higher amounts of debt outstanding at slightly higher interest rates and

         o Increase in interest on refunds due customers from higher balances outstanding during the periods.

Utility interest charges for the six months ended April 30, 2000, compared with the same period in 1999 increased by $2.1 million primarily for the reasons listed below.

         o Increase in interest on long-term debt from higher amounts of debt outstanding and

         o Increase in interest on short-term debt due to higher amounts of debt outstanding at slightly higher interest rates.

Utility interest charges for the twelve months ended April 30, 2000, compared with the same period in 1999 increased by $1.9 million primarily for the reasons listed below.

         o Increase in interest on long-term debt from higher amounts of debt outstanding and

         o Increase in interest on short-term debt due to higher amounts of debt outstanding at slightly higher interest rates.

Increases in utility interest charges for the twelve-month period were partially offset by the following decreases.

         o Decrease in interest on refunds due customers from lower balances outstanding compared with the prior twelve months and

         o Increase in the portion of the allowance for funds used during construction attributable to borrowed funds.

                           PART II. OTHER INFORMATION

Item 5.   Other Information

Rate Proceedings

In December 1999, we filed an application with the Tennessee Regulatory Authority (TRA) for a general rate increase of $10.7 million annually. On May 18, 2000, we executed and filed with the TRA a stipulation with the Consumer Advocate Division of the Attorney General of the State of Tennessee that, if approved by the TRA, would permit us to increase our rates by $4.9 million annually. The TRA approved the settlement on June 5, and rates will be effective July 1, 2000.

On March 31, 2000, we filed with the North Carolina Utilities Commission (NCUC) for a general rate increase of $19 million annually in margin. A hearing date has been set for September 5. We have requested that the rates become effective November 1, 2000.

Propane Joint Venture

We previously reported that we signed an agreement on February 15, 2000, to form a joint venture which combines our propane operations with the propane operations of three other companies. The anticipated date for completion of the joint venture has been delayed, and it is currently anticipated that the completion will occur in late July.

Environmental Matters

We previously reported that we have owned, leased or operated manufactured gas plant (MGP) facilities at 12 sites in our three-state service area. In 1997, we entered into a settlement with a third party with respect to nine of these sites. As of April 30, 2000, we have recorded an environmental liability of $1.4 million for the three MGP sites not covered by the settlement. This liability is estimated based on a generic MGP site study as we have not performed site-specific evaluations.

We have recently learned that a tract of land in North Carolina that was owned by us during the period 1951 through 1956 has been identified as a possible MGP site. Based on information available to us and due to the small size of the tract, we do not believe that the tract ever contained an MGP. A third party is in the process of evaluating this site. Until the third party completes its evaluation, we are unable to determine if we may have any potential liability with respect to this site. However, due to the size of and our limited connection with this site, we do not expect any such liability to be material.

Expansion Fund

The NCUC has established an expansion fund consisting of supplier refunds due customers to be used to extend natural gas service into unserved areas of the state. As of April 30, 2000, the North Carolina State Treasurer held $31 million in our expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the consolidated balance sheet. The NCUC decides the use of these funds as we file individual project applications for unserved areas.

The NCUC has previously authorized us to use $27.8 million of the expansion funds to extend natural gas service to the counties of Avery, Mitchell and Yancey. On May 10, 2000, we filed an application requesting additional expansion funds of $11.1 million for this project due to additional, unanticipated costs related to the project. The estimated cost of the project is now $44.5 million. We are requesting the use of $38.9 million in expansion fund money. A hearing on our request for additional expansion funds has been set for June 22 with the NCUC.

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


                              Piedmont Natural Gas Company, Inc.
                              ----------------------------------
                                      (Registrant)



Date  June 9, 2000            /s/  David J. Dzuricky
      ------------            -------------------------------------------------
                              David J. Dzuricky
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial Officer)



Date  June 9, 2000            /s/  Barry L. Guy
      ------------            -------------------------------------------------
                              Barry L. Guy
                              Vice President and Controller
                              (Principal Accounting Officer)