Form 10-Q
period 2000-07-31
PIEDMONT NATURAL GAS CO INC
filed 2000-09-08
CIK 78460

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at September 5, 2000
--------------------------                    --------------------------------
Common Stock, no par value                               31,790,993


================================================================================
                               Page 1 of 16 pages

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
               ---------------------------------------------------

                                                      July 31,      October 31,
                                                        2000           1999
                                                     Unaudited        Audited
                                                    ----------      ----------
            ASSETS

Utility Plant, at original cost                     $1,495,328      $1,441,322
  Less accumulated depreciation                        451,428         420,140
                                                    ----------      ----------
    Utility plant, net                               1,043,900       1,021,182
                                                    ----------      ----------

Other Physical Property (net of accumulated
  depreciation of $20,566 in 2000 and $18,967
  in 1999)                                              24,871          25,793
                                                    ----------      ----------
Current Assets:
  Cash and cash equivalents                              3,752           6,174
  Restricted cash                                       41,454          40,156
  Receivables (less allowance for doubtful
    accounts of $740 in 2000 and $864 in 1999)          52,876          32,106
  Receivables from affiliate                            22,827          22,354
  Gas in storage                                        68,783          48,685
  Deferred cost of gas                                   8,235           8,267
  Refundable income taxes                                    0          17,670
  Other                                                 56,055          22,983
                                                    ----------      ----------
    Total current assets                               253,982         198,395
                                                    ----------      ----------
Deferred Charges and Other Assets                       63,496          43,287
                                                    ----------      ----------
      Total                                         $1,386,249      $1,288,657
                                                    ==========      ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock                                    $  310,489      $  297,149
    Retained earnings                                  232,002         194,598
                                                    ----------      ----------
      Total common stock equity                        542,491         491,747
  Long-term debt                                       391,000         423,000
                                                    ----------      ----------
      Total capitalization                             933,491         914,747
                                                    ----------      ----------
Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                           32,000           2,000
  Notes payable                                        127,000          79,500
  Accounts payable                                      65,288          63,116
  Deferred income taxes                                 11,674          23,002
  Income taxes accrued                                   2,159               0
  General taxes accrued                                  7,387          11,904
  Refunds due customers                                 44,867          26,204
  Other                                                 13,572          20,978
                                                    ----------      ----------
    Total current liabilities                          303,947         226,704
                                                    ----------      ----------
Deferred Credits and Other Liabilities                 148,811         147,206
                                                    ----------      ----------
      Total                                         $1,386,249      $1,288,657
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

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
             Condensed Statements of Consolidated Income (Unaudited)
                     (in thousands except per share amounts)
             ------------------------------------------------------

                                             Three Months             Nine Months          Twelve Months
                                                 Ended                    Ended                 Ended
                                                July 31                  July 31               July 31
                                          -------------------    --------------------    --------------------
                                            2000       1999        2000        1999        2000        1999
                                            ----       ----        ----        ----        ----        ----
Operating Revenues                        $131,211    $96,728    $682,814    $591,717    $777,568    $679,235
Cost of Gas                                 87,740     52,303     407,107     311,962     461,107     359,198
                                          --------    -------    --------    --------    --------    --------

Margin                                      43,471     44,425     275,707     279,755     316,461     320,037
                                          --------    -------    --------    --------    --------    --------

Other Operating Expenses:
  Operations                                26,779     25,520      81,539      76,027     106,775     103,724
  Maintenance                                4,367      3,846      12,423      11,399      16,586      15,643
  Depreciation                              12,318     11,100      36,300      32,615      47,816      43,318
  General taxes                              4,428      6,276      14,328      24,517      19,277      30,684
  Income taxes                              (5,495)    (4,177)     40,701      43,630      35,330      36,958
                                          --------    -------    --------    --------    --------    --------

    Total other operating expenses          42,397     42,565     185,291     188,188     225,784     230,327
                                          --------    -------    --------    --------    --------    --------

Operating Income                             1,074      1,860      90,416      91,567      90,677      89,710
Other Income, Net                           (2,087)    (2,036)      8,448        (243)      7,711        (483)
                                          --------    -------    --------    --------    --------    --------

Income Before Utility Interest Charges      (1,013)      (176)     98,864      91,324      98,388      89,227
Utility Interest Charges                     9,233      8,040      27,580      24,309      35,912      32,357
                                          --------    -------    --------    --------    --------    --------

Net Income                                ($10,246)   ($8,216)   $ 71,284    $ 67,015    $ 62,476    $ 56,870
                                          ========    =======    ========    ========    ========    ========


Average Shares of Common Stock:
   Basic                                    31,676     31,076      31,528      30,948      31,446      30,876
   Diluted                                  31,676     31,076      31,707      31,178      31,638      31,118

Earnings Per Share of Common Stock:
   Basic                                    ($0.32)    ($0.26)      $2.26       $2.17       $1.99       $1.84
   Diluted                                  ($0.32)    ($0.26)      $2.25       $2.15       $1.97       $1.83

Cash Dividends Per Share
  of Common Stock                           $0.365     $0.345      $1.075      $1.015       $1.42       $1.34


See notes to condensed consolidated financial statements.

              PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)
           -----------------------------------------------------------

                                                              Three Months           Nine Months           Twelve Months
                                                                 Ended                  Ended                  Ended
                                                                July 31                July 31                July 31
                                                          -------------------    -------------------   ---------------------
                                                            2000       1999        2000       1999        2000        1999
                                                            ----       ----        ----       ----        ----        ----
Cash Flows from Operating Activities:
  Net income                                              ($10,246)   ($8,216)   $ 71,284   $ 67,015   $  62,476   $  56,870
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                          13,255     12,077      39,160     35,685      51,392      47,255
     Other, net                                              2,741        134       2,389         20       3,631         929
     Change in operating assets and liabilities            (76,995)   (40,892)    (71,668)   (36,844)   (110,232)    (31,148)
                                                          --------   --------    --------   --------   ---------   ---------
  Net cash provided by (used in) operating activities      (71,245)   (36,897)     41,165     65,876       7,267      73,906
                                                          --------   --------    --------   --------   ---------   ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                        (25,118)   (25,011)    (66,049)   (70,234)    (94,767)   (103,266)
  Other                                                       (275)      (322)       (870)    (1,127)     (1,386)     (1,737)
                                                          --------   --------    --------   --------   ---------   ---------
  Net cash used in investing activities                    (25,393)   (25,333)    (66,919)   (71,361)    (96,153)   (105,003)
                                                          --------   --------    --------   --------   ---------   ---------

Cash Flows from Financing Activities:
  Increase in bank loans, net                               97,000     59,000      47,500     27,000      68,000      59,000
  Issuance of long-term debt                                    --         --          --         --      90,000          --
  Retirement of long-term debt                              (2,000)    (2,000)     (2,000)    (2,000)    (46,000)    (10,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                    3,783      4,111      11,712     11,877      15,575      15,513
  Dividends paid                                           (11,555)   (10,719)    (33,880)   (31,407)    (44,642)    (41,370)
                                                          --------   --------    --------   --------   ---------   ---------
  Net cash provided by financing activities                 87,228     50,392      23,332      5,470      82,933      23,143
                                                          --------   --------    --------   --------   ---------   ---------

Net Decrease in Cash and Cash Equivalents                   (9,410)   (11,838)     (2,422)       (15)     (5,953)     (7,954)

Cash and Cash Equivalents at Beginning of Period            13,162     21,543       6,174      9,720       9,705      17,659
                                                          --------   --------    --------   --------   ---------   ---------

Cash and Cash Equivalents at End of Period                $  3,752   $  9,705    $  3,752   $  9,705   $   3,752   $   9,705
                                                          ========   ========    ========   ========   =========   =========

Cash Paid During the Period for:
  Interest                                                $ 14,878   $ 11,314    $ 31,374   $ 27,441   $  36,580   $  32,625
  Income taxes                                            $ 34,062   $    199    $ 87,085   $ 38,259   $  87,326   $  38,525


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

2. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at July 31, 2000, and October 31, 1999, and the results of operations and cash flows for the three months, nine months and twelve months ended July 31, 2000 and 1999.

         We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

3. Our business is seasonal in nature. The results of operations for the three-month and nine-month periods ended July 31, 2000, do not necessarily reflect the results to be expected for the full year.

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

                                                     Three Months            Nine Months           Twelve Months
                                                        Ended                   Ended                  Ended
                                                       July 31                 July 31                July 31
                                                 -------------------     -------------------     -------------------
                                                               (in thousands except per share amounts)
                                                   2000        1999        2000       1999         2000        1999
                                                   ----        ----        ----       ----         ----        ----
Net Income                                       $(10,246)   $(8,216)    $71,284     $67,015     $62,476     $56,870
                                                 ========    =======     =======     =======     =======     =======

Average shares of common stock
  outstanding for basic earnings per share         31,676     31,076      31,528      30,948      31,446      30,876
Contingently issuable shares under
  the long-term incentive plan                         --         --         179         230         192         242
                                                 --------    -------     -------     -------     -------     -------

Average shares of dilutive stock                   31,676     31,076      31,707      31,178      31,638      31,118
                                                 ========    =======     =======     =======     =======     =======

Earnings Per Share:
  Basic                                             $(.32)     $(.26)      $2.26       $2.17       $1.99       $1.84
  Diluted                                           $(.32)     $(.26)      $2.25       $2.15       $1.97       $1.83

(a) For the three months ended July 31, 2000 and 1999, the inclusion of 178 and 229 contingently issuable shares, respectively, would be antidilutive.

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

         Continuing operations by segment for the three months and nine months ended July 31, 2000 and 1999, are presented below:

                                                 Domestic
                                               Natural Gas
                                               Distribution                Other                    Total
                                         ----------------------    --------------------    ----------------------
                                                                      (in thousands)
Three Months Ended July 31                  2000         1999        2000         1999        2000         1999
--------------------------                  ----         ----        ----         ----        ----         ----
Revenues from external customers         $ 131,211    $  96,728    $  3,510    $  2,245    $ 134,721    $  98,973
Margin                                      43,471       44,425         453         787       43,924       45,212
Operations and maintenance expenses         31,146       29,366       2,574       2,249       33,720       31,615
Operating income                             1,075        1,860      (2,858)     (2,247)      (1,783)        (387)
Other income                                 1,932        1,745      (3,075)     (2,778)      (1,143)      (1,033)
Income before income taxes                 (11,714)      (8,612)     (5,386)     (5,105)     (17,100)     (13,717)
Capital expenditures                        25,860       25,908         247         322       26,107       26,230

Nine Months Ended July 31
-------------------------
Revenues from external customers         $ 682,814    $ 591,717    $ 29,968    $ 21,136    $ 712,782    $ 612,853
Margin                                     275,707      279,755      11,534      10,861      287,241      290,616
Operations and maintenance expenses         93,964       87,426       7,812       7,167      101,776       94,593
Operating income                            90,390       91,551       1,451       1,337       91,841       92,888
Other income                                 5,816        3,364       5,664      (4,771)      11,480       (1,407)
Income before income taxes                 109,350      114,236       8,181      (3,733)     117,531      110,503
Capital expenditures                        68,781       72,734         755       1,127       69,536       73,861

A reconciliation of net income in the consolidated financial statements for the three months and nine months ended July 31, 2000 and 1999, is presented below:

                                                                     Three Months              Nine Months
                                                                    Ended July 31             Ended July 31
                                                               ---------------------      ---------------------
                                                                 2000         1999          2000         1999
                                                                 ----         ----          ----         ----
                                                                                 (in thousands)
Income before income taxes for  reportable segments            $(11,714)     $(8,612)     $109,350     $114,236
Income before income taxes for other non-utility activities      (5,386)      (5,105)        8,181       (3,733)
Income taxes                                                     (6,854)      (5,501)       46,247       43,488
                                                               --------      -------      --------     --------
Net income                                                     $(10,246)     $(8,216)     $ 71,284     $ 67,015
                                                               ========      =======      ========     ========

A reconciliation of consolidated assets in the consolidated financial statements as of July 31, 2000 and October 31, 1999, is presented below:

                                          2000                       1999
                                          ----                       ----
                                                   (in thousands)
Domestic natural gas operations        $1,349,836                 $1,304,453
Other                                      64,689                     59,997
Eliminations/Adjustments                  (28,276)                   (75,793)
                                       ----------                 ----------
Consolidated assets                    $1,386,249                 $1,288,657
                                       ==========                 ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

Our discussion contains forward-looking statements that include but are not limited to the Private Securities Litigation Reform Act of 1995. Statements concerning plans, objectives, proposed capital expenditures and future events or performance are some of the items included in forward-looking statements. Our statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, we can give no assurances that these expectations will be achieved. Important factors that could cause actual results to differ include:

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


Financial Condition
-------------------

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

Our natural gas business is seasonal in nature resulting in fluctuations in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers. From April 1 to October 31, we build up natural gas inventories by injecting gas into storage for sale in the colder months. Inventory of stored gas, accounts payable and accounts receivable increased from October 31, 1999, to July 31, 2000, due to this seasonality and the demand for gas during the winter season. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our approximately 5% current annual growth in customer base. Utility construction expenditures for the three months ended July 31, 2000 and July 31, 1999, were $25.9 million. Utility construction expenditures for the nine months ended July 31, 2000, were $68.8 million, compared with $72.7 million for the same period in 1999. Utility construction expenditures for the twelve-month period ended July 31, 2000, were $98.1 million, compared with $107 million for the same period in 1999.

The Company intends to issue $60 million of long-term debt in the fourth quarter of the fiscal year. Proceeds from the issuance of debt will be used to reduce short-term debt. Pro forma capital structure after this activity would be long-term debt of 45% and common equity of 55%.

At July 31, 2000, our capitalization consisted of 42% in long-term debt and 58% in common equity.


Results of Operations
---------------------

We will discuss the results of operations for the three months, nine months and twelve months ended July 31, 2000, compared with similar periods in 1999.

Margin

Margin (operating revenues less cost of gas) for the three months ended July 31, 2000, decreased $1 million compared with the same period in 1999 primarily for the reasons listed below.

     o Margin was reduced in North Carolina, effective for bills rendered after August 1, 1999 (which included volumes delivered in July), due to the elimination of the gross receipts tax which was previously included in rates billed to customers. Gross receipts tax expense in the same amount was also included in general taxes.

     o Delivered volumes of natural gas, which we refer to as system throughput, decreased from the same period in 1999 by 1.4 million dekatherms primarily due to a decrease in volumes sold to power generation customers.

     o    Income from secondary market activity decreased.

Margin for the nine months ended July 31, 2000, decreased $4 million compared with the same period in 1999 primarily for the reasons listed below.

     o Margin was reduced due to the elimination of the gross receipts tax as noted above.

     o    Income from secondary market activity decreased.

     o Weather which was 13% warmer than normal generated operating revenues of $19.3 million from the weather normalization adjustment (WNA). The same period in 1999 reflected operating revenues of $19.7 million from the WNA from 14% warmer-than-normal weather.

An increase of 583,000 dekatherms in delivered volumes of natural gas partially offset these decreases from the same period in 1999.

Margin for the twelve months ended July 31, 2000, decreased $3.6 million compared with the same period in 1999 primarily for the reasons listed below.

     o Margin was reduced due to the elimination of the gross receipts tax as noted above.

     o Margin was reduced in South Carolina, effective November 1, 1998, as ordered by the Public Service Commission of South Carolina, to eliminate the recovery of demand side management (DSM) costs included in rates. The amortization of such costs in operations and maintenance expenses was reversed in the same amount and recorded as a regulatory asset for recovery in future rates.

     o Delivered volumes decreased by 273,000 dekatherms. This decrease was primarily due to a decrease of 11 million dekatherms transported to industrial customers which was almost entirely offset by increases in sales to all customer classes.

     o    Income from secondary market activity decreased.

     o Weather which was 12% warmer than normal generated operating revenues of $19.3 million from the WNA. The same period in 1999 reflected operating revenues of $19.7 million from the WNA from 16% warmer-than-normal weather.

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

Operations and Maintenance Expenses

Operations and maintenance expenses for the three months ended July 31, 2000, compared with the same period in 1999 increased $1.8 million primarily for the reasons listed below.

     o    Increase in payroll,

     o    Increase in the provision for uncollectibles and

     o    Increase in outside consultants expense.

These increases in operations and maintenance expenses for the three-month period were partially offset by the following decreases.

     o    Decrease in rents and leases,

     o    Decrease in outside labor expense,

     o    Decrease in advertising and

     o    Decrease in employee benefits expense.

Operations and maintenance expenses for the nine months ended July 31, 2000, compared with the same period in 1999 increased $6.5 million primarily for the reasons listed below.

     o    Increase in payroll,

     o    Increase in transportation expenses,

     o    Increase in the provision for uncollectibles,

     o    Increase in advertising expense and

     o    Increase in outside consultants expenses.

A decrease in outside labor expense partially offset these increases for the nine months ended July 31, 2000, compared with the same period in 1999.

Operations and maintenance expenses for the twelve months ended July 31, 2000, compared with the same period in 1999 increased by $4 million primarily for the reasons listed below.

     o    Increase in payroll expense,

     o    Increase in the provision for uncollectibles and

     o    Increase in advertising expense.

These increases in operations and maintenance expenses were partially offset by the following decreases in the twelve-month period.

     o    Decrease in risk insurance expense and

     o    Decrease in employee benefits expense.

General Taxes

General taxes for the three months ended July 31, 2000, compared with the same period in 1999 decreased by $1.8 million primarily for the reasons listed below.

     o Elimination of the gross receipts tax in North Carolina as noted in margin analysis,

     o    Decrease in property taxes and

     o    Decrease in payroll taxes.

General taxes for the nine months ended July 31, 2000, compared with the same period in 1999 decreased by $10.2 million primarily for the reasons listed below.

     o Elimination of the gross receipts tax in North Carolina as noted above,

     o    Decrease in property taxes and

     o    Decrease in payroll taxes.

An increase in franchise tax expense partially offset these decreases for the nine months ended July 31, 2000, compared with the same period in 1999.

General taxes for the twelve months ended July 31, 2000, compared with the same period in 1999 decreased by $11.4 million primarily for the reasons listed below.

     o Elimination of the gross receipts tax in North Carolina as noted above and

     o    Decrease in property taxes.

Increases in payroll taxes and franchise taxes partially offset these decreases for the twelve months ended July 31, 2000, compared with the same period in 1999.

Other Income

Other income for the three months ended July 31, 2000, compared with the same period in 1999 decreased by $51,000. The primary reasons for this decrease are listed below.

     o    Decrease in the allowance for funds used during construction,

     o    Decrease in earnings from merchandise operations and

     o    Decrease in earnings from propane operations.

These decreases in other income for the three-month period were partially offset by the following increases.

     o Increase in earnings from unregulated retail energy marketing services,

     o    Increase in earnings from non-utility LNG operations and

     o    Increase in earnings from pipeline operations.

Other income for the nine months ended July 31, 2000, compared with the same period in 1999 increased by $8.7 million. The primary reasons for this increase are listed below.

     o Increase in earnings from unregulated retail energy marketing services,

     o    Increase in earnings from non-utility LNG operations and

     o    Increase in earnings from pipeline operations.

These increases in other income for the nine-month period were partially offset by the following.

     o    Decrease in earnings from merchandise operations,

     o    Decrease in the allowance for funds used during construction and

     o    Increase in charitable contributions.

Other income for the twelve months ended July 31, 2000, compared with the similar period in 1999, increased by $8.2 million. The primary reasons for this increase are listed below.

     o Increase in earnings from unregulated retail energy marketing services,

     o    Increase in earnings from non-utility LNG operations,

     o    Increase in earnings from pipeline operations and

     o    Increase in earnings from propane operations.

These increases in other income for the twelve-month period were partially offset by the following.

     o    Decrease in earnings from merchandise operations,

     o    Decrease in interest income,

     o    Decrease in the allowance for funds used during construction and

     o    Increase in charitable contributions.

Utility Interest Charges

Utility interest charges for the three months, nine months and twelve months ended July 31, 2000, compared with the same periods in 1999 increased by $1.2 million, $3.3 million and $3.6 million, respectively. The primary reasons for these increases are listed below.

     o Increase in interest on long-term debt from higher amounts of debt outstanding and

     o Increase in interest on short-term debt due to higher amounts of debt outstanding at slightly higher interest rates.

In the twelve-month period only, a decrease in interest on refunds due customers partially offset the above increases.

                           PART II. OTHER INFORMATION

Item 5.   Other Information

Rate Proceeding

On March 31, 2000, we filed a general rate case with the North Carolina Utilities Commission (NCUC) requesting a margin increase of $19 million annually, including an increase in customers' rates of $14.5 million. Piedmont, the Public Staff of the NCUC and Carolina Utility Customers Association, Inc. (an association of industrial users), presented a stipulated agreement on all issues in the case to the NCUC at a hearing on September 5. Among other things, the stipulation calls for a margin increase of $9.7 million, including a rate increase to customers of $6 million. If approved by the NCUC, the rate and margin increases will be effective November 1.

Propane Joint Venture

We previously reported that we signed an agreement on February 15, 2000, to form a joint venture, US Propane, L.P., which combines our propane operations with the propane operations of three other companies. On June 15, 2000, US Propane announced that it would combine with Heritage Holdings, Inc., the general partner of Heritage Propane Partners, L.P. The merger was complete on August 10, 2000, with US Propane contributing all of its assets to Heritage in exchange for a combination of cash and partnership interests.

Expansion Fund

The NCUC has established an expansion fund consisting of supplier refunds due customers to be used to extend natural gas service into unserved areas of the state. This account balance along with other supplier refunds, including interest earned to date, is included in restricted cash in the consolidated balance sheet. The NCUC decides the use of these funds as we file individual project applications for unserved areas.

The NCUC has previously authorized us to use $27.8 million of the expansion funds to extend natural gas service to the counties of Avery, Mitchell and Yancey. On May 10, 2000, we filed an application requesting additional expansion funds of $11.1 million for this project due to additional, unanticipated costs related to the project with the estimated cost of the project being $44.5 million. We requested the use of $38.9 million in expansion fund money. We filed a letter on June 7 to reduce the additional amount requested to $10.8 million for a revised request of $38.5 million in expansion fund money. On July 13, the NCUC approved this request. As of July 31, 2000, the North Carolina State Treasurer held $41.9 million in our expansion fund account.

Proposed Operating System Purchase

We have signed a letter of intent to purchase the assets and business of the South Carolina operations of the United Cities Gas Company Division of Atmos Energy Corporation located within the city of Gaffney and portions of Cherokee County. A definitive purchase agreement has not yet been finalized but the acquisition is expected to be at net book value of approximately $6 million and will add approximately 5,300 customers and $2.2 million of margin to our operations. The transaction is subject to the approval of the Public Service Commission of South Carolina.


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits -

         12   Computation of Ratio of Earnings to Fixed Charges.

         27 Financial Data Schedule (for Securities and Exchange Commission use only).

(b)      Reports on Form 8-K -

         We filed a Form 8-K on June 20, 2000, to announce the election of D. Hayes Clement to the Board of Directors, effective July 1, 2000.

         This Form 8-K also included an update on the formation of a joint venture to be named US Propane, L.P., to combine our propane operations with the propane operations of three other companies. US Propane announced that it would combine with Heritage Holdings, Inc., the general partner of Heritage Propane Partners, L.P., subject to various approvals.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Piedmont Natural Gas Company, Inc.
                                          (Registrant)



Date   September 8, 2000       /s/  David J. Dzuricky
                               -------------------------------------------------
                               David J. Dzuricky
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)



Date   September 8, 2000       /s/  Barry L. Guy
                               -------------------------------------------------
                               Barry L. Guy
                               Vice President and Controller
                               (Principal Accounting Officer)