Form 10-K405
period 2000-10-31
PIEDMONT NATURAL GAS CO INC
filed 2001-01-25
CIK 78460

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           (NO FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000
                                        OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM ____________ TO____________

                         COMMISSION FILE NUMBER 1-6196
                               ------------------

                       PIEDMONT NATURAL GAS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                                       56-0556998
      (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
       incorporation or organization)

1915 REXFORD ROAD, CHARLOTTE, NORTH CAROLINA                          28211
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 11, 2001.

                  Common Stock, no par value -- $1,089,155,628

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                     OUTSTANDING AT JANUARY 11, 2001
                -----                     -------------------------------
     Common Stock, no par value                     32,003,458

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders on February 23, 2001, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       Piedmont Natural Gas Company, Inc.


                          2000 FORM 10-K ANNUAL REPORT


                            ------------------------

                                TABLE OF CONTENTS

Part I.                                                                     Page
                                                                            ----
     Item 1.  Business                                                        1
     Item 2.  Properties                                                      6
     Item 3.  Legal Proceedings                                               6
     Item 4.  Submission of Matters to a Vote of Security Holders             7

Part II.

     Item 5.  Market for Registrant's Common Equity and
                 Related Stockholder Matters                                  8
     Item 6.  Selected Financial Data                                         9
     Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          9
     Item 7A. Quantitative and Qualitative Disclosure about
                 Market Risk                                                 22
     Item 8.  Financial Statements and Supplementary Data                    22
     Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         48

Part III.

     Item 10. Directors and Executive Officers of the Registrant             49
     Item 11. Executive Compensation                                         51
     Item 12. Security Ownership of Certain Beneficial Owners
                 and Management                                              52
     Item 13. Certain Relationships and Related Transactions                 52

Part IV.

     Item 14. Exhibits, Financial Statement Schedule, and
                 Reports on Form 8-K                                         53

              Signatures                                                     63

                                     PART I
Item 1.  Business

         Piedmont Natural Gas Company, Inc., incorporated in 1950, is an energy and services company primarily engaged in the distribution of natural gas to over 690,000 residential, commercial and industrial customers in North Carolina, South Carolina and Tennessee. We are the second-largest natural gas utility in the southeast. We also retail residential and commercial gas appliances in Tennessee.

          In the Carolinas, our service area is comprised of numerous cities, towns and communities including Anderson, Greenville and Spartanburg in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington and Hickory in North Carolina. In Tennessee, our service area is the metropolitan area of Nashville. Effective January 1, 2001, we closed the purchase of the natural gas distribution business of Atmos Energy Corporation located in Gaffney and Cherokee County, South Carolina. For further information, see "Note 2. Regulatory Matters" in Item 8 of this report on page 32.

         We have one reportable business segment, domestic natural gas distribution. This business is conducted by the parent company and two wholly owned subsidiaries of Piedmont Energy Partners -- Piedmont Intrastate Pipeline Company and Piedmont Interstate Pipeline Company. Piedmont Intrastate is a member of Cardinal Pipeline Company, L.L.C., which owns and operates an intrastate natural gas pipeline in North Carolina. Piedmont Interstate is a member of Pine Needle LNG Company, L.L.C., which owns an interstate liquified natural gas (LNG) peak-demand facility in North Carolina.

         All of our other activities are conducted by two wholly owned subsidiaries of Piedmont Energy Partners -- Piedmont Propane Company and Piedmont Energy Company. Piedmont Propane owns 20.69% of the membership interest in US Propane, L.P., which owns all of the general partnership interest and approximately 34% of the limited partnership interest in Heritage Propane Partners, L.P. (NYSE:HPG). Heritage is the nation's fourth-largest propane distributor serving more than 490,000 customers in 28 states. Piedmont Energy has a 30% equity interest in SouthStar Energy Services LLC which offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeastern United States.

         Operating revenues shown in the consolidated financial statements represent revenues from utility operations only. The cost of purchased gas (which has increased significantly in recent months) is a component of operating revenues. Substantially all changes in gas costs are passed on to customers through purchased gas adjustment procedures. Therefore, our operating revenues are impacted by changes in gas costs as well as by changes in volumes of gas sold and transported. Operating revenues for the year ended October 31, 2000, totaled $830.4 million, of which 41% was from residential customers, 25% from commercial customers, 24% from industrial customers, 9% from secondary market activity and 1% from various other sources. Revenues from non-utility operations, less related costs and income taxes, are shown in the consolidated financial statements in other income. For further segment information, see "Note 8. Business Segments and Other Non-Utility Activities" in Item 8 of this report on page 42.

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

         We hold non-exclusive franchises for natural gas service in more than 80 communities we serve, with expiration dates from 2000 to 2050. One franchise for a major service area and one franchise for a smaller area that expired in 2000 are currently being negotiated. We believe that these franchises will be renewed with no material adverse impact to us. The franchises are adequate for operation of our gas distribution business and do not contain restrictions which are of a materially burdensome nature. In most cases, the loss of a franchise would not have a material effect on operations. We have never failed to obtain the renewal of a franchise; however, this is not necessarily indicative of future action.

         Our utility business is seasonal in nature as variations in weather conditions generally result in greater revenues and earnings during the winter months. We normally inject natural gas into storage during summer months (principally April 1 through October 31) for withdrawal from storage during winter months (principally November 1 through March 31) when customer demand is higher. During 2000, the amount of natural gas in storage varied from 11.8 million dekatherms (one dekatherm equals 1,000,000 BTUs) to 22.7 million dekatherms, and the aggregate commodity cost of this gas in storage varied from $29.6 million to $57.4 million.

         The following is a five-year comparison of gas sales and other statistics for the years ended October 31, 1996 through 2000:

                                                    2000          1999         1998         1997         1996
                                                    ----          ----         ----         ----         ----
OPERATING REVENUES (in thousands):
  Sales and Transportation:
    Residential                                   $343,476      $295,108     $323,777     $319,722     $292,010
    Commercial                                     207,087       168,731      189,341      195,862      180,415
    Industrial                                     202,120       143,129      162,336      191,565      184,118
    For Resale                                         249           254           87          266        2,748
                                                  --------       -------     --------     --------     --------

     Total                                         752,932       607,222      675,541      707,415      659,291
  Secondary Market Sales                            73,505        75,734       86,333       64,411       22,152
  Miscellaneous                                      3,940         3,514        3,403        3,691        3,612
                                                  --------      --------     --------     --------     --------
     Total                                        $830,377      $686,470     $765,277     $775,517     $685,055
                                                  ========      ========     ========     ========     ========

GAS VOLUMES - DEKATHERMS (in thousands):
  System Throughput:
    Residential                                     40,520        38,111       41,142       38,339       43,357
    Commercial                                      29,315        26,668       28,528       28,476       31,040
    Industrial                                      61,144        64,171       64,165       65,000       62,434
    For Power Generation                             4,081         6,991        9,141        3,236        1,620
    For Resale                                          20            29           17           27          581
                                                  --------       -------      -------      -------      -------
     Total                                         135,080       135,970      142,993      135,078      139,032
                                                   =======       =======      =======      =======      =======

  Secondary Market Sales                            21,072        34,792       33,953       24,547        9,724

NUMBER OF RETAIL CUSTOMERS BILLED
  (12 month average):
    Residential                                    577,314       549,610      522,874      495,739      468,803
    Commercial                                      68,879        66,409       63,878       62,258       59,905
    Industrial                                       2,702         2,764        2,778        2,697        2,687
                                                  --------       -------      -------      -------      -------
     Total                                         648,895       618,783      589,530      560,694      531,395
                                                   =======       =======      =======      =======      =======

AVERAGE PER RESIDENTIAL CUSTOMER:
    Gas Used - Dekatherms                            70.19         69.34        78.69        77.34        92.48
    Revenue                                        $594.95       $536.94      $619.23      $644.94      $622.88
    Revenue Per Dekatherm                            $8.48         $7.74        $7.87        $8.34        $6.73

COST OF GAS (in thousands):
    Natural Gas Purchased                         $426,329      $290,501     $337,400     $362,249     $327,968
    Liquefied Petroleum Gas (LPG)                        -             -            -           77          160
    Transportation Gas Received (Not
      Delivered)                                      (868)       (1,236)         339       (1,840)       1,024
    Natural Gas Withdrawn from
      (Injected into) Storage, net                 (20,144)       (3,111)      (2,750)       2,597       (8,078)
    Other Storage                                   (4,937)       (4,937)         333          318          (40)
    Other Adjustments                              111,666        84,745      107,100       97,264       73,099
                                                  --------       -------     --------     --------     --------
        Total                                     $512,046      $365,962     $442,422     $460,665     $394,133
                                                  ========      ========     ========     ========     ========
COST OF GAS PER DEKATHERM OF GAS SOLD                $4.17         $3.05        $3.45        $3.81        $3.17

SUPPLY AVAILABLE FOR DISTRIBUTION - DEKATHERMS
  (in thousands):
    Natural Gas Purchased                          126,228       130,633      138,870      129,797      127,799
    LPG                                                  -             -            -           10          121
    Transportation Gas                              31,896        44,322       42,091       32,026       24,550
    Natural Gas Withdrawn from (Injected
      into) Storage, net                              (712)         (373)      (3,301)          (3)      (1,142)
    Other Storage                                     (259)       (2,132)          27           16           16
    Company Use                                       (161)         (154)        (110)        (121)        (152)
                                                   -------       -------      -------      -------      -------

     Total                                         156,992       172,296      177,577      161,725      151,192
                                                   =======       =======      =======      =======      =======


UTILITY CAPITAL EXPENDITURES (in thousands)       $108,650      $102,020      $93,513      $93,482      $98,258

GAS MAINS - MILES OF 3" EQUIVALENT                  18,900        18,400       18,200       17,800       16,900

                                                  2000          1999        1998        1997        1996
                                                  ----          ----        ----        ----        ----
DEGREE DAYS - SYSTEM AVERAGE:
    Actual                                       3,097         3,124       3,339       3,471       3,993
    Normal                                       3,563         3,597       3,612       3,611       3,606
    Percentage of Actual to Normal                 87%           87%         92%         96%        111%


         During 2000, we delivered 135.1 million dekatherms of natural gas to our customers, of which 32 million dekatherms were transported for large industrial customers. This compares with 136 million dekatherms delivered in 1999, of which 44.6 million dekatherms were transported. In addition to this system throughput, secondary-market sales volumes totaled 21.1 million dekatherms in 2000, compared with 34.8 million dekatherms in 1999.

         Sales to temperature-sensitive customers, whose consumption varies with the weather, were 69.8 million dekatherms in 2000, compared with 64.8 million dekatherms in 1999. Weather, as measured by degree days, was 13% warmer than normal in 2000 and 1999. We sold or transported 4.1 million dekatherms to power generation customers in 2000, compared with 7 million dekatherms in 1999. We sold or transported 61.1 million dekatherms to industrial users in 2000, compared with 64.2 million dekatherms in 1999. Industrial sales are the most price-sensitive of our markets and are largely a function of our ability to obtain supplies of natural gas competitively priced with other industrial fuels.

         Except as set forth below, all natural gas distributed is transported to us by one or more of eight interstate pipelines, Transcontinental Gas Pipe Line Corporation (Transco), Tennessee Gas Pipeline Company, Texas Eastern Transmission Corporation, Columbia Gas Transmission Company, Columbia Gulf Transmission Corporation, National Fuel Gas Supply Corporation, Texas Gas Transmission Corporation and Dominion Transmission Corporation.

         As of November 1, 2000, we have contracted to purchase the following pipeline firm transportation capacity in dekatherms of daily deliverability:

  Transco (including certain upstream arrangements with Dominion, Texas Gas and National Fuel)           487,800
  Tennessee Pipeline                                                                                      74,100
  Texas Eastern                                                                                            1,700
  Columbia Gas (through arrangements with Transco and Columbia Gulf)                                      23,000
  Columbia Gulf                                                                                           35,000
                                                                                                         -------
    Total                                                                                                621,600
                                                                                                         =======

         In addition, we have the following seasonal or peaking capacity in dekatherms of daily deliverability through local peaking facilities, storage contracts and third-party city gate arrangements to meet the firm demands of our markets.

   LNG                                                                  211,000
   Liquefied Petroleum Gas                                                8,000
   Transco Storage                                                       71,400
   Columbia Gas Storage                                                  91,200
   Tennessee Pipeline Storage                                            55,900
   Dominion Storage                                                       7,000
   Pine Needle LNG                                                      222,000
   Third-Party City Gate Arrangements                                    22,000
                                                                        -------
     Total                                                              688,500
                                                                        =======

         We utilize a "best cost" gas purchasing philosophy that seeks to purchase gas on a portfolio basis by weighing cost against supply security and reliability factors. In 2000, 126.2 million dekatherms of natural gas were purchased.

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

         Approximately 31% of annual gas deliveries in 2000 were made to industrial or large commercial customers who have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and some propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers (which has increased significantly in recent months) and the price of alternate fuels. Under existing regulations of the Federal Energy Regulatory Commission (FERC), certain large commercial or industrial customers located in proximity to the interstate pipelines delivering gas to us could attempt to bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, only minimal bypass activity has been experienced in part because of our ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

         In the residential and small commercial markets, natural gas competes primarily with electricity for such uses as cooking and water heating and primarily with electricity and fuel oil for space heating.

         During 2000, our largest customer contributed $18.1 million, or 2%, to total operating revenues.

         We spend an immaterial amount for research and development costs. We contribute to gas industry-sponsored research projects; however, the amounts contributed to such projects are not material.

         Compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or competitive position during 2000. For further information on environmental issues, see "Environmental Matters" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

         As of October 31, 2000, we had 1,603 utility employees, compared with 1,615 utility employees as of October 31, 1999.


Item 2.  Properties

         Our properties consist primarily of distribution systems and related facilities to serve our utility customers. We have constructed and own approximately 574 miles of lateral pipelines up to 16 inches in diameter which connect our distribution systems with the transmission systems of our pipeline suppliers. Natural gas is distributed through approximately 18,900 miles (three-inch equivalent) of distribution mains. The lateral pipelines and distribution mains are located on or under public streets and highways, or private property with the permission of the individual owners.

         We either own or lease for varying periods district and regional offices for our operations.


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


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) Our Common Stock is traded on the New York Stock Exchange (NYSE). The following table provides information with respect to the high and low sales prices on the NYSE (symbol PNY) for each quarterly period for the years ended October 31, 2000 and 1999.

  2000          High        Low           1999         High         Low
----------      ----        ---        ----------      ----         ---

January 31      33.1875     28.2500    January 31      36.6250      30.0625
April 30        29.6875     23.7500    April 30        35.8750      28.6250
July 31         31.3125     26.5625    July 31         34.3750      30.6875
October 31      31.1875     26.5000    October 31      34.1875      30.2500

         (b) As of January 11, 2001, our Common Stock was owned by 17,176 shareholders of record.

         (c) Information with respect to quarterly dividends paid on Common Stock for the years ended October 31, 2000 and 1999, is as follows:

               Dividends Paid                         Dividends Paid
   2000           Per Share                1999          Per Share
----------     --------------           ----------    --------------

January 31       34.5(cent)             January 31      32.5(cent)
April 30         36.5(cent)             April 30        34.5(cent)
July 31          36.5(cent)             July 31         34.5(cent)
October 31       36.5(cent)             October 31      34.5(cent)

         The amount of cash dividends that may be paid on Common Stock is restricted by provisions contained in our articles of incorporation and in note agreements under which long-term debt was issued. At October 31, 2000, all retained earnings were free of such restrictions.

Item 6.  Selected Financial Data

         Selected financial data for the years ended October 31, 1996 through 2000, is as follows:

                                                   2000*          1999           1998           1997           1996
                                                   -----          ----           ----           ----           ----
                                                                (in thousands except per share amounts)
Margin                                          $  318,331     $  320,508     $  322,855     $  314,852     $  290,922
Operating Revenues                              $  830,377     $  686,470     $  765,277     $  775,517     $  685,055
Net Income                                      $   64,031     $   58,207     $   60,313     $   54,074     $   48,562
Earnings per Share of Common Stock:
  Basic                                         $     2.03     $     1.88     $     1.98     $     1.81     $     1.67
  Diluted                                       $     2.01     $     1.86     $     1.96     $     1.79     $     1.66
Cash Dividends Per Share of Common Stock        $     1.44     $     1.36     $     1.28     $    1.205     $    1.145
Average Shares of Common Stock:
  Basic                                             31,600         31,013         30,472         29,883         29,161
  Diluted                                           31,779         31,242         30,717         30,229         29,213
Total Assets                                    $1,445,003     $1,288,657     $1,162,844     $1,098,156     $1,067,086
Long-Term Debt (less current maturities)        $  451,000     $  423,000     $  371,000     $  381,000     $  391,000
Rate of Return on Average Common Equity              12.57%         12.25%         13.74%         13.42%         13.11%
Long-Term Debt to Total Capitalization Ratio         46.10%         46.24%         44.74%         47.58%         50.32%


*The results for 2000 were impacted by the contribution of substantially all of Piedmont Propane Company's assets in exchange for a partnership interest in Heritage Propane Partners, L.P. This transaction resulted in $5.1 million in net income or earnings per share of $.16.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

         Our discussion contains forward-looking statements concerning, among others, plans, objectives, proposed capital expenditures and future events or performance. Our statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, we can give no assurances that these expectations will be achieved. Important factors that could cause actual results to differ include:

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

         o        The ability to meet internal performance goals,

         o The capital intensive nature of our business, including development project delays or changes in project costs,

         o        Changes in the availability and price of natural gas,

         o        Changes in demographic patterns and weather conditions, and

         o        Changes in environmental requirements and cost of compliance.


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

         Various banks provide lines of credit totaling $75 million for these direct short-term borrowings. Additional lines are also available on an as needed, if available, basis. These short-term borrowings include open-ended loans based on the Federal Reserve funds rate, transactional borrowings, LIBOR cost-plus loans and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. Outstanding short-term borrowings during 2000 ranged from zero to a high of $156 million and interest rates ranged from 4.5% to 7.313% during the year. At October 31, 2000, $99.5 million of short-term debt was outstanding at a weighted average interest rate of 7.03%.

         We had $483 million of long-term debt outstanding at October 31, 2000. Annual sinking fund requirements and maturities of this debt are $32 million in 2001, $2 million in 2002, $47 million in 2003, $2 million in 2004 and zero in 2005. We retired $2 million of long-term debt in 2000.

         On September 29, 2000, we issued $60 million of 7.80% medium-term notes remaining under a shelf registration statement for $150 million of debt securities that was filed with the Securities and Exchange Commission in 1997. The note is to be redeemed in a single payment at maturity in 2010.

         At October 31, 2000, our capitalization ratio consisted of 46% long-term debt and 54% common equity. The embedded cost of long-term debt at that date was 7.99%. The return on average common equity in 2000 was 12.57%.

         Cash provided from operations, from financing and from the issuance of Common Stock through dividend reinvestment and stock purchase plans was sufficient to fund capital expenditures of $109.6 million, payments of debt principal and interest of $37 million and dividend payments to shareholders of $45.5 million.

         We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our 5% current annual growth in customer base. Utility capital expenditures for 2000 were $108.6 million. Non-utility capital expenditures in 2000 were $869,000. Utility capital expenditures totaling $116.2 million, primarily to serve customer growth, are budgeted for 2001.

COMPETITION AND ACCOUNTING FOR REGULATED ACTIVITIES

         The natural gas industry, including producers, pipelines and local gas distribution companies, has undergone significant changes in recent years in moving toward a less-regulated marketplace. In response to the changing competitive situation, we continue to assess the nature of our business and explore alternatives to the traditional utility role of purchase, sale and transportation of natural gas. Non-traditional ratemaking initiatives and market-based pricing of products and services provide additional challenges and opportunities for us. We anticipate that opportunities for non-regulated sales will increase as competition intensifies and further retail market unbundling occurs.

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

         In our opinion, present rules and regulations of our three state utility regulators, the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA), permit the pass through of interstate pipeline capacity and storage service costs that may be incurred under orders or regulations of the Federal Energy Regulatory Commission (FERC), as well as commodity gas costs from natural gas suppliers. The majority of our natural gas supply is purchased from producers and marketers in non-regulated transactions. Our rate schedules include provisions permitting the recovery of prudently incurred gas costs. The NCUC and the PSCSC require annual prudence reviews covering a historical twelve-month period; however, such review is not required in Tennessee. For the most recent twelve-month period, the NCUC and the PSCSC found us to be prudent in our gas purchasing practices and allowed 100% recovery of our actual gas costs.

         In 1996, the TRA approved a performance incentive plan effective July 1, 1996, which eliminated annual prudence reviews and established an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark rates, together with income from marketing transportation and storage capacity in the secondary market. The plan is subject to an overall annual cap of $1.6 million on gains or losses by us. The benefits of the incentive plan are the elimination of annual gas purchase prudence reviews, reduction of gas costs for ratepayers and potential earnings to shareholders by sharing in gas cost reductions. Initially approved for a two-year period, the plan now continues each July 1 until we notify the TRA of termination 90 days before the end of a plan year or until the plan is modified, amended or terminated by the TRA.

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

         Approximately 31% of annual gas deliveries in 2000 were made to industrial or large commercial customers who have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and some propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under existing regulations of the FERC, certain large commercial or industrial customers located in proximity to the interstate pipelines delivering gas to us could attempt to bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, only minimal bypass activity has been experienced in part because of our ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

         The NCUC has established an expansion fund consisting of supplier refunds due customers to be used to extend natural gas service into unserved areas of the state. The NCUC decides the use of these funds as we file individual project applications for unserved areas. The NCUC has authorized us to use $38.5 million of the expansion funds to extend natural gas service to the counties of Avery, Mitchell and Yancey, of which $3 million has been used as of October 31, 2000. The total cost of the project is estimated to be $44.5 million. As of October 31, 2000, the North Carolina State Treasurer held $39.9 million in our expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the consolidated balance sheet.

         On December 30, 1999, we filed with the TRA for a general rate increase of $10.7 million annually. On May 18, 2000, we filed with the TRA a stipulation with the Consumer Advocate Division of the Attorney General of the State of Tennessee that would permit us to increase our rates by $4.9 million annually. The TRA approved the settlement on June 5 and issued an order on July 28. New rates became effective on July 1, 2000.

         On March 1, 2000, we filed with the NCUC for a general rate increase of $19 million annually, including an increase in customers' rates of $14.5 million. We, the Public Staff of the NCUC and Carolina Utility Customers Association, Inc. (an association of industrial users), presented a stipulated agreement on all issues in the case to the NCUC at a hearing on September 5. Among other things, the stipulation called for a margin increase of $9.7 million including a rate increase to customers of $6 million. The NCUC issued an order approving the stipulation on October 5. New rates are effective November 1, 2000.

         On October 11, 2000, we signed an agreement with Atmos Energy Corporation to purchase their natural gas distribution assets located in the city of Gaffney and portions of Cherokee County, South Carolina. The acquisition will be at net book value of approximately $6.6 million and will add 5,400 customers and $2.2 million of margin to our operations. The acquisition is subject to the approval of the PSCSC which has set the matter for hearing on December 27, 2000. If approved, closing is anticipated to be effective on January 1, 2001.


RESULTS OF OPERATIONS

         Net income for 2000 was $64 million, compared with $58.2 million in 1999 and $60.3 million in 1998.

         Net income for 2000 increased $5.8 million from 1999 primarily for the reasons listed below.

         o Regulatory rate changes increased rates and updated gas cost components.

         o        General taxes decreased.

         o Increase in earnings from unregulated retail energy marketing services.

         o        Increase in earnings from non-utility LNG operations.

         o        Increase in earnings from pipeline operations.

         o        Sale of propane assets.

         These increases were partially offset for the reasons listed below.

         o        Increase in operations and maintenance expenses.

         o        Increase in depreciation expense.

         o        Increase in utility interest charges.

         Net income for 1999 decreased $2.1 million from 1998 primarily for the reasons listed below.

         o        Sales decreased in all customer classes.

         o        Earnings from propane operations decreased.

         o Earnings from unregulated retail energy marketing services decreased.

         o        Depreciation expense increased.

         These decreases were partially offset for the reasons listed below.

         o        Operations expenses decreased.

         o        General taxes decreased.

         o        Utility interest charges decreased.

         Compared with the prior year, weather in our service area was 1% warmer in 2000, 6% warmer in 1999 and 4% warmer in 1998. Volumes of gas delivered to customers, which we refer to as system throughput, were 135.1 million dekatherms in 2000, compared with 136 million dekatherms in 1999, a decrease of 1%, and 143 million dekatherms in 1998. In addition to this system throughput, secondary-market sales volumes decreased to 21.1 million dekatherms in 2000, compared with 34.8 million dekatherms in 1999 and 34 million dekatherms in 1998.

         Operating revenues were $830.4 million in 2000, $686.5 million in 1999 and $765.3 million in 1998.

         Operating revenues for 2000 increased by $143.9 million from 1999 primarily for the reasons listed below.

         o An increase in the commodity cost of gas which is a component of revenue.

         o The shift from transportation of gas to sales of gas on which there is a commodity cost included in revenues.

         o Increased volumes sold to residential and commercial customers.

         Operating revenues for 1999 decreased by $78.8 million from 1998 primarily for the reasons listed below.

         o Sales to residential, commercial and industrial customers decreased due to warmer weather.

         o North Carolina gross receipts taxes were eliminated from rates during 1999 (see discussion of General Taxes below).

         o Revenues from secondary market activity decreased even though volumes increased.

         The weather normalization adjustment mechanism (WNA) generated revenues of $19.3 million, $19.7 million and $5 million in 2000, 1999 and 1998, respectively. The WNA in effect in all three states is designed to offset the impact that unusually cold or warm weather has on residential and commercial customer billings and margin. Weather 13% warmer than normal was experienced in 2000 and 1999, compared with 8% warmer-than-normal weather in 1998.

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

         Cost of gas was $512 million in 2000, $366 million in 1999 and $442.4 million in 1998.

         Cost of gas for 2000 increased $146 million from 1999 primarily due to increases in commodity gas costs related to increased rates charged to customers as well as an increase in volumes sold to residential, commercial and industrial customers who shifted from transportation gas.

         Cost of gas for 1999 decreased $76.4 million from 1998 primarily for the reasons listed below.

         o        Decreases in demand and commodity gas costs.

         o Increased volumes in secondary market sales at wholesale market rates which are lower than retail tariff rates.

         o        Increases in capacity release transactions.

         Increases or decreases in purchased gas costs from suppliers have no significant impact on margin as substantially all changes are passed on to customers through purchased gas adjustment procedures.

         Margin was $318.3 million in 2000, $320.5 million in 1999 and $322.9 million in 1998. Margin increased or decreased due to the changes in revenues and cost of gas noted above. As explained in General Taxes below, operating revenues, and therefore margin, included North Carolina gross receipts taxes of $9.6 million in 1999 and $13 million in 1998. The margin earned per dekatherm of system throughput did not change in 2000 from 1999 and increased by $.10 in 1999 over 1998.

         Operations and maintenance expenses were $127 million in 2000, $116.8 million in 1999 and $119.6 million in 1998.

         Operations and maintenance expenses for 2000 increased $10.2 million, compared with 1999, primarily due to the following reasons.

         o        Increase in payroll expense.

         o        Increase in risk insurance expense.

         o        Increase in advertising expense.

         o        Increase in the provision for uncollectibles.

         o        Increase in outside consultants expense.

         o        Increase in employee benefits expense.

         A decrease in outside labor expense partially offset these increases in 2000.

         Operations and maintenance expenses for 1999 decreased $2.8 million, compared with 1998, primarily for the reasons listed below.

         o        Decrease in risk insurance expense.

         o        Decrease in office supplies expense.

         o        Decrease in payroll expense.

         o        Decrease in employee benefits expense.

         o        Decrease in the provision for uncollectibles.

         Increases in outside labor expense and advertising expense partially offset these decreases in 1999.

         Depreciation expense increased from $42.2 million to $48.9 million over the three-year period 1998 to 2000 primarily due to the growth in plant in service.

         General taxes decreased from $32.6 million to $18.8 million over the three-year period 1998 to 2000 primarily due to the elimination of North Carolina gross receipts taxes explained below.

         Effective July 1, 1999, for bills rendered after August 1, 1999, we began charging a new excise tax on piped natural gas used in North Carolina. This tax replaced the sales and use tax and gross receipts tax that were previously applicable to piped natural gas. The excise tax is calculated using a declining block rate structure applied to the number of therms delivered each month. The excise tax was not intended to increase or decrease taxes, but to replace the combination of the sales and use tax and gross receipts tax.

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

         Other income, net of income taxes, increased to $11.3 million in 2000 compared with a loss of $1.1 million in 1999 and income of $2.3 million in 1998, primarily due to the following reasons.

         o Increase in earnings from unregulated retail energy marketing services.

         o        Increase in earnings from non-utility LNG operations.

         o        Increase in earnings from pipeline operations.

         o        Gain on sale of propane assets.

         A decrease in the allowance for funds used during construction partially offset these increases in other income.

         Prior to August 10, 2000, Piedmont Propane Company, a wholly owned subsidiary, marketed propane and propane appliances to residential, commercial and industrial customers within and adjacent to our three-state natural gas service area. In August, US Propane, L.P., was formed to combine our propane operations with the propane operations of three other companies and Piedmont Propane Company now owns 20.69% of the membership interest in US Propane. On August 10, 2000, US Propane combined with Heritage Holdings, Inc., the general partner of Heritage Propane Partners, L.P., by contributing all of its assets to Heritage for $181.4 million in cash, assumed debt and common and limited partnership units and purchasing all of the outstanding stock of Heritage for

$120 million. This combination, including a gain on the transfer of the propane assets, transaction costs and certain employee benefit plans' gains and charges, resulted in $5.1 million of net income or earnings per share of $.16. US Propane owns all of the general partnership interest and approximately 34% of the limited partnership interest in Heritage.

         Utility interest charges were $37 million in 2000, $32.4 million in 1999 and $33.2 million in 1998.

         Utility interest charges for 2000 increased $4.6 million, compared with 1999, primarily due to the following reasons.

         o Increase in interest on long-term debt due to higher balances outstanding.

         o Increase in interest on short-term debt due to higher balances outstanding at slightly higher rates.

         An increase in the portion of the allowance for funds used during construction attributable to borrowed funds partially offset these increases in 2000.

         Utility interest charges for 1999 decreased $800,000, compared with 1998, primarily due to the following reasons.

         o Decrease in interest on long-term debt due to lower balances outstanding over the period.

         o Decrease in interest charged on refunds due customers from lower balances outstanding.

         o Increase in the portion of the allowance for funds used during construction attributable to borrowed funds.

         An increase in interest on short-term debt due to greater balances outstanding, even at slightly lower interest rates, partially offset these decreases in 1999.

ENVIRONMENTAL MATTERS

         We have owned, leased or operated manufactured gas plant (MGP) facilities at 12 sites in our three-state service area. In 1997, we entered into a settlement with a third party with respect to nine of these sites. As of October 31, 2000, we had an environmental liability of $1.4 million for the remaining three MGP sites not covered by the settlement. This liability is estimated based on a generic MGP site study as we have not performed site-specific evaluations.

         During 2000, we learned that a tract of land in North Carolina that was owned by us during the period 1951 through 1956 has been identified as a possible MGP site. Based on information available to us and due to the small size of the tract, we do not believe that the tract ever contained an MGP. A third party is in the process of evaluating this site. Until the third party completes its evaluation, we are unable to determine if we may have any potential liability with respect to this site. However, due to the size of and our limited connection with this site, we do not expect any such liability to be material.

         Our three state regulatory commissions authorized us to utilize deferral accounting, or to create a regulatory asset, for expenditures made in connection with environmental matters. In connection with the settlement noted above and the estimated liability for the three remaining sites, we have recorded a regulatory asset of $6.6 million. As of October 31, 2000, we had an additional regulatory asset in the amount of $349,000, net of recoveries from customers, for other environmental costs, primarily legal fees and engineering assessments. In connection with the general rate case in North Carolina discussed in Note 2 to the consolidated financial statements, the NCUC allowed the recovery of the North Carolina portion of these assets, totaling $3.8 million, over the three-year period beginning November 1, 2000.

         Further evaluations of the three remaining sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on financial position or results of operations.


ACCOUNTING PRONOUNCEMENTS

         Effective November 1, 2000, we will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities". We have evaluated current gas supply and insurance contracts and leases. We believe the adoption of FAS 133 will not have a material effect on financial position or results of operations.

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replaces FAS 125. FAS 140 clarifies issues that arose from FAS 125 regarding securitizations of financial assets and special purpose entities and collateralizations of transferred financial assets. FAS 140 is effective for transfers after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We believe the adoption of FAS 140 will not have a material effect on results of operations or financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB
101), to provide guidance on the recognition, presentation and disclosure of revenue in the financial statements. For us, the effective date is the fourth quarter of fiscal 2001. We believe the adoption of SAB 101 will not have a material effect on results of operations.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The information required by this item is set forth in Note 5, Financial Instruments and Related Fair Value, in Item 8 of this report on page 35.


Item 8.  Financial Statements and Supplementary Data

         Consolidated financial statements and schedules required by this item are listed in Item 14(a)1 and 2 in Part IV of this report on page 53.

                                   BLANK PAGE

CONSOLIDATED BALANCE SHEETS
October 31, 2000 and 1999


ASSETS

                                                         2000            1999
                                                      ----------      ----------
                                                            (in thousands)

Utility Plant:
  Utility plant in service                            $1,464,392      $1,378,241
    Less accumulated depreciation                        462,955         420,140
                                                      ----------      ----------
      Utility plant in service, net                    1,001,437         958,101
  Construction work in progress                           69,570          63,081
                                                      ----------      ----------
      Total utility plant, net                         1,071,007       1,021,182
                                                      ----------      ----------

Other Physical Property, at cost (net of
  accumulated depreciation of $1,187,000 in 2000
  and $18,967,000 in 1999)                                   976          25,793
                                                      ----------      ----------

Current Assets:
  Cash and cash equivalents                                8,747           6,174
  Restricted cash                                         39,796          40,156
  Receivables (less allowance for doubtful
    accounts of $482,000 in 2000 and
    $864,000 in 1999)                                     55,145          32,106
  Receivables from affiliate                                  --          22,354
  Inventories:
    Gas in storage                                        67,709          48,685
    Materials, supplies and merchandise                    6,041           6,294
  Deferred cost of gas                                    13,228           8,267
  Refundable income taxes                                 69,118          17,670
  Prepayments                                             24,451          16,689
                                                      ----------      ----------
      Total current assets                               284,235         198,395
                                                      ----------      ----------

Deferred Charges and Other Assets:
  Unamortized debt expense (amortized over life
    of related debt on a straight-line basis)              3,938           4,009
  Investments in non-utility activities                   67,175          29,115
  Other                                                   17,672          10,163
                                                      ----------      ----------
      Total deferred charges and other assets             88,785          43,287
                                                      ----------      ----------

      Total                                           $1,445,003      $1,288,657
                                                      ==========      ==========


See notes to consolidated financial statements.

CAPITALIZATION AND LIABILITIES                             2000            1999
                                                        ----------      ----------
                                                              (in thousands)
Capitalization:
  Stockholders' equity:
    Cumulative preferred stock - no par
      value - 175,000 shares authorized                 $       --      $       --
    Common stock - no par value - 100,000,000
      shares authorized; outstanding, 31,914,191
      shares in 2000 and 31,294,955 in 1999                314,230         297,149
    Retained earnings                                      213,142         194,598
                                                        ----------      ----------
      Total stockholders' equity                           527,372         491,747
  Long-term debt                                           451,000         423,000
                                                        ----------      ----------
      Total capitalization                                 978,372         914,747
                                                        ----------      ----------

Current Liabilities:
  Current maturities of long-term debt and sinking
    fund requirements                                       32,000           2,000
  Notes payable                                             99,500          79,500
  Accounts payable                                          87,604          63,116
  Customers' deposits                                        9,110           8,477
  Deferred income taxes                                      8,678          23,002
  General taxes accrued                                     11,205          11,904
  Refunds due customers                                     32,889          26,204
  Other                                                     16,011          12,501
                                                        ----------      ----------
      Total current liabilities                            296,997         226,704
                                                        ----------      ----------

Deferred Credits and Other Liabilities:
  Unamortized federal investment tax credits                 6,707           7,265
  Accumulated deferred income taxes                        145,070         116,134
  Other                                                     17,857          23,807
                                                        ----------      ----------
      Total deferred credits and other liabilities         169,634         147,206
                                                        ----------      ----------

      Total                                             $1,445,003      $1,288,657
                                                        ==========      ==========


See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME
For the Years Ended October 31, 2000, 1999 and 1998

                                                      2000           1999            1998
                                                   ---------       ---------       ---------
                                                    (in thousands except per share amounts)
Operating Revenues                                 $ 830,377       $ 686,470       $ 765,277
Cost of Gas                                          512,046         365,962         442,422
                                                   ---------       ---------       ---------

Margin                                               318,331         320,508         322,855
                                                   ---------       ---------       ---------

Other Operating Expenses:
  Operations                                         109,942         101,263         104,933
  Maintenance                                         17,059          15,562          14,708
  Depreciation                                        48,894          44,131          42,175
  General taxes                                       18,761          29,465          32,633
  Income taxes                                        33,975          38,365          37,249
                                                   ---------       ---------       ---------

      Total other operating expenses                 228,631         228,786         231,698
                                                   ---------       ---------       ---------

Operating Income                                      89,700          91,722          91,157
                                                   ---------       ---------       ---------

Other Income (Expense):
  Non-utility activities, net of income taxes         11,523          (2,007)            684
  Other, net of income taxes                            (241)            863           1,659
                                                   ---------       ---------       ---------

      Total other income (expense)                    11,282          (1,144)          2,343
                                                   ---------       ---------       ---------

Income Before Utility Interest Charges               100,982          90,578          93,500
                                                   ---------       ---------       ---------

Utility Interest Charges:
  Interest on long-term debt                          33,890          31,005          31,507
  Allowance for borrowed funds used during
    construction (credit)                             (3,321)         (2,027)         (1,242)
  Other interest                                       6,382           3,393           2,922
                                                   ---------       ---------       ---------

      Total utility interest charges                  36,951          32,371          33,187
                                                   ---------       ---------       ---------

Net Income                                         $  64,031       $  58,207       $  60,313
                                                   =========       =========       =========

Average Shares of Common Stock:
  Basic                                               31,600          31,013          30,472
  Diluted                                             31,779          31,242          30,717

Earnings Per Share of Common Stock:
  Basic                                            $    2.03       $    1.88       $    1.98
  Diluted                                          $    2.01       $    1.86       $    1.96


See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Years Ended October 31, 2000, 1999 and 1998

                                                             2000           1999            1998
                                                          ---------       ---------       ---------
                                                                       (in thousands)
Cash Flows from Operating Activities:
  Net income                                              $  64,031       $  58,207       $  60,313
                                                          ---------       ---------       ---------

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                          52,090          47,917          46,113
      Deferred income taxes                                  14,612          12,918          10,693
      Amortization of investment tax credits                   (558)           (558)           (558)
      Allowance for funds used during construction           (3,321)         (3,461)         (2,611)
      Net gain on propane business combination,
        net of tax                                           (5,063)             --              --
      Changes in assets and liabilities:
        Restricted cash                                         360         (12,672)         (6,099)
        Receivables                                         (22,677)         (7,647)          7,908
        Receivables from affiliate                           22,354         (22,354)             --
        Inventories                                         (18,553)         (6,841)          6,319
        Other assets, net                                   (70,596)        (23,832)        (19,706)
        Accounts payable                                     23,719          (4,180)          2,193
        Refunds due customers                                 6,685          (2,204)         13,311
        Other liabilities, net                               (8,433)         (3,692)          5,512
                                                          ---------       ---------       ---------

             Total adjustments                               (9,381)        (26,606)         63,075
                                                          ---------       ---------       ---------

Net cash provided by operating activities                    54,650          31,601         123,388
                                                          ---------       ---------       ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                        (105,329)        (98,576)        (90,898)
  Investment in propane partnership                         (30,552)             --              --
  Proceeds from propane business combination                 36,748              --              --
  Other                                                        (909)         (1,643)         (1,112)
                                                          ---------       ---------       ---------

Net cash used in investing activities                      (100,042)       (100,219)        (92,010)
                                                          ---------       ---------       ---------

Cash Flows from Financing Activities:
  Increase in bank loans, net                                20,000          47,500           7,000
  Proceeds from issuance of long-term debt                   60,000          90,000              --
  Retirement of long-term debt                               (2,000)        (46,000)        (10,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                    15,452          15,740          15,136
  Dividends paid                                            (45,487)        (42,168)        (39,004)
                                                          ---------       ---------       ---------

Net cash provided by (used in) financing activities          47,965          65,072         (26,868)
                                                          ---------       ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents          2,573          (3,546)          4,510
Cash and Cash Equivalents at Beginning of Year                6,174           9,720           5,210
                                                          ---------       ---------       ---------

Cash and Cash Equivalents at End of Year                  $   8,747       $   6,174       $   9,720
                                                          =========       =========       =========

Cash Paid During the Year for:
  Interest                                                $  34,971       $  32,647       $  33,226
  Income taxes                                            $  85,848       $  38,983       $  47,139

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
For the Years Ended October 31, 2000, 1999 and 1998


                                            2000          1999          1998
                                          --------      --------      --------
                                                     (in thousands)

Balance at Beginning of Year              $194,598      $178,559      $157,250
Net Income                                  64,031        58,207        60,313
                                          --------      --------      --------
    Total                                  258,629       236,766       217,563
Deduct:
  Dividends declared on common stock
    ($1.44 a share in 2000, $1.36 in
    1999 and $1.28 in 1998)                 45,487        42,168        39,004
                                          --------      --------      --------

Balance at End of Year                    $213,142      $194,598      $178,559
                                          ========      ========      ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

A. Operations and Principles of Consolidation.

         Piedmont Natural Gas Company, Inc., is an investor-owned public utility primarily engaged in the sale and transportation of natural gas to residential, commercial and industrial customers in the Piedmont region of North Carolina and South Carolina and the metropolitan Nashville, Tennessee, area. Piedmont Energy Partners, Inc., is a wholly owned subsidiary that is a holding company for various other wholly-owned non-utility subsidiaries. The consolidated financial statements include the accounts of our wholly owned subsidiaries. All revenues and expenses of non-state-regulated operations are included in other income in the consolidated income statements. Significant intercompany transactions have been eliminated in consolidation where appropriate.

B. Utility Plant and Depreciation.

         Utility plant is stated at original cost, including direct labor and materials, allocable overheads and an allowance for borrowed and equity funds used during construction (AFUDC). AFUDC totaled $3,321,000 for 2000, $3,461,000 for 1999 and $2,611,000 for 1998. The portion of AFUDC attributable to equity funds is included in other income, and the portion attributable to borrowed funds is shown as a reduction of utility interest charges. The costs of property retired are removed from utility plant and such costs, including removal costs net of salvage, are charged to accumulated depreciation.

         We compute depreciation expense using the straight-line method. The composite weighted-average depreciation rates were 3.49% for 2000, 3.38% for 1999 and 3.43% for 1998.

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

D. Deferred Purchased Gas Adjustment.

         Rate schedules include purchased gas adjustment provisions that permit the recovery of gas costs. We periodically revise rates without formal rate proceedings to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are added to or deducted from cost of gas and included in refunds due customers in the financial statements.

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

G. Earnings Per Share.

         We compute basic earnings per share using the weighted average number of shares of Common Stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the years ended October 31, 2000, 1999 and 1998, is presented below:

                                            2000         1999         1998
                                          -------      -------      -------
                                       (in thousands except per share amounts)
Net Income                                $64,031      $58,207      $60,313
                                          =======      =======      =======

Average shares of Common Stock
  outstanding for basic earnings
  per share                                31,600       31,013       30,472
Contingently issuable shares
  under the Long-Term Incentive Plan          179          229          245
                                          -------      -------      -------

Average shares of dilutive stock           31,779       31,242       30,717
                                          =======      =======      =======

Earnings Per Share:
  Basic                                   $  2.03      $  1.88      $  1.98
  Diluted                                 $  2.01      $  1.86      $  1.96

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

         We monitor the regulatory and competitive environment in which we operate to determine that our regulatory assets continue to be probable of recovery. If we, at some point in the future, determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of FAS 71, we would write off that portion which we could not recover, net of any regulatory liabilities which would be deemed no longer necessary.

         The amounts recorded as regulatory assets and liabilities in the consolidated balance sheets at October 31, 2000 and 1999, are summarized as follows:

                                      2000           1999
                                    -------        -------
                                        (in thousands)
Regulatory Assets
Unamortized debt expense            $ 3,938        $ 4,009
Environmental                         6,959          6,987
Deferred taxes                        9,990             --
Demand-side management costs          4,676          3,937
Deferred Year 2000 costs                603          1,321
Deferred pension expense                948          1,016
Other                                 2,519          1,171
                                    -------        -------
      Total                         $29,633        $18,441
                                    =======        =======

Regulatory Liabilities
Refunds due customers               $32,889        $26,204
Deferred taxes                           --          7,971
Deferred incentive plan                 507            110
                                    -------        -------
      Total                         $33,396        $34,285
                                    =======        =======


I. Statement of Cash Flows.

         For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

J.  Other Recently Issued Accounting Standards.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by FAS 138, requires all derivative instruments to be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period either in other comprehensive income or in current earnings depending on the use of the derivative and whether it qualifies for hedge accounting. FAS 133, as amended by SFAS No. 137, which deferred the effective date, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We will adopt FAS 133 on November 1, 2000. We have evaluated current gas supply and insurance contracts and leases. We believe the adoption of FAS 133 will not have a material effect on results of operations or financial position.

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replaces FAS 125. FAS 140 clarifies issues that arose from FAS 125 regarding securitizations of financial assets and special purpose entities and collateralizations of transferred financial assets. FAS 140 is effective for transfers after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We believe the adoption of FAS 140 will not have a material effect on results of operations or financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB
101), to provide guidance on the recognition, presentation and disclosure of revenue in the financial statements. For us, the effective date is the fourth quarter of fiscal 2001. We believe the adoption of SAB 101 will not have a material effect on results of operations.

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


L. Reclassifications.

         We have reclassified certain financial statement items for 1999 and 1998 to conform with the 2000 presentation.


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

         In 1996, the NCUC ordered us to establish an expansion fund to enable the extension of natural gas service into unserved areas of the state and approved initial funding with supplier refunds due customers. The NCUC decides the use of these funds as we file individual project applications for unserved areas. The NCUC has authorized us to use $38,527,000 of the expansion funds to extend natural gas service to the counties of Avery, Mitchell and Yancey, of which $3,000,000 has been used as of October 31, 2000. The total cost of the project is estimated to be $44,534,000. As of October 31, 2000, the North Carolina State Treasurer held $39,911,000 in our expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the consolidated balance sheet.

         On December 30, 1999, we filed with the TRA for a general rate increase of $10,688,000 annually. On May 18, 2000, we filed with the TRA a stipulation with the Consumer Advocate Division of the Attorney General of the State of Tennessee that would permit us to increase our rates by $4,944,000 annually. The TRA approved the settlement on June 5 and issued an order on July 28.
New rates became effective on July 1, 2000.

         On March 1, 2000, we filed with the NCUC for a general rate increase of $19,007,000 annually, including an increase in customers' rates of $14,505,000. We, the Public Staff of the NCUC and Carolina Utility Customers Association, Inc. (an association of industrial users), presented a stipulated agreement on all issues in the case to the NCUC at a hearing on September 5. Among other things, the stipulation called for a margin increase of $9,722,000, including a rate increase to customers of $6,001,000. The NCUC issued an order approving the stipulation on October 5. New rates are effective on November 1, 2000.

         On October 11, 2000, we signed an agreement with Atmos Energy Corporation to purchase their natural gas distribution assets located in the city of Gaffney and portions of Cherokee County, South Carolina. The acquisition will be at net book value of approximately $6,600,000 and will add 5,400 customers and $2,200,000 of margin to our operations. The acquisition is subject to the approval of the PSCSC which has set the matter for hearing on December 27, 2000. If approved, closing is anticipated to be effective on January 1, 2001.

3. Long-Term Debt

         Long-term debt at October 31, 2000 and 1999, is summarized as follows:

                                 2000             1999
                               --------        --------
                                    (in thousands)
Senior Notes:
 9.19%, due 2001               $ 30,000        $ 30,000
 10.06%, due 2004                 8,000          10,000
 9.44%, due 2006                 35,000          35,000
 8.51%, due 2017                 35,000          35,000
Medium-Term Notes:
 6.23%, due 2003                 45,000          45,000
 7.35%, due 2009                 30,000          30,000
 7.80%, due 2010                 60,000              --
 6.87%, due 2023                 45,000          45,000
 8.45%, due 2024                 40,000          40,000
 7.40%, due 2025                 55,000          55,000
 7.50%, due 2026                 40,000          40,000
 7.95%, due 2029                 60,000          60,000
                               --------        --------
     Total                      483,000         425,000
Less current maturities          32,000           2,000
                               --------        --------
     Total                     $451,000        $423,000
                               ========        ========

      Annual sinking fund requirements and maturities through 2005 are $32,000,000 in 2001, $2,000,000 in 2002, $47,000,000 in 2003, $2,000,000 in 2004
and zero in 2005.

   On September 29, 2000, we issued $60,000,000 of 7.80% medium-term notes remaining under a shelf registration statement for $150,000,000 of debt securities that was filed with the Securities and Exchange Commission in 1997. The note is to be redeemed in a single payment at maturity in 2010.

         The amount of cash dividends that may be paid on Common Stock is restricted by provisions contained in our articles of incorporation and in note agreements under which long-term debt was issued. At October 31, 2000, all retained earnings were free of such restrictions.


4. Capital Stock

         The changes in Common Stock for the years ended October 31, 1998, 1999 and 2000, are summarized as follows:

                                                  Shares            Amount
                                                ----------        ----------
                                                                (in thousands)
Balance, October 31, 1997                       30,193,014        $  262,576
  Issue to participants in the Employee
    Stock Purchase Plan (SPP)                       18,668               555
  Issue to the Dividend Reinvestment and
    Stock Purchase Plan (DRIP)                     464,040            14,582
  Issue to participants in the Long-Term
    Incentive Plan (LTIP)                           62,261             1,996
                                                ----------        ----------
Balance, October 31, 1998                       30,737,983           279,709
  Issue to SPP                                      25,945               777
  Issue to DRIP                                    479,507            14,963
  Issue to LTIP                                     51,520             1,700
                                                ----------        ----------
Balance, October 31, 1999                       31,294,955           297,149
  Issue to SPP                                      20,219               517
  Issue to DRIP                                    547,918            14,935
  Issue to LTIP                                     51,099             1,629
                                                ----------        ----------
Balance, October 31, 2000                       31,914,191        $  314,230
                                                ==========        ==========

         At October 31, 2000, 2,650,625 shares of Common Stock were reserved for issuance as follows:

SPP                                               180,796
DRIP                                            1,580,448
LTIP                                              889,381
                                                ---------
  Total                                         2,650,625
                                                =========

5.       Financial Instruments and Related Fair Value

         Various banks provide lines of credit totaling $75,000,000 to finance current cash requirements. Additional lines are also available on an as needed, if available, basis. Short-term borrowings under the lines, with maturity dates of less than 90 days, include open-ended loans based on the Federal Reserve funds rate, LIBOR cost-plus loans, transactional borrowings and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. At October 31, 2000, the lines of credit were on a fee basis.

         At October 31, 2000, outstanding notes payable consisted of $30,000,000 in discounted bank loans, $35,000,000 in LIBOR cost-plus loans and $34,500,000 in overnight cost-plus loans. The weighted average interest rate on such borrowings was 7.03%.

         Our principal business activity is the distribution of natural gas to customers located in North Carolina, South Carolina and Tennessee. At October 31, 2000, gas receivables totaled $46,342,000 and other receivables totaled $9,285,000. The uncollected balance of installment receivables that were transferred with recourse was $18,699,000 at October 31, 2000 and 1999. We have provided an adequate allowance for any receivables which may not be ultimately collected, including the receivables transferred with recourse.

         During 1999 and 2000, Piedmont Energy Company, a wholly owned subsidiary, who is a member of SouthStar Energy Services LLC (SouthStar), made loans to SouthStar in accordance with a loan agreement between SouthStar and its members. Loans were funded by the members based on ownership percentage and our loans were limited to $22,500,000. Interest was charged on the outstanding principal balance of each loan at an annual fixed rate equal to LIBOR plus 85 basis points, with interest payable quarterly, until June 27, 2000, when the interest rate changed to prime plus 200 basis points. On October 20, 2000, SouthStar repaid all outstanding loans plus interest, less $7,500,000 which was retained as a capital contribution. During the twelve months ended October 31, 2000 and 1999, Piedmont Energy received $1,852,000 and $265,000, respectively, in interest income on the loans.

         Effective August 2000, the members of SouthStar entered into a capital contributions agreement which provided for each member to contribute additional capital during August and requires each member to contribute additional capital for SouthStar to pay invoices for goods or services provided from any entity affiliated as a member whenever funds are not available to pay these invoices. The capital contributions to pay affiliated invoices will be repaid as funds become available, but are subordinate to SouthStar's revolving line of credit with a bank.

         The carrying amounts in the consolidated balance sheets of cash and cash equivalents, restricted cash, receivables, notes payable and accounts payable approximated their fair values due to the short-term maturities of these financial instruments. Based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings, the estimated fair values of long-term debt at October 31, 2000 and 1999, including current portion, were as follows:

                               2000                    1999
                         -----------------       -----------------
                         Carrying    Fair        Carrying    Fair
                          Amount     Value        Amount     Value
                         --------    -----       --------    -----
                                      (in thousands)

Long-term debt           $483,000    $480,092    $425,000    $427,936

         The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair values. The fair value amounts are not intended to reflect principal amounts that we will ultimately be required to pay.

         We engage in minimal derivative products activities, such as exchange-traded futures and over-the-counter forward contracts, to manage commodity price and basis risk when appropriate. The hedging activities permit us to translate physical market activities into a common pricing index against which transaction values will be measured at the margin. Under internal guidelines, we utilize limited speculative positions in the derivatives market or in the form of fixed-price gas supply contracts. Our derivative products activity is not material to financial position or results of operations. We believe the accounting for this derivative activity will not be impacted materially by the adoption of FAS 133 on November 1, 2000.


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

         We provide certain postretirement health care and life insurance benefits to substantially all full-time regular employees. As of October 31, 2000, the liability associated with such benefits was funded in irrevocable trust funds which can only be used to pay the benefits.

         A reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended October 31, 2000 and 1999, and a statement of the funded status as recognized in the consolidated balance sheets as of October 31, 2000 and 1999, are presented below:

                                                     Pension Benefits                   Other Benefits
                                                --------------------------        --------------------------
                                                   2000             1999            2000             1999
                                                ---------        ---------        ---------        ---------
                                                                       (in thousands)
Change in benefit obligation
Obligation at beginning of year                 $ 115,593        $ 119,572        $  23,972        $  22,936
Service cost                                        5,203            5,388              581              648
Interest cost                                       9,040            7,309            1,793            1,443
Plan amendments                                     4,433               --               --               --
Curtailment gain                                   (1,938)              --              (48)              --
Actuarial (gain) loss                                (449)          (9,761)          (2,741)             871
Benefit payments                                   (9,170)          (6,915)          (1,689)          (1,926)
                                                ---------        ---------        ---------        ---------
Obligation at end of year                       $ 122,712        $ 115,593        $  21,868        $  23,972
                                                =========        =========        =========        =========
Change in fair value of plan assets
Fair value of plan assets at beginning of
  year                                          $ 161,915        $ 149,453        $   8,574        $   7,172
Actual return on plan assets                        8,289           19,377              534              287
Employer contributions                                 --               --            2,332            2,789
Benefit payments                                   (9,170)          (6,915)          (1,085)          (1,674)
                                                ---------        ---------        ---------        ---------
Fair value of plan assets at end of year        $ 161,034        $ 161,915        $  10,355        $   8,574
                                                =========        =========        =========        =========
Funded status
Funded status at end of year                    $  38,322        $  46,322        $ (11,513)       $ (15,398)
Unrecognized transition obligation                     41               60           11,429           13,018
Unrecognized prior-service cost                     7,281            4,426               --               --
Unrecognized (gain) loss                          (52,549)         (58,949)            (701)           2,096
                                                ---------        ---------        ---------        ---------
Accrued benefit liability                       $  (6,905)       $  (8,141)       $    (785)       $    (284)
                                                =========        =========        =========        =========

         Net periodic benefit cost for the years ended October 31, 2000, 1999 and 1998, includes the following components:

                                          Pension Benefits                                 Other Benefits
                              ----------------------------------------        ----------------------------------------
                                2000            1999            1998            2000            1999            1998
                              --------        --------        --------        --------        --------        --------
                                                                   (in thousands)
Service cost                  $  5,203        $  5,388        $  5,228        $    581        $    648        $    620
Interest cost                    9,040           7,309           7,663           1,793           1,443           1,489
Expected return on plan
  assets                       (13,488)        (12,079)        (11,474)           (568)           (497)           (393)
Amortization of
  transition obligation             15              15              15             930             930             930
Amortization of
  prior-service cost               824             543             459              --              --              --
Curtailment expense                 --              --              --             660              --              --
Amortization of net
  (gain) loss                   (1,651)           (959)           (565)             42             232             108
                              --------        --------        --------        --------        --------        --------
Net periodic benefit
  cost                        $    (57)       $    217        $  1,326        $  3,438        $  2,756        $  2,754
                              ========        ========        ========        ========        ========        ========

         The curtailment gain included in the accumulated pension and postretirement health care benefit obligation and the curtailment expense included in net periodic health care benefit cost were a result of the contribution of substantially all of Piedmont Propane Company's assets in exchange for a partnership interest in Heritage Propane Partners, L.P., as discussed in Note 8.

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

         The weighted average assumptions used in the measurement of the benefit obligation as of October 31, 2000, 1999 and 1998, are presented below:

                                               Pension Benefits                            Other Benefits
                                       --------------------------------          ----------------------------------
                                       2000          1999          1998          2000           1999           1998
                                       ----          ----          ----          ----           ----           ----
Discount rate                           7.5%          7.5%          6.5%         7.75%          7.75%          6.75%

Expected long-term rate of
  return on plan assets                 9.5%          9.5%          9.5%         9.5%           9.5%           9.5%

Rate of compensation increase           5.5%          5.5%          4.5%         4.5%           4.5%           4.5%

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for participants aged less than 65 for the medical plans is 6.75% for 2000, declining gradually to 5% in 2003 and remaining at that level thereafter. For those participants aged greater than 65, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the medical plans is 9.75% for 2000, declining gradually to 5% in 2007 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                          1% Increase     1% Decrease
                                          -----------     -----------
                                                (in thousands)

Effect on total of service and
   interest cost components of net
   periodic postretirement health care
   benefit cost                              $   94       $  (83)

Effect on the health care
   component of the accumulated
   postretirement benefit
   obligation                                $1,020       $ (902)

         We maintain salary investment plans which are profit-sharing plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Tax
Code), which include qualified cash or deferred arrangements under Tax Code
Section 401(k). Employees who have completed six months of service are eligible to participate. Participants are permitted to defer a portion of their base salary to the plans and we match a portion of the participants' contributions. All contributions vest immediately. For the years ended October 31, 2000, 1999 and 1998, we contributed $2,273,000, $2,298,000 and $2,135,000, respectively, in matching contributions to the plans.

7. Income Taxes

         The components of income tax expense for the years ended October 31, 2000, 1999 and 1998, are as follows:

                                       2000                         1999                          1998
                              -----------------------      -----------------------       -----------------------
                               Federal         State        Federal        State         Federal         State
                              --------       --------      --------       --------       --------       --------
                                                               (in thousands)
Income taxes charged
  To operations:
 Current                      $ 21,675       $  4,615      $ 28,005       $  5,972       $ 23,101       $  4,912
 Deferred                        6,784          1,459         4,071            875          8,035          1,759
 Amortization of
  investment tax credits          (558)            --          (558)            --           (558)            --
                              --------       --------      --------       --------       --------       --------
    Total                       27,901          6,074        31,518          6,847         30,578          6,671
                              --------       --------      --------       --------       --------       --------
Income taxes charged
  To other income:
 Current                           829            183          (591)          (129)           451            208
 Deferred                        5,242          1,127            --             --            834             65
                              --------       --------      --------       --------       --------       --------
    Total                        6,071          1,310          (591)          (129)         1,285            273
                              --------       --------      --------       --------       --------       --------

Total income tax expense      $ 33,972       $  7,384      $ 30,927       $  6,718       $ 31,863       $  6,944
                              ========       ========      ========       ========       ========       ========

         A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 2000, 1999 and 1998, is as follows:

                                              2000           1999           1998
                                            --------       --------       --------
                                                        (in thousands)
Federal taxes at 35%                        $ 36,892       $ 33,566       $ 34,692
State income taxes, net of
  federal benefit                              4,800          4,367          4,510
Amortization of investment tax credits          (558)          (558)          (558)
Other, net                                       222            270            163
                                            --------       --------       --------
Total income tax expense                    $ 41,356       $ 37,645       $ 38,807
                                            ========       ========       ========

         At October 31, 2000 and 1999, deferred income taxes consist of the following temporary differences:

                                                   2000          1999
                                                ---------      ---------
                                                     (in thousands)
Excess of utility tax over book depreciation
  And tax and book asset basis differences      $ 133,338      $ 124,177
Revenues and cost of gas                           14,526         21,550
Other, net                                          5,884         (6,591)
                                                ---------      ---------
     Net deferred income taxes                  $ 153,748      $ 139,136
                                                =========      =========

         Total deferred income tax liabilities were $159,975,000 and $151,824,000 and total deferred income tax assets were $6,227,000 and $12,688,000 at October 31, 2000 and 1999, respectively.

8.  Business Segments and Other Non-Utility Activities

         We have one reportable segment, domestic natural gas distribution. Our reportable segment is operated and managed as three strategic business units and is organized based on products and services and regulatory environments.

         Our domestic natural gas distribution business is conducted through the following three companies:

         o Piedmont Natural Gas Company, the parent company, is primarily engaged in the distribution of natural gas to residential, commercial and industrial customers in the Piedmont region of North Carolina and South Carolina and the metropolitan Nashville, Tennessee, area.

         o Piedmont Intrastate Pipeline Company, a wholly owned subsidiary of Piedmont Energy Partners, is a 16.45% member of Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company. Cardinal owns and operates a natural gas pipeline in North Carolina. Prior to November 1, 1999, our investment in Cardinal was treated as utility assets for ratemaking purposes and we included our share of the assets and operations of Cardinal in utility operations. Since November 1, 1999, our share of the operations of Cardinal is accounted for in non-utility operations.

         o Piedmont Interstate Pipeline Company, a wholly owned subsidiary of Piedmont Energy Partners, is a 35% member of Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle owns a liquified natural gas (LNG) peak-demand facility in North Carolina. Storage capacity is four billion cubic feet with vaporization capability of 400 million cubic feet per day. We subscribe to one-half of this capacity to provide gas for peak-use periods when demand is the highest.

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

         All of our other activities are included in Other in the segment tables and consist of the following:

         o Piedmont Propane Company, a wholly owned subsidiary of Piedmont Energy Partners, owns 20.69% of the membership interest in US Propane, L.P. US Propane was formed in 2000 to combine our propane operations with the propane operations of three other companies. On August 10, 2000, US Propane combined with Heritage Holdings, Inc., the general partner of Heritage Propane Partners, L.P., by contributing all of its assets to Heritage for $181,395,000 in cash, assumed debt and common and limited partnership units and purchasing all of the outstanding stock of Heritage for $120,000,000. This combination, including a gain on the transfer of the propane assets, transaction costs and certain employee benefit plans' gains and charges resulted in $5,063,000 of net income or earnings per share of $.16. US Propane owns all of the general partnership interest and approximately 34% of the limited partnership interest in Heritage. Heritage distributes propane through a nationwide retail distribution network consisting of over 225 customer service locations in 28 states.

         o Piedmont Energy Company, a wholly owned subsidiary of Piedmont Energy Partners, has a 30% equity interest in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. SouthStar offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeastern United States.

         Continuing operations by segment for the years ended October 31, 2000, 1999 and 1998, are presented below:

                                           Domestic
                                          Natural Gas
                                         Distribution        Other             Total
                                         ------------     -----------       -----------
                                                        (in thousands)
2000
Revenues from external customers         $   830,377      $    29,967       $   860,344
Margin                                       318,331           11,917           330,248
Operations and maintenance expenses          127,004            9,004           136,008
Depreciation and amortization                 48,894            1,744            50,638
Operating income                              90,971              617            91,588
Interest expense                              40,272              698            40,970
Other income                                   9,863           10,059            19,922
Income before income taxes                    93,258           12,129           105,387
Total assets                               1,437,950           44,014         1,481,964
Capital expenditures                         108,804              755           109,559

1999
Revenues from external customers         $   686,470      $    28,250       $   714,720
Margin                                       320,508           13,896           334,404
Operations and maintenance expenses          116,825            9,058           125,883
Depreciation and amortization                 44,131            2,133            46,264
Operating income                              91,706            2,046            93,752
Interest expense                              32,371              443            32,814
Other income                                   4,915           (8,842)           (3,927)
Income before income taxes                   102,657           (6,805)           95,852
Total assets                               1,304,453           59,997         1,364,450
Capital expenditures                         102,235            1,429           103,664

1998
Revenues from external customers         $   765,277      $    32,911       $   798,188
Margin                                       322,855           14,512           337,367
Operations and maintenance expenses          119,641           10,116           129,757
Depreciation and amortization                 42,175            2,184            44,359
Operating income                              91,107            1,506            92,613
Interest expense                              33,187              622            33,809
Other income                                   4,699           (1,631)            3,068
Income before income taxes                    99,868             (747)           99,121
Total assets                               1,155,866           41,223         1,197,089
Capital expenditures                          93,520            1,105            94,625

         A reconciliation to the consolidated financial statements for the years ended October 31, 2000, 1999 and 1998, is presented below:

                                          2000              1999              1998
                                      -----------       -----------       -----------
                                                       (in thousands)
Consolidated Revenues (1):
Revenues for reportable segments      $   830,377       $   686,470       $   765,277

Net Income:
Income before income taxes for
  Reportable segments                 $    93,258       $   102,657       $    99,868
Income before income taxes for
  Other non-utility activities             12,129            (6,805)             (747)
Income taxes                               41,356            37,645            38,808
                                      -----------       -----------       -----------
Net income                            $    64,031       $    58,207       $    60,313
                                      ===========       ===========       ===========

Consolidated Assets:
Total assets for reportable
  Segments                            $ 1,437,950       $ 1,304,453       $ 1,155,866
Other assets                               44,014            59,997            41,223
Eliminations/Adjustments                  (36,961)          (75,793)          (34,245)
                                      -----------       -----------       -----------
Consolidated assets                   $ 1,445,003       $ 1,288,657       $ 1,162,844
                                      ===========       ===========       ===========

(1) Operating revenues shown in the consolidated financial statements represent revenues from utility operations only.

9.  Environmental Matters

         We have owned, leased or operated manufactured gas plant (MGP) facilities at 12 sites in our three-state service area. In 1997, we entered into a settlement with a third party with respect to nine of these sites. As of October 31, 2000, we had an environmental liability of $1,360,000 for the remaining three MGP sites not covered by the settlement. This liability is estimated based on a generic MGP site study as we have not performed site-specific evaluations.

         During 2000, we learned that a tract of land in North Carolina that was owned by us during the period 1951 through 1956 has been identified as a possible MGP site. Based on information available to us and due to the small size of the tract, we do not believe that the tract ever contained an MGP. A third party is in the process of evaluating this site. Until the third party completes its evaluation, we are unable to determine if we may have any potential liability with respect to this site. However, due to the size of and our limited connection with this site, we do not expect any such liability to be material.

         Our three state regulatory commissions authorized us to utilize deferral accounting, or to create a regulatory asset, for expenditures made in connection with environmental matters. In connection with the settlement noted above and the estimated liability for the remaining sites, we have recorded a regulatory asset of $6,610,000. As of October 31, 2000, we had an additional regulatory asset in the amount of $349,000, net of recoveries from customers, for other environmental costs, primarily legal fees and engineering assessments. In connection with the general rate case in North Carolina discussed in Note 2, the NCUC allowed the recovery of the North Carolina portion of these assets, totaling $3,808,000, over the three-year period beginning November 1, 2000.

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


/s/ Barry L. Guy
-----------------------------
Barry L. Guy
Vice President and Controller

INDEPENDENT AUDITORS' REPORT

Piedmont Natural Gas Company, Inc.

         We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the Company) as of October 31, 2000 and 1999, and the related statements of consolidated income, retained earnings and cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the supplemental consolidated financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 8, 2000

QUARTERLY FINANCIAL DATA

         Quarterly financial data for 2000 and 1999 is summarized as follows:

                                                                                    Earnings
                                                                                  Per Share of
                 Operating                  Operating          Net                Common Stock
                 Revenues       Margin        Income         Income           Basic         Diluted
-----------------------------------------------------------------------------------------------------
                                     (in thousands except per share amounts)
2000
January 31       $268,648      $117,073      $ 45,760       $ 44,094       $      1.41    $      1.40
April 30         $282,955      $115,163      $ 43,582       $ 37,436       $      1.19    $      1.18
July 31          $131,211      $ 43,471      $  1,074       $(10,246)      $      (.32)   $      (.32)
October 31*      $147,563      $ 42,624      $   (716)      $ (7,253)      $      (.23)   $      (.23)



1999
January 31       $255,742      $121,556      $ 47,506       $ 40,564       $      1.32    $      1.31
April 30         $239,247      $113,774      $ 42,201       $ 34,667       $      1.12    $      1.11
July 31          $ 96,728      $ 44,425      $  1,860       $ (8,216)      $      (.26)   $      (.26)
October 31       $ 94,753      $ 40,753      $    155       $ (8,808)      $      (.28)   $      (.28)

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

         *The results for 2000 were impacted by the contribution of substantially all of Piedmont Propane Company's assets in exchange for a partnership interest in Heritage Propane Partners, L.P. This transaction resulted in $5.1 million in net income or earnings per share of $.16.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information required under this item with respect to directors is contained in our proxy statement filed with the Securities and Exchange Commission (SEC) on or about January 17, 2001, and is incorporated herein by reference.

         All of our officers' names, ages and positions as of October 31, 2000, are listed below along with their business experience during the past five years.

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

         There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected except for employment agreements and severance agreements with Messrs. Dzuricky, Killough, Schiefer and Skains which were in effect during the year ended October 31, 2000.

                                                  Business Experience
Name, Age and Position                            During Past Five Years
----------------------                            ----------------------

Ware F. Schiefer, 62                              Elected February 2000.
President and Chief Executive                     From 1999 to 2000, he
   Officer                                        was President and Chief
                                                  Operating Officer. Prior
                                                  to 1999, he was Executive
                                                  Vice President.

David J. Dzuricky, 49                             Elected in 1995.
Senior Vice President and
    Chief Financial Officer

Ray B. Killough, 52                               Elected in 1993.
Senior Vice President - Operations

Thomas E. Skains, 44                              Elected in 1995.
Senior Vice President - Marketing
    and Supply Services

John L. Clark, Jr., 57                            Elected in 1998. Prior to
Vice President - Tennessee                        his election, he was
    Operations                                    Vice President - Operations
                                                  of the Nashville Division.

Ted C. Coble, 57                                  Elected in 1982.
Vice President and Treasurer, and
    Assistant Secretary

Stephen D. Conner, 52                             Elected in 1990.
Vice President - Corporate
  Communications

Nicholas Emanuel, 51                              Elected in 1998. Prior to
Vice President - Engineering                      his election, he was
                                                  Director - Engineering.

Charles W. Fleenor, 50                            Elected in 1987.
Vice President - Gas Services

Paul C. Gibson, 61                                Elected in 1986.
Vice President - Rates

Barry L. Guy, 56                                  Elected in 1986.
Vice President and Controller

Donald F. Harrow, 45                              Elected in 1992.
Vice President - Governmental Relations

Dale C. Hewitt, 55                                Elected in 1993.
Vice President - North Carolina
  Operations

Richard A. Linville, 53                           Elected in 1997. Prior to
Vice President - Human Resources                  his election, he was
                                                  Vice President - Human

                                                  Resources of Harriet and
                                                  Henderson Yarns, Inc.,
                                                  Henderson, North Carolina.

June B. Moore, 47                                 Elected in August 2000.
Vice President - Information                      From 1997 to her election,
  Services                                        she was Director -
                                                  Information Architecture
                                                  Group. Prior to 1997, she
                                                  was Director - Application
                                                  Systems.

Kevin M. O'Hara, 42                               Elected in 1993.
Vice President - Corporate Planning

Martin C. Ruegsegger, 50                          Elected in 1997. Prior to
Vice President, Corporate Counsel                 his election, he was
  and Secretary                                   Corporate Secretary.

David L. Trusty, 43                               Elected in 1997. Prior to
Vice President - Marketing                        his election, he was
                                                  Vice President - Marketing
                                                  of the Nashville Division.

Ronald J. Turner, 54                              Elected in 1976.
Assistant Treasurer

Ranelle Q. Warfield, 43                           Elected in 1997. Prior to
Vice President - Sales                            her election, she was
                                                  Director - Marketing.

William D. Workman, III, 60                       Elected in 1993.
Vice President - South Carolina
  Operations


Item 11.  Executive Compensation

         Information required under this item is contained in our proxy statement filed with the SEC on or about January 17, 2001, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    (a)    Security Ownership of Certain Beneficial Owners

           Information with respect to security ownership of certain beneficial owners is contained in our proxy statement filed with the SEC on or about January 17, 2001, and is incorporated herein by reference.

    (b)    Security Ownership of Management

           Information with respect to security ownership of directors and officers is contained in our proxy statement filed with the SEC on or about January 17, 2001, and is incorporated herein by reference.

    (c)    Changes in Control

           We know of no arrangements or pledges which may result in a change in control.


Item 13.  Certain Relationships and Related Transactions

         Information with respect to certain transactions with directors is contained in our proxy statement filed with the SEC on or about January 17, 2001, and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

      (a)    1.   FINANCIAL STATEMENTS

             The following consolidated financial statements of the Company and its subsidiaries and the related independent auditors' report for the year ended October 31, 2000, are included in Item 8 of this report as follows:

                                                                           Page
                                                                           ----
      Consolidated Balance Sheets - October 31, 2000 and 1999                24
      Statements of Consolidated Income - Years Ended
         October 31, 2000, 1999 and 1998                                     26
      Statements of Consolidated Cash Flows - Years Ended
         October 31, 2000, 1999 and 1998                                     27
      Statements of Consolidated Retained Earnings - Years
         Ended October 31, 2000, 1999 and 1998                               28
      Notes to Consolidated Financial Statements                             29
      Management's Responsibility for Financial Reporting                    46
      Independent Auditors' Report                                           47

      (a)    2.   SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                           Page
                                                                           ----
      II  Valuation and Qualifying Accounts                                  65

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

              3.2 By-Laws of the Company, as amended, dated February 25, 2000 (Exhibit No. 3.1, Form 10-Q for the quarter ended January 31, 2000).

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

              4.14 Pricing Supplement No. 3 of Medium-Term Notes, Series C, dated September 26, 2000 (Rule 424(b)(3) Pricing Supplement to Registration Statement No. 333-26161).

              10.1 Executive Long-Term Incentive Plan (Exhibit 99.1, Registration Statement No. 333-34435).

              10.2 Articles of Merger of Cardinal Extension Company, LLC, and Cardinal Pipeline Company, LLC, dated October 27, 1999 (Exhibit 10.7, Form 10-K for the fiscal year ended October 31, 1999).

              10.3 Service Agreement under Rate Schedule LG-A, dated January 15, 1971, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 67, Registration Statement No. 2-59631).

              10.4 Service Agreement (5,900 Mcf per day) (Contract No. 4995), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1991).

              10.5 Service Agreement under Rate Schedule WSS (69,701 Mcf per day) (Contract No. 26419-001), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.10, Form 10-K for the fiscal year ended October 31, 1995).

              10.6 Service Agreement FT-Incremental Mainline (6,222 Mcf per day) (Contract No. 2268), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.16, Form 10-K for the fiscal year ended October 31, 1992).

              10.7   Service Agreement (FT, 205,200 Mcf per day) (Contract No.
                     3702), dated February 1, 1992, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1992).

              10.8 Service Agreement (Contract #800059) (SCT, 1,677 dt/day), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1993).

              10.9 Gas Transportation Agreement for Use Under FT-A Rate Schedule (Contract No. 237) (FTA, 130,000 Dt/day), dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1993).

              10.10 Gas Storage Contract for Use Under Rate Schedule FS (Contract No. 2400) (672,091 Dt total capacity), dated September 1, 1993, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.31, Form 10-K for the fiscal year ended October 31, 1993).

              10.11 FTS Service Agreement (23,000 Dt/day), dated November 1, 1993, between the Company and Columbia Gas Transmission

                     Corporation (Exhibit 10.24, Form 10-K for the fiscal year ended October 31, 1994).

              10.12 Service Agreement under Rate Schedule FSS (2,263,920 dekatherm storage capacity quantity, 37,000 dekatherm maximum daily storage deliverability) (Contract No. 38015), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1994).

              10.13 Service Agreement under Rate Schedule SST (Winter: 10,000 Dt/day; Summer: 5,000 Dt/day) (Contract No. 38052), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1994).

              10.14 FSS Service Agreement (10,000 dekatherms per day daily storage quantity) (Contract No. 38017), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1995).

              10.15 SST Service Agreement (37,000 dekatherms per day) (Contract No. 38054), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1995).

              10.16 Service Agreement (20,504 Mcf per day), dated June 6, 1994, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1995).

              10.17 FTS-1 Service Agreement (5,000 dekatherms per day) (Contract No. 43462), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company (Exhibit 10.30, Form 10-K for the fiscal year ended October 31,
                     1995).

              10.18 FTS 1 Service Agreement (23,455 Dt per day)(Contract No. 43461), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company (Exhibit 10.23, Form 10-K for the fiscal year ended October 31, 1996).

              10.19 Letter of Agreement of Amendment No. 1 to Gas Storage Service Agreement (50,798 Mcf maximum storage withdrawal per day) (Contract No. 6815), dated July 1, 1995, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.24, Form 10-K for the fiscal year ended October 31,
                     1996).

              10.20 Letter of Agreement of Amendment No. 1 to Gas Storage Service Agreement (6,190 Mcf maximum storage withdrawal per day) (Contract No. 2400), dated July 1, 1995, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1996).

              10.21 Firm Transportation Agreement (FT/NT), dated September 22, 1995, between the Company and Texas Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1996).

              10.22 Service Agreement Applicable to Transportation of Natural Gas Under Rate Schedule FT (X-74 Assignment) (12,875 Dt per day), dated October 18, 1995, between the Company and CNG Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1996).

              10.23 FT Service Agreement #01632 (24,995 Dt per day, NIPPS), dated October 18, 1995, between the Company and National Fuel Gas Supply Corporation (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1996).

              10.24 Service Agreement (Southern Expansion, FT 53,000 Mcf per day peak winter months, 47,700 Mcf per day shoulder winter months) (Contract No. 0.4189), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1996).

              10.25 Service Agreement (24,140 Mcf per day) (Contract No. 1.1996 NIPPS), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1996).

              10.26 Service Agreement (12,785 Mcf per day) (Contract No. 1.1994, FT/NT), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.31, Form 10-K for the fiscal year ended October 31,
                     1996).

              10.27 Rate Schedule GSS Service Agreement, dated May 15, 1996, between the Company and CNG Transmission Corporation (Exhibit 10.32, Form 10-K for the fiscal year ended October 31, 1996).

              10.28 Employment Agreement between the Company and David J. Dzuricky, dated December 1, 1999 (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1999).

              10.29 Employment Agreement between the Company and Ray B. Killough, dated December 1, 1999 (Exhibit 10.38, Form 10-K for the fiscal year ended October 31, 1999).

              10.30 Employment Agreement between the Company and Ware F. Schiefer, dated December 1, 1999 (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1999).

              10.31 Employment Agreement between the Company and Thomas E. Skains, dated December 1, 1999 (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1999).

              10.32 Severance Agreement between the Company and David J. Dzuricky, dated December 1, 1999 (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1999).

              10.33 Severance Agreement between the Company and Ray B. Killough, dated December 1, 1999 (Exhibit 10.42, Form 10-K for the fiscal year ended October 31, 1999).

              10.34 Severance Agreement between the Company and Ware F. Schiefer, dated December 1, 1999 (Exhibit 10.43, Form 10-K for the fiscal year ended October 31, 1999).

              10.35 Severance Agreement between the Company and Thomas E. Skains, dated December 1, 1999 (Exhibit 10.44, Form 10-K for the fiscal year ended October 31, 1999).

              10.36 Consulting Agreement between the Company and John H. Maxheim, dated March 1, 2000 (Exhibit 10.1, Form 10-Q for the quarter ended January 31, 2000).

              10.37 Service Agreement (SE95/96), dated June 25,1996, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1996).

              10.38 FSS Service Agreement (25,000 dekatherms per day) (Contract No. 49775), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.38, Form 10-K for the fiscal year ended October 31, 1997).

              10.39 SST Service Agreement (25,000 dekatherms per day peak winter months, 12,500 dekatherms per day shoulder months) (Contract No. 49773), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31,
                     1997).

              10.40 FSS Service Agreement (1,150,166 dekatherms storage capacity quantity, 19,169 dekatherms maximum daily storage deliverability) (Contract No. 49777), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1998).

              10.41 Columbia Gas SST Service Agreement (19,169 dekatherms per day) dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1998).

              10.42 Transco Sunbelt Service Agreement & Precedent Agreement (41,400 dekatherms of transportation contract quantity per day), dated January 24, 1997, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1998).

              10.43 CNG Service Agreement (7,000 dekatherms per day), dated May 15, 1996, between the Company and CNG Transmission Corporation (Exhibit 10.42, Form 10-K for the fiscal year ended October 31, 1998).

              10.44 Loan Agreement between SouthStar Energy Services, LLC, Georgia Natural Gas Company, Piedmont Energy Company and Dynegy Hub Services Inc., dated June 30, 1999 (Exhibit 10.52, Form 10-K for the fiscal year ended October 31,
                     1999).

              10.45 Form of Director Retirement Benefits Agreement between the Company and its outside directors, dated September 1, 1999 (Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 1999).

              10.46 Service Agreement under Rate Schedule GSS (Storage withdrawal of 68,955 Mcf per day, Storage capacity of 3,858,940 Mcf), dated July 1, 1996, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.55, Form 10-K for the fiscal year ended October 31, 1999).

              10.47 Amendment to Service Agreement under Rate Schedule LG-A (Storage of 72,770 Mcf), dated August 30, 1996, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.56, Form 10-K for the fiscal year ended October 31, 1999).

              10.48 Service Agreement, dated January 29, 1997, between the Company and Pine Needle LNG Company, LLC (Exhibit 10.57, Form 10-K for the fiscal year ended October 31, 1999).

              10.49 Firm Transportation Agreement (60,000 Mcf per day), dated June 26, 1998, between the Company and Cardinal Extension Company, LLC (Exhibit 10.58, Form 10-K for the fiscal year ended October 31, 1999).

              10.50 Service Agreement (15,000 dekatherms per day), dated September 13, 2000, between the Company and Pine Needle LNG Company, LLC.

              10.51 Letter of Right of First Refusal, dated September 13, 2000, between the Company and Pine Needle LNG Company, LLC.

              10.52 Letter of Agreement of Amendment No. 343 to Gas Transportation Agreement (dated September 1, 1993 Contract No. 237) (FTA, 74,100 dekatherms per day), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company.

              10.53 Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated September 1, 1993 - Contract No. 2400), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company.

              10.54 Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated May 1, 1994 - Contract No. 6815), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company.

              10.55 Service Agreement under FT-A Rate Schedule (Contract No. 24706) (55,900 dekatherms per day), dated August 12, 1998, between the Company and Tennessee Gas Pipeline Company.


              12     Computation of Ratio of Earnings to Fixed Charges.

              23     Independent Auditors' Consent.

              99     Annual Report on Form 11-K.



       (b)    Reports on Form 8-K

              On August 22, 2000, we filed a Form 8-K reporting the August 10 closing of the combination of US Propane, L.P., with Heritage Holdings, Inc., the general partner of Heritage Propane Partners, L.P. (NYSE: HPG), to create the fourth-largest retail propane distributor in the United States.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 25, 2001.

                                PIEDMONT NATURAL GAS COMPANY, INC.
                                ----------------------------------
                                         (Registrant)



                                By:  /s/ Ware F. Schiefer
                                     -----------------------------
                                     Ware F. Schiefer
                                     President and
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 25, 2001.

     Signature                  Title
     ---------                  -----

/s/ Ware F. Schiefer            President and Chief Executive Officer
-------------------------       and Director
Ware F. Schiefer


/s/ David J. Dzuricky           Senior Vice President and
-------------------------       Chief Financial Officer
David J. Dzuricky               (Principal Financial Officer)


/s/ Barry L. Guy                Vice President and Controller
-------------------------       (Principal Accounting Officer)
Barry L. Guy

      Signature                         Title
      ---------                         -----

/s/ Jerry W. Amos                       Director
-----------------------------
Jerry W. Amos


/s/ C. M. Butler III                    Director
-----------------------------
C. M. Butler III


/s/ D. Hayes Clement                    Director
-----------------------------
D. Hayes Clement


/s/ Sam J. DiGiovanni                   Director
-----------------------------
Sam J. DiGiovanni


/s/ John W. Harris                      Director
-----------------------------
John W. Harris


/s/ Muriel W. Helms                     Director
-----------------------------
Muriel W. Helms


/s/ Ned R. McWherter                    Director
-----------------------------
Ned R. McWherter


/s/ John H. Maxheim                     Chairman of the Board and Director
-----------------------------
John H. Maxheim


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


                                        Director
-----------------------------
Donald S. Russell, Jr.


/s/ John E. Simkins, Jr.                Director
-----------------------------
John E. Simkins, Jr.

                                                                     Schedule II

             Piedmont Natural Gas Company, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts
               For the Years Ended October 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
                 Balance at          Additions                          Balance
                 Beginning          Charged to         Deductions       at End
Description      of Period      Costs and Expenses         (A)         of Period
--------------------------------------------------------------------------------
                                  (in thousands)

Allowance for doubtful accounts:

    2000          $  864               $3,224             $3,606        $  482

    1999           2,314                  705              2,155           864

    1998           2,027                2,508              2,221         2,314




(A) Uncollectible accounts written off, net of recoveries and adjustments.

                       Piedmont Natural Gas Company, Inc.
                                    Form 10-K
                   For the Fiscal Year Ended October 31, 2000

                                    Exhibits


10.50 Service Agreement (15,000 dekatherms per day), dated September 13, 2000, between the Company and Pine Needle LNG Company, LLC.

10.51 Letter of Right of First Refusal, dated September 13, 2000, between the Company and Pine Needle LNG Company, LLC.

10.52 Letter of Agreement of Amendment No. 343 to Gas Transportation Agreement (dated September 1, 1993 - Contract No. 237) (FTA, 74,100 dekatherms per day), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company.

10.53 Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated September 1, 1993 - Contract No. 2400), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company.

10.54 Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated May 1, 1994 - Contract No. 6815), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company.

10.55 Service Agreement under FT-A Rate Schedule (Contract No. 24706) (55,900 dekatherms per day), dated August 12, 1998, between the Company and Tennessee Gas Pipeline Company.


12       Computation of Ratio of Earnings to Fixed Charges.

23       Independent Auditors' Consent.

99       Annual Report on Form 11-K.