Form 10-Q
period 2001-01-31
PIEDMONT NATURAL GAS CO INC
filed 2001-03-14
CIK 78460

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition period from ___________________ to __________________


Commission file number 1-6196
                       ------


                       Piedmont Natural Gas Company, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                   56-0556998
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


1915 Rexford Road, Charlotte, North Carolina                 28211
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code   (704) 364-3120
                                                   ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                               Outstanding at March 3, 2001
---------------------------              ----------------------------
 Common Stock, no par value                      32,102,886


================================================================================
                               Page 1 of 15 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
            --------------------------------------------------------

                                                            January 31,       October 31,
                                                               2001              2000
                                                            Unaudited           Audited
                                                            ----------        ----------
                      ASSETS

Utility Plant, at original cost                             $1,569,125        $1,533,962
  Less accumulated depreciation                                476,353           462,955
                                                            ----------        ----------
    Utility plant, net                                       1,092,772         1,071,007
                                                            ----------        ----------

Other Physical Property (net of accumulated
  depreciation of $1,229 in 2001 and $1,187 in 2000)               941               976
                                                            ----------        ----------
Current Assets:
  Cash and cash equivalents                                     14,300             8,747
  Restricted cash                                               30,875            39,796
  Receivables (less allowance for doubtful
    accounts of $3,847 in 2001 and $482 in 2000)               205,627            55,145
  Gas in storage                                                50,186            67,709
  Deferred cost of gas                                          64,188            13,228
  Refundable income taxes                                          719            69,118
  Other                                                         11,689            30,492
                                                            ----------        ----------
    Total current assets                                       377,584           284,235
                                                            ----------        ----------
Deferred Charges and Other Assets                              118,176            88,785
                                                            ----------        ----------
      Total                                                 $1,589,473        $1,445,003
                                                            ----------        ----------

          CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock                                            $  320,196        $  314,230
    Retained earnings                                          251,763           213,142
                                                            ----------        ----------
      Total common stock equity                                571,959           527,372
  Long-term debt                                               451,000           451,000
                                                            ----------        ----------
      Total capitalization                                   1,022,959           978,372
                                                            ----------        ----------
Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                                   32,000            32,000
  Notes payable                                                 65,000            99,500
  Accounts payable                                             216,870            87,604
  Deferred income taxes                                         20,714             8,678
  Income taxes accrued                                          21,439                 0
  General taxes accrued                                          4,959            11,205
  Refunds due customers                                         33,273            32,889
  Other                                                         16,664            25,121
                                                            ----------        ----------
    Total current liabilities                                  410,919           296,997
                                                            ----------        ----------
Deferred Credits and Other Liabilities                         155,595           169,634
                                                            ----------        ----------
      Total                                                 $1,589,473        $1,445,003
                                                            ----------        ----------

See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
             Condensed Statements of Consolidated Income (Unaudited)
                     (in thousands except per share amounts)
             ------------------------------------------------------


                                                    Three Months                      Twelve Months
                                                        Ended                             Ended
                                                     January 31                        January 31
                                              ------------------------        --------------------------
                                                2001            2000             2001             2000
                                              --------        --------        ----------        --------
Operating Revenues                            $467,573        $268,648        $1,029,302        $699,376
Cost of Gas                                    338,971         151,575           699,441         383,351
                                              --------        --------        ----------        --------

Margin                                         128,602         117,073           329,861         316,025
                                              --------        --------        ----------        --------

Other Operating Expenses:
  Operations                                    30,244          26,749           113,438         103,333
  Maintenance                                    4,319           3,950            17,427          15,892
  Depreciation                                  12,749          11,845            49,798          45,264
  General taxes                                  5,606           5,029            19,338          24,997
  Income taxes                                  26,039          23,740            36,122          36,526
                                              --------        --------        ----------        --------

    Total other operating expenses              78,957          71,313           236,123         226,012
                                              --------        --------        ----------        --------

Operating Income                                49,645          45,760            93,738          90,013
Other Income, Net                               10,383           7,627            14,273           5,194
                                              --------        --------        ----------        --------

Income Before Utility Interest Charges          60,028          53,387           108,011          95,207
Utility Interest Charges                         9,726           9,293            37,773          33,469
                                              --------        --------        ----------        --------

Net Income                                    $ 50,302        $ 44,094        $   70,238        $ 61,738
                                              ========        ========        ==========        ========


Average Shares of Common Stock:
   Basic                                        31,989          31,382            31,753          31,154
   Diluted                                      32,249          31,562            32,045          31,371

Earnings Per Share of Common Stock:
   Basic                                      $   1.57        $   1.41        $     2.21        $   1.98
   Diluted                                    $   1.56        $   1.40        $     2.19        $   1.97

Cash Dividends Per Share
  of Common Stock                             $  0.365        $  0.345        $     1.46        $   1.38


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)
              ----------------------------------------------------


                                                             Three Months                  Twelve Months
                                                                 Ended                         Ended
                                                              January 31                     January 31
                                                        -----------------------       ------------------------
                                                          2001           2000            2001           2000
                                                        --------       --------       ---------       --------

Cash Flows from Operating Activities:
  Net income                                            $ 50,302       $ 44,094       $  70,238       $ 61,738
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        13,082         12,762          52,411         48,966
     Other, net                                          (29,957)           716          (5,616)            96
     Net gain on propane business combination, net
        of tax                                                --             --          (5,063)            --
     Change in operating assets and liabilities           47,879        (48,367)         11,459        (65,189)
                                                        --------       --------       ---------       --------
  Net cash provided by operating activities               81,306          9,205         123,429         45,611
                                                        --------       --------       ---------       --------

Cash Flows from Investing Activities:
  Utility construction expenditures                      (26,487)       (19,490)       (109,006)       (96,588)
  Investment in propane partnership                           --             --         (30,552)
  Proceeds from propane business combination                  --             --          36,748
  Other                                                   (6,632)          (283)         (7,258)        (1,582)
                                                        --------       --------       ---------       --------
    Net cash used in investing activities                (33,119)       (19,773)       (110,068)       (98,170)
                                                        --------       --------       ---------       --------

Cash Flows from Financing Activities:
  Increase (decrease) in bank loans, net                 (34,500)        22,000         (36,500)        37,500
  Issuance of long-term debt                                  --             --          60,000         90,000
  Retirement of long-term debt                                --             --          (2,000)       (46,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                  3,547          3,736          15,264         15,801
  Dividends paid                                         (11,681)       (10,822)        (46,345)       (42,977)
                                                        --------       --------       ---------       --------
    Net cash provided by (used in)
      financing activities                               (42,634)        14,914          (9,581)        54,324
                                                        --------       --------       ---------       --------

Net Increase in Cash and Cash Equivalents                  5,553          4,346           3,780          1,765
Cash and Cash Equivalents at Beginning
   of Period                                               8,747          6,174          10,520          8,755
                                                        --------       --------       ---------       --------

Cash and Cash Equivalents at End of Period              $ 14,300       $ 10,520       $  14,300       $ 10,520
                                                        ========       ========       =========       ========

Cash Paid During the Period for:
  Interest                                              $ 16,908       $ 13,518       $  38,361       $ 34,822
  Income taxes                                          $     60       $  1,639       $  85,841       $ 49,744


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Independent auditors have not audited the condensed consolidated financial statements. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our 2000 Annual Report.

2. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at January 31, 2001, and October 31, 2000, and the results of operations and cash flows for the three months and twelve months ended January 31, 2001 and 2000.

        We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

3. Our business is seasonal in nature. The results of operations for the three-month period ended January 31, 2001, do not necessarily reflect the results to be expected for the full year.

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

                                                     Three Months              Twelve Months
                                                        Ended                     Ended
                                                     January 31                January 31
                                                --------------------      --------------------
                                                  2001         2000         2001         2000
                                                -------      -------      -------      -------
                                                    (in thousands except per share amounts)
Net Income                                      $50,302      $44,094      $70,238      $61,738
                                                =======      =======      =======      =======

Average shares of common stock
  outstanding for basic earnings per share       31,989       31,382       31,753       31,154
Contingently issuable shares under the
long-term incentive plan                            260          180          292          217
                                                -------      -------      -------      -------

Average shares of dilutive stock                 32,249       31,562       32,045       31,371
                                                =======      =======      =======      =======

Earnings Per Share:
     Basic                                      $  1.57      $  1.41      $  2.21      $  1.98
     Diluted                                    $  1.56      $  1.40      $  2.19      $  1.97

5.      Business Segments

        We have two reportable business segments, domestic natural gas distribution and retail energy marketing services. Operations of our domestic natural gas distribution segment are conducted by the parent company and by limited liability companies of which two wholly owned subsidiaries of our wholly owned subsidiary, Piedmont Energy Partners, are members. Operations of our retail energy marketing services segment are conducted by a limited liability company of which a wholly owned subsidiary of Piedmont Energy Partners is a member.

        All of our other activities included in Other in the segment tables consist of propane operations conducted by a master limited partnership of which a wholly owned subsidiary of Piedmont Energy Partners has an equity interest.

        We evaluate performance based on margin, operations and maintenance expenses, operating income and income before taxes. The basis of segmentation and the basis of the measurement of segment profit or loss have not changed from that reported in our audited financial statements for the year ended October 31, 2000.

        Continuing operations by segment for the three months ended January 31, 2001 and 2000, are presented below:

                                        Domestic       Retail
                                      Natural Gas      Energy
                                     Distribution     Marketing         Other          Total
                                     ------------     ---------       --------        --------
2001                                                        (in thousands)
----
Revenues from external customers       $467,573       $     --        $     --        $467,573
Margin                                  128,602             --              --         128,602
Operations and maintenance
  expenses                               34,563              2             (26)         34,539
Operating income                         49,635              2              24          49,661
Other income                              1,755         13,556           2,094          17,405
Income before income taxes               67,712         13,301           2,121          83,134
Capital expenditures                     28,786             --              --          28,786

2000
----
Revenues from external customers       $268,648       $     --        $ 15,221        $283,869
Margin                                  117,073             --           6,595         123,668
Operations and maintenance
  expenses                               30,699             --           2,365          33,064
Operating income                         45,734            (16)          3,522          49,240
Other income                              2,006          6,887              20           8,913
Income before income taxes               62,194          7,197           3,437          72,828
Capital expenditures                     20,609             --             258          20,867

        A reconciliation of net income in the condensed consolidated financial statements for the three months ended January 31, 2001 and 2000, is presented below:

                                                                    2001         2000
                                                                  -------       -------
                                                                      (in thousands)
Income before income taxes for reportable segments                $81,013       $69,391
Income before income taxes for other non-utility activities         2,121         3,437
Income taxes                                                       32,832        28,734
                                                                  -------       -------
Net income                                                        $50,302       $44,094
                                                                  =======       =======

        A reconciliation of consolidated assets in the condensed consolidated financial statements as of January 31, 2001 and October 31, 2000, is presented below:


                                           2001              2000
                                       -----------        -----------
                                               (in thousands)
Domestic natural gas operations        $ 1,574,108        $ 1,437,950
Retail energy marketing services            36,412              9,055
Other                                       37,010             34,959
Eliminations/Adjustments                   (58,057)           (36,961)
                                       -----------        -----------
Consolidated assets                    $ 1,589,473        $ 1,445,003
                                       ===========        ===========

6.      Derivatives and Hedging Activities

        Effective November 1, 2000, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." Implementation did not have a material impact on our financial condition or results of operations.

        We purchase natural gas for our regulated operations. We purchase gas primarily for resale under tariffs approved by the state commissions having jurisdiction over the service territory where the customer is located. We recover the cost of gas purchased for regulated operations through purchased gas adjustment mechanisms. We structure the pricing and performance of gas supply contracts to maximize flexibility and minimize cost and risk for the ratepayer. We have the option to use financial instruments for trading purposes; however, we have not exercised this option during the most recently completed twelve-month period.

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

        o Industrial, commercial and residential growth in our service territories,

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

Financial Condition

We finance current cash requirements primarily from operating cash flows and short-term borrowings. Outstanding short-term borrowings under our bank lines of credit ranged from $64.5 million to $148.5 million during the quarter ended January 31, 2001. Our short-term borrowings increased significantly during the quarter due to significant increases in the wholesale prices for natural gas that we are charged by our suppliers and to increased gas supplies required to meet our customers' needs during record cold weather in December. Short-term debt increases when wholesale prices for natural gas increase because we must pay our suppliers for the gas before we can recover our gas costs from our customers through their monthly bills. In addition to short-term borrowings, we sell common stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. Our dividend reinvestment and stock purchase plan is also a source of capital.

The natural gas business is seasonal in nature resulting in fluctuations in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers. From April 1 to October 31, we build up natural gas inventories by injecting gas into storage for sale in the colder months. Inventory of stored gas decreased and accounts payable and accounts receivable increased from October 31, 2000, to January 31, 2001, due to this seasonality and the demand for gas during the winter season. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year. Due to increased wholesale gas costs over the past few months, our accounts receivable are higher than historical levels as of January 31, 2001, as such gas costs are passed through to our customers through purchased gas adjustment (PGA) mechanisms. This balance in accounts receivable is likely to remain at higher levels since some customers may be slow to pay their gas bills that were higher than normal due to the increased wholesale gas costs and colder-than-normal weather. We may also incur more short-term debt to pay gas commodity and other bills if collections from customers are significantly slower. It is also likely that some customers will be unable to pay their gas bills, thereby increasing our bad debt expense. In response to this possibility, we have increased our reserve for uncollectibles.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our approximately 5% current annual growth in customer base. Utility construction expenditures for the three months ended January 31, 2001, were $28.8 million, compared with $20.6 million for the same period in 2000. Utility construction expenditures for the twelve-month period ended January 31, 2001, were $116.8 million, compared with $100.3 million for the same period in 2000.

At January 31, 2001, our capitalization consisted of 44% in long-term debt and 56% in common equity.

Results of Operations

We will discuss the results of operations for the three months and twelve months ended January 31, 2001, compared with similar periods in 2000.

Margin

Margin (operating revenues less cost of gas) for the three months ended January 31, 2001, increased $11.5 million compared with the same period in 2000 primarily for the reasons listed below.

        o Delivered volumes of natural gas, which we refer to as system throughput, increased 9 million dekatherms over the same period in 2000, primarily due to customer growth and 29% colder weather.

        o Rates charged to customers were increased due to general rate increases in Tennessee effective July 1, 2000, and in North Carolina effective November 1, 2000.

        o Secondary market wholesale transactions increased margin as compared with the same period in 2000.

Margin for the current three-month period reflects refunds to customers of $14.4 million from the weather normalization adjustment (WNA) due to weather that was 16% colder than normal. The WNA is designed to offset the impact of unusually cold or warm weather on customer billings and operating margin. The same period in 2000 reflected increased margin of $12.6 million from the WNA due to weather that was 10% warmer than normal.

Margin for the twelve months ended January 31, 2001, increased $13.8 million compared with the same period in 2000 primarily for the reasons listed below.

        o System throughput increased 7 million dekatherms over the same period in 2000, primarily due to customer growth and 10% colder weather.

        o Rates charged to customers were increased due to general rate increases as noted above.

        o Secondary market wholesale transactions, largely capacity release and asset management transactions, increased margin as compared with the same period in 2000.

Margin for the current twelve-month period reflects WNA refunds of $7.7 million, compared with WNA billings of $21.5 million for the same period in 2000.

Margin was reduced in North Carolina, effective for bills rendered after August 1, 1999 (which included volumes delivered in July), due to the elimination of the gross receipts tax that was previously included in rates billed to customers. Gross receipts tax expense in the same amount also reduced general taxes.

Under PGA mechanisms in all three states, we revise rates periodically without formal rate proceedings to reflect changes in the wholesale cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are added to or deducted from cost of gas and included in refunds due customers in the condensed consolidated financial statements.

Operations and Maintenance Expenses

Operations and maintenance expenses for the three months ended January 31, 2001, increased $3.9 million compared with the same period in 2000 primarily for the reasons listed below.

        o       Increase in payroll,

        o       Increase in utilities and

        o       Increase in the provision for uncollectibles.

A decrease in advertising expense partially offset these increases for the three months ended January 31, 2001, compared with the same period in 2000.

Operations and maintenance expenses for the twelve months ended January 31, 2001, increased $11.6 million compared with the same period in 2000 primarily for the reasons listed below.

        o       Increase in payroll,

        o       Increase in the provision for uncollectibles,

        o       Increase in outside consultants fees and

        o       Increase in employee benefits.

A decrease in outside labor expense partially offset these increases for the twelve months ended January 31, 2001, compared with the same period in 2000.

General Taxes

General taxes for the three months ended January 31, 2001, increased $577,000 compared with the same period in 2000 primarily for the reasons listed below.

        o       Increase in payroll taxes and

        o       Increase in property taxes.

A decrease in franchise tax expense partially offset these increases for the three months ended January 31, 2001, compared with the same period in 2000.

General taxes for the twelve months ended January 31, 2001, decreased $5.7 million compared with the same period in 2000 primarily for the reasons listed below.

        o Elimination of the gross receipts tax in North Carolina as noted above and

        o       Decrease in franchise taxes.

Increases in property taxes and payroll taxes partially offset these decreases for the twelve months ended January 31, 2001, compared with the same period in 2000.

Other Income

Other income for the three months ended January 31, 2001, increased $2.8 million compared with the same period in 2000 primarily due to an increase in earnings from unregulated retail energy marketing services. This increase was partially offset by decreases in earnings from propane operations and in the portion of the allowance for funds used during construction (AFUDC) attributable to equity funds.

Other income for the twelve months ended January 31, 2001, increased $9.1 million compared with the same period in 2000 primarily for the reasons listed below.

        o Increase in earnings from unregulated retail energy marketing services,

        o       Increase in earnings from non-utility interstate LNG operations,

        o       Increase in earnings from intrastate pipeline operations and

        o Gain on sale of propane assets in connection with a business combination in August 2000.

Increases in other income for the twelve months ended January 31, 2001, were partially offset by a decrease in the portion of the AFUDC attributable to equity funds.

Utility Interest Charges

Utility interest charges for the three months and twelve months ended January 31, 2001, increased $433,000 and $4.3 million, respectively, compared with the same periods in 2000 primarily for the reasons listed below.

        o Increase in interest on long-term debt from higher amounts of debt outstanding,

        o Increase in interest on short-term debt due to higher amounts of debt outstanding (primarily due to the increases in the wholesale commodity prices of natural gas) at slightly higher interest rates and

        o Increase in interest on refunds due customers from larger balances outstanding in the current twelve months.

An increase in the portion of the AFUDC attributable to borrowed funds partially offset these increases in utility interest charges for the three-month and twelve-month periods ended January 31, 2001.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on February 23, 2001, to elect four directors and to ratify the selection of independent auditors. The record date for determining the shareholders entitled to receive notice of and to vote at the meeting was January 11, 2001. We solicited proxies for the meeting according to section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's solicitations.

Shareholders elected all of management's nominees for director as listed in the proxy statement for terms expiring in 2004 by the following votes:

                                  Shares          Shares        Shares
                                  Voted            Voted          NOT
                                   FOR           WITHHELD        VOTED
                                ----------      ---------      ---------

Jerry W. Amos                   24,785,484      2,194,629      5,023,345

D. Hayes Clement                26,689,236        290,877      5,023,345

John H. Maxheim                 25,003,464      1,976,649      5,023,345

Walter S. Montgomery, Jr.*      26,695,550        284,563      5,023,345

*As reported in the proxy statement, Mr. Montgomery has agreed to resign from the Board effective at the 2002 annual meeting of shareholders since he will have attained the mandatory retirement age of 72.

Directors Muriel W. Helms, Ned R. McWherter, Donald S. Russell, Jr., and John E. Simkins will continue to hold office until 2002. Directors C. M. Butler III , John W. Harris and Ware F. Schiefer will continue to hold office until 2003.

Shareholders approved the selection by the Board of Directors of the firm of Deloitte & Touche LLP as our independent auditors for the fiscal year ending October 31, 2001, by the following vote:

              Shares             Shares              Shares              Shares
              Voted              Voted               Voted                NOT
               FOR              AGAINST            ABSTAINING            VOTED
            ----------          -------            ----------          ---------
            26,780,537          77,050              122,526            5,023,345

Item 5.   Other Information

Purchase of Gaffney, South Carolina Gas System

As previously reported, we signed in October 2000 an agreement with Atmos Energy Corporation to purchase its natural gas distribution assets located in the city of Gaffney and portions of Cherokee County, South Carolina. On December 28, 2000, the Public Service Commission of South Carolina (PSCSC) approved the transaction, effective January 1, 2001. The acquisition was at net book value of $6.6 million with an addition of approximately 5,400 customers and approximately $2.2 million in margin to our operations. Through October 31, 2002, base rates (i.e., the non-gas portion of their rates) charged to former Atmos customers who do not elect to change their services have been capped at the Atmos base rates previously approved by the PSCSC. After that date, we are authorized to charge those customers the same base rates as charged to our other South Carolina customers. We are currently allowed to pass on changes in gas costs to our Gaffney customers in a fashion similar to our other South Carolina customers.

Expansion Fund

As previously reported, the North Carolina Utilities Commission (NCUC) has established an expansion fund consisting of supplier refunds due customers to be used to extend natural gas service into unserved areas of the state. The NCUC decides the use of these funds as we file individual project applications for unserved areas. The NCUC has authorized us to use $38.5 million of the expansion funds to extend natural gas service to the counties of Avery, Mitchell and Yancey, of which $19.9 million has been used as of January 31, 2001. The total cost of the project is estimated to be $44.2 million. As of January 31, 2001, the North Carolina State Treasurer held $23.5 million in our expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the condensed consolidated balance sheet as of January 31, 2001.

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


                            Piedmont Natural Gas Company, Inc.
                            ----------------------------------
                                        (Registrant)



Date  March 14, 2001           /s/      David J. Dzuricky
    ----------------        ----------------------------------------------------
                                        David J. Dzuricky
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)



Date  March 14, 2001           /s/   Barry L. Guy
    ----------------        ----------------------------------------------------
                                     Barry L. Guy
                               Vice President and Controller
                               (Principal Accounting Officer)