Form 10-Q
period 2001-04-30
PIEDMONT NATURAL GAS CO INC
filed 2001-06-08
CIK 78460

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                               Outstanding at June 1, 2001
---------------------------              ---------------------------
 Common Stock, no par value                      32,219,385


===============================================================================
                               Page 1 of 16 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                  PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                                                         Condensed Consolidated Balance Sheets
                                                                   (in thousands)
                                                  ---------------------------------------------------

                                                             April 30,        October 31,
                                                               2001              2000
                                                            Unaudited           Audited
                                                            ----------        ----------
                    ASSETS

Utility Plant, at original cost                             $1,583,580        $1,533,962
  Less accumulated depreciation                                488,362           462,955
                                                            ----------        ----------
    Utility plant, net                                       1,095,218         1,071,007
                                                            ----------        ----------

Other Physical Property (net of accumulated
  depreciation of $1,270 in 2001 and $1,187 in 2000)               958               976
                                                            ----------        ----------
Current Assets:
  Cash and cash equivalents                                     14,605             8,747
  Restricted cash                                               16,903            39,796
  Receivables (less allowance for doubtful
    accounts of $3,493 in 2001 and $482 in 2000)               131,472            55,145
  Gas in storage                                                47,559            67,709
  Deferred cost of gas                                          24,717            13,228
  Deferred income taxes                                         11,996                --
  Refundable income taxes                                          708            69,118
  Other                                                         14,328            30,492
                                                            ----------        ----------
    Total current assets                                       262,288           284,235
                                                            ----------        ----------
Deferred Charges and Other Assets                              120,075            88,785
                                                            ----------        ----------
      Total                                                 $1,478,539        $1,445,003
                                                            ----------        ----------

        CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock                                            $  323,552        $  314,230
    Retained earnings                                          279,268           213,142
                                                            ----------        ----------
      Total common stock equity                                602,820           527,372
  Long-term debt                                               451,000           451,000
                                                            ----------        ----------
      Total capitalization                                   1,053,820           978,372
                                                            ----------        ----------
Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                                   32,000            32,000
  Notes payable                                                 33,985            99,500
  Accounts payable                                              98,712            87,604
  Deferred income taxes                                             --             8,678
  Income taxes accrued                                           9,388                --
  General taxes accrued                                          5,328            11,205
  Refunds due customers                                         42,558            32,889
  Other                                                         23,945            25,121
                                                            ----------        ----------
    Total current liabilities                                  245,916           296,997
                                                            ----------        ----------
Deferred Credits and Other Liabilities                         178,803           169,634
                                                            ----------        ----------
      Total                                                 $1,478,539        $1,445,003
                                                            ----------        ----------


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
             Condensed Statements of Consolidated Income (Unaudited)
                     (in thousands except per share amounts)
            --------------------------------------------------------


                                                  Three Months                   Six Months                   Twelve Months
                                                     Ended                         Ended                          Ended
                                                    April 30                      April 30                      April 30
                                           -------------------------     -------------------------     -------------------------
                                              2001           2000           2001           2000           2001           2000
                                           ----------     ----------     ----------     ----------     ----------     ----------

Operating Revenues                         $  408,012     $  282,955     $  875,585     $  551,603     $1,154,360     $  743,084
Cost of Gas                                   288,382        167,792        627,353        319,367        820,032        425,671
                                           ----------     ----------     ----------     ----------     ----------     ----------

Margin                                        119,630        115,163        248,232        232,236        334,328        317,413
                                           ----------     ----------     ----------     ----------     ----------     ----------

Other Operating Expenses:
  Operations                                   27,915         28,012         58,158         54,761        113,340        105,516
  Maintenance                                   4,975          4,105          9,295          8,055         18,298         16,065
  Depreciation                                 12,803         12,137         25,552         23,982         50,463         46,598
  General taxes                                 5,546          4,871         11,152          9,900         20,013         21,124
  Income taxes                                 23,210         22,456         49,249         46,196         36,742         36,685
                                           ----------     ----------     ----------     ----------     ----------     ----------

    Total other operating expenses             74,449         71,581        153,406        142,894        238,856        225,988
                                           ----------     ----------     ----------     ----------     ----------     ----------

Operating Income                               45,181         43,582         94,826         89,342         95,472         91,425
Other Income, Net                               4,271          2,908         14,654         10,535         15,840          7,705
                                           ----------     ----------     ----------     ----------     ----------     ----------

Income Before Utility Interest Charges         49,452         46,490        109,480         99,877        111,312         99,130
Utility Interest Charges                        9,583          9,054         19,309         18,347         38,640         34,624
                                           ----------     ----------     ----------     ----------     ----------     ----------

Net Income                                 $   39,869     $   37,436     $   90,171     $   81,530     $   72,672     $   64,506
                                           ==========     ==========     ==========     ==========     ==========     ==========


Average Shares of Common Stock:
   Basic                                       32,126         31,526         32,056         31,453         31,900         31,296
   Diluted                                     32,357         31,704         32,302         31,632         32,174         31,500

Earnings Per Share of Common Stock:
   Basic                                   $     1.24     $     1.19     $     2.81     $     2.59     $     2.28     $     2.06
   Diluted                                 $     1.23     $     1.18     $     2.79     $     2.58     $     2.26     $     2.05

Cash Dividends Per Share
  of Common Stock                          $    0.385     $    0.365     $     0.75     $     0.71     $     1.48     $     1.40


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)
           -----------------------------------------------------------


                                                               Three Months              Six Months             Twelve Months
                                                                  Ended                    Ended                    Ended
                                                                 April 30                 April 30                 April 30
                                                         ----------------------    ----------------------    ----------------------
                                                           2001          2000         2001         2000        2001         2000
                                                         ---------    ---------    ---------    ---------    ---------    ---------
Cash Flows from Operating Activities:
  Net income                                             $  39,869    $  37,436    $  90,171    $  81,530    $  72,672    $  64,506
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                          13,079       13,144       26,161       25,906       52,346       50,214
     Other, net                                             20,719       (1,069)      (9,238)        (353)      16,172        1,025
     Net gain on propane business combination, net
       of tax                                                   --           --           --           --       (5,063)          --
     Change in operating assets and liabilities            (19,761)      53,693       28,118        5,327      (58,675)     (74,507)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
  Net cash provided by operating activities                 53,906      103,204      135,212      112,410       77,452       41,238
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                        (14,035)     (21,441)     (40,522)     (40,931)    (104,920)     (94,284)
  Investment in propane partnership                             --           --           --           --      (30,552)          --
  Proceeds from propane business combination                    --           --           --           --       36,748           --
  Other                                                        (59)        (312)      (6,691)        (595)      (7,005)      (1,433)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
    Net cash used in investing activities                  (14,094)     (21,753)     (47,213)     (41,526)    (105,729)     (95,717)
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net                   (31,015)     (71,500)     (65,515)     (49,500)       3,985       30,000
  Issuance of long-term debt                                    --           --           --           --       60,000       90,000
  Retirement of long-term debt                                  --           --           --           --       (2,000)     (46,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                    3,871        4,193        7,418        7,929       14,941       15,903
  Dividends paid                                           (12,363)     (11,502)     (24,044)     (22,325)     (47,206)     (43,805)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
    Net cash provided by (used in) financing activities    (39,507)     (78,809)     (82,141)     (63,896)      29,720       46,098
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents           305        2,642        5,858        6,988        1,443       (8,381)
Cash and Cash Equivalents at Beginning of Period            14,300       10,520        8,747        6,174       13,162       21,543
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Cash and Cash Equivalents at End of Period               $  14,605    $  13,162    $  14,605    $  13,162    $  14,605    $  13,162
                                                         =========    =========    =========    =========    =========    =========

Cash Paid During the Period for:
  Interest                                               $   2,720    $   2,978    $  19,628    $  16,496    $  38,103    $  33,017
  Income taxes                                           $  48,685    $  51,384    $  48,745    $  53,023    $  81,570    $  64,800


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------

1. Independent auditors have not audited the condensed consolidated financial statements. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our 2000 Annual Report.

2. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at April 30, 2001, and October 31, 2000, and the results of operations and cash flows for the three months, six months and twelve months ended April 30, 2001 and 2000.

         We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

3. Our business is seasonal in nature. The results of operations for the three-month and six-month periods ended April 30, 2001, do not necessarily reflect the results to be expected for the full year.

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

                                                     Three Months              Six Months               Twelve Months
                                                        Ended                    Ended                     Ended
                                                       April 30                 April 30                  April 30
                                                --------------------      --------------------      --------------------
                                                                 (in thousands except per share amounts)
                                                  2001         2000         2001         2000         2001         2000
                                                -------      -------      -------      -------      -------      -------

Net Income                                      $39,869      $37,436      $90,171      $81,530      $72,672      $64,506
                                                =======      =======      =======      =======      =======      =======

Average shares of common stock
  outstanding for basic earnings per share       32,126       31,526       32,056       31,453       31,900       31,296
Contingently issuable shares under
  the long-term incentive plan                      231          178          246          179          274          204
                                                -------      -------      -------      -------      -------      -------

Average shares of dilutive stock                 32,357       31,704       32,302       31,632       32,174       31,500
                                                =======      =======      =======      =======      =======      =======

Earnings Per Share:
  Basic                                         $  1.24      $  1.19      $  2.81      $  2.59      $  2.28      $  2.06
  Diluted                                       $  1.23      $  1.18      $  2.79      $  2.58      $  2.26      $  2.05

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

         All of our other activities included in Other in the segment tables consist primarily of propane operations conducted by a master limited partnership of which a wholly owned subsidiary of Piedmont Energy Partners has an equity interest.

         We evaluate performance based on margin, operations and maintenance expenses, operating income and income before taxes. The basis of segmentation and the basis of the measurement of segment profit or loss have not changed from that reported in our audited financial statements for the year ended October 31, 2000.

         Continuing operations by segment for the three months and six months ended April 30, 2001 and 2000, are presented below:

                                          Domestic                 Retail
                                         Natural Gas               Energy
                                        Distribution              Marketing                   Other                   Total
                                    --------------------    ---------------------     ---------------------    --------------------
                                                                          (in thousands)
Three Months Ended April 30           2001        2000        2001         2000         2001         2000        2001        2000
---------------------------         --------    --------    --------     --------     --------     --------    --------    --------
Revenues from external customers    $408,012    $282,955    $     --     $     --     $     --     $ 11,236    $408,012    $294,191
Margin                               119,630     115,163          --           --         (264)       4,485     119,366     119,648
Operations and maintenance
   expenses                           32,890      32,119          --            2          589        2,871      33,479      34,992
Operating income                      45,181      43,581          (1)          (3)        (857)         806      44,323      44,384
Other income                           1,956       1,878       4,883        1,817        1,221           15       8,060       3,710
Income before income taxes            60,773      58,869       4,732        2,154          368          779      65,873      61,802
Capital expenditures                  15,323      22,312          --           --           --          250      15,323      22,562

Six Months Ended April 30
-------------------------
Revenues from external customers    $875,585    $551,603    $     --     $     --     $     --     $ 26,458    $875,585    $578,061
Margin                               248,232     232,236          --           --         (264)      11,080     247,968     243,316
Operations and maintenance
   expenses                           67,453      62,818           1            2          564        5,236      68,018      68,056
Operating income                      94,816      89,315           1          (19)        (833)       4,328      93,984      93,624
Other income                           3,711       3,884      18,439        8,704        3,316           35      25,466      12,623
Income before income taxes           128,486     121,063      18,032        9,351        2,490        4,217     149,008     134,631
Capital expenditures                  44,109      42,921          --           --           --          508      44,109      43,429

         A reconciliation of net income in the consolidated financial statements for the three months and six months ended April 30, 2001 and 2000, is presented below:

                                                                      Three Months                  Six Months
                                                                     Ended April 30               Ended April 30
                                                                 ----------------------      ----------------------
                                                                   2001          2000          2001           2000
                                                                 --------      --------      --------      --------
                                                                                   (in thousands)
Income before income taxes for  reportable segments              $ 65,505      $ 61,023      $146,518      $130,414
Income before income taxes for other non-utility activities           368           779         2,490         4,217
Income taxes                                                       26,004        24,366        58,837        53,101
                                                                 --------      --------      --------      --------
Net income                                                       $ 39,869      $ 37,436      $ 90,171      $ 81,530
                                                                 ========      ========      ========      ========

         A reconciliation of consolidated assets in the consolidated financial statements as of April 30, 2001 and October 31, 2000, is presented below:

                                          2001              2000
                                      -----------       -----------
                                             (in thousands)
Domestic natural gas operations       $ 1,456,674       $ 1,437,950
Retail energy marketing services           41,294             9,055
Other                                      36,971            34,959
Eliminations/Adjustments                  (56,400)          (36,961)
                                      -----------       -----------
Consolidated assets                   $ 1,478,539       $ 1,445,003
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

         We purchase natural gas for our regulated operations. We purchase gas primarily for resale under tariffs approved by the state commissions having jurisdiction over the service territory where the customer is located. We recover the cost of gas purchased for regulated operations through purchased gas adjustment mechanisms. We structure the pricing and performance of gas supply contracts to maximize flexibility and minimize cost and risk for the ratepayer. Our risk management policies allow us to use financial instruments for trading purposes and to hedge risks; however, currently, we do not engage in such activities.

         In the quarter ended April 30, 2001, we purchased financial call options for natural gas for delivery in January 2002 under the guidelines of the Tennessee Incentive Plan. This plan establishes an incentive sharing mechanism based on differences in the actual cost of gas purchased and benchmark rates, together with income from marketing transportation and storage capacity in the secondary market, subject to an overall cap of $1.6 million on gains or losses. Gains or losses inside of the cap are part of a regulatory asset that will be recovered from ratepayers. Any gains or losses outside of the overall cap will be shared between the ratepayer and the shareholder. At the end of the quarter, these options were marked to their fair value. The portion of the fair value subject to recovery under the incentive plan was deferred under regulatory accounting. The portion of the fair value that was outside the provisions of the incentive plan was included in other gas revenues.

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

All of these factors are difficult to predict and many are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in our documents or oral presentations, the words "anticipate," "believe," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements.

Financial Condition

We finance current cash requirements primarily from operating cash flows and short-term borrowings. Outstanding short-term borrowings under our bank lines of credit ranged from zero to $127 million during the quarter ended April 30, 2001, and from zero to $148.5 million during the six months ended April 30, 2001. The level of our short-term borrowings can vary significantly over the year due to changes in the wholesale prices for natural gas that we are charged by our suppliers and to increased gas supplies required to meet our customers' needs during cold weather. Short-term debt increases when wholesale prices for natural gas increase because we must pay our suppliers for the gas before we can recover our gas costs from our customers through their monthly bills. In addition to short-term borrowings, we sell common stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. Our dividend reinvestment and stock purchase plan is also a source of capital.

The natural gas business is seasonal in nature resulting in fluctuations in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers in addition to short-term borrowings discussed above. From April 1 to October 31, we build up natural gas inventories by injecting gas into storage for sale in the colder months. Inventory of stored gas decreased and accounts payable and accounts receivable increased from October 31, 2000, to April 30, 2001, due to this seasonality and the demand for gas during the winter season. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year. Due to increased wholesale gas costs, our accounts receivable are higher than historical levels as of April 30, 2001, as such gas costs are passed through to our customers through purchased gas adjustment (PGA) mechanisms. This balance in accounts receivable is likely to remain at higher levels since some customers may be slow to pay their gas bills that were higher than normal due to the increased wholesale gas costs and colder-than-normal weather. We may also incur more short-term debt to pay gas commodity and other bills if collections from customers are significantly slower. It is also likely that some customers will be unable to pay their gas bills, thereby increasing our bad debt expense. In response to this possibility, we increased our reserve for uncollectibles in January.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our approximately 5% current annual growth in customer base. Utility construction expenditures for the three months ended April 30, 2001, were $15.3 million, compared with $22.3 million for the same period in 2000. Utility construction expenditures for the six months ended April 30, 2001, were $44 million, compared with $42.9 million for the same period in 2000. Utility construction expenditures for the twelve-month period ended April 30, 2001, were $109.8 million, compared with $98.1 million for the same period in 2000.

On June 4, 2001, we filed a combined debt and equity shelf registration statement for $250 million of securities with the Securities and Exchange Commission. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used for general corporate purposes, including construction of additional facilities, the repayment of short-term debt and working capital needs. Pending such use, we may temporarily invest the net proceeds in investment grade securities.

At April 30, 2001, our capitalization consisted of 43% in long-term debt and 57% in common equity.

Results of Operations

We will discuss the results of operations for the three months, six months and twelve months ended April 30, 2001, compared with similar periods in 2000.

Margin

Margin (operating revenues less cost of gas) for the three months ended April 30, 2001, increased $4.5 million compared with the same period in 2000 primarily for the reasons listed below.

         o Even though delivered volumes of natural gas, which we refer to as system throughput, decreased 3.4 million dekatherms from the same period in 2000, increased customer growth and 11% colder weather contributed to margin. Higher-margin residential customers consumed 2.7 million more dekatherms than the same period in 2000.

         o Rates charged to customers were increased due to general rate increases in Tennessee effective July 1, 2000, and in North Carolina effective November 1, 2000.

         o Secondary market wholesale transactions increased margin as compared with the same period in 2000.

         o Margin for the current three-month period reflects revenues from customers of $5.9 million from the weather normalization adjustment (WNA) due to weather that was 5% warmer than normal. The WNA is designed to offset the impact of unusually cold or warm weather on customer billings and operating margin. The same period in 2000 reflected increased margin of $6.7 million from the WNA due to weather that was 15% warmer than normal.

Margin for the six months ended April 30, 2001, increased $16 million compared with the same period in 2000 primarily for the reasons listed below.

         o System throughput increased 5.6 million dekatherms over the same period in 2000, primarily due to customer growth and 22% colder weather.

         o Rates charged to customers were increased due to general rate increases as noted above.

         o Secondary market wholesale transactions increased margin as compared with the same period in 2000.

Margin for the current six-month period reflects WNA refunds of $8.5 million, compared with WNA charges of $19.3 million for the same period in 2000.

Margin for the twelve months ended April 30, 2001, increased $16.9 million compared with the same period in 2000 primarily for the reasons listed below.

         o System throughput increased 2.8 million dekatherms over the same period in 2000, primarily due to customer growth and 19% colder weather.

         o Rates charged to customers were increased due to general rate increases as noted above.

         o Secondary market wholesale transactions increased margin as compared with the same period in 2000.

Margin for the current twelve-month period reflects WNA refunds of $8.5 million, compared with WNA charges of $19.3 million for the same period in 2000.

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

Operations and Maintenance Expenses

Operations and maintenance expenses for the three months ended April 30, 2001, increased $773,000 compared with the same period in 2000 primarily for the reasons listed below.

         o        Increase in transportation,

         o        Increase in utilities,

         o        Increase in the provision for uncollectibles,

         o        Increase in outside consultants fees and

         o        Increase in employee benefits.

A decrease in payroll partially offset these increases for the three months ended April 30, 2001, compared with the same period in 2000.

Operations and maintenance expenses for the six months ended April 30, 2001, increased $4.6 million compared with the same period in 2000 primarily for the reasons listed below.

         o        Increase in payroll,

         o        Increase in utilities,

         o        Increase in the provision for uncollectibles and

         o        Increase in outside consultants fees.

A decrease in advertising expense partially offset these increases for the six months ended April 30, 2001, compared with the same period in 2000.

Operations and maintenance expenses for the twelve months ended April 30, 2001, increased $10.1 million compared with the same period in 2000 primarily for the reasons listed below.

         o        Increase in payroll,

         o        Increase in utilities,

         o        Increase in employee expenses,

         o        Increase in the provision for uncollectibles,

         o        Increase in risk insurance,

         o        Increase in outside consultants fees and

         o        Increase in employee benefits.

Decreases in outside labor expense and advertising expense partially offset these increases for the twelve months ended April 30, 2001, compared with the same period in 2000.

General Taxes

General taxes for the three months ended April 30, 2001, increased $675,000 compared with the same period in 2000 primarily due to an increase in property taxes.

General taxes for the six months ended April 30, 2001, increased $1.3 million compared with the same period in 2000 primarily due to an increase in property taxes, partially offset by a decrease in franchise taxes.

General taxes for the twelve months ended April 30, 2001, decreased $1.1 million compared with the same period in 2000 primarily for the reasons listed below.

         o Elimination of the gross receipts tax in North Carolina as noted above and

         o        Decrease in franchise taxes.

An increase in property taxes partially offset these decreases for the twelve months ended April 30, 2001, compared with the same period in 2000.

Other Income

Other income for the three months and six months ended April 30, 2001, increased $1.4 million and $4.1 million, respectively, compared with the same periods in 2000 primarily for the reasons listed below.

         o Increase in earnings from unregulated retail energy marketing services and

         o Increase in earnings from non-utility interstate LNG operations.

These increases were partially offset by the following decreases.

         o        Decrease in earnings from jobbing operations,

         o        Decrease in earnings from propane operations,

         o Decrease in the portion of the allowance for funds used during construction (AFUDC) attributable to equity funds.

Other income for the twelve months ended April 30, 2001, increased $8.1 million compared with the same period in 2000 primarily for the reasons listed below.

         o Increase in earnings from unregulated retail energy marketing services,

         o Increase in earnings from non-utility interstate LNG operations,

         o        Increase in earnings from intrastate pipeline operations and

         o Gain on sale of propane assets in connection with a business combination in August 2000.

These increases in other income were partially offset by a decrease in the portion of the AFUDC attributable to equity funds and a decrease in earnings from jobbing operations.

Utility Interest Charges

Utility interest charges for the three months ended April 30, 2001, increased $529,000 compared with the same period in 2000 primarily due to an increase in interest on long-term debt from higher amounts of debt outstanding. An increase in the portion of the AFUDC attributable to borrowed funds partially offset this increase.

Utility interest charges for the six months and twelve months ended April 30, 2001, increased $962,000 and $4 million, respectively, compared with the same periods in 2000 primarily for the reasons listed below.

         o Increase in interest on long-term debt from higher amounts of debt outstanding,

         o Increase in interest on short-term debt due to higher amounts of debt outstanding (primarily due to the increases in the wholesale commodity prices of natural gas) at slightly higher interest rates and

         o Increase in interest on refunds due customers from larger balances outstanding in the current periods.

These increases in utility interest charges were partially offset by an increase in the portion of the AFUDC attributable to borrowed funds.

                           PART II. OTHER INFORMATION

Item 5.   Other Information

Expansion Fund

As previously reported, the North Carolina Utilities Commission (NCUC) has established an expansion fund consisting of supplier refunds due customers to be used to extend natural gas service into unserved areas of the state. The NCUC decides the use of these funds as we file individual project applications for unserved areas. The NCUC has authorized us to use $38.5 million of the expansion funds to extend natural gas service to the counties of Avery, Mitchell and Yancey, of which $26.6 million has been used as of April 30, 2001. The total cost of the project is estimated to be $44.2 million. As of April 30, 2001, the North Carolina State Treasurer held $17.1 million in our expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the condensed consolidated balance sheet as of April 30, 2001.

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


                           Piedmont Natural Gas Company, Inc.
                           ----------------------------------
                                        (Registrant)



Date  June 8, 2001         /s/ David J. Dzuricky
    --------------         ---------------------------------------------
                               David J. Dzuricky
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)



Date  June 8, 2001         /s/ Barry L. Guy
    --------------         ---------------------------------------------
                               Barry L. Guy
                               Vice President and Controller
                               (Principal Accounting Officer)