Form 10-Q
period 2001-07-31
PIEDMONT NATURAL GAS CO INC
filed 2001-09-14
CIK 78460

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                               Outstanding at September 7, 2001
---------------------------              --------------------------------
 Common Stock, no par value                    32,351,689


===============================================================================
                               Page 1 of 19 pages

Item 1. Financial Statements

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
            --------------------------------------------------------


                                                               July 31,           October 31,
                                                                 2001                2000
                                                              Unaudited             Audited
                                                              ----------          ----------
                  ASSETS

Utility Plant, at original cost                               $1,607,295          $1,533,962
  Less accumulated depreciation                                  499,842             462,955
                                                              ----------          ----------
    Utility plant, net                                         1,107,453           1,071,007
                                                              ----------          ----------

Other Physical Property (net of accumulated
  depreciation of $1,300 in 2001 and $1,187 in 2000)               1,107                 976
                                                              ----------          ----------
Current Assets:
  Cash and cash equivalents                                        4,308               8,747
  Restricted cash                                                 17,142              39,796
  Receivables (less allowance for doubtful
    accounts of $597 in 2001 and $482 in 2000)                    42,819              55,145
  Gas in storage                                                  52,583              67,709
  Deferred cost of gas                                            14,037              13,228
  Deferred income taxes                                           15,695                  --
  Refundable income taxes                                            708              69,118
  Prepayments and other                                           50,971              30,492
                                                              ----------          ----------
    Total current assets                                         198,263             284,235
                                                              ----------          ----------
Deferred Charges and Other Assets                                101,756              88,785
                                                              ----------          ----------
      Total                                                   $1,408,579          $1,445,003
                                                              ----------          ----------

         CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock                                              $  328,037          $  314,230
    Retained earnings                                            250,057             213,142
                                                              ----------          ----------
      Total common stock equity                                  578,094             527,372
  Long-term debt                                                 449,000             451,000
                                                              ----------          ----------
      Total capitalization                                     1,027,094             978,372
                                                              ----------          ----------
Current Liabilities:
  Current maturities of long-term debt and
    sinking fund requirements                                      2,000              32,000
  Notes payable                                                   69,500              99,500
  Accounts payable                                                43,782              87,604
  Deferred income taxes                                               --               8,678
  General taxes accrued                                            8,680              11,205
  Refunds due customers                                           43,742              32,889
  Other                                                           14,622              25,121
                                                              ----------          ----------
    Total current liabilities                                    182,326             296,997
                                                              ----------          ----------
Deferred Credits and Other Liabilities                           199,159             169,634
                                                              ----------          ----------
      Total                                                   $1,408,579          $1,445,003
                                                              ----------          ----------


See notes to condensed consolidated financial statements.

             Condensed Statements of Consolidated Income (Unaudited)
                     (in thousands except per share amounts)
             ------------------------------------------------------


                                                   Three Months                  Nine Months                   Twelve Months
                                                      Ended                         Ended                         Ended
                                                     July 31                       July 31                       July 31
                                            -------------------------       ----------------------      ------------------------
                                               2001            2000           2001          2000           2001           2000
                                            ---------       ---------       --------      --------      ----------      --------

Operating Revenues                          $ 121,779       $ 131,211       $997,364      $682,814      $1,144,927      $777,568
Cost of Gas                                    78,142          87,740        705,495       407,107         810,434       461,107
                                            ---------       ---------       --------      --------      ----------      --------

Margin                                         43,637          43,471        291,869       275,707         334,493       316,461
                                            ---------       ---------       --------      --------      ----------      --------

Other Operating Expenses:
  Operations                                   28,802          26,779         86,961        81,539         115,364       106,775
  Maintenance                                   4,975           4,367         14,269        12,423          18,906        16,586
  Depreciation                                 13,003          12,318         38,555        36,300          51,149        47,816
  General taxes                                 5,289           4,428         16,441        14,328          20,873        19,277
  Income taxes                                 (7,516)         (5,495)        41,733        40,701          34,594        35,330
                                            ---------       ---------       --------      --------      ----------      --------

    Total other operating expenses             44,553          42,397        197,959       185,291         240,886       225,784
                                            ---------       ---------       --------      --------      ----------      --------

Operating Income                                 (916)          1,074         93,910        90,416          93,607        90,677
Other Income, Net                              (6,353)         (2,087)         8,301         8,448          11,767         7,711
                                            ---------       ---------       --------      --------      ----------      --------

Income Before Utility Interest Charges         (7,269)         (1,013)       102,211        98,864         105,374        98,388
Utility Interest Charges                        9,536           9,233         28,845        27,580          39,261        35,912
                                            ---------       ---------       --------      --------      ----------      --------

Net Income                                  ($ 16,805)      ($ 10,246)      $ 73,366      $ 71,284      $   66,113      $ 62,476
                                            =========       =========       ========      ========      ==========      ========


Average Shares of Common Stock:
   Basic                                       32,243          31,676         32,119        31,528          32,043        31,446
   Diluted                                     32,243          31,676         32,360        31,707          32,299        31,638

Earnings Per Share of Common Stock:
   Basic                                    ($   0.52)      ($   0.32)      $   2.28      $   2.26      $     2.06      $   1.99
   Diluted                                  ($   0.52)      ($   0.32)      $   2.27      $   2.25      $     2.05      $   1.97

Cash Dividends Per Share
  of Common Stock                           $   0.385       $   0.365       $  1.135      $  1.075      $     1.50      $   1.42


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)
           -----------------------------------------------------------


                                                            Three Months              Nine Months                Twelve Months
                                                               Ended                     Ended                       Ended
                                                              July 31                   July 31                     July 31
                                                       ---------------------     ----------------------     -----------------------

                                                         2001         2000         2001          2000          2001          2000
                                                       --------     --------     ---------     --------     ---------     ---------
Cash Flows from Operating Activities:
  Net income                                           ($16,805)    ($10,246)    $  73,366     $ 71,284     $  66,113     $  62,476
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                       13,215       13,255        39,376       39,160        52,306        51,392
     Other, net                                          17,889        2,741         8,651        2,389        31,320         3,631
     Net gain on propane business combination, net
       of tax                                                --           --            --           --        (5,063)           --
     Change in operating assets and liabilities           4,251      (76,995)       32,370      (71,668)       22,571      (110,232)
                                                       --------     --------     ---------     --------     ---------     ---------
  Net cash provided by (used in) operating activities    18,550      (71,245)      153,763       41,165       167,247         7,267
                                                       --------     --------     ---------     --------     ---------     ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                     (23,895)     (25,118)      (64,417)     (66,049)     (103,697)      (94,767)
  Investment in propane partnership                          --           --            --           --       (30,552)           --
  Proceeds from propane business combination                 --           --            --           --        36,748            --
  Other                                                    (197)        (275)       (6,888)        (870)       (6,928)       (1,386)
                                                       --------     --------     ---------     --------     ---------     ---------
  Net cash used in investing activities                 (24,092)     (25,393)      (71,305)     (66,919)     (104,429)      (96,153)
                                                       --------     --------     ---------     --------     ---------     ---------

Cash Flows from Financing Activities:
  Increase (decrease) in bank loans, net                 35,515       97,000       (30,000)      47,500       (57,500)       68,000
  Issuance of long-term debt                                 --           --            --           --        60,000        90,000
  Retirement of long-term debt                          (32,000)      (2,000)      (32,000)      (2,000)      (32,000)      (46,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                 4,137        3,783        11,555       11,712        15,296        15,575
  Dividends paid                                        (12,407)     (11,555)      (36,452)     (33,880)      (48,058)      (44,642)
                                                       --------     --------     ---------     --------     ---------     ---------
  Net cash provided by (used in) financing activities    (4,755)      87,228       (86,897)      23,332       (62,262)       82,933
                                                       --------     --------     ---------     --------     ---------     ---------

Net Increase (Decrease) in Cash and Cash Equivalents    (10,297)      (9,410)       (4,439)      (2,422)          556        (5,953)

Cash and Cash Equivalents at Beginning of Period         14,605       13,162         8,747        6,174         3,752         9,705
                                                       --------     --------     ---------     --------     ---------     ---------

Cash and Cash Equivalents at End of Period             $  4,308     $  3,752     $   4,308     $  3,752     $   4,308     $   3,752
                                                       ========     ========     =========     ========     =========     =========

Cash Paid During the Period for:
  Interest                                             $ 17,206     $ 14,878     $  36,834     $ 31,374     $  40,431     $  36,580
  Income taxes                                         $     --     $ 34,062     $  48,745     $ 85,658     $  48,936     $  85,899


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

2. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at July 31, 2001, and October 31, 2000, and the results of operations and cash flows for the three months, nine months and twelve months ended July 31, 2001 and 2000.

       We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. See Note 7 concerning a change in estimate for one of our equity investees.

3. Our business is seasonal in nature. The results of operations for the three-month and nine-month periods ended July 31, 2001, do not necessarily reflect the results to be expected for the full year.

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

                                                    Three Months                   Nine Months              Twelve Months
                                                        Ended                         Ended                    Ended
                                                       July 31                       July 31                  July 31
                                                -----------------------       --------------------      --------------------
                                                                   (in thousands, except per share amounts)
                                                  2001           2000          2001          2000         2001        2000
                                                --------       --------       -------      -------      -------      -------

Net Income                                      $(16,805)      $(10,246)      $73,366      $71,284      $66,113      $62,476
                                                ========       ========       =======      =======      =======      =======

Average shares of common stock
  outstanding for basic earnings per share        32,243         31,676        32,119       31,528       32,043       31,446
Contingently issuable shares under
  the long-term incentive plan                        --             --           241          179          256          192
                                                --------       --------       -------      -------      -------      -------

Average shares of dilutive stock                  32,243         31,676        32,360       31,707       32,299       31,638
                                                ========       ========       =======      =======      =======      =======

Earnings Per Share:
  Basic                                         $   (.52)      $   (.32)      $  2.28      $  2.26      $  2.06      $  1.99
  Diluted                                       $   (.52)      $   (.32)      $  2.27      $  2.25      $  2.05      $  1.97

(a) For the three months ended July 31, 2001 and 2000, the inclusion of 231 and 178 contingently issuable shares, respectively, would be antidilutive.

5.     Business Segments

       We have two reportable business segments, domestic natural gas distribution and retail energy marketing services. Operations of our domestic natural gas distribution segment are conducted by the parent company and by limited liability companies of which two wholly owned subsidiaries of our wholly owned subsidiary, Piedmont Energy Partners, are members. Operations of our retail energy marketing services segment are conducted by a limited liability company of which a wholly owned subsidiary of Piedmont Energy Partners is a member. Our activities included in Other in the segment tables consist primarily of propane operations conducted by a master limited partnership of which a wholly owned subsidiary of Piedmont Energy Partners has an equity interest. All of our activities other than the utility operations of the parent are included in other income in the consolidated income statement.

       We evaluate performance based on margin, operations and maintenance expenses, operating income and income before taxes. The basis of segmentation and the basis of the measurement of segment profit or loss have not changed from that reported in our audited financial statements for the year ended October 31, 2000.

       Continuing operations by segment for the three months and nine months ended July 31, 2001 and 2000, are presented below:

                                          Domestic                Retail
                                         Natural Gas              Energy
                                        Distribution             Marketing                Other                     Total
                                   ----------------------    -------------------    -------------------    ----------------------
                                                                        (in thousands)
Three Months Ended July 31            2001         2000        2001        2000      2001        2000         2001         2000
--------------------------         ---------    ---------    --------    -------    -------    --------    ---------    ---------
Revenues from external customers   $ 121,779    $ 131,211    $     --    $    --    $    --    $  3,510    $ 121,779    $ 134,721
Margin                                43,637       43,471          --         --         --         453       43,637       43,924
Operations and maintenance
   expenses                           33,777       31,146           7         --          3       2,574       33,787       33,720
Operating income                        (929)       1,075          (8)        (2)       656      (2,856)        (281)      (1,783)
Other income                           1,570        1,932     (10,286)    (2,988)    (1,764)        (87)     (10,480)      (1,143)
Income before income taxes           (16,404)     (11,714)    (10,334)    (2,467)    (1,739)     (2,919)     (28,477)     (17,100)
Capital expenditures                  25,434       25,860          --         --         --         247       25,434       26,107

Nine Months Ended July 31
-------------------------
Revenues from external customers   $ 997,364    $ 682,814    $     --    $    --    $    --    $ 29,968    $ 997,364    $ 712,782
Margin                               291,869      275,707          --         --       (264)     11,534      291,605      287,241
Operations and maintenance
   expenses                          101,230       93,964           9          2        566       7,810      101,805      101,776
Operating income                      93,887       90,390          (7)       (21)      (816)      1,472       93,064       91,841
Other income                           5,281        5,816       8,152      5,716      1,552         (52)      14,985       11,480
Income before income taxes           112,082      109,350       7,699      6,883        750       1,298      120,531      117,531
Capital expenditures                  69,543       68,781          --         --         --         755       69,543       69,536

       A reconciliation of net income in the consolidated financial statements for the three months and nine months ended July 31, 2001 and 2000, is presented below:

                                                                        Three Months                    Nine Months
                                                                        Ended July 31                  Ended July 31
                                                                  ------------------------        -----------------------
                                                                    2001            2000            2001           2000
                                                                  --------        --------        --------       --------
                                                                                       (in thousands)
Income before income taxes for reportable segments                $(26,738)       $(14,181)       $119,781       $116,233
Income before income taxes for other non-utility activities         (1,739)         (2,919)            750          1,298
Income taxes                                                       (11,672)         (6,854)         47,165         46,247
                                                                  --------        --------        --------       --------
Net income                                                        $(16,805)       $(10,246)       $ 73,366       $ 71,284
                                                                  ========        ========        ========       ========

       A reconciliation of consolidated assets in the consolidated financial statements as of July 31, 2001 and October 31, 2000, is presented below:

                                           2001               2000
                                       -----------        -----------
                                               (in thousands)
Domestic natural gas operations        $ 1,402,203        $ 1,437,950
Retail energy marketing services            25,008              9,055
Other                                       26,871             34,959
Eliminations/Adjustments                   (45,503)           (36,961)
                                       -----------        -----------
Consolidated assets                    $ 1,408,579        $ 1,445,003
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

       In the nine months ended July 31, 2001, we purchased financial call options for natural gas for delivery in January 2002 for our Tennessee gas purchase portfolio. The cost of these options and all gas costs incurred become a component under the guidelines of the Tennessee Incentive Plan. This plan establishes an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark rates. These differences, after applying a monthly 1% positive or negative deadband, together with income from marketing transportation and capacity in the secondary market and income (margin) from secondary market sales of gas are subject to an overall annual cap of $1.6 million for shareholder gains or losses.

       The net gains or losses on gas procurement costs within the deadband (99%-101% of the benchmark) are not subject to sharing under the Incentive Plan. Any net gains or losses on gas procurement costs outside the deadband are combined with capacity management benefits and shared between ratepayers and shareholders. This amount is subject to the $1.6 million cap and the shareholders' portion is placed in a regulatory asset to be surcharged or refunded to ratepayers.

       Currently, the options are marked to their fair value at the end of each month. The estimated shareholders' portion of the fair value subject to sharing is included in other gas revenues.

7.     Subsequent Events

       On August 27, 2001, SouthStar Energy Services LLC, of which we own a 30% interest and account for under equity accounting, reported that its net income was overstated due to the manner in which SouthStar estimated the amount of lost and unaccounted for gas in computing unbilled revenues. We previously reported on a Form 8-K filed August 27, 2001, that the adjustment may relate to prior fiscal years. Subsequently, additional information became available from SouthStar to indicate that material amounts did not relate to prior fiscal years. SouthStar has recorded the adjustment as a change in estimate. Our portion of the adjustment, $5 million net of tax, was recorded as a reduction in other income for the quarter ended July 31, 2001. The loss per share impact of the adjustment was $(.15) for the three months and $(.16) for the nine months and twelve months ended July 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document and other documents filed by us with the Securities and Exchange Commission (SEC) contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Our discussion contains forward-looking statements concerning, among others, plans, objectives, proposed capital expenditures and future events or performance. Our statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those suggested by the forward-looking statements. Important factors that could cause actual results to differ include:

         o Regulatory issues, including those that affect allowed rates of return, rate structure and financings. In addition to the impact of our three state regulatory commissions, we purchase natural gas transportation and storage services from interstate pipeline companies whose rates and services are regulated by the Federal Energy Regulatory Commission (FERC).

         o Residential, commercial and industrial growth in our service territories. Our ability to grow our customer base is impacted by general business and economic conditions, such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our local markets and the United States.

         o Deregulation, unanticipated impacts of restructuring and increased competition in the energy industry. We face strong competition from electric companies and energy marketing and trading companies. As a result of continued deregulation, we expect this highly competitive environment to continue.

         o The potential loss of large-volume industrial customers due to bypass or the shift by such customers to special competitive contracts at lower per-unit margins.

         o The ability to meet internal performance goals. Regulatory issues, customer growth, deregulation, economic and capital market conditions, the price and availability of natural gas and weather conditions can impact internal performance goals.

         o The capital-intensive nature of our business, including development project delays or changes in project costs. Weather and business delays, general economic conditions and the cost of funds to finance our capital projects can materially increase the cost of a project.

         o Changes in the availability and price of natural gas. To meet customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts will allow us to remain competitive. We have a diversified portfolio of local peaking facilities, transportation and storage contracts with interstate pipelines and supply contracts with major producers and marketers to satisfy the supply and deliverability requirements of our customers. Because these pipelines and producers are subject to risks associated with the drilling and exploration for natural gas, their risks also increase our exposure to supply and price availability.

         o        Changes in demographic patterns and weather conditions.
                  Weather conditions and other natural phenomena can have a large impact on our earnings. Severe weather conditions can impact the pipelines that transport gas to our city gate. Extended mild weather, either during the winter period or the summer period, can have a significant impact on the demand for and the price of natural gas.

         o        Changes in environmental requirements and cost of compliance.

         o Earnings of our equity investments. We have investments in unregulated retail energy marketing services, non-utility interstate LNG operations, intrastate pipeline operations and propane. These companies have risks that are inherent to their industries. As an equity investor, we assume the risks of these companies in proportion to our investment interest.

All of these factors are difficult to predict and many are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in our documents or oral presentations, the words "anticipate," "believe," "intend," "plan," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words or future or conditional verbs such as "will," "would," "should," "could" or "may" are intended to identify forward-looking statements.

Factors relating to our regulation and supervision are also described or incorporated in our Annual Report on Form 10-K, as well as information included in, or incorporated by reference from, future filings with the SEC. Some of the factors that may cause actual results to differ have been described above. Others, including those above, may be described elsewhere in this report. There also may be other factors besides those described or incorporated in this report or in the Form 10-K that could cause actual conditions, events or results to differ from those in the forward-looking statements.

Forward-looking statements reflect our current expectations only as of the date they are made. We assume no duty to update these statements should expectations change or actual results differ from current expectations.

Financial Condition

We finance current cash requirements primarily from operating cash flows and short-term borrowings. Outstanding short-term borrowings under bank lines of credit ranged from zero to $69.5 million during the quarter ended July 31, 2001, and from zero to $148.5 million during the nine months ended July 31, 2001. The level of short-term borrowings can vary significantly over the year due to changes in the wholesale prices for natural gas that we are charged by suppliers and to increased gas supplies required to meet our customers' needs during cold weather. Short- term debt increases when wholesale prices for natural gas increase because we must pay suppliers for the gas before we can recover our costs from our customers through their monthly bills. In addition to short-term borrowings, we sell common stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. Our dividend reinvestment and stock purchase plan is also a source of capital.

The natural gas business is seasonal in nature resulting in fluctuations in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers in addition to short-term borrowings discussed above. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year. Due to increased wholesale gas costs, our accounts receivable have been higher than historical levels during the nine months ended July 31, 2001, as such gas costs are passed through to customers under purchased gas adjustment (PGA) mechanisms. The balance in accounts receivable is likely to remain at higher levels since some customers may be slow to pay their gas bills that were higher than normal due to the increased wholesale gas costs and colder-than-normal weather this past winter. We may also incur more short-term debt to pay gas commodity and other bills if collections from customers are significantly slower. Some customers have been unable to pay their gas bills, thereby increasing our bad debt expense. Write-offs of accounts receivable increased $3.1 million, $3.4 million and $3.7 million for the three months, nine months and twelve months ended July 31, 2001, compared with similar periods ended July 31, 2000.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our approximately 4% current annual growth in customer base. Utility construction expenditures for the three months ended July 31, 2001, were $25.2 million, compared with $25.9 million for the same period in 2000. Utility construction expenditures for the nine months ended July 31, 2001, were $69.3 million, compared with $68.8 million for the same period in 2000. Utility construction expenditures for the twelve-month period ended July 31, 2001, were $109.1 million, compared with $98.1 million for the same period in 2000.

On June 4, 2001, we filed a combined debt and equity shelf registration statement for $250 million of securities with the Securities and Exchange Commission. The registration statement was declared effective on August 10. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used for general corporate purposes, including construction of additional facilities, the repayment of short-term debt and working capital needs. Pending such use, we may temporarily invest the net proceeds in investment grade securities.

We intend to issue $60 million of long-term debt in the fourth quarter of the fiscal year under this shelf. Proceeds from the issuance will be used to reduce short-term debt. Our pro forma capital structure after this activity would be long-term debt of 47% and common equity of 53%.

At July 31, 2001, our capitalization consisted of 44% in long-term debt and 56% in common equity.

Results of Operations

We will discuss the results of operations for the three months, nine months and twelve months ended July 31, 2001, compared with similar periods in 2000.

Margin

Margin (operating revenues less cost of gas) for the three months ended July 31, 2001, increased $166,000 compared with the same period in 2000 primarily for the reasons listed below.

         o Rates charged to customers were increased due to general rate increases in Tennessee effective July 1, 2000, and in North Carolina effective November 1, 2000.

         o Secondary market wholesale transactions increased margin as compared with the same period in 2000.

         o Other revenues increased margin as compared with the same period in 2000.

         o The addition of Gaffney, South Carolina customers in January 2001 increased margin as compared with the same period in 2000.

         o        Increased customer growth contributed to the margin increase.

These increases in margin were almost fully offset by a net decrease of 5 million dekatherms of delivered volumes of natural gas, which we refer to as system throughput, for the three months ended July 31, 2001, compared with the same period in 2000. This decrease in throughput and associated margin was due primarily to less demand from industrial customers, lower-priced competitive fuels and mild summer weather that reduced natural gas used for electric generation.

Margin for the nine months ended July 31, 2001, increased $16.2 million compared with the same period in 2000 primarily for the reasons listed below.

         o System throughput increased 589,000 dekatherms over the same period in 2000, primarily due to customer growth and 22% colder weather.

         o Rates charged to customers increased due to general rate increases as noted above.

         o Secondary market wholesale transactions increased margin as compared with the same period in 2000.

         o The addition of Gaffney, South Carolina customers in January 2001 increased margin.

         o Other revenues, such as late charges and reconnect fees, increased.

Margin for the current nine-month period reflects weather normalization adjustment (WNA) refunds of $8.5 million, compared with WNA charges of $19.3 million for the same period in 2000. The WNA is designed to offset the impact of unusually cold or warm weather on customer billings and operating margin.

Margin for the twelve months ended July 31, 2001, increased $18 million compared with the same period in 2000 primarily for the reasons listed below.


         o Even though system throughput decreased 884,000 dekatherms from the same period in 2000, increased customer growth and 19% colder weather contributed to margin. Higher-margin residential and commercial customers consumed 8 million more dekatherms and 2.9 million more dekatherms, respectively, than the same period in 2000.

         o Rates charged to customers increased due to general rate increases as noted above.

         o Secondary market wholesale transactions increased margin as compared with the same period in 2000.

         o The addition of Gaffney, South Carolina customers in January 2001 increased margin.

         o Other revenues, such as late charges and reconnect fees, increased.

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

Operations and Maintenance Expenses

Operations and maintenance expenses for the three months ended July 31, 2001, increased $2.6 million compared with the same period in 2000 primarily for the reasons listed below.

         o        Increase in transportation costs,

         o        Increase in outside labor,

         o        Increase in utilities,

         o        Increase in rents and leases,

         o        Increase in the provision for uncollectibles,

         o        Increase in advertising and

         o        Increase in office supplies.

Decreases in payroll and employee benefits partially offset these increases for the three months ended July 31, 2001, compared with the same period in 2000.

Operations and maintenance expenses for the nine months ended July 31, 2001, increased $7.3 million compared with the same period in 2000 primarily for the reasons listed below.

         o        Increase in payroll,

         o        Increase in materials,

         o        Increase in transportation costs,

         o        Increase in utilities,

         o        Increase in outside labor,

         o        Increase in the provision for uncollectibles,

         o        Increase in regulatory expenses,

         o        Increase in other corporate expenses and

         o        Increase in outside consultants fees.

A decrease in employee benefits partially offset these increases for the nine months ended July 31, 2001, compared with the same period in 2000.

Operations and maintenance expenses for the twelve months ended July 31, 2001, increased $10.9 million compared with the same period in 2000 primarily for the reasons listed below.

         o        Increase in payroll,

         o        Increase in utilities,

         o        Increase in rents and leases,

         o        Increase in the provision for uncollectibles,

         o        Increase in risk insurance,

         o        Increase in advertising expense,

         o        Increase in outside consultants fees and

         o        Increase in employee benefits.

A decrease in outside labor expense partially offset these increases for the twelve months ended July 31, 2001, compared with the same period in 2000.

General Taxes

General taxes for the three months, nine months and twelve months ended July 31, 2001, increased $861,000, $2.1 million and $1.6 million, respectively, compared with the same period in 2000 primarily for the reasons listed below.

         o        Increase in property taxes and

         o        Increase in payroll taxes.

A decrease in franchise taxes partially offset these increases in all periods ended July 31, 2001, compared with the same periods in 2000.

Other Income

Other income for the three months ended July 31, 2001, decreased $4.3 million, compared with the same period in 2000 primarily for the reasons listed below.

         o Decrease in earnings from unregulated retail energy marketing services, primarily due to the adjustment discussed in Note 7 to the financial statements, and

         o Decrease in the portion of the allowance for funds used during construction (AFUDC) attributable to equity funds.

An increase in earnings from propane operations partially offset these decreases for the three months ended July 31, 2001, compared with the same period in 2000.

Other income for the nine months ended July 31, 2001, decreased $147,000 compared with the same period in 2000 primarily for the reasons listed below.

         o        Decreases in earnings from jobbing operations and

         o Decrease in the portion of the AFUDC attributable to equity funds.

These decreases were partially offset by the following increases.

         o Increase in earnings from unregulated retail energy marketing services and

         o Increase in earnings from non-utility interstate LNG operations.

Other income for the twelve months ended July 31, 2001, increased $4.1 million compared with the same period in 2000 primarily for the reasons listed below.

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

Utility Interest Charges

Utility interest charges for the three months ended July 31, 2001, increased $303,000 compared with the same period in 2000 primarily for the reasons listed below.

         o Increase in interest on long-term debt from higher amounts of debt outstanding and

         o Increase in interest on refunds due customers from larger balances outstanding in the current period.

These increases were partially offset by the following decreases.

         o Decrease in interest on short-term debt due to lower amounts of debt outstanding at lower interest rates and

         o Increase in the portion of the AFUDC attributable to borrowed funds.

Utility interest charges for the nine months and twelve months ended July 31, 2001, increased $1.3 million and $3.3 million, respectively, compared with the same periods in 2000 primarily for the reasons listed below.

         o Increase in interest on long-term debt from higher amounts of debt outstanding,

         o Increase in interest on short-term debt due to higher amounts of debt outstanding over time at slightly higher interest rates and

         o Increase in interest on refunds due customers from larger balances outstanding in the current periods.

These increases in utility interest charges were partially offset by an increase in the portion of the AFUDC attributable to borrowed funds.

                           PART II. OTHER INFORMATION

Item 5.   Other Information

Expansion Fund

As previously reported, the North Carolina Utilities Commission (NCUC) has established an expansion fund consisting of supplier refunds due customers to be used to extend natural gas service into unserved areas of the state. The NCUC decides the use of these funds as we file individual project applications for unserved areas. The NCUC has authorized us to use $38.5 million of the expansion funds to extend natural gas service to the counties of Avery, Mitchell and Yancey, of which $26.6 million has been used as of July 31, 2001. The total cost of the project is estimated to be $44.2 million. As of July 31, 2001, the North Carolina State Treasurer held $17.3 million in our expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the condensed consolidated balance sheet as of July 31, 2001.

Greenbrier Pipeline Company, LLC

We have entered into a new equity venture, Greenbrier Pipeline Company, LLC, with Dominion Resources which is proposing to build a 263-mile interstate pipeline linking multiple gas supply basins and storage to growing demand in residential, commercial, industrial and power generation markets in the Southeast. Through a subsidiary, we will own a 33% equity interest and a subsidiary of Dominion will own the remaining 67%. The pipeline will originate in Kanawha County, West Virginia, with connections to Dominion Transmission and Tennessee Gas Pipeline, and extend through southwest Virginia into Granville County, North Carolina. The pipeline will cost $497 million, will be project financed by the owners and will be designed, constructed and operated by Dominion Transmission. Initial capacity will be 600,000 dekatherms of natural gas per day. A segment of the pipeline is expected to be in service by the second quarter of 2005 with the remainder to be completed by the fourth quarter of 2005. A certificate application will be filed with the Federal Energy Regulatory Commission in the first quarter of 2002.

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits -

         12       Computation of Ratio of Earnings to Fixed Charges.

(b)      Reports on Form 8-K -

         We filed no reports on Form 8-K during the quarter ended July 31, 2001; however, we have filed the following reports subsequent to quarter end.

         On August 2, 2001, we filed a report on Form 8-K reporting that we issued a press release on July 30, 2001, concerning a lawsuit filed by an affiliate of AGL Resources against Dynegy Marketing and Trade. The lawsuit purports to be "a derivative complaint on behalf of

         SouthStar Energy Services LLC." Our subsidiary is a 30% owner of SouthStar along with affiliates of AGL Resources and Dynegy.

         On August 7, 2001, we filed a report on Form 8-K reporting a downward revision of our earnings estimates for the three months ending July 31, 2001, and for the fiscal years ending October 31, 2001 and 2002.

         On August 27, 2001, we filed a report on Form 8-K reporting that we issued a press release on that date concerning SouthStar Energy Services LLC, of which we own a 30% interest. SouthStar's management reported that their net income was overstated due to the manner in which SouthStar estimated unbilled revenues.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Piedmont Natural Gas Company, Inc.
                               ----------------------------------
                                           (Registrant)



Date September 14, 2001        /s/ David J. Dzuricky
     ------------------        ------------------------------------------------
                               David J. Dzuricky
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)



Date September 14, 2001        /s/ Barry L. Guy
     ------------------        ------------------------------------------------
                               Barry L. Guy
                               Vice President and Controller
                               (Principal Accounting Officer)