Form 10-K405
period 2001-10-31
PIEDMONT NATURAL GAS CO INC
filed 2002-01-25
CIK 78460

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           (NO FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001
                                        OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 10, 2002.

                  Common Stock, no par value -- $1,094,847,837

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                     OUTSTANDING AT JANUARY 10, 2002
                -----                     -------------------------------

     Common Stock, no par value                     32,553,461

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders on February 22, 2002, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       Piedmont Natural Gas Company, Inc.


                          2001 FORM 10-K ANNUAL REPORT




                                TABLE OF CONTENTS

Part I.                                                                    Page
                                                                           ----

     Item 1.         Business                                                1
     Item 2.         Properties                                              6
     Item 3.         Legal Proceedings                                       6
     Item 4.         Submission of Matters to a Vote of Security Holders     6

Part II.

     Item 5.         Market for Registrant's Common Equity and
                        Related Stockholder Matters                          7
     Item 6.         Selected Financial Data                                 8
     Item 7.         Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                  8
     Item 7A.        Quantitative and Qualitative Disclosure about
                        Market Risk                                         24
     Item 8.         Financial Statements and Supplementary Data            25
     Item 9.         Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                 51

Part III.

     Item 10.        Directors and Executive Officers of the Registrant     52
     Item 11.        Executive Compensation                                 54
     Item 12.        Security Ownership of Certain Beneficial Owners
                        and Management                                      54
     Item 13.        Certain Relationships and Related Transactions         55

Part IV.

     Item 14.        Exhibits, Financial Statement Schedule, and
                        Reports on Form 8-K                                 56

                     Signatures                                             66

                                     PART I

Item 1.  Business
-----------------

         Piedmont Natural Gas Company, Inc., incorporated in 1950, is an energy and services company primarily engaged in the distribution of natural gas to 710,000 residential, commercial and industrial customers in North Carolina, South Carolina and Tennessee. We are the second-largest natural gas utility in the Southeast. Piedmont is also invested in a number of non-utility, energy-related businesses, including companies involved in unregulated retail natural gas and propane marketing and interstate and intrastate natural gas storage and transportation. We also retail residential and commercial gas appliances in Tennessee.

         In the Carolinas, our service area is comprised of numerous cities, towns and communities including Anderson, Greenville and Spartanburg in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington, Hickory and Spruce Pine in North Carolina. In Tennessee, our service area is the metropolitan area of Nashville. In January 2001, we began serving customers in Gaffney and Cherokee County, South Carolina, following the purchase of the natural gas system serving that area from Atmos Energy Corporation. For further information, see "Note 2. Regulatory Matters" in Item 8 of this report on page 35.

         We have two reportable business segments, domestic natural gas distribution and retail energy marketing services. Operations of our domestic natural gas distribution segment are conducted by the parent company and two wholly owned subsidiaries, Piedmont Intrastate Pipeline Company and Piedmont Interstate Pipeline Company, of our wholly owned subsidiary, Piedmont Energy Partners. Piedmont Intrastate is a 16.45% member of Cardinal Pipeline Company, L.L.C., which owns and operates an intrastate natural gas pipeline in North Carolina. Piedmont Interstate is a 35% member of Pine Needle LNG Company, L.L.C., which owns an interstate liquefied natural gas (LNG) peak-demand storage facility in North Carolina. Operations of our retail energy marketing services segment are conducted by Piedmont Energy Company, a wholly owned subsidiary of Piedmont Energy Partners. Piedmont Energy is a 30% member of SouthStar Energy Services LLC. SouthStar offers a combination of unregulated natural gas services to industrial, commercial and residential customers in the southeastern United States.

         Most of our other activities are conducted by Piedmont Propane Company, a wholly owned subsidiary of Piedmont Energy Partners. Piedmont Propane owns 20.69% of the membership interest in US Propane, L.P., which owns all of the general partnership interest and approximately 31% of the limited partnership interest in Heritage Propane Partners, L.P.

(NYSE:HPG). Heritage is the nation's fourth-largest propane distributor, serving customers in 29 states.

         Operating revenues shown in the consolidated financial statements represent revenues from utility operations only. The cost of purchased gas is a component of operating revenues. Substantially all changes in gas costs are passed on to customers through purchased gas adjustment procedures. Therefore, our operating revenues are impacted by changes in gas costs as well as by changes in volumes of gas sold and transported. Operating revenues for the year ended October 31, 2001, totaled $1.1 billion, of which 47% was from residential customers, 27% from commercial customers, 12% from industrial customers, 13% from secondary market activity and 1% from various other sources. Revenues from non-utility operations, less related costs, are shown in the statements of consolidated income in "non-utility activities, at equity" or "other, net" in Other Income. For further segment information, see "Note 8. Business Segments and Other Non-Utility Activities" in Item 8 of this report on page 43.

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

         We hold non-exclusive franchises for natural gas service in more than 90 communities we serve, with expiration dates from 2002 to 2050. The franchises are adequate for operation of our gas distribution business and do not contain restrictions which are of a materially burdensome nature. Two franchises that expired in 2000 are currently being negotiated, however, we continue to operate in those areas with no significant impact on our business. We believe that these franchises will be renewed with no material adverse impact to us. In most cases, the loss of a franchise would not have a material effect on operations. We have never failed to obtain the renewal of a franchise; however, this is not necessarily indicative of future action.

         Our utility business is seasonal in nature as variations in weather conditions generally result in greater revenues and earnings during the winter months. We normally inject natural gas into storage during summer months (principally April 1 through October 31) for withdrawal from storage during winter months (principally November 1 through March 31) when customer demand is higher. During the year ended October 31, 2001, the amount of natural gas in storage varied from 7.4 million dekatherms (one dekatherm equals 1,000,000 BTUs) to 20.8 million dekatherms, and the aggregate commodity cost of this gas in storage varied from $32.4 million to $75.1 million.

         The following is a five-year comparison of gas sales and other statistics for the years ended October 31, 1997 through 2001:

                                                         2001        2000        1999         1998        1997
                                                         ----        ----        ----         ----        ----
OPERATING REVENUES (in thousands):
  Sales and Transportation:
    Residential                                      $  525,650    $343,476    $295,108     $323,777     $319,722
    Commercial                                          299,672     207,087     168,731      189,341      195,862
    Industrial                                          129,732     202,120     143,129      162,336      191,565
    For Resale                                              371         249         254           87          266
                                                     ----------    --------    --------     --------     --------

      Total                                             955,425     752,932     607,222      675,541      707,415
  Secondary Market Sales                                145,712      73,505      75,734       86,333       64,411
  Miscellaneous                                           6,719       3,940       3,514        3,403        3,691
                                                     ----------    --------    --------     --------     --------

      Total                                          $1,107,856    $830,377    $686,470     $765,277     $775,517
                                                     ==========    ========    ========     ========     ========

GAS VOLUMES - DEKATHERMS (in thousands):
  System Throughput:
    Residential                                          47,869      40,520      38,111       41,142       38,339
    Commercial                                           31,002      29,315      26,668       28,528       28,476
    Industrial                                           54,285      61,144      64,171       64,165       65,000
    For Power Generation                                  1,169       4,081       6,991        9,141        3,236
    For Resale                                               29          20          29           17           27
                                                     ----------    --------    --------     --------     --------

      Total                                             134,354     135,080     135,970      142,993      135,078
                                                     ==========    ========    ========     ========     ========

  Secondary Market Sales                                 29,545      21,072      34,792       33,953       24,547
                                                    ===========    ========    ========     ========     ========

NUMBER OF RETAIL CUSTOMERS BILLED (12 month average):
  Residential                                           601,682     577,314     549,610      522,874      495,739
  Commercial                                             71,069      68,879      66,409       63,878       62,258
  Industrial                                              2,770       2,702       2,764        2,778        2,697
                                                     ----------    --------    --------     --------     --------

      Total                                             675,521     648,895     618,783      589,530      560,694
                                                     ==========    ========    ========     ========     ========

AVERAGE PER RESIDENTIAL CUSTOMER:
  Gas Used - Dekatherms                                  79.56        70.19       69.34        78.69        77.34
  Revenue                                              $873.63      $594.95     $536.94      $619.23      $644.94
  Revenue Per Dekatherm                                 $10.98        $8.48       $7.74        $7.87        $8.34

COST OF GAS (in thousands):
  Natural Gas Purchased                                $670,380    $426,329     $290,501    $337,400     $362,249
  Liquefied Petroleum Gas (LPG)                               -           -            -           -           77
  Transportation Gas Received (Not
    Delivered)                                              214        (868)      (1,236)        339       (1,840)
  Natural Gas Withdrawn from
   (Injected into) Storage, net                             115     (20,144)      (3,111)     (2,750)       2,597
  Other Storage                                            (983)     (4,937)      (4,937)        333          318
  Capacity Demand Charges                                80,622      94,095       91,661      94,831       87,439
  Other Adjustments                                      19,530      17,571       (6,916)     12,269        9,825
                                                     ----------    --------     --------    --------     --------

      Total                                            $769,878    $512,046     $365,962    $442,422     $460,665
                                                     ==========    ========     ========    ========     ========

COST OF GAS PER DEKATHERM OF GAS SOLD                     $6.94       $4.17        $3.05       $3.45        $3.81

SUPPLY AVAILABLE FOR DISTRIBUTION - DEKATHERMS
  (in thousands):
  Natural Gas Purchased                                 121,465     126,228      130,633     138,870      129,797
  LPG                                                         -           -            -           -           10
  Transportation Gas                                     44,285      31,896       44,322      42,091       32,026
  Natural Gas Withdrawn from
   (Injected into) Storage, net                           1,598        (712)        (373)     (3,301)          (3)
  Other Storage                                              50        (259)      (2,132)         27           16
  Company Use                                              (167)       (161)        (154)       (110)        (121)
                                                     ----------    --------    ---------    --------     --------

      Total                                             167,231     156,992      172,296     177,577      161,725
                                                     ==========    ========    =========    ========     ========

                                                          2001        2000        1999         1998        1997
                                                          ----        ----        ----         ----        ----
UTILITY CAPITAL EXPENDITURES (in thousands)             $90,212    $108,650     $102,020     $93,513      $93,482

GAS MAINS - MILES OF 3" EQUIVALENT                       19,500      18,900       18,400      18,200       17,800

DEGREE DAYS - SYSTEM AVERAGE:
  Actual                                                  3,821       3,097        3,124       3,339        3,471
  Normal                                                  3,541       3,563        3,597       3,612        3,611
  Percentage of Actual to Normal                           108%         87%          87%         92%          96%


         During the year ended October 31, 2001, 42.8 million dekatherms of gas were transported for large customers, compared with 32 million dekatherms in 2000. Deliveries to temperature-sensitive residential and commercial customers, whose consumption varies with the weather, totaled 78.9 million dekatherms in 2001, compared with 69.8 million dekatherms in 2000. Weather, as measured by degree days, was 8% colder than normal in 2001 and 13% warmer than normal in 2000.

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

         As of November 1, 2001, we have contracted to purchase the following pipeline firm transportation capacity in dekatherms of daily deliverability:

 Transco (including certain upstream arrangements with Dominion,
  Texas Gas and National Fuel)                                          495,400
 Tennessee Pipeline                                                      74,100
 Texas Eastern                                                            1,700
 Columbia Gas (through arrangements with Transco and Columbia Gulf)      23,000
 Columbia Gulf                                                           35,000
                                                                        -------
    Total                                                               629,200
                                                                        =======


         In addition, we have the following seasonal or peaking capacity in dekatherms of daily deliverability through local peaking facilities, storage contracts and third-party city gate arrangements to meet the firm demands of our markets:


 Piedmont LNG                                                           213,000
 Piedmont LPG                                                             8,000
 Transco Storage                                                         72,600
 Columbia Gas Storage                                                    91,200
 Tennessee Pipeline Storage                                              55,900
 Dominion Storage                                                         7,000
 Pine Needle LNG                                                        222,000
 Third-Party City Gate Arrangements                                      28,000
                                                                        -------
   Total                                                                697,700
                                                                        =======

         We own or have under contract 25.1 million dekatherms of storage capacity, either in the form of underground storage or

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

         During the year ended October 31, 2001, approximately 26% of the gas delivered was to industrial or large commercial customers who have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and some propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under existing regulations of the Federal Energy Regulatory Commission (FERC), certain large commercial or industrial customers located in proximity to the interstate pipelines delivering gas to us could attempt to bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, only minimal bypass activity has been experienced, in part because of our ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

         In the residential and small commercial markets, natural gas competes primarily with electricity for such uses as cooking and water heating and primarily with electricity and fuel oil for space heating.

         During the year ended October 31, 2001, our largest customer contributed $1.9 million, or .2%, to total operating revenues.

         We spend an immaterial amount for research and development costs. We contribute to gas industry-sponsored research projects; however, the amounts contributed to such projects are not material.

         Compliance with federal, state and local environmental protection laws has no material effect on capital expenditures, earnings or competitive position. For further information on environmental issues, see "Environmental Matters" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

         At October 31, 2001, we had 1,657 employees, compared with 1,603 at October 31, 2000.

Item 2.  Properties
-------------------

         Our properties consist primarily of distribution systems and related facilities to serve our utility customers. We have approximately 662 miles of lateral pipelines up to 16 inches in diameter that connect our distribution systems with the transmission systems of our pipeline suppliers. Natural gas is distributed through approximately 19,500 miles (three-inch equivalent) of distribution mains. The lateral pipelines and distribution mains are located on or under public streets and highways, or private property with the permission of the individual owners.

         We own or lease for varying periods district and regional offices for our operations.


Item 3.  Legal Proceedings
--------------------------

         There are a number of lawsuits pending against us in the ordinary course of business for damages alleged to have been caused by our employees. We have liability insurance which we believe is adequate to cover any material judgments that may result from these lawsuits.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         (a) Our Common Stock is traded on the New York Stock Exchange (NYSE). The following table provides information with respect to the high and low sales prices on the NYSE (symbol PNY) for each quarterly period for the years ended October 31, 2001 and 2000.

   2001        High        Low              2000        High        Low
   ----        ----        ---              ----        ----        ---

January 31   39.4375     29.1875         January 31   33.1875     28.2500
April 30     36.5500     31.7500         April 30     29.6875     23.7500
July 31      36.0000     32.1500         July 31      31.3125     26.5625
October 31   35.1000     29.1900         October 31   31.1875     26.5000


         (b) At January 10, 2002, our Common Stock was owned by 16,620 shareholders of record.

         (c) Information with respect to quarterly dividends paid on Common Stock for the years ended October 31, 2001 and 2000, is as follows:

               Dividends Paid                            Dividends Paid
  2001            Per Share                 2000            Per Share
  ----            ---------                 ----            ---------

January 31        36.5(cent)             January 31        34.5(cent)
April 30          38.5(cent)             April 30          36.5(cent)
July 31           38.5(cent)             July 31           36.5(cent)
October 31        38.5(cent)             October 31        36.5(cent)


         The amount of cash dividends that may be paid on Common Stock is restricted by provisions contained in our articles of incorporation and in note agreements under which long-term debt was issued. At October 31, 2001, all retained earnings were free of such restrictions.

Item 6.  Selected Financial Data
--------------------------------

         Selected financial data for the years ended October 31, 1997 through 2001, is as follows:

In thousands except per share amounts                2001             2000*            1999             1998             1997
                                                     ----             -----            ----             ----             ----
Margin                                            $  337,978       $  318,331       $  320,508       $  322,855       $  314,852
Operating Revenues                                $1,107,856       $  830,377       $  686,470       $  765,277       $  775,517
Net Income                                        $   65,485       $   64,031       $   58,207       $   60,313       $   54,074
Earnings per Share of Common Stock:
  Basic                                           $     2.03       $     2.03       $     1.88       $     1.98       $     1.81
  Diluted                                         $     2.02       $     2.01       $     1.86       $     1.96       $     1.79
Cash Dividends Per Share of Common Stock          $     1.52       $     1.44       $     1.36       $     1.28       $    1.205
Average Shares of Common Stock:
  Basic                                               32,183           31,600           31,013           30,472           29,883
  Diluted                                             32,420           31,779           31,242           30,717           30,229
Total Assets                                      $1,393,658       $1,445,003       $1,288,657       $1,162,844       $1,098,156
Long-Term Debt (less current maturities)          $  509,000       $  451,000       $  423,000       $  371,000       $  381,000
Rate of Return on Average Common Equity                12.04%           12.57%           12.25%           13.74%           13.42%
Long-Term Debt to Total Capitalization Ratio           47.60%           46.10%           46.24%           44.74%           47.58%

*The results for 2000 were impacted by the contribution of substantially all of Piedmont Propane Company's assets in exchange for a partnership interest in Heritage Propane Partners, L.P. This transaction resulted in $5.1 million in net income,or earnings per share of $.16.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Forward-Looking Statements

         This document and other documents we file with the Securities and Exchange Commission (SEC) contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements orally to analysts, investors, the media and others. Our discussion contains forward-looking statements concerning, among others, plans, objectives, proposed capital expenditures and future events or performance. Our statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those suggested by the forward-looking statements. Important factors that could cause actual results to differ include:

         o Regulatory issues, including those that affect allowed rates of return, rate structure and financings. In addition to the impact of our three state regulatory commissions, we purchase natural gas transportation and storage services from interstate pipeline companies whose rates and services are regulated by the Federal Energy Regulatory Commission (FERC).

         o Residential, commercial and industrial growth in our service territories. The ability to grow our customer base is impacted by general business and economic conditions such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our local markets and the United States.

         o Deregulation, unanticipated impacts of restructuring and increased competition in the energy industry. We face competition from electric companies and energy marketing and trading companies. As a result of continued deregulation, we expect this highly competitive environment to continue.

         o The potential loss of large-volume industrial customers to alternate fuels or to bypass or the shift by such customers to special competitive contracts at lower per-unit margins.

         o The ability to meet internal performance goals. Regulatory issues, customer growth, deregulation, economic and capital market conditions, the price and availability of natural gas and weather conditions can impact our performance goals.

         o The capital-intensive nature of our business, including development project delays or changes in project costs. Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost of a project.

         o Changes in the availability and price of natural gas. To meet customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts will allow us to remain competitive. We have a diversified portfolio of local peaking facilities, transportation and storage contracts with interstate pipelines and supply contracts with major producers and marketers to satisfy the supply and delivery requirements of our customers. Because these producers and pipelines are subject to risks associated with exploring, drilling, producing, gathering and transporting natural gas, their risks also increase our exposure to supply and price fluctuations.

         o Changes in weather conditions. Weather conditions and other natural phenomena can have a large impact on our earnings. Severe weather conditions can impact our suppliers and the pipelines that deliver gas to our distribution system. Extended mild weather, either during the winter period or the summer period, can have a significant impact on the demand for and the price of natural gas.

         o        Changes in environmental requirements and cost of compliance.

         o Earnings of our equity investments. We have investments in unregulated retail energy marketing services, non-utility interstate LNG operations, intrastate pipeline operations and propane. These companies have risks that are inherent to their industries. As an equity investor, we assume the risks of these companies in proportion to our investment interests.

         All of these factors are difficult to predict and many are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in our documents or oral presentations, the words "anticipate," "believe," "intend," "plan," "estimate," "expect," "objective," "projection," "budget," "forecast," "goal" or similar words or future or conditional verbs such as "will," "would," "should," "could" or "may" are intended to identify forward-looking statements.

         Factors relating to regulation and management are also described or incorporated in our Annual Report on Form 10-K, as well as information included in, or incorporated by reference from, future filings with the SEC. Some of the factors that may cause actual results to differ have been described above. Others may be described elsewhere in this report. There also may be other factors besides those described or incorporated in this report or in the Form 10-K that could cause actual conditions, events or results to differ from those in the forward-looking statements.

         Forward-looking statements reflect our current expectations only as of the date they are made. We assume no duty to update these statements should expectations change or actual results differ from current expectations.


Liquidity and Capital Resources

         The gas distribution business is highly weather sensitive and seasonal which may cause short-term cash requirements to vary significantly during the year. We finance current cash requirements through operating cash flows, short-term borrowings and the issuance of new common stock through dividend reinvestment and employee stock purchase plans. Short-term debt may be used to finance construction pending the issuance of long-term debt or equity. We sell common stock and long-term debt when market or other conditions are favorable for such long-term financing.

         Various banks provide lines of credit totaling $150 million for direct short-term borrowings. Additional lines are also available on an as needed, if available, basis. Borrowings under these lines include open-ended loans based on the Federal Reserve funds rate, LIBOR cost-plus loans, transactional borrowings and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. Outstanding short-term borrowings during 2001 ranged from zero to a high of $148.5 million and interest rates ranged from 2.6375% to 10.5% during the year. At October 31, 2001, $32 million of short-term debt was outstanding at a weighted average interest rate of 2.74%. The level of short-term borrowings can vary significantly over the year due to changes in the wholesale prices for natural gas that are charged by suppliers and to increased gas supplies required to meet our customers' needs during cold weather. Short-term debt may increase when wholesale prices for natural gas increase because we must pay suppliers for the gas before we can recover our costs from customers through their monthly bills.

         The natural gas business is seasonal in nature, resulting in fluctuations in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers in addition to short-term borrowings discussed above. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year. Due to increased wholesale gas costs and colder-than-normal weather this past winter, our accounts receivable balances over the current twelve-month period have been higher at certain times than historical levels, as such gas costs are passed through to customers under purchased gas adjustment (PGA) mechanisms. We incurred more short-term debt to pay gas bills and other operating costs since collections from customers were significantly slower. Some customers have been unable to pay their gas bills, thereby increasing our bad debts expense. Write-offs of accounts receivable, net of recoveries, increased $5.7 million compared with the prior year. Write-offs may continue to be higher than historical due to general economic conditions. See Gas Supply and Regulatory Proceedings for a discussion of special accounting treatment for excess write-offs of accounts receivable.

         We had $511 million of long-term debt outstanding at October 31, 2001. Annual sinking fund requirements and maturities of this debt are $2 million in 2002, $47 million in 2003, $2 million in 2004, zero in 2005 and $35 million in 2006. We retired $32 million of long-term debt in 2001.

         On June 4, 2001, we filed with the SEC a combined debt and equity shelf registration statement for $250 million of securities. The registration statement was declared effective on August 10. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used for general corporate purposes, including construction of additional facilities, the repayment of short-term debt and working capital needs. Pending such use, we may temporarily invest the net proceeds in investment grade securities.

         On September 26, 2001, we issued $60 million of 6.55% medium-term notes under this shelf registration statement. The note is to be redeemed in a single payment at maturity in 2011.

         At October 31, 2001, our capitalization ratio consisted of 48% long-term debt and 52% common equity. The embedded cost of long-term debt at that date was 7.73%. The return on average common equity for the year ended October 31, 2001, was 12.04%.

         Cash provided from operations, from financing and from the issuance of common stock through dividend reinvestment and stock purchase plans was sufficient to fund capital expenditures of $90.6 million, payments of debt principal and interest of $68.7 million and dividend payments to shareholders of $48.9 million.

         We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements that is funded through the sources noted above. The capital expansion program supports our 4% current annual growth in customer base. Utility capital expenditures for 2001 were $90.2 million. Utility capital expenditures totaling $96.9 million, primarily to serve customer growth, are budgeted for 2002.


Competition and Accounting for Regulated Activities

         The natural gas industry has undergone significant changes in moving toward a less-regulated marketplace. In response, we continue to assess the nature of our business and explore alternatives to the traditional utility role of purchase, sale and transportation of natural gas. Non-traditional ratemaking initiatives and market-based pricing of products and services provide additional challenges and opportunities for us. We anticipate that opportunities for non-regulated sales will increase as competition intensifies and further retail market unbundling occurs.

         We account for our regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). FAS 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying FAS 71, we have capitalized certain costs and benefits as regulatory assets and liabilities, respectively, pursuant to orders of state utility regulatory commissions, either in general rate proceedings or expense deferral proceedings, in order to provide for recovery of or refunds to utility customers in future periods. As competition increases and we are further subjected to the impacts of deregulation, we may not be able to continue to apply FAS 71 to all or parts of our business. If this were to occur, we would be required to apply accounting standards utilized by non-regulated enterprises. At such time as we determine that the provisions of FAS 71 no longer apply, costs previously deferred as regulatory assets in the consolidated balance sheets would be eliminated, net of the elimination of any regulatory liabilities. The composition and amount of regulatory assets and liabilities are shown in Note 1 to the consolidated financial statements.

         While we believe the provisions of FAS 71 continue to apply to our regulated operations, the changing nature of the business requires continual assessment of the impact of those changes on our accounting policies.


Gas Supply and Regulatory Proceedings

         To meet customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that supply and capacity contracts allow us to remain competitive. We have a diversified portfolio of local peaking facilities, transportation and storage contracts with interstate pipelines and supply contracts with major producers and marketers to satisfy the supply and delivery requirements of our customers.

         In our opinion, present rules and regulations of our three state utility regulators, the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA), permit the pass through of interstate pipeline capacity and storage service costs that may be incurred under orders or regulations of the FERC, as well as commodity gas costs from natural gas suppliers. The majority of our natural gas supply is purchased from producers and marketers in non-regulated transactions. Our rate schedules include provisions permitting the recovery of prudently incurred gas costs. The NCUC and the PSCSC require annual prudence reviews covering a historical twelve-month period. For the most recent period, the NCUC and the PSCSC found us to be prudent in our gas purchasing practices and allowed 100% recovery of our gas costs.

         In 1996, the TRA approved a performance incentive plan, effective July 1, 1996, that eliminated annual prudence reviews in Tennessee and established an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark rates, together with income from marketing transportation and storage capacity in the secondary market. The plan is subject to an overall annual cap of $1.6 million on gains or losses by us. The benefits of the incentive plan are the elimination of annual gas purchase prudence reviews, reduction of gas costs for customers and potential earnings to shareholders by sharing in gas cost reductions. Initially approved for a two-year period, the plan now continues each July 1 until we notify the TRA of termination 90 days before the end of a plan year or until the plan is modified, amended or terminated by the TRA.

         Secondary market transactions permit us to market short-term gas supplies and transportation services by contract with wholesale or off-system customers. These sales contribute the smallest per-unit margin to earnings; however, the program allows us to act as a wholesale marketer of natural gas and transportation capacity in order to generate operating margin from sources not restricted by the capacity of our retail distribution system. In North Carolina, a sharing mechanism is in effect where 75% of any margin earned is refunded to firm customers. Sales in Tennessee are included in the performance incentive plan discussed above.

         Approximately 26% of annual gas deliveries in 2001 were made to industrial or large commercial customers who have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and some propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under existing regulations of the FERC, certain large commercial or industrial customers located in proximity to the interstate pipelines delivering gas to us could attempt to bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, only minimal bypass activity has been experienced, in part because of our ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

         The NCUC has established an expansion fund consisting of supplier refunds due customers to be used to extend natural gas service into unserved areas of the state. The NCUC decides the use of these funds as we file individual project applications for unserved areas. From August 2000 through September 2001, we received $38.5 million from the expansion fund to extend natural gas service to the counties of Avery, Mitchell and Yancey. At October 31, 2001, the North Carolina State Treasurer held $5.6 million in our expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the consolidated balance sheets.

         Effective January 1, 2001, we purchased the natural gas distribution assets of Atmos Energy Corporation located in the city of Gaffney and portions of Cherokee County, South Carolina. The acquisition was at net book value of $6.6 million and added 5,400 customers and $1.5 million of margin to our operations.

         We have filed petitions with the NCUC and the PSCSC requesting permission to engage in certain hedging activities. Under these petitions, we are requesting advance prudency determination and full recovery under PGA procedures in these states for all costs to be incurred by us in connection with the implementation and administration of these hedging programs. We are unable to determine the outcome of these proceedings at this time.

         We requested special accounting treatment from the NCUC, the PSCSC and the TRA to allow us to defer for recovery in future rates the amounts of accounts receivable that were written off during 2001 in excess of amounts recovered through base rates. These higher write-offs resulted from the high gas prices and abnormally cold weather experienced during the 2000-2001 winter season. The PSCSC and the TRA approved deferral of only the gas cost portion of the excess write-offs, which totaled $1.3 million. The NCUC did not approve our request but stated that we could seek recovery of the gas cost portion of these excess write-offs in our next annual gas cost review proceeding.


Equity Investments

         Piedmont Energy Partners, Inc. (PEP), is a wholly owned subsidiary that is a holding company for various other wholly owned non-utility subsidiaries.

         Piedmont Intrastate Pipeline Company, a wholly owned subsidiary of PEP, is a 16.45% member of Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company. Cardinal owns and operates a 104-mile intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. There are long-term service agreements with local distribution companies for 100% of the 270 million cubic feet per day of firm transportation capacity on the pipeline. Cardinal is dependent on the interstate pipeline company serving North Carolina to deliver gas into the Cardinal pipeline system for service to these companies. Cardinal's long-term debt is secured by an interest in Cardinal's contracts and by pledges of the equity membership interests.

         Piedmont Interstate Pipeline Company, a wholly owned subsidiary of PEP, is a 35% member of Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle owns a liquefied natural gas
(LNG) peak-demand facility in North Carolina and is regulated by the FERC. Storage capacity of the facility is four billion cubic feet with vaporization capability of 400 million cubic feet per day and is fully subscribed under long-term service agreements with customers. We subscribe to slightly more than one-half of this capacity to provide gas for peak-use periods when demand is the highest. Pine Needle enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. The members of Pine Needle have pledged their membership interests as a guarantee of Pine Needle's long-term debt. Pine Needle has also pledged to the lender all its rights in long-term contracts to buy natural gas.

         Piedmont Propane Company, a wholly owned subsidiary of PEP, owns 20.69% of the membership interest in US Propane, L.P. US Propane owns all of the general partnership interest and approximately 31% of the limited partnership interest in Heritage Propane Partners, L.P., a marketer of propane through a nationwide retail distribution network in 29 states. Heritage competes with electricity, natural gas and fuel oil, as well as with other companies in the retail propane distribution business. The propane business, like natural gas, is very seasonal with weather conditions significantly affecting the demand for propane. Heritage purchases propane at numerous supply points for delivery to Heritage primarily via railroad tank cars and common carrier transport. Heritage's profitability is sensitive to changes in the wholesale price of propane. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in prices.

         Piedmont Energy Company, a wholly owned subsidiary of PEP, has a 30% equity interest in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. SouthStar offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeastern United States.

         SouthStar was formed and began marketing energy services in Georgia in 1998 when that state became the first in the Southeast to fully open to retail competition. After three years of deregulation, a study committee has been appointed to reevaluate the deregulation of the Georgia natural gas market. Some of the proposals could have a substantial impact on the business and earnings of SouthStar. We do not have sufficient information to permit us to predict the outcome of this study or any legislation or regulation that may result from the study.

         In August 2001, SouthStar reported that its net income was overstated due to the manner in which SouthStar estimated the amount of lost and unaccounted for gas in computing unbilled revenues. SouthStar recorded the adjustment as a change in estimate. Our portion of the adjustment, $5 million net of tax, was recorded as a reduction in other income for the quarter ended July 31, 2001. The loss per share impact of the adjustment was $(.15) for the year ended October 31, 2001.

         SouthStar manages commodity price risks through hedging activities using derivative financial instruments, physical commodity contracts and option-based weather derivative contracts.

         During 2001, we formed Piedmont Greenbrier Pipeline Company, LLC, a North Carolina limited liability company. This wholly owned subsidiary is a 33% equity member of Greenbrier Pipeline

Company, LLC (Greenbrier), a Delaware limited liability company. Greenbrier is proposing to build a 263-mile interstate pipeline linking multiple gas supply basins and storage to the growing demand of markets in the Southeast, with initial capacity of 600,000 dekatherms of natural gas per day. The pipeline will originate in Kanawha County, West Virginia, and extend through southwest Virginia to Granville County, North Carolina. The $497 million pipeline is expected to be project financed by the owners. The pipeline is expected to be ready for service by the second quarter of 2005. The certificate application for the project will be filed with the FERC in the first half of 2002.


Results of Operations

         Net income for 2001 was $65.5 million, compared with $64 million in 2000 and $58.2 million in 1999.

         Net income for 2001 increased $1.5 million from 2000 primarily for the reasons listed below.

         o Rates charged to customers increased due to general rate increases in Tennessee effective July 1, 2000, and in North Carolina effective November 1, 2000.

         o Even though system throughput decreased, delivered volumes from residential and commercial customers from whom we earn a higher margin increased.

         o        Increase in the allowance for funds used during construction
                  (AFUDC).

         o        Increase in interest income.

         o Increase in earnings from unregulated retail energy marketing services.

         o        Increase in earnings from non-utility LNG operations.

         o        Increase in earnings from secondary market transactions.

         o        Addition of Gaffney customers in January 2001.

These increases were partially offset for the reasons listed below.

         o        Operations and maintenance expenses increased.

         o        Depreciation expense increased.

         o        General taxes increased.

         o        Interest charges increased.

         o        Earnings from propane operations decreased.

         Net income for 2000 increased $5.8 million from 1999 primarily for the reasons listed below.

         o Regulatory rate changes increased rates and updated gas cost components.

         o        Decrease in general taxes.

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

         o        Increase in depreciation expense.

         o        Increase in utility interest charges.

         Compared with the prior year, weather in our service area was 23% colder in 2001, 1% warmer in 2000 and 6% warmer in 1999. Volumes of gas delivered to customers, which we refer to as system throughput, were 134.4 million dekatherms in 2001, compared with 135.1 million dekatherms in 2000, a decrease of 1%, and 136 million dekatherms in 1999. In addition to this system throughput, secondary market sales volumes were 29.5 million dekatherms in 2001, compared with 21.1 million dekatherms in 2000 and 34.8 million dekatherms in 1999.

         Operating revenues were $1,107.9 million in 2001, $830.4 million in 2000 and $686.5 million in 1999.

         Operating revenues for 2001 increased $277.5 million from 2000 primarily for the reasons listed below.

         o The commodity cost of gas increased significantly during the winter of 2000-2001 causing a corresponding increase in rates charged to customers.

         o        Increased customer growth and 23% colder weather.

         o Deliveries to higher-margin residential and commercial customers increased 9 million dekatherms.

         o        Rates increased due to general rate increases as noted above.

         o        Increased secondary market activity.

         o        The addition of Gaffney customers in January 2001.

         Operating revenues for 2000 increased $143.9 million from 1999 primarily for the reasons listed below.

         o Increase in the commodity cost of gas which is a component of revenues.

         o The shift in the industrial market from transportation of gas to sales of gas on which there is a commodity cost included in revenues.

         o        Deliveries to residential and commercial customers increased.

         The weather normalization adjustment mechanism (WNA) generated refunds to customers of $8.5 million in 2001 and revenues of $19.3 million and $19.7 million in 2000 and 1999, respectively. The WNA is designed to offset the impact that unusually cold or warm weather has on residential and commercial customer billings and margin. Weather 8% colder than normal was experienced in 2001, compared with 13% warmer-than-normal weather in 2000 and 1999.

         In general rate proceedings, the state regulatory commissions authorize us to recover a margin, applicable rate less cost of gas, on each unit of gas sold. The commissions also authorize us to negotiate lower rates to industrial customers when necessary to remain competitive. We are generally permitted to recover margin losses resulting from these negotiated transactions. The ability to recover such negotiated margin reductions is subject to continuing regulatory approvals.

         Cost of gas was $769.9 million in 2001, $512 million in 2000 and $366 million in 1999.

         Cost of gas for 2001 increased $257.9 million from 2000 primarily due to increases in commodity gas costs from our suppliers. Wholesale market prices for the winter of 2000-2001 were more than double the prices of the previous winter. Increases in wholesale prices resulted in lower volumes sold to customers due to customer conservation and the loss of industrial volumes to oil due to price competition. We also curtailed interruptible industrial customers for system management during a portion of the winter period.

         Cost of gas for 2000 increased $146 million from 1999 primarily due to increases in commodity gas costs and increases in volumes sold to residential and commercial customers and to industrial customers who shifted from transportation.

         Increases or decreases in purchased gas costs from suppliers have no significant impact on margin as substantially all changes are passed on to customers through PGA procedures.

         Margin was $338 million in 2001, $318.3 million in 2000 and $320.5 million in 1999. Margin increased or decreased due to the changes in revenues and cost of gas noted above. As explained in the general taxes discussion below, operating revenues, and therefore margin, included North Carolina gross receipts taxes of $9.6 million in 1999. The margin earned per dekatherm of system throughput increased by $.13 in 2001 from 2000 and did not change in 2000 from 1999.

         Operations and maintenance expenses were $133.4 million in 2001, $127 million in 2000 and $116.8 million in 1999.

         Operations and maintenance expenses for 2001 increased $6.4 million, compared with 2000, primarily due to the reasons listed below.

         o Increase in transportation expenses due to higher gasoline costs and increases in license fees and taxes.

         o Increase in utilities expense due to the installation of new communications units in service trucks and the higher volume of telephone calls to our customer information centers.

         o Increase in other corporate expense due to an increase in Directors' fees and an increase in bank charges for activity fees and for fees associated with higher committed bank lines.

         o Increase in the provision for uncollectibles due to higher charge-offs for customers who could not pay their bills due to higher gas prices and the colder-than-normal winter.

         o Amortization of North Carolina environmental expense as recovered from customers beginning in November 2000.

These increases were partially offset by the following decreases.

         o Decrease in employee benefits expense due primarily to a decrease in pension expense and the shift of the payment of administrative fees from benefit plan assets rather than by the sponsor.

         o Decrease in outside consultants expense due to a reduction in the need for information systems upgrades.

         Operations and maintenance expenses for 2000 increased $10.2 million, compared with 1999, primarily due to the reasons listed below.

         o Increase in payroll expense due to increased salaries and long-term incentive plan accruals.

         o Increase in insurance expense due to an increase in workers' compensation costs.

         o Increase in advertising expense for the production of new television, radio and print ads.

         o        Increase in the provision for uncollectibles.

         o Increase in outside consultants expense due to e-commerce activities and information systems upgrades.

         o Increase in employee benefits expense due to increases in health insurance premiums and payments.

A decrease in outside labor expense partially offset these increases in 2000. The information services area did not require the use of outside labor in network services, outsourcing and Year 2000 preparation as in 1999.

         Depreciation expense increased from $44.1 million to $52.1 million over the three-year period 1999 to 2001 primarily due to growth in plant in service.

         General taxes decreased from $29.5 million to $24 million over the three-year period 1999 to 2001 primarily due to the elimination of North Carolina gross receipts taxes explained below. This decrease was partially offset by an increase in property taxes due to growth in plant in service.

         Effective July 1, 1999, for bills rendered after August 1, 1999, we began charging a new excise tax on piped natural gas used in North Carolina. This tax replaced the sales and use tax and gross receipts tax that were previously applicable to piped natural gas. The excise tax is calculated using a declining block rate structure applied to the number of therms delivered each month.

         The gross receipts tax was included in our gas rates billed to customers and therefore was in our operating revenues. Gross receipts tax expense in the same amount was also included in general taxes. The sales and use tax was not included in rates but was collected as a surcharge and remitted to the state with no impact on the income statement. The excise tax follows the previous sales and use tax treatment and is not included in revenues or expenses. This change impacts the comparability of revenues, margin (revenues less cost of gas) and general taxes for 1999 relative to all other periods.

         Other income, net of income taxes, was $10.9 million in 2001, compared with income of $11.3 million in 2000 and a loss of $1.1 million in 1999. Other income for 2000 includes $5.1 million from a business combination affecting our propane operations. Pro forma other income for 2000 without this transaction would have been $6.2 million.

         Prior to August 2000, Piedmont Propane Company marketed propane and propane appliances to residential, commercial and industrial customers within and adjacent to our three-state natural gas service area. In August, US Propane, L.P., was formed to combine our propane operations with the propane operations of three other companies. Piedmont Propane owns 20.69% of the membership interest in US Propane. Immediately after formation, US Propane combined with Heritage Holdings, Inc., the general partner of Heritage Propane Partners, L.P., by contributing all of its assets to Heritage Holdings for $181.4 million in cash, assumed debt and common and limited partnership units and purchasing all of the outstanding stock of Heritage Holdings for $120 million. At the time of the combination, US Propane owned all of the general partnership interest and approximately 34% of the limited partnership interest in Heritage Propane Partners. This combination, including a gain on the transfer of the propane assets, transaction costs and certain employee benefit plans' gains and charges, contributed $5.1 million to net income in 2000.

         Using the pro forma amount of $6.2 million noted above, other income for 2001 increased $4.7 million, compared with 2000, primarily due to the following reasons.

         o Increase in earnings from unregulated retail energy marketing services.

         o        Increase in earnings from non-utility LNG operations.

         o        Increase in interest income.

         o        Increase in the portion of AFUDC attributable to equity.

         Also using the pro forma amount of $6.2 million, other income for 2000 increased $7.3 million, compared with 1999, primarily due to the following reasons.

         o Increase in earnings from unregulated retail energy marketing services.

         o        Increase in earnings from non-utility LNG operations.

         o        Increase in earnings from pipeline operations.

These increases were partially offset by a decrease in the portion of AFUDC attributable to equity.

         Utility interest charges were $39.4 million in 2001, $37 million in 2000 and $32.4 million in 1999.

         Utility interest charges for 2001 increased $2.4 million, compared with 2000, primarily due to the following reasons.

         o Increase in interest on long-term debt due to higher balances outstanding.

         o Increase in interest charged on refunds due customers due to higher balances outstanding.

These increases were partially offset by the following decreases.

         o Decrease in interest on short-term debt due to lower balances outstanding at lower interest rates.

         o Increase in the portion of AFUDC attributable to borrowed funds.

         Utility interest charges for 2000 increased $4.6 million, compared with 1999, primarily due to the following reasons.

         o Increase in interest on long-term debt due to higher balances outstanding.

         o Increase in interest on short-term debt due to higher balances outstanding at slightly higher rates.

These increases were partially offset by an increase in the portion of AFUDC attributable to borrowed funds.


Environmental Matters

         We have owned, leased or operated manufactured gas plant (MGP) facilities at 12 sites in our three-state service area. In 1997, we entered into a settlement with a third party with respect to nine of these sites. At October 31, 2001, we had an undiscounted environmental liability of $1.4 million for the remaining three MGP sites not covered by the settlement. This liability is estimated based on the minimum of the range of a generic MGP site study as we have not performed site-specific evaluations and is not net of any related recoveries.

         Our three state regulatory commissions authorized us to utilize deferral accounting, or to create a regulatory asset, for expenditures made in connection with environmental matters. At October 31, 2001, we had a regulatory asset in the amount of $5.8 million, net of recoveries from customers, in connection with the settlement noted above and the estimated liability for the remaining sites and for other environmental costs, primarily legal fees and engineering assessments. The North Carolina portion of this asset is being amortized as recovered from customers over the three-year period beginning November 1, 2000.

         Further evaluations of the three remaining sites could affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on financial position or results of operations.


Accounting Pronouncements

         Effective November 1, 2000, we adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), which clarifies issues regarding securitizations of financial assets and special purpose entities and collateralizations of transferred financial assets. FAS 140 is effective for transfers after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 did not have a material effect on results of operations or financial position.

         Effective November 1, 2002, we will adopt SFAS No. 141, "Business Combinations" (FAS 141). With FAS 141, business combinations must be accounted for under the purchase method; the pooling of interests method has been discontinued. FAS 141 also establishes new rules for recognizing intangible assets resulting from a purchase business combination and requires greater disclosure about a business combination. We believe the adoption of FAS 141 will not have a material effect on financial position or results of operations.

         Effective November 1, 2002, we will adopt SFAS No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 provides new guidance for the accounting for the acquisition of intangibles (but not those acquired in a business combination) and the manner in which intangibles, including goodwill, should be accounted for subsequent to their initial recognition. We are currently evaluating the effects of FAS 142 but do not believe its adoption will have a material effect on financial position or results of operations.

         Effective November 1, 2002, we will adopt SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 establishes standards of accounting for an asset retirement obligation (ARO) arising from the acquisition, construction, development and operation of a long-lived asset. Rate-regulated entities must recognize a regulatory asset or liability for differences in the timing of period costs of AROs due to the ability to recover costs related to retirement of long-lived assets through rates charged to customers. We are currently evaluating the effects of FAS 143 and have formed no opinion as to its effect on financial position or results of operations.

         Effective November 1, 2002, we will adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. We are currently evaluating the effects of FAS 144 and have formed no opinion as to its effect on financial position or results of operations.




Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         All financial instruments discussed below are held by us for purposes other than trading.

         We are potentially exposed to market risk due to changes in interest rates and the cost of gas. Exposure to interest rate changes relates to both short- and long-term debt. Exposure to gas cost variations relates to the supply of and demand for natural gas.

Interest Rate Risk

         We have short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements varies from period to period, depending upon many factors, including our investments in capital projects. Future short-term interest expense and payments will be impacted by both short-term interest rates and borrowing levels.

         At October 31, 2001, we had $32 million of short-term debt outstanding with a weighted average interest rate of 2.74%. We borrow primarily highly liquid debt instruments of a short-term nature and the carrying amount of such debt approximates fair value.

         The table below provides information about our long-term debt at October 31, 2001, that is sensitive to changes in interest rates.

                                Expected Maturity Date
                                ----------------------

                                                                     Fair Value
                                                                         at
                                                       There-        October 31,
                    2002   2003   2004   2005   2006   after  Total     2001
                    ----   ----   ----   ----   ----   -----  -----  -----------
                                    (dollars in millions)
Fixed Rate
 Long-term Debt    $2      $47    $2      --    $35    $425   $511      $565
Average Interest
 Rate              10.06%  6.39%  10.06%  --    9.44%  7.55%  7.60%

Commodity Price Risk

         In the normal course of business, we utilize contracts of various duration for the forward sales and purchase of natural gas. We manage our gas supply costs through a portfolio of short- and long-term procurement contracts with various suppliers. Due to cost-based rate regulation, we have limited exposure to changes in commodity prices as substantially all changes in purchased gas costs from suppliers are passed on to customers through purchased gas adjustment procedures.

         Additional information concerning market risk is set forth in "Liquidity and Capital Resources" in Item 7 of this report on page 10.



Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         Consolidated financial statements and schedules required by this item are listed in Item 14(a)1 and 2 in Part IV of this report on page 56.

CONSOLIDATED BALANCE SHEETS
October 31, 2001 and 2000

ASSETS
In thousands                                              2001          2000
                                                          ----          ----

Utility Plant:
  Utility plant in service                             $1,569,774    $1,464,392
    Less accumulated depreciation                         511,477       462,955
                                                       ----------    ----------
      Utility plant in service, net                     1,058,297     1,001,437
  Construction work in progress                            56,402        69,570
                                                       ----------    ----------

      Total utility plant, net                          1,114,699     1,071,007
                                                       ----------    ----------

Other Physical Property, at cost (net of
  accumulated depreciation of $1,341 in 2001
  and $1,187 in 2000)                                       1,163           976
                                                       ----------    ----------

Current Assets:
  Cash and cash equivalents                                 5,610         8,747
  Restricted cash                                           7,064        39,796
  Receivables (less allowance for doubtful
    accounts of $592 in 2001 and $482 in 2000)             25,898        55,145
  Inventories:
    Gas in storage                                         70,220        67,709
    Materials, supplies and merchandise                     2,942         6,041
  Deferred cost of gas                                     16,310        13,228
  Refundable income taxes                                  22,271        69,118
  Prepayments                                              24,986        24,451
                                                       ----------    ----------

      Total current assets                                175,301       284,235
                                                       ----------    ----------

Investments, Deferred Charges and Other Assets:
  Investments in non-utility activities, at equity         82,287        67,175
  Unamortized debt expense (amortized over life
    of related debt on a straight-line basis)               4,130         3,938
  Other                                                    16,078        17,672
                                                       ----------    ----------

      Total investments, deferred charges and other
        assets
                                                          102,495        88,785
                                                       ----------    ----------

      Total                                            $1,393,658    $1,445,003
                                                       ==========    ==========



See notes to consolidated financial statements.

CAPITALIZATION AND LIABILITIES
In thousands                                              2001           2000
                                                          ----           ----

Capitalization:
  Stockholders' equity:
    Cumulative preferred stock - no par
      value - 175 shares authorized                   $      --       $     --
    Common stock - no par value - 100,000
      shares authorized; outstanding, 32,463
      in 2001 and 31,914 in 2000                          332,038        314,230
    Retained earnings                                     229,718        213,142
    Accumulated other comprehensive income                 (1,377)          --
                                                      -----------     ----------
      Total stockholders' equity                          560,379        527,372
  Long-term debt                                          509,000        451,000
                                                      -----------     ----------

      Total capitalization                              1,069,379        978,372
                                                      -----------     ----------

Current Liabilities:
  Current maturities of long-term debt and sinking
    fund requirements                                       2,000         32,000
  Notes payable                                            32,000         99,500
  Accounts payable                                         41,144         88,313
  Customers' deposits                                       9,487          9,110
  Deferred income taxes                                     2,344          8,678
  General taxes accrued                                    14,544         11,205
  Refunds due customers                                    31,685         32,889
  Other                                                    16,023         16,011
                                                      -----------     ----------

      Total current liabilities                           149,227        297,706
                                                      -----------     ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                       143,211        145,070
  Unamortized federal investment tax credits                6,149          6,707
  Other                                                    25,692         17,148
                                                      -----------     ----------

      Total deferred credits and other liabilities        175,052        168,925
                                                      -----------     ----------

      Total                                           $ 1,393,658     $1,445,003
                                                      ===========     ==========




See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME
For the Years Ended October 31, 2001, 2000 and 1999

In thousands except per share amounts        2001          2000          1999
                                             ----          ----          ----

Operating Revenues                      $ 1,107,856     $ 830,377     $ 686,470
Cost of Gas                                 769,878       512,046       365,962
                                        -----------     ---------     ---------

Margin                                      337,978       318,331       320,508
                                        -----------     ---------     ---------

Other Operating Expenses:
  Operations                                114,358       109,942       101,263
  Maintenance                                19,064        17,059        15,562
  Depreciation                               52,060        48,894        44,131
  General taxes                              23,952        18,761        29,465
  Income taxes                               34,575        33,975        38,365
                                        -----------     ---------     ---------

      Total other operating expenses        244,009       228,631       228,786
                                        -----------     ---------     ---------

Operating Income                             93,969        89,700        91,722
                                        -----------     ---------     ---------

Other Income (Expense):
  Non-utility activities, at equity          15,322        17,403        (5,052)
  Allowance for equity funds used
    during construction                       1,767          --           1,434
  Other, net                                  1,141         1,260         1,754
  Income taxes                               (7,300)       (7,381)          720
                                        -----------     ---------     ---------

      Total other income (expense)           10,930        11,282        (1,144)
                                        -----------     ---------     ---------

Income Before Utility Interest Charges      104,899       100,982        90,578
                                        -----------     ---------     ---------

Utility Interest Charges:
  Interest on long-term debt                 37,789        33,890        31,005
  Allowance for borrowed funds used
    during construction                      (4,910)       (3,321)       (2,027)
  Other                                       6,535         6,382         3,393
                                        -----------     ---------     ---------

      Total utility interest charges         39,414        36,951        32,371
                                        -----------     ---------     ---------

Net Income                              $    65,485     $  64,031     $  58,207
                                        ===========     =========     =========

Average Shares of Common Stock:
  Basic                                      32,183        31,600        31,013
  Diluted                                    32,420        31,779        31,242

Earnings Per Share of Common Stock:
  Basic                                 $      2.03     $    2.03     $    1.88
  Diluted                               $      2.02     $    2.01     $    1.86



See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Years Ended October 31, 2001, 2000 and 1999

In thousands                                                     2001          2000          1999
                                                                 ----          ----          ----
Cash Flows from Operating Activities:
  Net income                                                  $  65,485     $  64,031     $  58,207
                                                              ---------     ---------     ---------

  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                              53,069        52,090        47,917
      Deferred income taxes                                      (8,193)       14,612        12,918
      Amortization of investment tax credits                       (558)         (558)         (558)
      Allowance for funds used during construction               (6,677)       (3,321)       (3,461)
      Net gain on propane business combination,
        net of tax                                                 --          (5,063)         --
      Changes in assets and liabilities:
        Restricted cash                                          32,732           360       (12,672)
        Receivables                                              29,247       (22,677)       (7,647)
        Receivables from affiliate                                 --          22,354       (22,354)
        Inventories                                                 588       (18,553)       (6,841)
        Other assets, net                                        30,169       (70,596)      (23,832)
        Accounts payable                                        (47,169)       23,719        (4,180)
        Refunds due customers                                    (1,204)        6,685        (2,204)
        Other liabilities, net                                   12,916        (8,433)       (3,692)
                                                              ---------     ---------     ---------

             Total adjustments                                   94,920        (9,381)      (26,606)
                                                              ---------     ---------     ---------

Net cash provided by operating activities                       160,405        54,650        31,601
                                                              ---------     ---------     ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                             (83,536)     (105,329)      (98,576)
  Investment in propane partnership                                --         (30,552)         --
  Proceeds from propane business combination                       --          36,748          --
  Other                                                          (6,986)         (909)       (1,643)
                                                              ---------     ---------     ---------

Net cash used in investing activities                           (90,522)     (100,042)     (100,219)
                                                              ---------     ---------     ---------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net                        (67,500)       20,000        47,500
  Proceeds from issuance of long-term debt                       60,000        60,000        90,000
  Retirement of long-term debt                                  (32,000)       (2,000)      (46,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                        15,389        15,452        15,740
  Dividends paid                                                (48,909)      (45,487)      (42,168)
                                                              ---------     ---------     ---------

Net cash provided by (used in) financing activities             (73,020)       47,965        65,072
                                                              ---------     ---------     ---------

Net Increase (Decrease) in Cash and Cash Equivalents             (3,137)        2,573        (3,546)
Cash and Cash Equivalents at Beginning of Year                    8,747         6,174         9,720
                                                              ---------     ---------     ---------

Cash and Cash Equivalents at End of Year                      $   5,610     $   8,747     $   6,174
                                                              =========     =========     =========

Cash Paid During the Year for:
  Interest                                                    $  39,977     $  34,971     $  32,647
  Income taxes                                                $  51,430     $  85,848     $  38,983


See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Years Ended October 31, 2001, 2000 and 1999

                                                                    Accumulated
                                                                      Other
                                           Common       Retained   Comprehensive
In thousands except per share amounts      Stock        Earnings      Income        Total
                                           ------       --------      ------        -----
Balance, October 31, 1998                $ 279,709     $ 178,559     $   --       $ 458,268

Net Income                                                58,207                     58,207
Common Stock Issued                         17,440                                   17,440
Dividends Declared ($1.36 per share)                     (42,168)                   (42,168)
                                         ---------     ---------     --------     ---------

Balance, October 31, 1999                  297,149       194,598         --         491,747

Net Income                                                64,031                     64,031
Common Stock Issued                         17,081                                   17,081
Dividends Declared ($1.44 per share)                     (45,487)                   (45,487)
                                         ---------     ---------     --------     ---------

Balance, October 31, 2000                  314,230       213,142         --         527,372
                                                                                  ---------

Comprehensive Income:
  Net Income                                              65,485                     65,485
  Other Comprehensive Income:
    Equity investments
      hedging activities, net
      of tax of ($856)                                                 (1,377)       (1,377)
                                                                                  ---------
  Total Comprehensive Income                                                         64,108
Common Stock Issued                         17,808                                   17,808
Dividends Declared ($1.52 per share)                     (48,909)                   (48,909)
                                         ---------     ---------     --------     ---------

Balance, October 31, 2001                $ 332,038     $ 229,718     $ (1,377)    $ 560,379
                                         =========     =========     ========     =========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

A. Operations and Principles of Consolidation.

         Piedmont Natural Gas Company, Inc., is an investor-owned public utility primarily engaged in the sale and transportation of natural gas to residential, commercial and industrial customers in the Piedmont region of North Carolina and South Carolina and the metropolitan Nashville, Tennessee, area. Piedmont Energy Partners, Inc., is a wholly owned subsidiary that is a holding company for various other wholly owned non-utility subsidiaries.

         The consolidated financial statements include the accounts of wholly owned subsidiaries whose investments in non-utility activities are accounted for under the equity method. Under the equity method, our ownership interest in each entity is recorded in investments in non-utility activities, at equity, in the consolidated balance sheets. Our ownership percentage is applied to each entity's earnings or losses and is recorded in non-utility activities, at equity, in other income in the statements of consolidated income. Revenues and expenses of all other non-utility activities are included in other, net in other income in the statements of consolidated income. Significant inter-company transactions have been eliminated in consolidation where appropriate. We have not eliminated inter-company profit on sales to affiliates in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting For The Effects of Certain Types of Regulation" (FAS 71).

B. Utility Plant and Depreciation.

         Utility plant is stated at original cost, including direct labor and materials, allocable overheads and an allowance for borrowed and equity funds used during construction (AFUDC). AFUDC totaled $6,677,000 for 2001, $3,321,000 for 2000 and $3,461,000 for 1999. The portion of AFUDC attributable to equity funds is in other income in the statements of consolidated income, and the portion attributable to borrowed funds is shown as a reduction of utility interest charges. The costs of property retired are removed from utility plant and such costs, including removal costs net of salvage, are charged to accumulated depreciation.

         We compute depreciation expense using the straight-line method. The composite weighted-average depreciation rates were 3.45% for 2001, 3.49% for 2000 and 3.38% for 1999.

         We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our reviews have not resulted in a material effect on results of operations or financial condition.

C. Inventories.

         We maintain inventories on the basis of the average cost charged thereto.

D. Deferred Purchased Gas Adjustment.

         Rate schedules include purchased gas adjustment provisions that permit the recovery of gas costs. We periodically revise rates without formal rate proceedings to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are added to or deducted from cost of gas and included in refunds due customers in the consolidated balance sheets.

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

G. Earnings Per Share.

         We compute basic earnings per share using the weighted average number of shares of Common Stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the years ended October 31, 2001, 2000 and 1999, is presented below:

In thousands except per share amounts          2001      2000      1999
                                               ----      ----      ----

Net Income                                   $65,485   $64,031    $58,207
                                             =======   =======    =======

Average shares of Common Stock
  outstanding for basic earnings
  per share                                   32,183    31,600    31,013
Contingently issuable shares
  under the Long-Term Incentive Plan             237       179       229
                                              ------    ------    ------

Average shares of dilutive stock              32,420    31,779    31,242
                                              ======    ======    ======

Earnings Per Share:
  Basic                                       $ 2.03    $ 2.03    $ 1.88
  Diluted                                     $ 2.02    $ 2.01    $ 1.86

H. Rate-Regulated Basis of Accounting.

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

         The amounts recorded as regulatory assets and liabilities in the consolidated balance sheets at October 31, 2001 and 2000, are summarized as follows:

In thousands                           2001           2000
                                       ----           ----

Regulatory Assets:
 Unamortized debt expense            $ 4,130        $ 3,938
 Environmental                         5,767          6,959
 Deferred taxes                         --            9,990
 Demand-side management costs          5,382          4,676
 Deferred Year 2000 costs                391            603
 Deferred pension expense                745            948
 Other                                 2,163          2,519
                                     -------        -------
      Total                          $18,578        $29,633
                                     =======        =======

Regulatory Liabilities:
 Refunds due customers               $31,685        $32,889
 Deferred taxes                       13,037           --
 Deferred incentive plan                --              507
                                     -------        -------
      Total                          $44,722        $33,396
                                     =======        =======


I. Statement of Cash Flows.

         For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

J. Other Recently Issued Accounting Standards.

         Effective November 1, 2000, we adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), which clarifies issues regarding securitizations of financial assets and special purpose entities and collateralizations of transferred financial assets. FAS 140 is effective for transfers after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 did not have a material effect on results of operations or financial position.

         Effective November 1, 2002, we will adopt SFAS No. 141, "Business Combinations" (FAS 141). With FAS 141, business combinations must be accounted for under the purchase method; the pooling of interests method has been discontinued. FAS 141 also establishes new rules for recognizing intangible assets resulting from a purchase business combination and requires greater disclosure about a business combination. We believe the adoption of FAS 141 will not have a material effect on financial position or results of operations.

         Effective November 1, 2002, we will adopt SFAS No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 provides new guidance for accounting for the acquisition of intangibles (but not those acquired in a business combination) and the manner in which intangibles, including goodwill, should be accounted for subsequent to their initial recognition. We are currently evaluating the effects of FAS 142 but do not believe its adoption will have a material effect on financial position or results of operations.

         Effective November 1, 2002, we will adopt SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 establishes standards of accounting for an asset retirement obligation (ARO) arising from the acquisition, construction, development and operation of a long-lived asset. Rate-regulated entities must recognize a regulatory asset or liability for differences in the timing of period costs of AROs due to the ability to recover costs related to retirement of long-lived assets through rates charged to customers. We are currently evaluating the effects of FAS 143 and have formed no opinion as to its effect on financial position or results of operations.

         Effective November 1, 2002, we will adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. We are currently evaluating the effects of FAS 144 and have formed no opinion as to its effect on financial position or results of operations.

K.  Use of Estimates.

         We make estimates and assumptions when preparing the consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

L. Reclassifications.

         We have reclassified certain financial statement items for 2000 and 1999 to conform with the 2001 presentation.

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

         In 1996, the NCUC ordered us to establish an expansion fund to enable the extension of natural gas service into unserved areas of the state and approved initial funding with supplier refunds due customers. The NCUC decides the use of these funds as we file individual project applications for unserved areas. From August 2000 through September 2001, we received $38,527,000 from the expansion fund to extend natural gas service to the counties of Avery, Mitchell and Yancey. As of October 31, 2001, the North Carolina State Treasurer held $5,579,000 in our expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the consolidated balance sheets.

         Effective January 1, 2001, we purchased the natural gas distribution assets of Atmos Energy Corporation located in the city of Gaffney and portions of Cherokee County, South Carolina. The acquisition was at net book value of $6,600,000 and added 5,400 customers and $1,475,000 of margin to our operations.

         We requested special accounting treatment from the NCUC, the PSCSC and the TRA to allow us to defer for recovery in future rates the amounts of accounts receivable that were written off during 2001 in excess of amounts recovered through base rates. These higher write-offs resulted from the high gas prices and abnormally cold weather experienced during the 2000-2001 winter season. The PSCSC and the TRA approved deferral of only the gas cost portion of the excess write-offs, which totaled $1,290,000. The NCUC did not approve our request but stated that we could seek recovery of the gas cost portion of these excess write-offs in our next annual gas cost review proceeding.

3. Long-Term Debt

         Long-term debt at October 31, 2001 and 2000, is summarized as follows:

In thousands                      2001            2000
                                  ----            ----

Senior Notes:
  9.19%, due 2001              $   --          $ 30,000
  10.06%, due 2004                6,000           8,000
  9.44%, due 2006                35,000          35,000
  8.51%, due 2017                35,000          35,000
Medium-Term Notes:
  6.23%, due 2003                45,000          45,000
  7.35%, due 2009                30,000          30,000
  7.80%, due 2010                60,000          60,000
  6.55%, due 2011                60,000            --
  6.87%, due 2023                45,000          45,000
  8.45%, due 2024                40,000          40,000
  7.40%, due 2025                55,000          55,000
  7.50%, due 2026                40,000          40,000
  7.95%, due 2029                60,000          60,000
                               --------        --------
     Total                      511,000         483,000
Less current maturities           2,000          32,000
                               --------        --------
     Total                     $509,000        $451,000
                               ========        ========

         Annual sinking fund requirements and maturities through 2006 are $2,000,000 in 2002, $47,000,000 in 2003, $2,000,000 in 2004, zero in 2005 and
$35,000,000 in 2006.

         On September 26, 2001, we issued $60,000,000 of 6.55% medium-term notes under a shelf registration statement for $250,000,000 of debt and equity securities that was filed with the Securities and Exchange Commission in June 2001. The note is to be redeemed in a single payment at maturity in 2011.

         The amount of cash dividends that may be paid on Common Stock is restricted by provisions contained in our articles of incorporation and in note agreements under which long-term debt was issued. At October 31, 2001, all retained earnings were free of such restrictions.


4. Capital Stock

         The changes in Common Stock for the years ended October 31, 1999, 2000 and 2001, are summarized as follows:

In thousands                                      Shares           Amount
                                                  ------           ------

Balance, October 31, 1998                         30,738          $279,709
  Issue to participants in the Employee
    Stock Purchase Plan (SPP)                         26               777
  Issue to the Dividend Reinvestment and
    Stock Purchase Plan (DRIP)                       479            14,963
  Issue to participants in the Long-Term
    Incentive Plan (LTIP)                             52             1,700
                                                  ------          --------
Balance, October 31, 1999                         31,295           297,149
  Issue to SPP                                        20               517
  Issue to DRIP                                      548            14,935
  Issue to LTIP                                       51             1,629
                                                  ------          --------
Balance, October 31, 2000                         31,914           314,230
  Issue to SPP                                        16               476
  Issue to DRIP                                      461            14,913
  Issue to LTIP                                       72             2,419
                                                  ------          --------
Balance, October 31, 2001                         32,463          $332,038
                                                  ======          ========

         At October 31, 2001, 2,102,000 shares of Common Stock were reserved for issuance as follows:

SPP                                              165,000
DRIP                                           1,119,000
LTIP                                             818,000
                                               ---------
  Total                                        2,102,000
                                               =========



5.  Financial Instruments and Related Fair Value

         Various banks provide lines of credit totaling $150,000,000 to finance current cash requirements. Additional lines are also available on an as needed, if available, basis. Short-term borrowings under the lines, with maturity dates of less than 90 days, include open-ended loans based on the Federal Reserve funds rate, LIBOR cost-plus loans, transactional borrowings and overnight cost-plus loans based on the lending bank's cost of money, with a maximum rate of the lending bank's commercial prime interest rate. At October 31, 2001, the lines of credit were on a fee basis.

         At October 31, 2001, outstanding notes payable consisted of $22,500,000 in LIBOR cost-plus loans and $9,500,000 in overnight cost-plus loans. The weighted average interest rate on such borrowings was 2.74%.

         Our principal business activity is the distribution of natural gas to customers located in North Carolina, South Carolina and Tennessee. At October 31, 2001, gas receivables totaled $23,144,000 and other receivables totaled $3,346,000. The uncollected balance of installment receivables that were transferred with recourse to a third party was $17,184,000 and $18,699,000 at October 31, 2001 and 2000, respectively. We have provided an adequate allowance for any receivables which may not be ultimately collected, including the receivables transferred with recourse.

         During 1999 and 2000, Piedmont Energy Company, a wholly owned subsidiary which is a member of SouthStar Energy Services LLC (SouthStar), made loans to SouthStar in accordance with a loan agreement between SouthStar and its members. Loans were funded by the members based on ownership percentage and our loans were limited to $22,500,000. Interest was charged on the outstanding principal balance of each loan. In October 2000, SouthStar repaid all outstanding loans plus interest, less $7,500,000 which was retained as a capital contribution. During the years ended October 31, 2000 and 1999, Piedmont Energy received $1,852,000 and $265,000, respectively, in interest income on the loans.

         Effective August 2000, the members of SouthStar entered into a capital contributions agreement which requires each member to contribute additional capital for SouthStar to pay invoices for goods or services provided from any entity affiliated as a member whenever funds are not available to pay these invoices. The capital contributions to pay affiliated invoices will be repaid as funds become available, but are subordinate to SouthStar's revolving line of credit with a bank. During 2001, we contributed $13,800,000 under this agreement, of which $6,000,000 was repaid.

         The carrying amounts in the consolidated balance sheets of cash and cash equivalents, restricted cash, receivables, notes payable and accounts payable approximate their fair values due to the short-term maturities of these financial instruments. Based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings, the estimated fair values of long-term debt at October 31, 2001 and 2000, including current portion, were as follows:

                               2001                    2000
                         -----------------      ------------------
                         Carrying    Fair       Carrying    Fair
In thousands              Amount     Value       Amount     Value
                         --------    -----      --------     -----

Long-term debt           $511,000  $565,161     $483,000    $480,092

         The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value amounts are not intended to reflect principal amounts that we will ultimately be required to pay.

         Effective November 1, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." Adoption did not have a material impact on our financial condition or results of operations.

         We purchase natural gas for our regulated operations for resale under tariffs approved by the state commissions having jurisdiction over the service territory where the customer is located. We recover the cost of gas purchased for regulated operations through purchased gas adjustment mechanisms. We structure the pricing and performance of gas supply contracts to maximize flexibility and minimize cost and risk for the customer. Our risk management policies allow us to use financial instruments for trading purposes and to hedge risks.

         For the year ended October 31, 2001, we purchased financial call options for natural gas for delivery in December 2001 and January 2002 for our Tennessee gas purchase portfolio. The cost of these options and all gas costs incurred become a component of and are recovered under the guidelines of the Tennessee Incentive Plan. This plan establishes an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark rates. These differences, after applying a monthly 1% positive or negative deadband, together with income from marketing transportation and capacity in the secondary market and income (margin) from secondary market sales of gas, are subject to an overall annual cap of $1,600,000 for shareholder gains or losses. The net gains or losses on gas procurement costs within the deadband (99%-101% of the benchmark) are not subject to sharing under the Incentive Plan. Any net gains or losses on gas procurement costs outside the deadband are combined with capacity management benefits and shared between customers and shareholders. This amount is subject to the overall annual cap and is placed in a regulatory asset to be surcharged or refunded to customers.


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

         We provide certain postretirement health care and life insurance benefits to substantially all full-time regular employees. The liability associated with such benefits is funded in irrevocable trust funds which can only be used to pay the benefits.

         A reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended October 31, 2001 and 2000, and a statement of the funded status as recognized in the consolidated balance sheets at October 31, 2001 and 2000, are presented below:

                                                     2001             2000             2001             2000
                                                     ----             ----             ----             ----
In thousands                                           Pension Benefits                   Other Benefits
                                                       ----------------                   --------------
Change in benefit obligation:
 Obligation at beginning of year                  $ 122,712        $ 115,593         $ 21,868         $ 23,972
 Service cost                                         4,890            5,203              573              581
 Interest cost                                        9,279            9,040            1,636            1,793
 Plan amendments                                         --            4,433               --               --
 Curtailment gain                                        --           (1,938)              --              (48)
 Actuarial (gain) loss                               18,056             (449)           3,235           (2,741)
 Benefit payments                                    (6,926)          (9,170)          (2,325)          (1,689)
                                                  ---------        ---------         --------         --------
  Obligation at end of year                       $ 148,011        $ 122,712         $ 24,987         $ 21,868
                                                  =========        =========         ========         ========
Change in fair value of plan assets:
 Fair value of plan assets at beginning of year   $ 161,034        $ 161,915         $ 10,355         $  8,574
 Actual return (loss) on plan assets                (18,127)           8,289              484              534
 Employer contributions                                  --               --            2,110            2,332
 Benefit payments                                    (6,926)          (9,170)          (1,740)          (1,085)
                                                  ---------        ---------         --------         --------
  Fair value of plan assets at end of year        $ 135,981        $ 161,034         $ 11,209         $ 10,355
                                                  =========        =========         ========         ========
Funded status:
 Funded status at end of year                     $ (12,030)       $  38,322         $(13,777)        $(11,513)
 Unrecognized transition  obligation                     27               41           10,550           11,429
 Unrecognized prior-service cost                      6,519            7,281               --               --
 Unrecognized (gain) loss                              (225)         (52,549)           2,887             (701)
                                                  ---------        ---------         --------         --------
  Accrued benefit liability                       $  (5,709)       $  (6,905)        $   (340)        $   (785)
                                                  =========        =========         ========         ========

         Net periodic benefit cost for the years ended October 31, 2001, 2000 and 1999, includes the following components:

                                2001           2000           1999          2001          2000          1999
                                ----           ----           ----          ----          ----          ----
In thousands                            Pension Benefits                             Other Benefits
                                        ----------------                             --------------
Service cost                 $  4,890       $  5,203       $  5,388       $   573       $   581       $   648
Interest cost                   9,278          9,040          7,309         1,636         1,793         1,443
Expected return on plan
  assets                      (14,359)       (13,488)       (12,079)         (839)         (568)         (497)
Amortization of
  transition
  obligation                       14             15             15           879           930           930
Amortization of
  prior-service
  cost                            762            824            543          --            --            --
Curtailment expense              --             --             --            --             660          --
Amortization of net
  (gain) loss                  (1,781)        (1,651)          (959)         --              42           232
                             --------       --------       --------       -------       -------       -------
 Net periodic benefit
   cost                      $ (1,196)      $    (57)      $    217       $ 2,249       $ 3,438       $ 2,756
                             ========       ========       ========       =======       =======       =======

         The curtailment gain included in the 2000 accumulated pension and postretirement health care benefit obligation and the curtailment expense included in net periodic health care benefit cost were a result of the contribution of substantially all of Piedmont Propane Company's assets in exchange for a partnership interest in Heritage Propane Partners, L.P., as discussed in Note 8.

         We amortize unrecognized prior-service cost over the average remaining service period for active employees. We amortize the unrecognized net transition obligation over the average remaining service period for active employees expected to receive benefits under the plan as of the date of transition. We amortize gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets over the average remaining service period of active employees. The method of amortization in all cases is straight-line.

         The weighted average assumptions used in the measurement of the benefit obligation at October 31, 2001, 2000 and 1999, are presented below:

                                     2001   2000   1999   2001   2000   1999
                                     ----   ----   ----   ----   ----   ----
                                      Pension Benefits      Other Benefits
                                      ----------------      --------------

Discount rate                       6.75%   7.5%   7.5%   7.0%   7.75%  7.75%

Expected long-term rate of
  return on plan assets             9.5%    9.5%   9.5%   9.25%  9.5%   9.5%

Rate of compensation increase       4.75%   5.5%   5.5%   4.5%   4.5%   4.5%

         The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation for the medical plans for participants aged less than 65 are 13% for 2001 and 11.5% for 2002, declining gradually to 4.25% in 2011 and remaining at that level thereafter. For those participants aged greater than 65, the assumed health care cost trend rates are 16% for 2001 and 14.5% for 2002, declining gradually to 4.25% in 2014 and remaining at that level thereafter. The health care cost trend rate assumptions have a significant effect on the amounts reported. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

In thousands                              1% Increase            1% Decrease
                                          -----------            -----------

Effect on total of service and
  interest cost components of net
  periodic postretirement health care
  benefit cost for the year ended
  October 31, 2001                          $   79                  $   (70)

Effect on the health care
  component of the accumulated
  postretirement benefit
  obligation as of October 31, 2001         $1,275                  $(1,130)

         We maintain salary investment plans which are profit-sharing plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Tax
Code), which include qualified cash or deferred arrangements under Tax Code
Section 401(k). Employees who have completed six months of service are eligible to participate. Participants are permitted to defer a portion of their base salary to the plans and we match a portion of the participants' contributions. All contributions vest immediately. For the years ended October 31, 2001, 2000 and 1999, we contributed $2,189,000, $2,273,000 and $2,298,000, respectively, in matching contributions to the plans.


7. Income Taxes

         The components of income tax expense for the years ended October 31, 2001, 2000 and 1999, are as follows:

                                                  2001                   2000                   1999
                                                  ----                   ----                   ----
In thousands                              Federal      State     Federal      State     Federal      State
                                          -------      -----     -------      -----     -------      -----
Income taxes charged to operations:
 Current                                 $ 23,959     $4,558    $ 21,675     $4,615    $ 28,005    $ 5,972
 Deferred                                   4,933      1,683       6,784      1,459       4,071        875
 Amortization of
  investment tax credits                     (558)      --          (558)      --          (558)      --
                                         --------     ------    --------     ------    --------    -------
    Total                                  28,334      6,241      27,901      6,074      31,518      6,847
                                         --------     ------    --------     ------    --------    -------
Income taxes charged to other income:
 Current                                    4,685      1,036         829        183        (591)      (129)
 Deferred                                   1,299        280       5,242      1,127        --         --
                                         --------     ------    --------     ------    --------    -------
    Total                                   5,984      1,316       6,071      1,310        (591)      (129)
                                         --------     ------    --------     ------    --------    -------

  Total income tax
   expense                               $ 34,318     $7,557    $ 33,972     $7,384    $ 30,927    $ 6,718
                                         ========     ======    ========     ======    ========    =======

         A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 2001, 2000 and 1999, is as follows:

In thousands                                2001         2000         1999
                                            ----         ----         ----

Federal taxes at 35%                      $ 37,576     $ 36,892     $ 33,566
State income taxes, net of
  federal benefit                            4,912        4,800        4,367
Amortization of investment tax credits        (558)        (558)        (558)
Other, net                                     (55)         222          270
                                          --------     --------     --------
  Total income tax expense                $ 41,875     $ 41,356     $ 37,645
                                          ========     ========     ========


         At October 31, 2001 and 2000, deferred income taxes consist of the following temporary differences:

In thousands                                        2001            2000
                                                    ----            ----

Excess of utility tax over book depreciation
  and tax and book asset basis differences       $ 139,481        $133,338
Revenues and cost of gas                             9,839          14,526
Other, net                                          (3,765)          5,884
                                                 ---------        --------
     Net deferred income taxes                   $ 145,555        $153,748
                                                 =========        ========


         Total deferred income tax liabilities were $154,950,000 and $159,975,000 and total deferred income tax assets were $9,395,000 and $6,227,000 at October 31, 2001 and 2000, respectively.


8.  Business Segments and Non-Utility Activities

    Business Segments

         We have two reportable business segments, domestic natural gas distribution and retail energy marketing services. Operations of our domestic natural gas distribution segment are conducted by the parent company and by limited liability companies of which two wholly owned subsidiaries of our wholly owned subsidiary, Piedmont Energy Partners, are members. Operations of our retail energy marketing services segment are conducted by a limited liability company of which a wholly owned subsidiary of Piedmont Energy Partners is a member. Our activities included in Other in the segment tables consist primarily of propane operations conducted by a master limited partnership of which a wholly owned subsidiary of Piedmont Energy Partners has an equity interest. All of our activities other than the utility operations of the parent are included in other income in the statements of consolidated income.

         Our domestic natural gas distribution business is operated and managed in three strategic business units and is organized based on products and services and regulatory environments. This business is conducted through the following three companies:

         o Piedmont Natural Gas Company, the parent company, is primarily engaged in the distribution of natural gas to residential, commercial and industrial customers in the Piedmont region of North Carolina and South Carolina and the metropolitan Nashville, Tennessee, area.

         o Piedmont Intrastate Pipeline Company, a wholly owned subsidiary of Piedmont Energy Partners, is a 16.45% member of Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina. Prior to November 1, 1999, our investment in Cardinal was treated as utility assets for ratemaking purposes and we included our share of the assets and operations of Cardinal in utility operations. Effective November 1, 1999, with the completion of an extension of the pipeline, the NCUC began regulating Cardinal and we began accounting for our share of its operations in non-utility activities.

         o Piedmont Interstate Pipeline Company, a wholly owned subsidiary of Piedmont Energy Partners, is a 35% member of Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. Pine Needle owns a liquefied natural gas
                  (LNG) peak-demand facility in North Carolina.

         Our retail energy marketing services segment is conducted through Piedmont Energy Company, a wholly owned subsidiary of Piedmont Energy Partners. Piedmont Energy has a 30% equity interest in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. SouthStar offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeastern United States.

         The accounting policies of our reportable segments are described in the summary of significant accounting policies in Note 1. We evaluate performance based on margin, operations and maintenance expenses, operating income and income before taxes. All of our operations are within the United States. No single customer's revenues exceed 10% of our consolidated revenues.

         Included in Other in the segment tables are the activities of Piedmont Propane Company, a wholly owned subsidiary of Piedmont Energy Partners. Piedmont Propane owns 20.69% of the membership interest in US Propane, L.P. US Propane was formed in 2000 to combine our propane operations with the propane operations of three other companies. In August 2000, US Propane combined with Heritage Holdings, Inc., the general partner of Heritage Propane Partners, L.P., by contributing all of its assets to Heritage Holdings for $181,395,000 in cash, assumed debt and common and limited partnership units and purchasing all of the outstanding stock of Heritage Holdings for $120,000,000. This combination, including a gain on the transfer of the propane assets, transaction costs and certain employee benefit plans' gains and charges, resulted in $5,063,000 of net income, or earnings per share of $.16, in 2000. US Propane owns all of the general partnership interest and approximately 31% of the limited partnership interest in Heritage Propane Partners.

         Continuing operations by segment for the years ended October 31, 2001, 2000 and 1999, are presented below:

                                      Domestic     Retail
                                    Natural Gas    Energy
In thousands                        Distribution  Marketing   Other     Total
                                    ------------  ---------   -----     -----
2001
----
Revenues from external customers     $1,107,856   $   --    $   --   $1,107,856
Margin                                  337,978       --       (264)    337,714
Operations and maintenance expenses     133,422         37      277     133,736
Depreciation and amortization            52,060       --          5      52,065
Operating income                         93,944        (29)    (493)     93,422
Interest expense                         39,414        465      --       39,879
Other income                              8,611      9,021    1,552      19,184
Income before income taxes               97,750      8,526    1,084     107,360
Total assets                          1,384,952     24,717   27,050   1,436,719
Capital expenditures                     90,573       --        --       90,573

2000
----
Revenues from external customers     $  830,377   $   --    $29,967  $  860,344
Margin                                  318,331         (9)  11,926     330,248
Operations and maintenance expenses     127,004          6    8,998     136,008
Depreciation and amortization            48,894       --      1,744      50,638
Operating income                         90,971        (34)     651      91,588
Interest expense                         40,272        358      340      40,970
Other income                              9,863      1,200    8,859      19,922
Income before income taxes               93,258      2,732    9,397     105,387
Total assets                          1,437,950      9,055   34,959   1,481,964
Capital expenditures                    108,804       --        755     109,559

1999
----
Revenues from external customers     $  686,470   $      1  $28,249  $  714,720
Margin                                  320,508         29   13,867     334,404
Operations and maintenance expenses     116,825          4    9,054     125,883
Depreciation and amortization            44,131       --      2,133      46,264
Operating income                         91,706         18    2,028      93,752
Interest expense                         32,371         36      407      32,814
Other income                              4,915     (8,951)     109      (3,927)
Income before income taxes              102,657     (8,680)   1,875      95,852
Total assets                          1,304,453     21,629   38,368   1,364,450
Capital expenditures                    102,235       --      1,429     103,664


         A reconciliation to the consolidated financial statements for the years ended October 31, 2001, 2000 and 1999, is presented below:

In thousands                            2001            2000           1999
                                        ----            ----           ----

Consolidated Revenues (1):
  Revenues for reportable
   segments                         $ 1,107,856     $   830,377     $   686,471
                                    ===========     ===========     ===========

Net Income:
  Income before income taxes for
   reportable segments              $   106,276     $    95,990     $    93,977
  Income before income taxes for
   other non-utility activities           1,084           9,397           1,875
  Income taxes                           41,875          41,356          37,645
                                    -----------     -----------     -----------
    Net income                      $    65,485     $    64,031     $    58,207
                                    ===========     ===========     ===========

Consolidated Assets:
  Total assets for reportable
   segments                         $ 1,409,669     $ 1,447,005     $ 1,326,082
  Other assets                           27,050          34,959          38,368
  Eliminations/Adjustments              (43,061)        (36,961)        (75,793)
                                    -----------     -----------     -----------
    Consolidated assets             $ 1,393,658     $ 1,445,003     $ 1,288,657
                                    ===========     ===========     ===========


(1) Operating revenues shown in the consolidated financial statements represent revenues from utility operations only.

Risks of Equity Investments

         Piedmont Intrastate -- Cardinal is regulated by the NCUC. Cardinal has long-term service agreements with local distribution companies for 100% of the 270 million cubic feet per day of firm transportation capacity on the pipeline. Cardinal is dependent on the interstate pipeline company serving North Carolina to deliver gas into its system for service to these companies. Cardinal's long-term debt is secured by an interest in Cardinal's contracts and by pledges of the equity membership interests.

         Piedmont Interstate -- Pine Needle is regulated by the Federal Energy Regulatory Commission. Storage capacity of the facility is four billion cubic feet with vaporization capability of 400 million cubic feet per day and is fully subscribed under long-term service agreements with customers. We subscribe to slightly more than one-half of this capacity to provide gas for peak-use periods when demand is the highest. Pine Needle enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. The members of Pine Needle have pledged their membership interests as a guarantee of Pine Needle's long-term debt. Pine Needle has also pledged to the lender all its rights in long-term contracts to buy natural gas.

         Piedmont Propane -- Heritage Propane Partners is a marketer of propane through a nationwide retail distribution network in 29 states. Heritage competes with electricity, natural gas and fuel oil, as well as with other companies in the retail propane distribution business. The propane business, like natural gas, is seasonal, with weather conditions significantly affecting the demand for propane. Heritage purchases propane at numerous supply points for delivery to Heritage primarily via railroad tank cars and common carrier transport. Heritage's profitability is sensitive to changes in the wholesale price of propane. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in prices.

         Piedmont Energy -- SouthStar was formed and began marketing energy services in Georgia in 1998 when that state became the first in the Southeast to fully open to retail competition. After three years of deregulation, a study committee has been appointed to reevaluate the deregulation of the Georgia natural gas market. Some of the proposals could have a substantial impact on the business and earnings of SouthStar. We do not have sufficient information to permit us to predict the outcome of this study or any legislation or regulation that may result from the study. SouthStar manages commodity price risks through hedging activities using derivative financial instruments, physical commodity contracts and option-based weather derivative contracts.

Related Party Transactions

         The utility has related party transactions with three of its subsidiaries and their investees that result in either gas sales or gas costs.

         The utility records as gas costs the fixed storage cost charged by Pine Needle. These accrued gas costs were $11,266,000, $10,581,000 and $5,080,000 in 2001, 2000 and 1999, respectively. We owed Pine Needle $920,000 and $957,000 at October 31, 2001 and 2000, respectively.

         The utility records as gas costs demand charges to Cardinal as determined by the NCUC. These accrued gas costs were $1,475,000 in 2001 and 2000. We owed Cardinal $123,000 at October 31, 2001 and 2000.

         The utility sells gas to SouthStar at prevailing market rates. Operating revenues from these sales totaled $12,192,000, $8,680,000 and $23,016,000 in 2001, 2000 and 1999, respectively. SouthStar owed us $1,015,000,
$36,900 and $2,488,000 at October 31, 2001, 2000 and 1999, respectively.


9.  Environmental Matters

         We have owned, leased or operated manufactured gas plant (MGP) facilities at 12 sites in our three-state service area. In 1997, we entered into a settlement with a third party with respect to nine of these sites. At October 31, 2001, we had an undiscounted environmental liability of $1,360,000 for the remaining three MGP sites not covered by the settlement. This liability is estimated based on the minimum of the range of a generic MGP site study as we have not performed site-specific evaluations and is not net of any related recoveries.

         Our three state regulatory commissions authorized us to utilize deferral accounting, or to create a regulatory asset, for expenditures made in connection with environmental matters. At October 31, 2001, we had a regulatory asset in the amount of $5,767,000, net of recoveries from customers, in connection with the settlement noted above and the estimated liability for the remaining sites and for other environmental costs, primarily legal fees and engineering assessments. The North Carolina portion of this asset is being amortized as recovered from customers over the three-year period beginning November 1, 2000.

         Further evaluations of the three remaining sites could affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on financial position or results of operations.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

         The management of Piedmont Natural Gas Company is responsible for the preparation and integrity of the accompanying consolidated financial statements and related notes. We prepared the statements in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and included amounts which are necessarily based on our best estimates and judgments made with due consideration to materiality. Financial information presented elsewhere in this report is consistent with that in the consolidated financial statements.

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


/s/ Barry L. Guy
-----------------------------
Barry L. Guy
Vice President and Controller

INDEPENDENT AUDITORS' REPORT

Piedmont Natural Gas Company, Inc.

         We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the Company) as of October 31, 2001 and 2000, and the related statements of consolidated income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the supplemental consolidated financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


Charlotte, North Carolina
December 7, 2001

QUARTERLY FINANCIAL DATA (Unaudited) (In thousands except per share amounts)

                                                                     Earnings
                                                                   Per Share of
                                                                   Common Stock
                 Operating               Operating       Net       ------------
                 Revenues     Margin      Income       Income     Basic  Diluted
                 --------     ------      ------       ------     -----  -------
2001
January 31       $467,573    $128,602    $ 49,645     $ 50,302    $1.57   $1.56
April 30         $408,012    $119,630    $ 45,181     $ 39,869    $1.24   $1.23
July 31(a)       $121,779    $ 43,637    $   (916)    $(16,805)   $(.52)  $(.52)
October 31       $110,492    $ 46,109    $     59     $ (7,881)   $(.24)  $(.24)



2000
January 31       $268,648    $117,073    $ 45,760     $ 44,094    $1.41   $1.40
April 30         $282,955    $115,163    $ 43,582     $ 37,436    $1.19   $1.18
July 31          $131,211    $ 43,471    $  1,074     $(10,246)   $(.32)  $(.32)
October 31(b)    $147,563    $ 42,624    $   (716)    $ (7,253)   $(.23)  $(.23)

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

         (a) The results for 2001 were impacted by a change in estimate for lost and unaccounted for gas in unbilled revenues by SouthStar Energy Services LLC, of which we own a 30% interest and account for under the equity accounting method. Our portion of the adjustment was ($5) million, net of tax, or ($.15) per share.

         (b) The results for 2000 were impacted by the contribution of substantially all of Piedmont Propane Company's assets in exchange for a partnership interest in Heritage Propane Partners, L.P. This transaction resulted in $5.1 million in net income, or earnings per share of $.16.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         Information required under this item with respect to directors is contained in our proxy statement filed with the Securities and Exchange Commission (SEC) on or about January 22, 2002, and is incorporated herein by reference.

         All of our officers' names, ages and positions as of October 31, 2001, are listed below along with their business experience during the past five years.

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

         There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected except for employment agreements and severance agreements with Messrs. Dzuricky, Killough, Schiefer and Skains which were in effect during the year ended October 31, 2001.

                                               Business Experience
Name, Age and Position                         During Past Five Years
----------------------                         ----------------------

Ware F. Schiefer, 63                           Elected February 2000.
President and Chief Executive                  From 1999 to 2000, he
  Officer                                      was President and Chief
                                               Operating Officer. Prior
                                               to 1999, he was Executive
                                               Vice President.

David J. Dzuricky, 50                          Elected in 1995.
Senior Vice President and
  Chief Financial Officer

Ray B. Killough, 53                            Elected in 1993.
Senior Vice President - Operations

Thomas E. Skains, 45                           Elected in 1995.
Senior Vice President - Marketing
  and Supply Services

John L. Clark, Jr., 58                         Elected in 1998.  Prior to
Vice President - Tennessee                     his election, he was
  Operations                                   Vice President - Operations
                                               of the Nashville Division.

Ted C. Coble, 58                               Elected in 1982.
Vice President and Treasurer, and
  Assistant Secretary

Stephen D. Conner, 53                          Elected in 1990.
Vice President - Corporate
  Communications

Nick Emanuel, 52                               Elected in 1998. Prior to
Vice President - Engineering                   his election, he was
                                               Director - Engineering.

Charles W. Fleenor, 51                         Elected in 1987.
Vice President - Gas Services

Paul C. Gibson, 62                             Elected in 1986.
Vice President - Rates

Barry L. Guy, 57                               Elected in 1986.
Vice President and Controller

Donald F. Harrow, 46                           Elected in 1992.
Vice President - Governmental Relations

Dale C. Hewitt, 56                             Elected in 1993.
Vice President - North Carolina
  Operations

Richard A. Linville, 54                        Elected in 1997. Prior to
Vice President - Human Resources               his election, he was
                                               Vice President - Human
                                               Resources of Harriet and
                                               Henderson Yarns, Inc.,
                                               Henderson, North Carolina.

June B. Moore, 48                              Elected in August 2000.
Vice President - Information                   From 1997 to her election,
  Services                                     she was Director - Information
                                               Architecture Group. Prior to
                                               1997, she was Director -
                                               Application Systems.

Kevin M. O'Hara, 43                            Elected in 1993.
Vice President - Corporate Planning

Martin C. Ruegsegger, 51                       Elected in 1997.  Prior to
Vice President, Corporate Counsel              his election, he was
  and Secretary                                Corporate Secretary.

David L. Trusty, 44                            Elected in 1997. Prior to
Vice President - Marketing                     his election, he was
                                               Vice President - Marketing
                                               of the Nashville Division.

Ranelle Q. Warfield, 44                        Elected in 1997. Prior to
Vice President - Sales                         her election, she was
                                               Director - Marketing.

William D. Workman III, 61                     Elected in 1993.
Vice President - South Carolina
  Operations

Ronald J. Turner, 55                           Elected in 1976.
Assistant Treasurer


Item 11.  Executive Compensation
--------------------------------

         Information required under this item is contained in our proxy statement filed with the SEC on or about January 22, 2002, and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

    (a)    Security Ownership of Certain Beneficial Owners

           Information with respect to security ownership of certain beneficial owners is contained in our proxy statement filed with the SEC on or about January 22, 2002, and is incorporated herein by reference.

    (b)    Security Ownership of Management

           Information with respect to security ownership of directors and officers is contained in our proxy statement filed with the SEC on or about January 22, 2002, and is incorporated herein by reference.

    (c)    Changes in Control

           We know of no arrangements or pledges which may result in a change in control.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         Information with respect to certain transactions with directors is contained in our proxy statement filed with the SEC on or about January 22, 2002, and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

      (a) 1.    FINANCIAL STATEMENTS
                --------------------

             The following consolidated financial statements of the Company and its subsidiaries and the related independent auditors' report for the year ended October 31, 2001, are included in Item 8 of this report as follows:

                                                                            Page
                                                                            ----

      Consolidated Balance Sheets - October 31, 2001 and 2000                26
      Statements of Consolidated Income - Years Ended
         October 31, 2001, 2000 and 1999                                     28
      Statements of Consolidated Cash Flows - Years Ended
         October 31, 2001, 2000 and 1999                                     29
      Statements of Consolidated Stockholders' Equity - Years Ended
         October 31, 2001, 2000 and 1999                                     30
      Notes to Consolidated Financial Statements                             31
      Management's Responsibility for Financial Reporting                    49
      Independent Auditors' Report                                           50

      (a) 2.    SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                ------------------------------------------------------

                                                                            Page
                                                                            ----

      Schedule II  Valuation and Qualifying Accounts                         68

             Schedules other than those listed above and certain other information are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

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

          3.2 Copy of Certificate of Merger (New York) and Articles of Merger (North Carolina), each dated March 1, 1994, evidencing merger of Piedmont Natural Gas Company, Inc., with and into PNG Acquisition Company, with PNG Acquisition Company being renamed "Piedmont Natural Gas Company, Inc." (Exhibits 3.2 and
                  3.1 to the Registration Statement on Form 8-B, dated March 2,
                  1994).

          3.3 By-Laws of the Company, as amended, dated February 25, 2001 (Exhibit No. 3.1, Form 10-Q for the quarter ended January 31,
                  2001).

          3.4 Articles of Amendment of the Company (Exhibit No. 3, Amendment to Form 10-Q for the period ended April 30, 1997).

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

          4.15 Form of Master Global Note (executed June 4, 2001, substantially as filed as Exhibit 4.4, Registration Statement No. 333-62222).

          4.16 Pricing Supplement No. 1 of Medium-Term Notes, Series D, dated September 18, 2001 (Rule 424(b)(3) Pricing Supplement to Registration Statement No. 333-62222).

          10.1 Executive Long-Term Incentive Plan (Exhibit 99.1, Registration Statement No. 333-34435).

          10.2 Service Agreement (5,900 Mcf per day) (Contract No. 4995), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1991).

          10.3 Service Agreement under Rate Schedule WSS (69,701 Mcf per day) (Contract No. 26419-001), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.10, Form 10-K for the fiscal year ended
                  October 31, 1995).

          10.4 Service Agreement FT-Incremental Mainline (6,222 Mcf per day) (Contract No. 2268), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.16, Form 10-K for the fiscal year ended October 31, 1992).

          10.5    Service Agreement (FT, 205,200 Mcf per day) (Contract No.
                  3702), dated February 1, 1992, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1992).

          10.6 Service Agreement (Contract #800059) (SCT, 1,677 dt/day), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1993).

          10.7 FTS Service Agreement (23,000 Dt/day), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.24, Form 10-K for the fiscal year ended
                  October 31, 1994).

          10.8 Service Agreement under Rate Schedule FSS (2,263,920 dekatherm storage capacity quantity, 37,000 dekatherm maximum daily storage deliverability) (Contract No. 38015), dated
                  November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1994).

          10.9 Service Agreement under Rate Schedule SST (Winter: 10,000 Dt/day; Summer: 5,000 Dt/day) (Contract No. 38052), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1994).

          10.10 FSS Service Agreement (10,000 dekatherms per day daily storage quantity) (Contract No. 38017), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended
                  October 31, 1995).

          10.11 SST Service Agreement (37,000 dekatherms per day) (Contract No. 38054), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1995).

          10.12 Service Agreement (20,504 Mcf per day), dated June 6, 1994, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1995).

          10.13 FTS-1 Service Agreement (5,000 dekatherms per day) (Contract No. 43462), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1995).

          10.14 FTS 1 Service Agreement (23,455 Dt per day)(Contract No. 43461), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company (Exhibit 10.23, Form 10-K for the fiscal year ended October 31, 1996).

          10.15 Firm Transportation Agreement (FT/NT), dated September 22, 1995, between the Company and Texas Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1996).

          10.16 Service Agreement Applicable to Transportation of Natural Gas Under Rate Schedule FT (X-74 Assignment) (12,875 Dt per day), dated October 18, 1995, between the Company and CNG Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1996).

          10.17 FT Service Agreement #01632 (24,995 Dt per day, NIPPS), dated October 18, 1995, between the Company and National Fuel Gas Supply Corporation (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1996).

          10.18 Service Agreement (Southern Expansion, FT 53,000 Mcf per day peak winter months, 47,700 Mcf per day shoulder winter months) (Contract No. 0.4189), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended
                  October 31, 1996).

          10.19 Service Agreement (24,140 Mcf per day) (Contract No. 1.1996 NIPPS), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1996).

          10.20 Service Agreement (12,785 Mcf per day) (Contract No. 1.1994, FT/NT), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.31, Form 10-K for the fiscal year ended October 31, 1996).

          10.21 Rate Schedule GSS Service Agreement, dated May 15, 1996, between the Company and CNG Transmission Corporation (Exhibit 10.32, Form 10-K for the fiscal year ended October 31, 1996).

          10.22 Employment Agreement between the Company and David J. Dzuricky, dated December 1, 1999 (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1999).

          10.23 Employment Agreement between the Company and Ray B. Killough, dated December 1, 1999 (Exhibit 10.38, Form 10-K for the fiscal year ended October 31, 1999).

          10.24 Employment Agreement between the Company and Ware F. Schiefer, dated December 1, 1999 (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1999).

          10.25 Employment Agreement between the Company and Thomas E. Skains, dated December 1, 1999 (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1999).

          10.26 Severance Agreement between the Company and David J. Dzuricky, dated December 1, 1999 (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1999).

          10.27 Severance Agreement between the Company and Ray B. Killough, dated December 1, 1999 (Exhibit 10.42, Form 10-K for the fiscal year ended October 31, 1999).

          10.28 Severance Agreement between the Company and Ware F. Schiefer, dated December 1, 1999 (Exhibit 10.43, Form 10-K for the fiscal year ended October 31, 1999).

          10.29 Severance Agreement between the Company and Thomas E. Skains, dated December 1, 1999 (Exhibit 10.44, Form 10-K for the fiscal year ended October 31, 1999).

          10.30 Consulting Agreement between the Company and John H. Maxheim, dated March 1, 2000 (Exhibit 10.1, Form 10-Q for the quarter ended January 31, 2001).

          10.31 Service Agreement (SE95/96), dated June 25,1996, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.37, Form 10-K for the fiscal year ended
                  October 31, 1996).

          10.32 FSS Service Agreement (25,000 dekatherms per day) (Contract No. 49775), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.38,
                  Form 10-K for the fiscal year ended October 31, 1997).

          10.33 SST Service Agreement (25,000 dekatherms per day peak winter months, 12,500 dekatherms per day shoulder months) (Contract No. 49773), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1997).

          10.34 FSS Service Agreement (1,150,166 dekatherms storage capacity quantity, 19,169 dekatherms maximum daily storage deliverability) (Contract No. 49777), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1998).

          10.35 Columbia Gas SST Service Agreement (19,169 dekatherms per day) dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1998).

          10.36 Transco Sunbelt Service Agreement & Precedent Agreement (41,400 dekatherms of transportation contract quantity per day), dated January 24, 1997, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1998).

          10.37 CNG Service Agreement (7,000 dekatherms per day), dated May 15, 1996, between the Company and CNG Transmission Corporation (Exhibit 10.42, Form 10-K for the fiscal year ended
                  October 31, 1998).

          10.38 Form of Director Retirement Benefits Agreement between the Company and its outside directors, dated September 1, 1999 (Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 1999).

          10.39 Service Agreement under Rate Schedule GSS (Storage withdrawal of 68,955 Mcf per day, Storage capacity of 3,858,940 Mcf), dated July 1, 1996, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.55, Form 10-K for the fiscal year ended October 31, 1999).


          10.40 Service Agreement, dated January 29, 1997, between the Company and Pine Needle LNG Company, LLC (Exhibit 10.57, Form 10-K for the fiscal year ended October 31, 1999).

          10.41 Firm Transportation Agreement (60,000 Mcf per day), dated June 26, 1998, between the Company and Cardinal Extension Company, LLC (Exhibit 10.58, Form 10-K for the fiscal year ended October 31, 1999).

          10.42 Service Agreement (15,000 dekatherms per day), dated September 13, 2000, between the Company and Pine Needle LNG Company, LLC (Exhibit 10.50, Form 10-K for the fiscal year ended October 31, 2000).

          10.43 Letter of Right of First Refusal, dated September 13, 2000, between the Company and Pine Needle LNG Company, LLC (Exhibit 10.51, Form 10-K for the fiscal year ended October 31, 2000).

          10.44 Letter of Agreement of Amendment No. 343 to Gas Transportation Agreement (dated September 1, 1993 - Contract No. 237) (FTA, 74,100 dekatherms per day), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.52, Form 10-K for the fiscal year ended October 31, 2000).

          10.45 Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated September 1, 1993 - Contract No. 2400), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.53, Form 10-K for the fiscal year ended October 31, 2000).

          10.46 Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated May 1, 1994 - Contract No. 6815), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 2000).

          10.47 Service Agreement under FT-A Rate Schedule (Contract No. 24706) (55,900 dekatherms per day), dated August 12, 1998, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.55, Form 10-K for the fiscal year ended October 31, 2000).

          10.48 Service Agreement under Rate Schedule WSS - Open Access (Contract No. 3.8399) (75,206 dekatherms per day maximum withdrawal quantity; storage capacity quantity of 6,392,383 dekatherms), dated April 1, 2001, between the Company and Transcontinental Gas Pipe Line Corporation.

          12      Computation of Ratio of Earnings to Fixed Charges.

          23      Independent Auditors' Consent.

          99      Annual Report on Form 11-K.


      (b)      Reports on Form 8-K
               -------------------

         The following Form 8-K reports were filed in the fourth quarter ended October 31, 2001.

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

         On August 27, 2001, we filed a report on Form 8-K reporting that we issued a press release on that date concerning SouthStar. SouthStar's management reported that their net income was overstated due to the manner in which SouthStar estimated unbilled revenues.

         On December 21, 2001, subsequent to our year end, we filed a report on Form 8-K reporting that we issued a press release on December 13 to announce that our Board of Directors had elected Thomas E. Skains as President and Chief Operating Officer effective at the Annual Meeting of Shareholders on February 22, 2002. Mr. Skains has also been nominated to stand for election to the Board at the Annual Meeting.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 25, 2002.

                                      Piedmont Natural Gas Company, Inc.
                                      ----------------------------------
                                                (Registrant)



                                      By: /s/ Ware F. Schiefer
                                          -------------------------------------
                                          Ware F. Schiefer
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 25, 2002.

     Signature                       Title
     ---------                       -----


/s/ Ware F. Schiefer           President and Chief Executive Officer
----------------------           and Director
Ware F. Schiefer


/s/ David J. Dzuricky          Senior Vice President and
----------------------           Chief Financial Officer
David J. Dzuricky                (Principal Financial Officer)


/s/ Barry L. Guy               Vice President and Controller
---------------------            (Principal Accounting Officer)
Barry L. Guy

      Signature                           Title
      ---------                           -----

/s/ Jerry W. Amos                         Director
------------------------------
Jerry W. Amos


/s/ C. M. Butler III                      Director
------------------------------
C. M. Butler III


/s/ D. Hayes Clement                      Director
------------------------------
D. Hayes Clement


/s/ John W. Harris                        Director
------------------------------
John W. Harris


/s/ Muriel W. Helms                       Director
------------------------------
Muriel W. Helms


/s/ John H. Maxheim                       Chairman of the Board and Director
------------------------------
John H.Maxheim


/s/ Ned R. McWherter                      Director
------------------------------
Ned R. McWherter


/s/ Walter S. Montgomery, Jr.             Director
------------------------------
Walter S. Montgomery, Jr.


/s/ Donald S. Russell                     Director
------------------------------
Donald S. Russell


/s/ John E. Simkins                       Director
------------------------------
John E. Simkins

                                                                     Schedule II

               Piedmont Natural Gas Company, Inc. and Subsidiaries
                        Valuation and Qualifying Accounts
               For the Years Ended October 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------
              Balance at     Additions                        Balance
              Beginning      Charged to       Deductions      at End
Description   of Period  Costs and Expenses      (1)        of Period
--------------------------------------------------------------------------------
                                 (in thousands)

Allowance for doubtful accounts:

   2001        $  482         $8,172           $8,062          $592

   2000           864          3,224            3,606           482

   1999         2,314            705            2,155           864





















(1) Uncollectible accounts written off net of recoveries and adjustments.

                       Piedmont Natural Gas Company, Inc.
                                    Form 10-K
                   For the Fiscal Year Ended October 31, 2001

                                    Exhibits

10.48 Service Agreement (75,206 dekatherms per day maximum withdrawal quantity; storage capacity quantity of 6,392,383 dekatherms), dated April 1, 2001, between the Company and Transcontinental Gas Pipe Line Corporation.

12      Computation of Ratio of Earnings to Fixed Charges.

23      Independent Auditors' Consent.

99      Annual Report on Form 11-K.