Form 10-Q
period 2002-01-31
PIEDMONT NATURAL GAS CO INC
filed 2002-03-13
CIK 78460

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 2002

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition period from ___________________ to __________________


Commission file number 1-6196
                       ------


                       Piedmont Natural Gas Company, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  North Carolina                               56-0556998
--------------------------------------------------------------------------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)


1915 Rexford Road, Charlotte, North Carolina                      28211
--------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code          (704) 364-3120
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at March 5, 2002
------------------------------                ----------------------------------
  Common Stock, no par value                             32,666,965


================================================================================
                               Page 1 of 22 pages

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

                                                                                     January 31,            October 31,
                                                                                        2002                   2001
                                                                                      Unaudited               Audited
                                                                                     ------------           ------------
                             ASSETS

Utility Plant, at original cost                                                      $  1,643,527           $  1,626,176
  Less accumulated depreciation                                                           524,693                511,477
                                                                                     ------------           ------------
    Utility plant, net                                                                  1,118,834              1,114,699
                                                                                     ------------           ------------

Other Physical Property (net of accumulated depreciation of
  $1,387 in 2002 and $1,341 in 2001)                                                        1,153                  1,163
                                                                                     ------------           ------------

Current Assets:
  Cash and cash equivalents                                                                 8,892                  5,610
  Restricted cash                                                                           5,632                  7,064
  Receivables (less allowance for doubtful accounts of
    $2,304 in 2002 and $592 in 2001)                                                       99,240                 25,898
  Gas in storage                                                                           74,365                 70,220
  Deferred cost of gas                                                                     26,033                 16,310
  Deferred income taxes                                                                    12,540                     --
  Refundable income taxes                                                                   1,212                 22,271
  Prepayments and other                                                                     5,326                 27,928
                                                                                     ------------           ------------
    Total current assets                                                                  233,240                175,301
                                                                                     ------------           ------------

Investments, Deferred Charges and Other Assets:
   Investments in non-utility activities, at equity                                        88,539                 82,287
   Unamortized debt expense                                                                 4,116                  4,130
   Other                                                                                   15,613                 16,078
                                                                                     ------------           ------------
    Total investments, deferred charges and other assets                                  108,268                102,495
                                                                                     ------------           ------------

      Total                                                                          $  1,461,495           $  1,393,658
                                                                                     ============           ============

                  CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock                                                                     $    338,137           $    332,038
    Retained earnings                                                                     258,357                229,718
    Accumulated other comprehensive income                                                   (985)                (1,377)
                                                                                     ------------           ------------
      Total common stock equity                                                           595,509                560,379
  Long-term debt                                                                          509,000                509,000
                                                                                     ------------           ------------
      Total capitalization                                                              1,104,509              1,069,379
                                                                                     ------------           ------------

Current Liabilities:
  Current maturities of long-term debt and sinking fund requirements                        2,000                  2,000
  Notes payable                                                                            33,000                 32,000
  Accounts payable                                                                         60,183                 41,144
  Deferred income taxes                                                                        --                  2,344
  Income taxes accrued                                                                     18,138                     --
  General taxes accrued                                                                     7,235                 14,544
  Refunds due customers                                                                    42,473                 31,685
  Other                                                                                    17,571                 25,510
                                                                                     ------------           ------------
    Total current liabilities                                                             180,600                149,227
                                                                                     ------------           ------------

Deferred Credits and Other Liabilities:
   Accumulated deferred income taxes                                                      145,532                143,211
   Unamortized federal investment tax credits                                               6,009                  6,149
   Other                                                                                   24,845                 25,692
                                                                                     ------------           ------------
    Total deferred credits and other liabilities                                          176,386                175,052
                                                                                     ------------           ------------

      Total                                                                          $  1,461,495           $  1,393,658
                                                                                     ============           ============

See notes to condensed consolidated financial statements.

PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Income (Unaudited)
(In thousands except per share amounts)

                                                                        Three Months                  Twelve Months
                                                                           Ended                         Ended
                                                                         January 31                    January 31
                                                                  ------------------------      --------------------------
                                                                     2002           2001           2002            2001
                                                                  ---------      ---------      ---------       ----------
Operating Revenues                                                $ 288,757      $ 467,573      $ 929,040       $1,029,302
Cost of Gas                                                         165,555        338,971        596,462          699,441
                                                                  ---------      ---------      ---------       ----------

Margin                                                              123,202        128,602        332,578          329,861
                                                                  ---------      ---------      ---------       ----------

Other Operating Expenses:
   Operations                                                        28,950         30,244        113,064          113,438
   Maintenance                                                        4,759          4,319         19,503           17,427
   Depreciation                                                      14,096         12,749         53,407           49,798
   General Taxes                                                      5,255          5,606         23,601           19,338
   Income Taxes                                                      23,537         26,039         32,312           36,122
                                                                  ---------      ---------      ---------       ----------

     Total other operating expenses                                  76,597         78,957        241,887          236,123
                                                                  ---------      ---------      ---------       ----------

Operating Income                                                     46,605         49,645         90,691           93,738
                                                                  ---------      ---------      ---------       ----------

Other Income (Expense), net of tax:
   Non-utility activities, at equity                                  4,592         10,249          4,185            9,806
   Allowance for equity funds used during construction                  148             --            853               --
   Other, net                                                            29            134            (85)           4,467
                                                                  ---------      ---------      ---------       ----------

     Total other income (expense), net of tax                         4,769         10,383          4,953           14,273
                                                                  ---------      ---------      ---------       ----------

Income Before Utility Interest Charges                               51,374         60,028         95,644          108,011
Utility Interest Charges                                             10,204          9,726         39,291           37,773
                                                                  ---------      ---------      ---------       ----------

Net Income                                                        $  41,170      $  50,302      $  56,353       $   70,238
                                                                  =========      =========      =========       ==========

Average Shares of Common Stock:
     Basic                                                           32,560         31,989         32,327           31,753
     Diluted                                                         32,729         32,249         32,543           32,045

Earnings Per Share of Common Stock:
     Basic                                                        $    1.26      $    1.57      $    1.74       $     2.21
     Diluted                                                      $    1.26      $    1.56      $    1.73       $     2.19

Cash Dividends Per Share of Common Stock                          $   0.385      $   0.365      $    1.54       $     1.46

See notes to condensed consolidated financial statements.

PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In thousands)

                                                                         Three Months                  Twelve Months
                                                                            Ended                         Ended
                                                                          January 31                    January 31
                                                                  -------------------------       -------------------------
                                                                     2002            2001            2002            2001
                                                                  ---------       ---------       ---------       ---------
Cash Flows from Operating Activities:
  Net income                                                      $  41,170       $  50,302       $  56,353       $  70,238
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                   14,290          13,082          54,277          52,411
     Other, net                                                       1,260         (29,957)         22,123          (5,616)
     Net gain on propane business combination, net
        of tax                                                           --              --              --          (5,063)
     Change in operating assets and liabilities                     (28,687)         47,879         (25,621)         11,459
                                                                  ---------       ---------       ---------       ---------
  Net cash provided by operating activities                          28,033          81,306         107,132         123,429
                                                                  ---------       ---------       ---------       ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                                 (17,312)        (26,487)        (74,361)       (109,006)
  Investment in propane partnership                                      --              --              --         (30,552)
  Proceeds from propane business combination                             --              --              --          36,748
  Other                                                                 (38)         (6,632)           (392)         (7,258)
                                                                  ---------       ---------       ---------       ---------
    Net cash used in investing activities                           (17,350)        (33,119)        (74,753)       (110,068)
                                                                  ---------       ---------       ---------       ---------

Cash Flows from Financing Activities:
  Increase (decrease) in bank loans, net                              1,000         (34,500)        (32,000)        (36,500)
  Issuance of long-term debt                                             --              --          60,000          60,000
  Retirement of long-term debt                                           --              --         (32,000)         (2,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                             4,130           3,547          15,972          15,264
  Dividends paid                                                    (12,531)        (11,681)        (49,759)        (46,345)
                                                                  ---------       ---------       ---------       ---------
    Net cash used in financing activities                            (7,401)        (42,634)        (37,787)         (9,581)
                                                                  ---------       ---------       ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents                  3,282           5,553          (5,408)          3,780
Cash and Cash Equivalents at Beginning
   of Period                                                          5,610           8,747          14,300          10,520
                                                                  ---------       ---------       ---------       ---------

Cash and Cash Equivalents at End of Period                        $   8,892       $  14,300       $   8,892       $  14,300
                                                                  =========       =========       =========       =========

Cash Paid During the Period for:
  Interest                                                        $  16,167       $  16,908       $  39,236       $  38,361
  Income taxes                                                    $     667       $      60       $  52,037       $  85,841

See notes to condensed consolidated financial statements.

PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
Statement of Consolidated Comprehensive Income (Unaudited)
(In thousands)

                                                                              Three Months
                                                                           Ended January  31
                                                                      ---------------------------
                                                                        2002                2001
                                                                      --------           --------
Net Income                                                            $ 41,170           $ 50,302
Other Comprehensive Income:
     Equity investments hedging activities, net of tax of ($630)          (985)                --
                                                                      --------           --------
Total Comprehensive Income                                            $ 40,185           $ 50,302
                                                                      ========           ========


Reconciliation of Accumulated Other Comprehensive Income:
     Balance, beginning of period                                     $ (1,377)          $     --
     Current period reclassification to earnings                          (101)                --
     Current period change                                                 493                 --
                                                                      --------           --------
     Balance, end of period                                           $   (985)          $     --
                                                                      ========           ========

See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Independent auditors have not audited the condensed consolidated financial statements. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our 2001 Annual Report.

2. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at January 31, 2002, and October 31, 2001, and the results of operations and cash flows for the three months and twelve months ended January 31, 2002 and 2001.

         We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

3. Our business is seasonal in nature. The results of operations for the three-month period ended January 31, 2002, do not necessarily reflect the results to be expected for the full year.

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

                                                               Three Months                Twelve Months
                                                                 Ended                        Ended
                                                               January 31                   January 31
                                                         ----------------------        ----------------------
         In thousands except per share amounts             2002           2001           2002           2001
                                                         -------        -------        -------        -------
         Net Income                                      $41,170        $50,302        $56,353        $70,238
                                                         =======        =======        =======        =======

         Average shares of common stock
          outstanding for basic earings per share         32,560         31,989         32,327         31,753
         Contingently issuable shares under the
         long-term incentive plan                            169            260            216            292
                                                         -------        -------        -------        -------

         Average shares of dilutive stock                 32,729         32,249         32,543         32,045
                                                         =======        =======        =======        =======

         Earnings Per Share:
              Basic                                      $  1.26        $  1.57        $  1.74        $  2.21
              Diluted                                    $  1.26        $  1.56        $  1.73        $  2.19

5.       Business Segments and Non-Utility Activities

         We have two reportable business segments, domestic natural gas distribution and retail energy marketing services. Operations of our domestic natural gas distribution segment are conducted by the parent company and by Piedmont Intrastate Pipeline Company and Piedmont Interstate Pipeline Company, two wholly owned subsidiaries of our wholly owned subsidiary, Piedmont Energy Partners. Operations of our retail energy marketing services segment are conducted by Piedmont Energy Company, a wholly owned subsidiary of Piedmont Energy Partners.

         Our activities included in Other in the segment tables consist primarily of propane operations conducted by Heritage Propane Partners, L.P., a master limited partnership. Piedmont Propane Company, a wholly owned subsidiary of Piedmont Energy Partners, has an equity interest in US Propane, L.P., the general partner of Heritage Propane Partners. All of our activities other than the utility operations of the parent are included in other income in the statements of consolidated income.

         We evaluate performance based on margin, operations and maintenance expenses, operating income and income before taxes. The basis of segmentation and the basis of the measurement of segment profit or loss have not changed from that reported in our audited financial statements for the year ended October 31, 2001.

         Continuing operations by segment for the three months ended January 31, 2002 and 2001, are presented below:

                                                         Domestic        Retail
                                                        Natural Gas      Energy
         In thousands                                  Distribution     Marketing        Other           Total
                                                       ------------    ----------       --------       --------
         2002
         Revenues from external customers                $288,757        $     --       $     --       $288,757
         Margin                                           123,202              --             --        123,202
         Operations and maintenance
           expenses                                        33,709              46             16         33,771
         Operating income                                  46,556             (53)           (33)        46,470
         Other income                                       1,853           6,217            489          8,559
         Income before income taxes                        61,745           6,074            458         68,277
         Capital expenditures                              18,283              --             --         18,283

         2001
         Revenues from external customers                $467,573        $     --       $     --       $467,573
         Margin                                           128,602              --             --        128,602
         Operations and maintenance
           expenses                                        34,563               2            (26)        34,539
         Operating income                                  49,635               2             24         49,661
         Other income                                       1,755          13,556          2,094         17,405
         Income before income taxes                        67,712          13,301          2,121         83,134
         Capital expenditures                              28,786              --             --         28,786

         A reconciliation of net income in the condensed consolidated financial statements for the three months ended January 31, 2002 and 2001, is presented below:

         In thousands                                                         2002           2001
                                                                            -------        -------
           Income before income taxes for reportable segments               $67,819        $81,013
           Income before income taxes for other non-utility activities          458          2,121
           Income taxes                                                      27,107         32,832
                                                                            -------        -------
             Net income                                                     $41,170        $50,302
                                                                            =======        =======

         A reconciliation of consolidated assets in the condensed consolidated financial statements as of January 31, 2002 and October 31, 2001, is presented below:

         In thousands                                                          2002                2001
                                                                            -----------         -----------
           Total assets for reportable segments                             $ 1,481,851         $ 1,409,669
           Other assets                                                          25,939              27,050
           Eliminations                                                         (46,295)            (43,061)
                                                                            -----------         -----------
             Consolidated assets                                            $ 1,461,495         $ 1,393,658
                                                                            ===========         ===========

         Risks of Equity Investments

         Piedmont Intrastate Pipeline Company is a 16.45% member of Cardinal Pipeline Company, L.L.C. The other members are subsidiaries of The Williams Companies, Inc., SCANA Corporation and Progress Energy, Inc. Cardinal owns and operates a 104-mile intrastate natural gas pipeline in North Carolina and is regulated by the North Carolina Utilities Commission (NCUC). Cardinal has long-term service agreements with local distribution companies for 100% of the 270 million cubic feet per day of firm transportation capacity on the pipeline. Cardinal is dependent on the interstate pipeline company serving North Carolina to deliver gas into its system for service to these companies. Cardinal's long-term debt is secured by Cardinal's assets and by the equity membership interests of Cardinal's members.

         Piedmont Interstate Pipeline Company is a 35% member of Pine Needle LNG Company, L.L.C. The other members are subsidiaries of The Williams Companies, Inc., SCANA Corporation, Progress Energy, Inc., and Amerada Hess Corporation and the Municipal Gas Authority of Georgia. Pine Needle owns a liquefied natural gas peaking demand facility in North Carolina and is regulated by the Federal Energy Regulatory Commission
         (FERC). Storage capacity of the facility is four billion cubic feet with vaporization capability of 400 million cubic feet per day and is fully subscribed under long-term service agreements with customers. We subscribe to slightly more than one-half of this capacity to provide gas for peak-use periods when demand is the highest. Pine Needle enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. Pine Needle's long-term debt is secured by Pine Needle's assets and by the equity membership interests of Pine Needle's members.

         Piedmont Propane Company owns 20.69% of the membership interest in US Propane, L.P. The other partners are subsidiaries of TECO Energy, Inc., AGL Resources, Inc., and Atmos Energy Corporation. US Propane owns all of the general partnership interest and approximately 31% of the limited partnership interest in Heritage Propane Partners, L.P., a marketer of propane through a nationwide retail distribution network. Heritage competes with electricity, natural gas and fuel oil, as well as with other companies in the retail propane distribution business. The propane business, like natural gas, is seasonal, with weather conditions significantly affecting the demand for propane. Heritage purchases propane at numerous supply points for delivery to Heritage primarily via railroad tank cars and common carrier transport. Heritage's profitability is sensitive to changes in the wholesale price of propane. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in prices. Heritage also buys and sells financial instruments for trading purposes through a wholly owned subsidiary. Financial instruments used in connection with this liquids trading activity are marked to market.

         The limited partnership agreement of US Propane requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. Our maximum capital account restoration would be $9,980,000. Currently our capital account is positive. We believe that liquidation is not probable or likely to occur and have not recorded this liability.

         Piedmont Energy Company has a 30% interest in SouthStar Energy Services LLC. The other members are subsidiaries of AGL Resources, Inc., and Dynegy Holdings, Inc. SouthStar offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeastern United States. SouthStar was formed and began marketing energy services in Georgia in 1998 when that state became the first in the Southeast to fully open to retail competition. After three years of deregulation, the Governor of Georgia appointed a task force to reevaluate the deregulation of the Georgia natural gas market. As a result of the task force report, proposed legislation to revamp Georgia's natural gas deregulation is scheduled to be voted on by the Georgia House and Senate on March 19. Among other things, the proposed legislation would establish a consumer bill of rights and a "last resort" regulated gas supplier for the poor and those unable to purchase gas from unregulated marketers due to poor credit histories. Non-profit electric membership corporations would also be allowed to set up gas marketing affiliates. We are unable to determine the outcome of the proposed legislation and the impact on SouthStar's operations at this time.

         SouthStar manages commodity price risks through hedging activities using derivative financial instruments, physical commodity contracts and option-based weather derivative contracts. Financial contracts in the form of futures, options and swaps are used to hedge the price volatility of natural gas. These derivative transactions qualify as cash flow hedges and the fair value of the open positions are recorded on the balance sheet with the unrealized gain or loss in other comprehensive income. Weather derivative contracts are used to preserve margins in the event of warmer than normal weather during the winter period. Such contracts are accounted for using the intrinsic value method under the guidelines of EITF 99-2 "Accounting for Weather Derivatives." Based upon the cumulative heating degree days in November and December 2001, SouthStar would have the right to receive the maximum value under the contract and has recorded a receivable of $5,500,000 at December 31, 2001. The contracts extend through March 2002.

         Piedmont Greenbrier Pipeline Company, LLC, is a wholly owned subsidiary with a 33% equity interest in Greenbrier Pipeline Company, LLC (Greenbrier). The other member is a subsidiary of Dominion Resources, Inc. Greenbrier is proposing to build a 263-mile interstate pipeline linking multiple gas supply basins and storage to the growing demand of markets in the Southeast, with initial capacity of 600,000 dekatherms of natural gas per day. The pipeline will originate in

         Kanawha County, West Virginia, and extend through southwest Virginia to Granville County, North Carolina. The $497 million pipeline is expected to be project financed by the owners. As of January 31, 2002, we have made capital contributions of $2,893,000.

         Related Party Transactions

         We have related party transactions with three of the entities in which we have minority equity investments. These transactions are recorded on the utility's books either as gas costs, which are subject to gas cost recovery procedures, or as gas sales.

         The utility records as gas costs the fixed storage cost charged by Pine Needle as determined by the FERC. These accrued gas costs were $2,761,000 and $2,872,000 for the three months ended January 31, 2002 and 2001, respectively, and $11,155,000 and $10,913,000 for the twelve months ended January 31, 2002 and 2001, respectively. We owed Pine Needle $920,000 and $957,000 at January 31, 2002 and 2001,
         respectively.

         The utility records as gas costs the fixed transportation costs charged by Cardinal as determined by the NCUC. These accrued gas costs were $369,000 for the three months ended January 31, 2002 and 2001, and $1,475,000 for the twelve months ended January 31, 2002 and 2001. We owed Cardinal $123,000 at January 31, 2002 and 2001.

         The utility sells gas to SouthStar at prevailing market rates. Operating revenues from these sales totaled $1,712,000 and $1,642,000 for the three months ended January 31, 2002 and 2001, respectively, and $12,262,000 and $7,932,000 for the twelve months ended January 31, 2002 and 2001, respectively. SouthStar owed us $380,000 and zero at January 31, 2002 and 2001, respectively.

         The members of SouthStar have entered into a capital contributions agreement that requires each member to contribute additional capital for SouthStar to pay invoices for goods or services provided from any entity affiliated as a member whenever funds are not available to pay these invoices. The capital contributions to pay affiliated invoices are repaid as funds become available, but are subordinate to SouthStar's revolving line of credit with a bank. There was no activity related to this agreement during the quarter ended January 31, 2002.

         Summarized unaudited financial information presented to us by Cardinal for their fiscal quarters ended December 31, 2001 and 2000, is presented below.

         In thousands                                   2001            2000
                                                      --------        --------
           Revenues                                   $  4,281        $  4,281
           Gross profit                                     --              --
           Income before income taxes                    2,378           2,646
           Total assets                                105,676         116,864

         Summarized unaudited financial information presented to us by Pine Needle for their fiscal quarters ended December 31, 2001 and 2000, is presented below.

         In thousands                            2001           2000
                                               --------       --------
          Revenues                             $  5,072       $  5,050
          Gross profit                               --             --
          Income before income taxes              2,727          2,751
          Total assets                          110,762        120,126

         Summarized unaudited financial information for Heritage for their fiscal quarters ended November 30, 2001 and 2000 as presented in their 10-Q filing with the SEC, is presented below.

         In thousands                                  2001            2000
                                                     --------        --------
          Revenues                                   $162,103        $165,845
          Gross profit                                101,868          95,906
          Income (loss) before income taxes            (4,779)          1,963
          Total assets                                792,536         665,145

         Summarized unaudited financial information presented to us by SouthStar for their fiscal quarters ended December 31, 2001 and 2000, is presented below.

         In thousands                            2001           2000
                                               --------       --------
          Revenues                             $163,958       $269,150
          Gross profit                           35,229         58,403
          Income before income taxes             20,717         27,626
          Total assets                          156,513        277,169

6.       Derivatives and Hedging Activities

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

         We have purchased financial call options for natural gas for our Tennessee gas purchase portfolio for delivery in November 2002, December 2002, January 2003 and February 2003. The cost of these options and all gas costs incurred are a component of and are recovered under the guidelines of the Tennessee Incentive Plan. This plan establishes an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark rates. These differences, after applying a monthly 1% positive or negative deadband, together with income from marketing transportation and capacity in the secondary market and income (margin) from secondary market sales of gas, are subject to an overall annual cap of $1,600,000 for shareholder gains or losses. The net gains or losses on gas procurement costs within the deadband (99%-101% of the benchmark) are not subject to sharing under the Incentive Plan. Any net gains or losses on gas procurement costs outside the deadband are combined with capacity management benefits and shared between customers and shareholders. This amount is subject to the overall annual cap and is placed in a regulatory asset to be surcharged or refunded to customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document and other documents we file with the Securities and Exchange Commission (SEC) contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements orally to analysts, investors, the media and others. Our discussion contains forward-looking statements concerning, among others, plans, objectives, proposed capital expenditures and future events or performance. Our statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those suggested by the forward-looking statements. Important factors that could cause actual results to differ include:

         - Regulatory issues, including those that affect allowed rates of return, rate structure and financings. In addition to the impact of our three state regulatory commissions, we purchase natural gas transportation and storage services from interstate and intrastate pipeline companies whose rates and services are regulated by the FERC and the NCUC, respectively.

         - Residential, commercial and industrial growth in our service territories. The ability to grow our customer base and the pace of that growth is impacted by general business and economic conditions such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our local markets and the United States.

         - Deregulation, unanticipated impacts of restructuring and increased competition in the energy industry. We face competition from electric companies and energy marketing and trading companies. As a result of continued deregulation, we expect this highly competitive environment to continue.

         - The potential loss of large-volume industrial customers to alternate fuels or to bypass or the shift by such customers to special competitive contracts at lower per-unit margins.

         - The ability to meet internal performance goals. Regulatory issues, customer growth, deregulation, economic and capital market conditions, the price and availability of natural gas and weather conditions can impact our performance goals.

         - The capital-intensive nature of our business, including development project delays or changes in project costs. Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost of a project.

         - Changes in the availability and price of natural gas. To meet customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts will allow us to remain competitive. We have a diversified portfolio of local peaking facilities, transportation and storage contracts with interstate pipelines and supply contracts with major producers and marketers to satisfy the supply and delivery requirements of our customers. Because these producers and pipelines are subject to risks associated with exploring, drilling, producing, gathering and transporting natural gas, their risks also increase our exposure to supply and price fluctuations. We will likely be engaging in hedging activity in the future in order to minimize price volatility for our customers.

         - Changes in weather conditions. Weather conditions and other natural phenomena can have a large impact on our earnings. Severe weather conditions can impact our suppliers and the pipelines that deliver gas to our distribution system. Extended mild weather, either during the winter period or the summer period, can have a significant impact on the demand for and the price of natural gas.

         -        Changes in environmental requirements and cost of compliance.

         - Earnings of our equity investments. We have investments in unregulated retail energy marketing services, non-utility interstate liquefied natural gas (LNG) operations, intrastate pipeline operations and propane. These companies have risks that are inherent to their industries and, as an equity investor, we assume such risks.

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

Financial Condition and Liquidity

We finance current cash requirements primarily from operating cash flows and short-term borrowings. During the quarter ended January 31, 2002, outstanding short-term borrowings under bank lines of credit totaling $150 million ranged from $10 million to $57 million, with an average interest rate of 2.43%. Our operations are weather sensitive. Warmer weather can lead to lower margins from fewer volumes of natural gas being sold or transported. Colder weather that increases the volumes of natural gas sold to weather-sensitive customers can result in the inability of some of our customers to pay their bills. Either warm or cold weather that is outside the normal range of temperatures can lead to less operating cash flow, thereby increasing short-term borrowings to meet current cash requirements. The level of short-term borrowings can vary significantly due to changes in the wholesale prices of natural gas that are charged by suppliers and to increased gas supplies required to meet our customers' needs during cold weather. Short-term debt increases when wholesale prices for natural gas increase because we must pay suppliers for the gas before we can recover our costs from customers through their monthly bills. In addition to short-term borrowings, we sell common stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. Our dividend reinvestment and stock purchase plan is also a source of capital.

The natural gas business is seasonal in nature resulting primarily in fluctuations in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers. From April 1 to October 31, we build up natural gas inventories by injecting gas into storage for sale in the colder months. Inventory of stored gas increased from October 31, 2001, to January 31, 2002. Accounts payable and accounts receivable increased from October 31, 2001, to January 31, 2002, due to this seasonality and the demand for gas during the winter season. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our approximately 4% current annual growth in customer base. Utility construction expenditures for the three months ended January 31, 2002, were $18.2 million, compared with $28.8 million for the same period in 2001. Utility construction expenditures for the twelve-month period ended January 31, 2002, were $79.7 million, compared with $116.8 million for the same period in 2001.

At January 31, 2002, our capitalization consisted of 46% in long-term debt and 54% in common equity.

Results of Operations

We will discuss the results of operations for the three months and twelve months ended January 31, 2002, compared with similar periods in 2001.

Margin

Margin (operating revenues less cost of gas) for the three months ended January 31, 2002, decreased $5.4 million compared with the same period in 2001 primarily due to a decrease in delivered volumes of natural gas, which we refer to as system throughput, of 11.7 million dekatherms from the same period in 2001, primarily due to 33% warmer weather.

Margin for the current three-month period includes $12.5 million from the weather normalization adjustment (WNA) due to weather that was 23% warmer than normal. The WNA is designed to offset the impact of unusually cold or warm weather on customer billings and operating margin. The same period in 2001 reflected refunds to customers of $14.4 million from the WNA due to weather that was 16% colder than normal.

Margin for the twelve months ended January 31, 2002, increased $2.7 million compared with the same period in 2001 primarily for the reasons listed below.

         - Rates charged to customers increased due to general rate increases in Tennessee effective July 1, 2000, and in North Carolina effective November 1, 2000.

         - Other revenues increased, largely due to revenues from late payments and miscellaneous service work.

         - Margin includes $18.4 million from the WNA, compared with WNA refunds of $7.7 million for the same period in 2001. Weather was 13% warmer than normal during the twelve-month period.

System throughput decreased 21.4 million dekatherms for the twelve months ended January 31, 2002, compared with the same period in 2001, primarily due to weather that was 15% warmer than the same period in 2001.

Under gas cost recovery mechanisms in all three states, we revise rates periodically without formal rate proceedings to reflect changes in the wholesale cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are added to or deducted from cost of gas and included in refunds due customers in the condensed consolidated financial statements. In North Carolina and South Carolina, recovery of gas costs is subject to a finding made in annual gas cost recovery proceedings to determine the prudency of our gas purchases. We have been found prudent in all such past proceedings; however, there can be no guarantee that we will be found prudent in future proceedings.

Operations and Maintenance Expenses

Operations and maintenance expenses for the three months ended January 31, 2002, decreased $854,000 compared with the same period in 2001 primarily for the reasons listed below.

         - Decrease in utilities expense due primarily to the decreased volume of telephone calls to our customer information centers and new contracts being signed with major vendors.

         -        Decrease in the provision for uncollectibles.

An increase in advertising expenses partially offset these decreases for the three months ended January 31, 2002, compared with the same period in 2001.

Operations and maintenance expenses for the twelve months ended January 31, 2002, increased $1.7 million compared with the same period in 2001 primarily for the reasons listed below.

         - Increase in bank charges for activity fees and for fees associated with higher committed bank lines.

         -        Increase in the provision for uncollectibles.

         - Increase in risk insurance expense due primarily to workers' compensation.

         -        Increase in advertising expenses.

These increases were partially offset by the following decreases.

         - Decrease in payroll expense due to a decrease in long-term incentive plan accruals.

         - Decrease in employee benefits expense due primarily to a decrease in pension expense and the shift of the payment of administrative fees from benefit plan assets rather than by the sponsor and to a decrease in the cost of postretirement health care and life insurance benefits.

General Taxes

General taxes for the three months ended January 31, 2002, decreased $351,000 compared with the same period in 2001 primarily due to a decrease in property taxes.

General taxes for the twelve months ended January 31, 2002, increased $4.3 million compared with the same period in 2001 primarily due to an increase in property taxes.

Other Income

Income from equity investee earnings for the three months and twelve months ended January 31, 2002, decreased $5.7 million and $5.6 million, respectively, compared with the same periods in 2001 primarily due to decreases in earnings from unregulated retail energy marketing services and propane due to warmer weather.

Other income for the twelve months ended January 31, 2002, decreased $4.6 million compared with the same period in 2001 primarily due to a gain of $5.1 million in August 2000 from the contribution of substantially all of our propane assets in exchange for an interest in Heritage Propane Partners.

Utility Interest Charges

Utility interest charges for the three months ended January 31, 2002, increased $478,000 compared with the same period in 2001 primarily due to a decrease in the portion of the allowance for funds used during construction (AFUDC) attributable to borrowed funds, partially offset by a decrease in interest on short-term debt due to lower balances outstanding at lower interest rates.

Utility interest charges for the twelve months ended January 31, 2002, increased $1.5 million compared with the same period in 2001 primarily for the reasons listed below.

         - Increase in interest on long-term debt from higher amounts of debt outstanding.

         - Increase in interest on refunds due customers from larger balances outstanding.

These increases were partially offset by the following decreases.

         - Decrease in the portion of the AFUDC attributable to borrowed funds.

         - Decrease in interest on short-term debt due to lower balances outstanding at lower interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

At January 31, 2002, we had $33 million of short-term debt outstanding with a weighted average interest rate of 2.22%. We borrow primarily highly liquid debt instruments of a short-term nature and the carrying amount of such debt approximates fair value.

The table below provides information about our long-term debt at January 31, 2002, that is sensitive to changes in interest rates.

                                      Expected Maturity Date
                                      ----------------------                                      Fair Value
                                                                            There-             at January  31,
                          2002      2003      2004        2005     2006     after     Total         2002
                         -----      ----      -----       ----     ----     ------    -----    ---------------
Fixed Rate
  Long-term Debt
  (in millions)          $   2      $ 47      $   2        --     $  35      $425      $511         $541
Average Interest
  Rate                   10.06%     6.39%     10.06%       --      9.44%     7.55%     7.60%

Commodity Price Risk

In the normal course of business, we utilize contracts of various duration for the forward sales and purchase of natural gas. We manage our gas supply costs through a portfolio of short- and long-term procurement contracts with various suppliers. Due to cost-based rate regulation in our utility operations, we have limited exposure to changes in commodity prices as substantially all changes in purchased gas costs are passed on to customers under gas cost recovery mechanisms.

Additional information concerning market risk is set forth in "Financial Condition and Liquidity" in Item 2 of this report on page 13.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on February 22, 2002, to elect six directors and to ratify the selection of independent auditors. The record date for determining the shareholders entitled to receive notice of and to vote at the meeting was January 10, 2002. We solicited proxies for the meeting according to section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's solicitations.

Shareholders elected all of management's nominees for director as listed in the proxy statement by the following votes:

                                        Shares           Shares            Shares
                                        Voted            Voted              NOT
                                         FOR            WITHHELD           VOTED
                                      ----------        ---------        ---------
For term expiring in 2003:
Ned R. McWherter                      27,370,371          321,462        4,861,628

For term expiring in 2004:
Thomas E. Skains                      27,399,346          292,487        4,861,628

For terms expiring in 2005:
Malcolm E. Everett III                27,377,916          313,917        4,861,628
Muriel W. Helms                       27,392,511          299,322        4,861,628
Donald S. Russell                     24,624,121        3,067,712        4,861,628
John E. Simkins                       27,380,814          311,019        4,861,628

Directors C. M. Butler III, John W. Harris and Ware F. Schiefer will continue in office until 2003. Directors Jerry W. Amos, D. Hayes Clement and John H. Maxheim will continue in office until 2004.

Shareholders approved the selection by the Board of Directors of the firm of Deloitte & Touche LLP as independent auditors for the fiscal year ending October 31, 2002, by the following vote:

            Shares          Shares        Shares         Shares
            Voted           Voted         Voted           NOT
             FOR           AGAINST      ABSTAINING       VOTED
          ----------       -------      ----------     ---------
          27,376,100       185,378       130,355       4,861,628

Item 5. Other Information

Expansion Fund

As previously reported, the NCUC established an expansion fund consisting of supplier refunds due customers to be used to extend natural gas service into unserved areas of the state. The NCUC decides the use of these funds as we file individual project applications for unserved areas. Through October 31, 2001, we received $38.5 million from the expansion fund to extend natural gas service to the counties of Avery, Mitchell and Yancey. At January 31, 2002, the North Carolina State Treasurer held $5.7 million in our expansion fund account. This amount along with other supplier refunds, including interest earned to date, is included in restricted cash in the consolidated balance sheet at January 31, 2002.

On January 8, 2002, we filed a petition with the NCUC requesting permission to deposit supplier refunds currently held by us and future pipeline supplier refunds in the appropriate gas costs deferred accounts for refund to customers. On February 21, the NCUC concluded that the petition should be allowed. The demand-related portion of the supplier refunds will go into the all-customer deferred account and the commodity-related portion will go into the sales-only deferred account.

Regulatory Proceedings

As previously reported, we filed a petition with the Public Service Commission of South Carolina (PSCSC) requesting permission to engage in certain gas cost hedging activities for the purpose of cost stabilization. We requested advance prudency determination and full recovery under gas cost recovery mechanisms for all costs to be incurred by us in connection with the implementation and administration of the hedging program. A hearing on this matter is set for March
21. We are unable to determine the outcome of this proceeding at this time.

In a generic proceeding, the NCUC, on February 26, 2002, issued an order that hedging of gas costs is permissible. The NCUC concluded that prudently incurred costs in connection with hedging should be treated as gas costs and would be subject to the annual gas cost prudency review based on the information available at the time of the hedge, not at the time of the prudency review. Each local distribution company may develop its own plan. We are unable to determine whether we will develop and implement a hedging plan acceptable for use in our North Carolina operations at this time.

We have filed notices of intention to file a general rate application and a petition for a general rate increase with the NCUC and the PSCSC. The amounts of the requested rate increases and other issues in the applications have not yet been determined.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits -

         3.1      By-Laws of the Company, as amended, dated February 22, 2002.

         12       Computation of Ratio of Earnings to Fixed Charges.

(b)      Reports on Form 8-K -

         On December 21, 2001, we filed a report on Form 8-K reporting that we issued a press release on December 13, 2001, to announce that the Board of Directors had elected Thomas E. Skains President and Chief Operating Officer effective at the Annual Meeting of Shareholders on February 22, 2002. Mr. Skains was also nominated to stand for election to the Board at the Annual Meeting.

         Subsequent to the quarter end, on February 15, 2002, we filed a report on Form 8-K reporting that we issued a press release on February 14, 2002, stating that the earnings for the first quarter ended January 31, 2002, were expected to be in the range of $1.25 to $1.30 per share diluted and between $1.90 and $2.00 per share for the fiscal year ending October 31, 2002. Our prior earnings guidance was between $2.10 and $2.20 per share for the fiscal year.

         Subsequent to the quarter end, on February 28, 2002, we filed a report on Form 8-K reporting that Franklin H. Yoho would be joining Piedmont as Senior Vice President - Marketing and Supply Services effective March 18, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Piedmont Natural Gas Company, Inc.
                               -------------------------------------------------
                                                 (Registrant)



Date March 13, 2002                /s/      David J. Dzuricky
    ---------------            -------------------------------------------------
                                            David J. Dzuricky
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)




Date March 13, 2002                /s/      Barry L. Guy
    ---------------            -------------------------------------------------
                                            Barry L.Guy
                               Vice President and Controller
                               (Principal Accounting Officer)

                       Piedmont Natural Gas Company, Inc.
                                    Form 10-Q
                     For the Quarter Ended January 31, 2002

                                    Exhibits

3.1      By-Laws of the Company, as amended, dated February 22, 2002.

12       Computation of Ratio of Earnings to Fixed Charges.