Form 10-Q
period 2002-04-30
PIEDMONT NATURAL GAS CO INC
filed 2002-06-12
CIK 78460

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ___________________ to __________________


Commission file number 1-6196
                       ------


                       Piedmont Natural Gas Company, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        North Carolina                                          56-0556998
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


1915 Rexford Road, Charlotte, North Carolina                      28211
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code   (704) 364-3120
                                                   ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at June 3, 2002
---------------------------                    ---------------------------
 Common Stock, no par value                            32,792,921


===============================================================================
                               Page 1 of 25 pages

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

                                                                         April 30,      October 31,
                                                                           2002            2001
                                                                         Unaudited       Audited
                                                                        -----------     -----------
                                             ASSETS
                                             ------
Utility Plant, at original cost                                         $ 1,662,917     $ 1,626,176
  Less accumulated depreciation                                             536,890         511,477
                                                                        -----------     -----------
    Utility plant, net                                                    1,126,027       1,114,699
                                                                        -----------     -----------

Other Physical Property (net of accumulated depreciation of
  $1,433 in 2002 and $1,341 in 2001)                                          1,139           1,163
                                                                        -----------     -----------

Current Assets:
  Cash and cash equivalents                                                  73,477           5,610
  Restricted cash                                                             4,130           7,064
  Receivables (less allowance for doubtful accounts of
    $2,634 in 2002 and $592 in 2001)                                         58,617          25,898
  Gas in storage                                                             19,091          70,220
  Deferred cost of gas                                                        8,201          16,310
  Refundable income taxes                                                     1,212          22,271
  Prepayments and other                                                      20,586          27,928
                                                                        -----------     -----------
    Total current assets                                                    185,314         175,301
                                                                        -----------     -----------

Investments, Deferred Charges and Other Assets:
  Investments in non-utility activities, at equity                          101,023          82,287
  Unamortized debt expense                                                    4,026           4,130
  Other                                                                      15,012          16,078
                                                                        -----------     -----------
    Total investments, deferred charges and other assets                    120,061         102,495
                                                                        -----------     -----------

      Total                                                             $ 1,432,541     $ 1,393,658
                                                                        ===========     ===========


                                 CAPITALIZATION AND LIABILITIES
                                 ------------------------------
Capitalization:
  Common stock equity:
    Common stock                                                        $   342,544     $   332,038
    Retained earnings                                                       287,131         229,718
    Accumulated other comprehensive income                                     (554)         (1,377)
                                                                        -----------     -----------
      Total common stock equity                                             629,121         560,379
  Long-term debt                                                            509,000         509,000
                                                                        -----------     -----------
      Total capitalization                                                1,138,121       1,069,379
                                                                        -----------     -----------

Current Liabilities:
  Current maturities of long-term debt and sinking fund requirements          2,000           2,000
  Notes payable                                                                --            32,000
  Accounts payable                                                           51,739          41,144
  Deferred income taxes                                                       3,152           2,344
  Income taxes accrued                                                        2,044            --
  General taxes accrued                                                       7,627          14,544
  Refunds due customers                                                      28,135          31,685
  Other                                                                      23,554          25,510
                                                                        -----------     -----------
      Total current liabilities                                             118,251         149,227
                                                                        -----------     -----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                         143,679         143,211
  Unamortized federal investment tax credits                                  5,869           6,149
  Other                                                                      26,621          25,692
                                                                        -----------     -----------
    Total deferred credits and other liabilities                            176,169         175,052
                                                                        -----------     -----------

      Total                                                             $ 1,432,541     $ 1,393,658
                                                                        ===========     ===========

See notes to condensed consolidated financial statements.

PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Income (Unaudited)
(In thousands)

                                                               Three Months             Six Months              Twelve Months
                                                                  Ended                   Ended                    Ended
                                                                April 30                 April 30                 April 30
                                                          ---------------------    ---------------------    ---------------------
                                                            2002         2001        2002         2001        2002         2001
                                                            ----         ----        ----         ----        ----         ----
Operating Revenues                                        $293,865    $ 408,012    $582,622    $ 875,585    $814,893   $1,154,360
Cost of Gas                                                175,297      288,382     340,852      627,353     483,376      820,032
                                                          --------    ---------    --------    ---------    --------   ----------

Margin                                                     118,568      119,630     241,770      248,232     331,517      334,328
                                                          --------    ---------    --------    ---------    --------   ----------

Other Operating Expenses:
   Operations                                               27,681       27,915      56,631       58,158     112,831      113,340
   Maintenance                                               4,898        4,975       9,657        9,295      19,426       18,298
   Depreciation                                             14,253       12,803      28,349       25,552      54,857       50,463
   General Taxes                                             7,127        5,546      12,382       11,152      25,183       20,013
   Income Taxes                                             21,497       23,210      45,034       49,249      30,727       36,742
                                                          --------    ---------    --------    ---------    --------   ----------

     Total other operating expenses                         75,456       74,449     152,053      153,406     243,024      238,856
                                                          --------    ---------    --------    ---------    --------   ----------

Operating Income                                            43,112       45,181      89,717       94,826      88,493       95,472
                                                          --------    ---------    --------    ---------    --------   ----------

Other Income (Expense), Net of Taxes:
   Non-utility activities, at equity                         8,371        4,695      12,799       14,944       7,606       12,637
   Allowance for equity funds used during construction         164         --           311         --           817         --
   Other, net                                                   43         (424)        237         (290)        638        3,203
                                                          --------    ---------    --------    ---------    --------   ----------

     Total other income, net of taxes                        8,578        4,271      13,347       14,654       9,061       15,840
                                                          --------    ---------    --------    ---------    --------   ----------

Income Before Utility Interest Charges                      51,690       49,452     103,064      109,480      97,554      111,312
Utility Interest Charges                                     9,845        9,583      20,049       19,309      39,225       38,640
                                                          --------    ---------    --------    ---------    --------   ----------

Net Income                                                $ 41,845    $  39,869    $ 83,015    $  90,171    $ 58,329   $   72,672
                                                          ========    =========    ========    =========    ========   ==========


Average Shares of Common Stock:
     Basic                                                  32,689       32,126      32,624       32,056      32,464       31,900
     Diluted                                                32,861       32,357      32,796       32,302      32,668       32,174

Earnings Per Share of Common Stock:
     Basic                                                $   1.28    $    1.24    $   2.54    $    2.81    $   1.80   $     2.28
     Diluted                                              $   1.27    $    1.23    $   2.53    $    2.79    $   1.79   $     2.26

Cash Dividends Per Share of Common Stock                  $   0.40    $   0.385    $  0.785    $    0.75    $  1.555   $     1.48

See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)
           -----------------------------------------------------------

                                                             Three Months             Six Months             Twelve Months
                                                                Ended                   Ended                    Ended
                                                               April 30                April 30                April 30
                                                         --------------------    ----------- --------    ---------------------
                                                           2002        2001        2002        2001        2002        2001
                                                           ----        ----        ----        ----        ----        ----
Cash Flows from Operating Activities:
  Net income                                             $ 41,845    $ 39,869    $ 83,015    $ 90,171    $ 58,329    $  72,672
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                         14,443      13,079      28,733      26,161      55,748       52,346
     Other, net                                            (3,018)     20,719      (1,758)     (9,238)     (1,615)      16,172
     Net gain on propane business combination, net
       of tax                                                --          --          --          --          --         (5,063)
     Change in operating assets and liabilities            73,436     (19,761)     44,749      28,118      67,470      (58,675)
                                                         --------    --------    --------    --------    --------    ---------
    Net cash provided by operating activities             126,706      53,906     154,739     135,212     179,932       77,452
                                                         --------    --------    --------    --------    --------    ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                       (20,423)    (14,035)    (37,736)    (40,522)    (80,750)    (104,920)
  Investment in propane partnership                          --          --          --          --          --        (30,552)
  Proceeds from propane business combination                 --          --          --          --          --         36,748
  Other                                                       (34)        (59)        (71)     (6,691)       (367)      (7,005)
                                                         --------    --------    --------    --------    --------    ---------
    Net cash used in investing activities                 (20,457)    (14,094)    (37,807)    (47,213)    (81,117)    (105,729)
                                                         --------    --------    --------    --------    --------    ---------

Cash Flows from Financing Activities:
  Increase (Decrease) in bank loans, net                  (33,000)    (31,015)    (32,000)    (65,515)    (33,985)       3,985
  Issuance of long-term debt                                 --          --          --          --        60,000       60,000
  Retirement of long-term debt                               --          --          --          --       (32,000)      (2,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                   4,407       3,871       8,537       7,418      16,508       14,941
  Dividends paid                                          (13,071)    (12,363)    (25,602)    (24,044)    (50,466)     (47,206)
                                                         --------    --------    --------    --------    --------    ---------
    Net cash provided by (used in) financing activities   (41,664)    (39,507)    (49,065)    (82,141)    (39,943)      29,720
                                                         --------    --------    --------    --------    --------    ---------

Net Increase in Cash and Cash Equivalents                  64,585         305      67,867       5,858      58,872        1,443
Cash and Cash Equivalents at Beginning of Period            8,892      14,300       5,610       8,747      14,605       13,162
                                                         --------    --------      ------    --------    --------    ---------

Cash and Cash Equivalents at End of Period               $ 73,477    $ 14,605    $ 73,477    $ 14,605    $ 73,477    $  14,605
                                                         ========    ========    ========    ========    ========    =========

Cash Paid During the Period for:
  Interest                                               $  3,765    $  2,720    $ 19,932    $ 19,628    $ 40,281    $  38,103
  Income taxes                                           $ 29,290    $ 48,685    $ 29,957    $ 48,745    $ 32,642    $  81,570

See notes to condensed consolidated financial statements.

PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
Statements of Consolidated Comprehensive Income (Unaudited)
(In thousands)

                                                                      Three Months             Six Months
                                                                     Ended April 30          Ended April 30
                                                                   ------------------      ------------------
                                                                     2002      2001          2002      2001
                                                                     ----      ----          ----      ----
Net Income                                                         $41,845    $39,869      $83,015    $90,171
Other Comprehensive Income:
     Equity investments hedging activities, net of tax of ($272)
        for the three months and ($498) for the six months in
        2002 and ($204) in 2001                                        431       (311)         823       (311)
                                                                   -------    -------      -------    -------
Total Comprehensive Income                                         $42,276    $39,558      $83,838    $89,860
                                                                   =======    =======      =======    =======



Reconciliation of Accumulated Other Comprehensive Income:
     Balance, beginning of period                                    ($985)   $    --      ($1,377)   $    --
     Current period reclassification to earnings                       371         --          557         --
     Current period change                                              60       (311)         266       (311)
                                                                   -------    -------      -------    -------
     Balance, end of period                                          ($554)     ($311)       ($554)     ($311)
                                                                   =======    =======      =======    =======

See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Independent auditors have not audited the condensed consolidated financial statements. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our 2001 Form 10-K Annual Report.

2. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at April 30, 2002, and October 31, 2001, and the results of operations and cash flows for the three months, six months and twelve months ended April 30, 2002 and 2001.

       We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

3. Our business is seasonal in nature. The results of operations for the three-month and six-month periods ended April 30, 2002, do not necessarily reflect the results to be expected for the full year.

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

                                                      Three Months             Six Months            Twelve Months
                                                         Ended                   Ended                   Ended
                                                        April 30                April 30                April 30
In thousands except per share amounts             -------------------     -------------------     -------------------
                                                    2002        2001        2002        2001        2002        2001
                                                    ----        ----        ----        ----        ----        ----
Net Income                                        $41,845     $39,869     $83,015     $90,171     $58,329     $72,672
                                                  =======     =======     =======     =======     =======     =======

Average shares of common stock
  outstanding for basic earnings per share         32,689      32,126      32,624      32,056      32,464      31,900
Contingently issuable shares under
  the long-term incentive plan                        172         231         172         246         204         274
                                                  -------     -------     -------     -------     -------     -------

Average shares of dilutive stock                   32,861      32,357      32,796      32,302      32,668      32,174
                                                  =======     =======     =======     =======     =======     =======

Earnings Per Share:
  Basic                                             $1.28       $1.24       $2.54       $2.81       $1.80       $2.28
  Diluted                                           $1.27       $1.23       $2.53       $2.79       $1.79       $2.26

5.     Business Segments

       We have two reportable business segments, domestic natural gas distribution and retail energy marketing services. Operations of our domestic natural gas distribution segment are conducted by the parent company and by Piedmont Intrastate Pipeline Company and Piedmont Interstate Pipeline Company, two wholly owned subsidiaries of our wholly owned subsidiary, Piedmont Energy Partners. Operations of our retail energy marketing services segment are conducted by Piedmont Energy Company, a wholly owned subsidiary of Piedmont Energy Partners, through its ownership of an equity method investment.

       Our activities included in Other in the segment tables consist primarily of propane operations conducted by Heritage Propane Partners, L.P., a master limited partnership. Piedmont Propane Company, a wholly owned subsidiary of Piedmont Energy Partners, has an equity interest in US Propane, L.P., the general partner and the owner of approximately 31% of the limited partnership interest of Heritage Propane Partners. All of our activities other than the utility operations of the parent are included in other income in the statements of consolidated income.

       We evaluate performance based on margin, operations and maintenance expenses, operating income and income before taxes. The basis of segmentation and the basis of the measurement of segment profit or loss have not changed from that reported in our audited financial statements for the year ended October 31, 2001.

       Continuing operations by segment for the three months and six months ended April 30, 2002 and 2001, are presented below:

                                            Domestic                Retail
                                           Natural Gas              Energy
In thousands                               Distribution            Marketing              Other                Total
                                        ------------------     -----------------   -----------------    -------------------
Three Months Ended April 30               2002      2001         2002     2001       2002     2001        2002       2001
---------------------------               ----      ----         ----     ----       ----     ----        ----       ----
Revenues from external customers        $293,865  $408,012     $    --   $    --   $    --   $    --    $293,865   $408,012
Margin                                   118,568   119,630          --        --        --      (264)    118,568    119,366
Operations and maintenance expenses       32,580    32,890          53        --       140       589      32,773     33,479
Operating income                          43,112    45,181         (54)       (1)     (156)     (857)     42,902     44,323
Other income                               1,674     1,956      11,143     4,883     1,651     1,221      14,468      8,060
Income before income taxes                56,439    60,773      11,148     4,732     1,494       368      69,081     65,873
Capital expenditures                      21,492    15,323          --        --        --        --      21,492     15,323

Six Months Ended April 30
-------------------------
Revenues from external customers        $582,622  $875,585     $    --    $   --   $    --   $    --    $582,622   $875,585
Margin                                   241,770   248,232          --        --        --      (264)    241,770    247,968
Operations and maintenance expenses       66,288    67,453          99         1       156       564      66,543     68,018
Operating income                          89,668    94,816        (107)        1      (189)     (833)     89,372     93,984
Other income                               3,527     3,711      17,360    18,439     2,140     3,316      23,027     25,466
Income before income taxes               118,185   128,486      17,221    18,032     1,952     2,490     137,358    149,008
Capital expenditures                      39,776    44,109          --        --        --        --      39,776     44,109

A reconciliation of net income in the condensed consolidated financial statements for the three months and six months ended April 30, 2002 and 2001, is presented below:

                                                                    Three Months              Six Months
                                                                   Ended April 30           Ended April 30
                                                                -------------------     ---------------------
In thousands                                                      2002       2001         2002         2001
                                                                  ----       ----         ----         ----
Income before income taxes for reportable segments              $67,587     $65,505     $135,406     $146,518
Income before income taxes for other non-utility activities       1,494         368        1,952        2,490
Income taxes                                                     27,236      26,004       54,343       58,837
                                                                -------     -------     --------     --------
Net income                                                      $41,845     $39,869     $ 83,015     $ 90,171
                                                                =======     =======     ========     ========

A reconciliation of consolidated assets in the condensed consolidated financial statements as of April 30, 2002 and October 31, 2001, is presented below:

In thousands                                    2002                 2001
                                                ----                 ----

Total assets for reportable segments         $1,432,367           $1,409,669
Other assets                                     68,334               27,050
Eliminations/Adjustments                        (44,146)             (43,061)
                                             ----------           ----------
Consolidated assets                          $1,456,555           $1,393,658
                                             ==========           ==========

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

Piedmont Propane Company owns 20.69% of the membership interest in US Propane, L.P. The other partners are subsidiaries of TECO Energy, Inc., AGL Resources, Inc., and Atmos Energy Corporation. US Propane owns all of the general partnership interest and approximately 31% of the limited partnership interest in Heritage Propane Partners, L.P., a marketer of propane through a nationwide retail distribution network. Heritage competes with electricity, natural gas and fuel oil, as well as with other companies in the retail propane distribution business. The propane business, like natural gas, is seasonal, with weather conditions significantly affecting the demand for propane. Heritage purchases propane at numerous supply points for delivery to Heritage primarily via railroad tank cars and common carrier transport. Heritage's profitability is sensitive to changes in the wholesale prices of propane. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in prices. Heritage also buys and sells financial instruments for trading purposes through a wholly owned subsidiary. Financial instruments used in connection with this liquids trading activity are marked to market.

The limited partnership agreement of US Propane requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. Our maximum capital account restoration would be $9,980,000. Currently, our capital account is positive. We believe that liquidation is not probable or likely to occur and have not recorded this liability.

Piedmont Energy Company has a 30% interest in SouthStar Energy Services LLC. The other members are subsidiaries of AGL Resources, Inc., and Dynegy Holdings, Inc. SouthStar offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeastern United States. SouthStar was formed and began marketing energy services in Georgia in 1998 when that state became the first in the Southeast to fully open to natural gas retail competition. After three years of deregulation, the Governor of Georgia appointed a task force to reevaluate the deregulation of the Georgia natural gas market. As a result of the task force report, additional natural gas deregulation legislation was passed by the Georgia House and Senate on March 19, 2002. Among other things, the legislation establishes a consumer bill of rights and a "last resort" gas supplier for the poor and those unable to purchase gas from marketers due to poor credit histories. Non-profit electric membership corporations are also allowed to set up gas marketing affiliates. In May 2002, three companies, including SouthStar, submitted proposals with the Georgia Public Service Commission (GPSC) to be chosen as the "last resort" gas supplier. Only one company will be designated as the "last resort" service provider by the GPSC. A decision by the GPSC is required by July 1, 2002, although an earlier decision is expected.

SouthStar manages commodity price and weather risks through hedging activities using derivative financial instruments, physical commodity contracts and option-based weather derivative contracts. Financial contracts in the form of futures, options and swaps are used to hedge the price volatility of natural gas. These derivative transactions qualify as cash flow hedges. Weather derivative contracts are used to preserve margins in the event of warmer-than-normal weather during the winter period. Such contracts are accounted for using the intrinsic value method under the guidelines of EITF 99-2 "Accounting for Weather Derivatives." Based upon the cumulative heating degree days in November 2001 through March 2002, SouthStar received $3,767,000 under the contracts in April.

Piedmont Greenbrier Pipeline Company, LLC, is a wholly owned subsidiary with a 33% equity interest in Greenbrier Pipeline Company, LLC (Greenbrier). The other member is a subsidiary of Dominion Resources, Inc. Greenbrier is proposing to build a 263-mile interstate pipeline linking multiple gas supply basins and storage to the growing demand of markets in the Southeast, with initial capacity of 600,000 dekatherms of natural gas per day. The pipeline will originate in Kanawha County, West Virginia, and extend through southwest Virginia to Granville County, North Carolina. The pipeline is expected to cost $497 million, with approximately $150 million of the cost expected to be contributed as equity by the owners and the remainder expected to be provided by project financed debt. As of April 30, 2002, we have made capital contributions to Greenbrier totaling $4,599,000.

Related Party Transactions

We have related party transactions with three of the entities in which we have minority equity investments. These transactions are recorded on the utility's books either as gas costs, which are subject to gas cost recovery procedures, or as gas sales.

The utility records as gas costs the fixed storage costs charged by Pine Needle as determined by the FERC. These gas costs were $2,761,000 and $2,872,000 for the three months ended April 30, 2002 and 2001, respectively, $5,521,000 and $5,745,000 for the six months ended April 30, 2002 and 2001, respectively, and $11,043,000 and $11,246,000 for the twelve months ended April 30, 2002 and 2001, respectively. We owed Pine Needle $920,000 and $957,000 at April 30, 2002 and 2001, respectively.

The utility records as gas costs the fixed transportation costs charged by Cardinal as determined by the NCUC. These gas costs were $369,000 for the three months ended April 30, 2002 and 2001, $737,000 for the six months ended April 30, 2002 and 2001, and $1,475,000 for the twelve months ended April 30, 2002 and 2001. We owed Cardinal $123,000 at April 30, 2002 and 2001.

The utility sells gas to SouthStar at prevailing market rates. Operating revenues from these sales totaled $2,779,000 and $3,043,000 for the three months ended April 30, 2002 and 2001, respectively, $4,491,000 and $4,685,000 for the six months ended April 30, 2002 and 2001, respectively, and $11,998,000 and $7,721,000 for the twelve months ended April 30, 2002 and 2001, respectively. SouthStar owed us $1,314,000 and $2,541,000 at April 30, 2002 and 2001,
respectively.

The members of SouthStar have entered into a capital contributions agreement that requires each member to contribute additional capital for SouthStar to pay invoices for goods or services provided from any member or its affiliates whenever funds are not available to pay these invoices. The capital contributions to pay affiliated invoices are repaid as funds become available, but are subordinate to SouthStar's revolving line of credit with a bank. There was no activity related to this agreement during the three months and six months ended April 30, 2002.

Summarized unaudited financial information provided to us by Cardinal for their fiscal quarters ended March 31, 2002 and 2001, is presented below.

                                   Three Months              Six Months
                                  Ended March 31           Ended March 31
                               --------------------     --------------------
In thousands                      2002        2001         2002        2001
                                  ----        ----         ----        ----
 Revenues                      $  4,281    $  4,281     $  8,562    $  8,562
 Gross profit                        --          --           --          --
 Income before income taxes       2,349       2,491        4,727       5,137
 Total assets                   104,967     106,952      104,967     106,952

Summarized unaudited financial information provided to us by Pine Needle for their fiscal quarters ended March 31, 2002 and 2001, is presented below.

                                   Three Months              Six Months
                                  Ended March 31           Ended March 31
                               --------------------     --------------------
In thousands                      2002       2001         2002        2001
                                  ----       ----         ----        ----
 Revenues                      $  4,949    $  4,958     $ 10,021    $ 10,008
 Gross profit                        --          --           --          --
 Income before income taxes       2,664       2,724        5,390       5,474
 Total assets                   112,104     116,738      112,104     116,738

Summarized unaudited financial information for Heritage Propane Partners, L.P., for their fiscal quarters ended February 28, 2002 and 2001, as presented in their Form 10-Q quarterly report, is presented below.

                                   Three Months             Six Months
                                Ended February 28        Ended February 28
                               --------------------     --------------------
In thousands                     2002        2001         2002        2001
                                 ----        ----         ----        ----
 Revenues                      $229,635    $326,760     $391,738    $492,605
 Gross profit                   132,492     188,054      254,360     283,960
 Income before income taxes      30,130      43,330       25,351      45,293
 Total assets                   779,640     718,575      779,640     718,575


Summarized unaudited financial information provided to us by SouthStar for their fiscal quarters ended March 31, 2002 and 2001, is presented below.

                                   Three Months              Six Months
                                  Ended March 31           Ended March 31
                               --------------------     --------------------
In thousands                      2002        2001         2002       2001
                                  ----        ----         ----       ----
 Revenues                      $230,288    $336,731     $402,359    $605,881
 Gross profit                    59,828      52,505       95,057     110,908
 Income before income taxes      37,438      32,365       58,160      59,991
 Total assets                   167,811     264,843      167,811     264,843

6.       Derivatives and Hedging Activities

         We purchase natural gas for our regulated operations for resale under tariffs approved by the state commissions having jurisdiction over the service territory where the customer is located. We recover the cost of gas purchased for regulated operations through purchased gas adjustment mechanisms. We structure the pricing and performance of gas supply contracts to maximize flexibility and minimize cost and risk for the customer. Our risk management policies allow us to use financial instruments for trading purposes and to hedge risks, but not for speculative trading. These policies were developed by management. An energy risk management committee of multi-department representation monitors risks in accordance with these policies.

         We have purchased financial call options for natural gas for our Tennessee gas purchase portfolio for delivery in December 2002, January 2003 and February 2003. Previously purchased options were sold April 1, 2002, and proceeds were used to purchase options that are currently held. The cost of these options and all gas costs incurred are components of and are recovered under the guidelines of the Tennessee Incentive Plan. This plan establishes an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark rates. These differences, after applying a monthly 1% positive or negative deadband, together with income from marketing transportation and capacity in the secondary market and income (margin) from secondary market sales of gas, are subject to an overall annual cap of $1,600,000 for shareholder gains or losses. The net gains or losses on gas procurement costs within the deadband (99%-101% of the benchmark) are not subject to sharing under the Incentive Plan. Any net gains or losses on gas procurement costs outside the deadband are combined with capacity management benefits and shared between customers and shareholders. This amount is subject to the overall annual cap and is placed in a regulatory asset to be surcharged or refunded to customers.

         During April 2002, we purchased financial call options for natural gas for our South Carolina gas purchase portfolio for delivery in June 2002 through October 2002. The costs of these options are a component of and are recovered under the guidelines of the South Carolina experimental hedging program approved by the Public Service Commission of South Carolina (PSCSC) on March 26, 2002. The primary benefit of this plan is to stabilize gas costs for South Carolina ratepayers. This plan operates off of pricing indices that are tied to future projected gas prices as traded on a national exchange and is limited to 60% of the annual normalized sales volumes. The hedging program uses a matrix of historic, inflation-adjusted gas prices over the past four years plus the current season with a heavier weighting on current data as the basis for determining the purchase of financial instruments. The supply cost portfolio will be diversified over a rolling 24 months with a short-term focus (1 to 12 months) and a long-term focus (13 to 24 months). Purchases will be executed within the parameters of the matrix as compared to daily NYMEX monthly prices. There is limited subjective discretion in making purchases with little or no risk of speculation in the market. The PSCSC, in its order approving the plan, stated that the actions we take in accordance with the plan will be deemed to be prudent.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Forward-Looking Statements
--------------------------

This document and other documents we file with the Securities and Exchange Commission (SEC) contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements orally to analysts, investors, the media and others. Our discussion contains forward-looking statements concerning, among others, plans, objectives, proposed capital expenditures and future events or performance. Our statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those suggested by the forward-looking statements. Important factors that could cause actual results to differ include:

         o Regulatory issues, including those that affect allowed rates of return, rate structures and financings. In addition to the impact of our three state regulatory commissions, we purchase natural gas transportation and storage services from interstate and intrastate pipeline companies whose rates and services are regulated by the FERC and the NCUC, respectively.

         o Residential, commercial and industrial growth in our service territories. The ability to grow our customer base and the pace of that growth are impacted by general business and economic conditions such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our local markets and the United States.

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

         o Changes in the availability and price of natural gas. To meet customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts will allow us to remain competitive. We have a diversified portfolio of local peaking facilities, transportation and storage contracts with interstate pipelines and supply contracts with major producers and marketers to satisfy the supply and delivery requirements of our customers. Because these producers and pipelines are subject to risks associated with exploring, drilling, producing, gathering and transporting natural gas, their risks also increase our exposure to supply and price fluctuations. We engage in hedging activity in order to minimize price volatility for our customers.

         o Changes in weather conditions. Weather conditions and other natural phenomena can have a large impact on our earnings. Severe weather conditions can impact our suppliers and the pipelines that deliver gas to our distribution system. Extended mild or severe weather, either during the winter period or the summer period, can have a significant impact on the demand for and the price of natural gas.

         o        Changes in environmental requirements and cost of compliance.

         o Earnings of our equity investments. We have investments in unregulated retail energy marketing services, interstate liquefied natural gas (LNG) operations, intrastate pipeline operations and propane. These companies have risks that are inherent to their industries and, as an equity investor, we assume such risks.

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

Financial Condition and Liquidity
---------------------------------

We finance current cash requirements primarily from operating cash flows and short-term borrowings. Outstanding short-term borrowings under our bank lines of credit totaling $150 million ranged from zero to $30 million during the three months ended April 30, 2002, with an average interest rate of 2.22%, and from zero to $57 million during the six months ended April 30, 2002, with an average interest rate of 3.47%. Our operations are weather sensitive. Warmer weather can lead to lower margins from fewer volumes of natural gas being sold or transported. Colder weather that increases the volumes of natural gas sold to weather-sensitive customers can result in the inability of some of our customers to pay their bills. Either warm or cold weather that is outside the normal range of temperatures can lead to less operating cash flow, thereby increasing short-term borrowings to meet current cash requirements. The level of short-term borrowings can vary significantly due to changes in the wholesale prices of natural gas that are charged by suppliers and to increased gas supplies required to meet our customers' needs during cold weather. Short-term debt increases when wholesale prices for natural gas increase because we must pay suppliers for the gas before we can recover our costs from customers through their monthly bills. In addition to short-term borrowings, we sell common stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. Our dividend reinvestment and stock purchase plan is also a source of capital.

The natural gas business is seasonal in nature resulting primarily in fluctuations in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers in addition to short-term borrowings discussed above. From April 1 to October 31, we build up natural gas inventories by injecting gas into storage for sale in the colder months. Inventory of stored gas decreased and accounts payable and accounts receivable increased from October 31, 2001, to April 30, 2002, due to this seasonality and the demand for gas during the winter season. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our approximately 4% current annual growth in customer base. Utility construction expenditures for the three months ended April 30, 2002, were $21.5 million, compared with $15.3 million for the same period in 2001. Utility construction expenditures for the six months ended April 30, 2002, were $39.7 million, compared with $44 million for the same period in 2001. Utility construction expenditures for the twelve months ended April 30, 2002, were $85.9 million, compared with $109.8 million for the same period in 2001.

Our expected future contractual obligations at April 30, 2002, are as follows:

In millions                                Payments Due by Period
                            ----------------------------------------------------

                                     Less than      1-3        4-5        After
Contractual Obligations     Total     1 Year       Years      Years      5 Years
-----------------------     -----     ------       -----      -----      -------
Long-term debt               $511      $ 2          $ 49       $ 35        $425
Pipeline and storage          938       95           256        141         446
 capacity and gas supply*

*100% recoverable due to rate mechanism.

At April 30, 2002, our capitalization consisted of 45% in long-term debt and 55% in common equity.

Critical Accounting Policies and Estimates
------------------------------------------

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods reported. Actual results may change significantly from the use of our current estimates. We base our estimates on historical experience, where applicable, and other relevant factors that we believe are reasonable under the circumstances. On an ongoing basis, management evaluates estimates and assumptions. As a result of this evaluation and any new circumstances, adjustments are made in subsequent periods to reflect more current information if management determines that modifications in assumptions and estimates are required.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a complete discussion of significant accounting policies, refer to Note 1 in Item 8 of our 2001 Form 10-K.

Regulation. We are subject to regulation by certain state and federal authorities. We have accounting policies that conform to Statement of Financial Accounting Standards No. 71, "Accounting for the Effect of Certain Types of Regulation" and are in accordance with accounting requirements and ratemaking practices prescribed by the regulatory authorities. The application of these accounting policies allows us to defer expenses and income on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. These deferred regulatory assets and liabilities are then flowed through the income statement in the period in which the same amounts are reflected in rates. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to these portions ceasing to meet such criteria would be eliminated from the balance sheet and included in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs.

Allowance for Uncollectible Accounts. We evaluate the collectibility of our trade accounts receivable based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

Employee Benefits. We have a defined-benefit pension plan for the benefit of substantially all full-time regular employees. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plan. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension expense recorded in future periods.

Self Insurance. We are self-insured for certain losses related to general liability, group medical benefits and workers' compensation. We maintain stop loss coverage with third party insurers to limit our total exposure. Our liabilities represent estimates of the ultimate cost of claims incurred as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data and actuarial estimates. The liabilities are reviewed by management and third party actuaries at least annually to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims or fluctuations in premiums, differ from our estimates, our financial results could be impacted.


Results of Operations
---------------------

We will discuss the results of operations for the three months, six months and twelve months ended April 30, 2002, compared with similar periods in 2001.

Margin

Margin (operating revenues less cost of gas) for the three months ended April 30, 2002, decreased $1.1 million compared with the same period in 2001 primarily due to 1.2 million fewer dekatherms consumed by higher-margin residential and commercial customers even though delivered volumes of natural gas, which we refer to as system throughput, increased 1.6 million dekatherms from the same period in 2001.

Margin for the current three-month period reflects revenues from customers of $7.4 million from the weather normalization adjustment (WNA) due to weather that was 7% warmer than normal. The WNA is designed to offset the impact of unusually cold or warm weather on customer billings and operating margin. The same period in 2001 reflected increased margin of $5.9 million from the WNA due to weather that was 5% warmer than normal.

Margin for the six months ended April 30, 2002, decreased $6.5 million compared with the same period in 2001 primarily due to a decrease in system throughput of
10.1 million dekatherms as fewer volumes were consumed by higher-margin residential and commercial customers. Margin for the current six-month period reflects WNA revenues of $19.8 million, compared with WNA refunds of $8.5 million for the same period in 2001.

Margin for the twelve months ended April 30, 2002, decreased $2.8 million compared with the same period in 2001 primarily due to a decrease in system throughput of 16.4 million dekatherms as fewer volumes were consumed by all customer classes due to weather that was 18% warmer. Margin for the current twelve-month period reflects WNA revenues of $19.8 million, compared with WNA refunds of $8.5 million for the same period in 2001.

Under gas cost recovery mechanisms, we revise rates periodically without formal rate proceedings to reflect changes in the wholesale cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net amounts of any over- or under-recoveries of gas costs are added to or deducted from cost of gas and included in refunds due customers in the consolidated financial statements. In North Carolina and South Carolina, recovery of gas costs is subject to annual gas cost recovery proceedings to determine the prudency of our gas purchases. We have been found prudent in all such past proceedings; however, there can be no guarantee that we will be found prudent in future proceedings.

Operations and Maintenance Expenses

Operations and maintenance expenses for the three months ended April 30, 2002, decreased $311,000 compared with the same period in 2001, less than 1%, primarily for the reasons listed below.

         o Decrease in transportation clearing expenses due to lower fuel costs and depreciation on vehicles.

         o Decrease in outside labor as outsourced positions were replaced by employees.

These decreases were partially offset by an increase in payroll due to the shift from outsourced positions and an increase in rents and leases.

Operations and maintenance expenses for the six months ended April 30, 2002, decreased $1.2 million compared with the same period in 2001, less than 2%, primarily for the reasons listed below.

         o Decrease in outside labor as outsourced positions were replaced by employees.

         o        Decrease in the provision for uncollectibles.

These decreases were partially offset by an increase in payroll due to the shift from outsourced positions.

Operations and maintenance expenses for the twelve months ended April 30, 2002, increased $619,000 compared with the same period in 2001, less than 1%, primarily for the reasons listed below.

         o        Increase in the provision for uncollectibles.

         o Increase in risk insurance due primarily to general liability coverage and workers' compensation.

         o        Increase in advertising expenses.

These increases were partially offset by the following decreases.

         o Decrease in outside labor as outsourced positions were replaced by employees.

         o Decrease in employee benefits due primarily to a decrease in pension expense as administrative fees are now paid from benefit plan assets rather than by the sponsor and a decrease in the cost of postretirement healthcare and life insurance benefits.

Depreciation

Depreciation expense for the three months, six months and twelve months ended April 30, 2002, increased over similar prior periods due to the growth of plant in service.

General Taxes

General taxes for the three months ended April 30, 2002, increased $1.6 million compared with the same period in 2001 primarily due to an increase in property taxes.

General taxes for the six months and twelve months ended April 30, 2002, increased $1.2 million and $5.2 million, respectively, compared with the same periods in 2001 primarily due to increases in property taxes, franchise taxes and use taxes.

Other Income

Income from equity investee earnings for the three months ended April 30, 2002, increased $3.7 million compared with the same period in 2001 primarily due to an increase in earnings from unregulated retail energy marketing services.

Income from equity investee earnings for the six months and twelve months ended April 30, 2002, decreased $2.1 million and $5 million, respectively, compared with the same periods in 2001 primarily due to decreases in earnings from unregulated retail energy marketing services and from propane, both of which were impacted by warmer weather.

Other income for the twelve months ended April 30, 2002, decreased $2.6 million compared with the same period in 2001. The previous twelve-month period includes a gain from the contribution of substantially all of our propane assets in exchange for an interest in Heritage Propane Partners in August 2000, partially offset by losses from the propane operations prior to the contribution.

Utility Interest Charges

Utility interest charges for the three months ended April 30, 2002, increased $262,000 compared with the same period in 2001 primarily due to an increase in interest on long-term debt from higher amounts of debt outstanding and a decrease in the portion of the allowance for funds used during construction (AFUDC) attributable to borrowed funds.

Utility interest charges for the six months and twelve months ended April 30, 2002, increased $740,000 and $585,000, respectively, compared with the same periods in 2001 primarily for the reasons listed below.

         o Increase in interest on long-term debt from higher amounts of debt outstanding.

         o Increase in interest on refunds due customers from larger balances outstanding.

         o Decrease in the portion of AFUDC attributable to borrowed funds.

Decreases in interest on short-term debt due to lower balances outstanding at lower rates partially offset these increases for the three, six and twelve months ended April 30, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

All financial instruments discussed below are held for purposes other than trading. We are potentially exposed to market risk due to changes in interest rates and the cost of gas. Exposure to interest rate changes relates to both short- and long-term debt. Exposure to gas cost variations relates to the supply of and demand for natural gas.

Interest Rate Risk
------------------

We have short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements varies from period to period, depending upon many factors including our investments in capital projects. Future short-term interest expense and payments will be impacted by both short-term interest rates and borrowing levels.

At April 30, 2002, we had no short-term debt outstanding. The weighted average interest rates on short-term debt for the three months and six months ended April 30, 2002, were 2.22% and 3.47%, respectively. We primarily borrow highly liquid debt instruments of a short-term nature. The carrying amount of such debt approximates fair value.

The table below provides information at April 30, 2002, about our long-term debt that is sensitive to changes in interest rates.

                             Expected Maturity Date
                             ----------------------
                                                                     Fair Value
                                                      There-        at April 30,
                    2002   2003   2004   2005   2006  after  Total     2002
                    ----   ----   ----   ----   ----  -----  -----  ------------
Fixed Rate
 Long-Term Debt
  (in millions)       $2    $47      $2   --     $35   $425   $511     $544
Average Interest
 Rate             10.06%  6.39%  10.06%   --   9.44%  7.55%  7.60%

Credit Rating
-------------

Credit ratings impact our ability to obtain short-term and long-term financing and the cost of such financings. In determining our credit ratings, the rating agencies consider various factors. The more significant quantitative factors include, among other things:

         o Ratio of total debt to total capitalization, including balance sheet leverage.

         o        Ratio of net cash flows to capital expenditures.

         o        Funds from operations interest coverage.

         o        Ratio of funds from operations to average total debt.

         o        Pre-tax interest coverage.

Qualitative factors include, among other things, stability of regulation in each jurisdiction of our operations, risks and controls inherent with the distribution of natural gas, predictability of cash flows, business strategy and management, industry position and contingencies.

At April 30, 2002, our long-term debt consisting of medium-term notes and senior notes were rated A2 by Moody's and A by Standard and Poor's.

Commodity Price Risk
--------------------

In the normal course of business, we utilize contracts of various duration for the forward sales and purchases of natural gas. We manage our gas supply costs through a portfolio of short- and long-term procurement contracts with several suppliers. Due to cost-based rate regulation in our utility operations, we have limited exposure to changes in commodity prices as substantially all changes in purchased gas costs are passed on to customers under gas cost recovery mechanisms.

Additional information concerning market risk is set forth in "Financial Condition and Liquidity" in Item 2 of this report on page 14.

                           PART II. OTHER INFORMATION

Item 5.  Other Information
--------------------------

Regulatory Proceedings
----------------------

On March 28, 2002, we filed an application with the North Carolina Utilities Commission (NCUC) requesting rates and charges to increase annual revenues by $28.2 million, an increase of 6.8%. In addition, we are requesting changes to cost allocations and rate design and changes in tariffs and service regulations. We expect any allowed rate increase to be effective November 1, 2002. A hearing has been set to begin on August 27. We are unable to determine the outcome of this proceeding at this time.

As previously reported, the NCUC, on February 26, 2002, issued an order in a generic proceeding that hedging of gas costs is permissible. The NCUC concluded that prudently incurred costs in connection with hedging should be treated as gas costs and would be subject to the annual gas cost prudency review based on the information available at the time of the hedge, not at the time of the prudency review. Each local distribution company may develop its own plan. On April 10, we requested the NCUC to reconsider its decision to make costs incurred in connection with hedging subject to an after-the-fact review for prudence. We also filed an experimental natural gas hedging program for reconsideration and pre-approval. The proposed program defines in advance the parameters for executing hedging transactions and provides that costs incurred under the plan will be deemed to be prudently incurred gas costs. A hearing has been scheduled for June 19 to consider approval of the hedging program as filed. We are unable to determine the outcome of this proceeding at this time.

As previously reported, we filed a petition with the Public Service Commission of South Carolina (PSCSC) requesting permission to engage in certain gas cost hedging activities for the purpose of cost stabilization. We requested advance prudency determination and full recovery under gas cost recovery mechanisms for all costs to be incurred in connection with the implementation and administration of the hedging program. On March 26, 2002, the PSCSC issued an order approving this experimental hedging program, including the advance prudency determination.

On May 3, 2002, we filed an application with the PSCSC requesting an annual increase in rates of $15.3 million in revenues, an increase of 10.5%. In addition, we are requesting approval of new depreciation rates, changes in cost allocations and rate design and changes in tariffs and service regulations. This is the first general rate filing in South Carolina in seven years. Hearings have been set for September 4 and 5. We are unable to determine the outcome of this proceeding at this time.

Asset Purchase
--------------

On May 15, 2002, we announced an agreement to purchase the natural gas distribution assets of North Carolina Gas Service (NCGS), a division of NUI Utilities, Inc., for approximately $26 million in cash. NCGS serves approximately 14,000 customers in Rockingham and Stokes Counties, North Carolina. Completion of the acquisition is contingent upon approval from several regulatory bodies, including the NCUC. We filed for approval of the NCGS asset acquisition with the NCUC on May 31, 2002. We anticipate the approvals and closing of the purchase before the end of the calendar year.



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)      Exhibits -

         12       Computation of Ratio of Earnings to Fixed Charges.

(b)      Reports on Form 8-K -

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Piedmont Natural Gas Company, Inc.
                                             ----------------------------------
                                                         (Registrant)



Date  June 12, 2002                     /s/  David J. Dzuricky
     ---------------                    ---------------------------------------
                                             David J. Dzuricky
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



Date  June 12, 2002                     /s/  Barry L. Guy
     ---------------                    ---------------------------------------
                                             Barry L. Guy
                                             Vice President and Controller
                                             (Principal Accounting Officer)