Form 10-Q
period 2002-07-31
PIEDMONT NATURAL GAS CO INC
filed 2002-09-12
CIK 78460

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ___________________ to __________________

Commission file number 1-6196
                       ------

                       Piedmont Natural Gas Company, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             North Carolina                            56-0556998
--------------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

1915 Rexford Road, Charlotte, North Carolina                 28211
--------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (704) 364-3120
                                                   ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at September 6, 2002
---------------------------              --------------------------------
 Common Stock, no par value                          32,957,316


===============================================================================
                               Page 1 of 28 pages

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

                                                                               July 31,        October 31,
                                                                                 2002             2001
                                                                              Unaudited          Audited
                                                                              ----------       ----------
                    ASSETS
Utility Plant, at original cost                                               $1,685,524       $1,626,176
  Less accumulated depreciation                                                  550,378          511,477
                                                                              ----------       ----------
    Utility plant, net                                                         1,135,146        1,114,699
                                                                              ----------       ----------

Other Physical Property (net of accumulated depreciation of
  $1,479 in 2002 and $1,341 in 2001)                                               1,123            1,163
                                                                              ----------       ----------

Current Assets:
  Cash and cash equivalents                                                        7,677            5,610
  Restricted cash                                                                  4,228            7,064
  Receivables (less allowance for doubtful accounts of
    $1,004 in 2002 and $592 in 2001)                                              42,264           25,898
  Gas in storage                                                                  49,818           70,220
  Deferred cost of gas                                                             6,810           16,310
  Refundable income taxes                                                         18,722           22,271
  Prepayments and other                                                           33,386           27,928
                                                                              ----------       ----------
    Total current assets                                                         162,905          175,301
                                                                              ----------       ----------

Investments, Deferred Charges and Other Assets:
   Investments in non-utility activities, at equity                               84,096           82,287
   Unamortized debt expense                                                        3,932            4,130
   Other                                                                          16,587           16,078
                                                                              ----------       ----------
    Total investments, deferred charges and other assets                         104,615          102,495
                                                                              ----------       ----------

      Total                                                                   $1,403,789       $1,393,658
                                                                              ==========       ==========

                    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock                                                              $  347,592       $  332,038
    Retained earnings                                                            265,032          229,718
    Accumulated other comprehensive income                                        (1,003)          (1,377)
                                                                              ----------       ----------
      Total common stock equity                                                  611,621          560,379
  Long-term debt                                                                 462,000          509,000
                                                                              ----------       ----------
      Total capitalization                                                     1,073,621        1,069,379
                                                                              ----------       ----------

Current Liabilities:
  Current maturities of long-term debt and sinking fund requirements              47,000            2,000
  Notes payable                                                                     --             32,000
  Accounts payable                                                                42,414           41,144
  Deferred income taxes                                                              584            2,344
  General taxes accrued                                                           11,200           14,544
  Refunds due customers                                                           19,747           31,685
  Other                                                                           16,559           25,510
                                                                              ----------       ----------
    Total current liabilities                                                    137,504          149,227
                                                                              ----------       ----------

Deferred Credits and Other Liabilities:
   Accumulated deferred income taxes                                             160,357          143,211
   Unamortized federal investment tax credits                                      5,730            6,149
   Other                                                                          26,577           25,692
                                                                              ----------       ----------
    Total deferred credits and other liabilities                                 192,664          175,052
                                                                              ----------       ----------

      Total                                                                   $1,403,789       $1,393,658
                                                                              ==========       ==========

See notes to condensed consolidated financial statements.

PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
Condensed Statements of Consolidated Income (Unaudited)
(In thousands)

                                                             Three Months              Nine Months               Twelve Months
                                                                Ended                     Ended                     Ended
                                                               July 31                   July 31                   July 31
                                                        ---------------------     ------------ --------     -----------------------
                                                          2002         2001         2002         2001         2002          2001
                                                        --------     --------     --------     --------     --------     ----------
Operating Revenues                                      $127,928     $121,779     $710,550     $997,364     $821,041     $1,144,927
Cost of Gas                                               80,066       78,142      420,918      705,495      485,300        810,434
                                                        --------     --------     --------     --------     --------     ----------

Margin                                                    47,862       43,637      289,632      291,869      335,741        334,493
                                                        --------     --------     --------     --------     --------     ----------

Other Operating Expenses:
   Operations                                             27,013       28,802       83,644       86,961      111,042        115,364
   Maintenance                                             4,902        4,975       14,559       14,269       19,353         18,906
   Depreciation                                           14,440       13,003       42,789       38,555       56,293         51,149
   General taxes                                           5,541        5,289       17,923       16,441       25,434         20,873
   Income taxes                                           (5,662)      (7,516)      39,372       41,733       32,718         34,594
                                                        --------     --------     --------     --------     --------     ----------

     Total other operating expenses                       46,234       44,553      198,287      197,959      244,840        240,886
                                                        --------     --------     --------     --------     --------     ----------

Operating Income                                           1,628         (916)      91,345       93,910       90,901         93,607
                                                        --------     --------     --------     --------     --------     ----------

Other Income (Expense):
   Non-utility activities, at equity                      (1,975)     (10,722)      20,050       14,008       22,328         11,906
   Allowance for equity funds used during construction       231           --          746           --        1,240             --
   Other, net                                                513          213          629         (275)       1,080          7,542
   Income taxes                                              487        4,156       (8,822)      (5,432)     (10,186)        (7,681)
                                                        --------     --------     --------     --------     --------     ----------

     Total other income, net of taxes                       (744)      (6,353)      12,603        8,301       14,462         11,767
                                                        --------     --------     --------     --------     --------     ----------

Income Before Utility Interest Charges                       884       (7,269)     103,948      102,211      105,363        105,374
Utility Interest Charges                                   9,861        9,536       29,910       28,845       39,206         39,261
                                                        --------     --------     --------     --------     --------     ----------

Net Income                                              $ (8,977)    $(16,805)    $ 74,038     $ 73,366     $ 66,157     $   66,113
                                                        ========     ========     ========     ========     ========     ==========


Average Shares of Common Stock:
     Basic                                                32,822       32,243       32,691       32,119       32,610         32,043
     Diluted                                              32,822       32,243       32,863       32,360       32,798         32,299

Earnings Per Share of Common Stock:
     Basic                                              $  (0.27)    $  (0.52)    $   2.26     $   2.28     $   2.03     $     2.06
     Diluted                                            $  (0.27)    $  (0.52)    $   2.25     $   2.27     $   2.02     $     2.05

Cash Dividends Per Share of Common Stock                $   0.40     $  0.385     $  1.185     $  1.135     $   1.57     $     1.50


See notes to condensed consolidated financial statements.

               PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                 (in thousands)
           -----------------------------------------------------------

                                                            Three Months            Nine Months             Twelve Months
                                                               Ended                   Ended                   Ended
                                                              July 31                 July 31                 July 31
                                                        --------------------    -------------------     ---------------------
                                                          2002        2001        2002       2001         2002         2001
                                                        -------     --------    -------     -------     -------     ---------
Cash Flows from Operating Activities:
  Net income                                            $(8,977)    $(16,805)   $74,038     $73,366     $66,157     $  66,113
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                       14,648       13,215     43,381      39,376      57,074        52,306
     Other, net                                          15,667       17,889     13,909       8,651      (3,837)       31,320
     Net gain on propane business combination, net
       of tax                                                --           --         --          --          --        (5,063)
     Change in operating assets and liabilities         (54,543)       4,251     (9,794)     32,370       8,783        22,571
                                                        -------     --------    -------     -------     -------     ---------
  Net cash provided by (used in) operating activities   (33,205)      18,550    121,534     153,763     128,177       167,247
                                                        -------     --------    -------     -------     -------     ---------

Cash Flows from Investing Activities:
  Utility construction expenditures                     (22,489)     (23,895)   (60,225)    (64,417)    (79,344)     (103,697)
  Investment in propane partnership                          --           --         --          --          --       (30,552)
  Proceeds from propane business combination                 --           --         --          --          --        36,748
  Other                                                     (32)        (197)      (104)     (6,888)       (202)       (6,928)
                                                        -------     --------    -------     -------     -------     ---------
  Net cash used in investing activities                 (22,521)     (24,092)   (60,329)    (71,305)    (79,546)     (104,429)
                                                        -------     --------    -------     -------     -------     ---------

Cash Flows from Financing Activities:
  Increase (decrease) in bank loans, net                     --       35,515    (32,000)    (30,000)    (69,500)      (57,500)
  Issuance of long-term debt                                 --           --         --          --      60,000        60,000
  Retirement of long-term debt                           (2,000)     (32,000)    (2,000)    (32,000)     (2,000)      (32,000)
  Issuance of common stock through dividend
    reinvestment and employee stock plans                 5,048        4,137     13,586      11,555      17,419        15,296
  Dividends paid                                        (13,122)     (12,407)   (38,724)    (36,452)    (51,181)      (48,058)
                                                        -------     -------     -------     -------     -------     ---------
  Net cash used in financing activities                 (10,074)      (4,755)   (59,138)    (86,897)    (45,262)      (62,262)
                                                        -------     --------    -------     -------     -------     ---------

Net Increase (Decrease) in Cash and Cash Equivalents    (65,800)     (10,297)     2,067      (4,439)      3,369           556

Cash and Cash Equivalents at Beginning of Period         73,477       14,605      5,610       8,747       4,308         3,752
                                                        -------     --------    -------     -------     -------     ---------

Cash and Cash Equivalents at End of Period              $ 7,677     $  4,308    $ 7,677     $ 4,308     $ 7,677     $   4,308
                                                        =======     ========    =======     =======     =======     =========

Cash Paid During the Period for:
  Interest                                              $16,057     $17,206     $35,989     $36,834     $39,132     $  40,431
  Income taxes                                          $    12     $    --     $29,969     $48,745     $32,659     $  48,936

See notes to condensed consolidated financial statements.

PIEDMONT NATURAL GAS COMPANY, INC. AND SUBSIDIARIES
Statements of Consolidated Comprehensive Income (Unaudited)
(In thousands)

                                                                                     Three Months               Nine Months
                                                                                    Ended July 31              Ended July 31
                                                                                ---------------------      --------------------
                                                                                 2002          2001          2002         2001
                                                                                -------      --------      -------      -------
Net Income                                                                      $(8,977)     $(16,805)     $74,038      $73,366
Other Comprehensive Income:
     Equity investments hedging activities, net of tax of ($288)
        and $139 for the three months and $210 and ($65) for the
        nine months in 2002 and 2001, respectively                                 (449)          210          374         (101)
                                                                                -------      --------      -------      -------
Total Comprehensive Income                                                      $(9,426)     $(16,595)     $74,412      $73,265
                                                                                =======      ========      =======      =======



Reconciliation of Accumulated Other Comprehensive Income:
     Balance, beginning of period                                               $  (554)     $   (311)     $(1,377)     $    --
     Current period reclassification to earnings                                     77            --          635           --
     Current period change                                                         (526)          210         (261)        (101)
                                                                                -------      --------      -------      -------
     Balance, end of period                                                     $(1,003)     $   (101)     $(1,003)     $  (101)
                                                                                =======      ========      =======      =======

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

2. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at July 31, 2002, and October 31, 2001, and the results of operations and cash flows for the three months, nine months and twelve months ended July 31, 2002 and 2001.

         We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

3. Our business is seasonal in nature. The results of operations for the three-month and nine-month periods ended July 31, 2002, do not necessarily reflect the results to be expected for the full year.

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

                                                             Three Months               Nine Months            Twelve Months
                                                                 Ended                     Ended                   Ended
                                                                July 31                   July 31                 July 31
                                                         ---------------------      -------------------     -------------------
In thousands, except per share amounts                     2002         2001          2002        2001        2002        2001
                                                         -------      --------      -------     -------     -------     -------
Net Income                                               $(8,977)     $(16,805)     $74,038     $73,366     $66,157     $66,113
                                                         =======      ========      =======     =======     =======     =======

Average shares of common stock
  outstanding for basic earnings per share                32,822        32,243       32,691      32,119      32,610      32,043
Contingently issuable shares under
  the long-term incentive plan (a)                            --            --          172         241         188         256
                                                         -------      --------      -------     -------     -------     -------

Average shares of dilutive stock                          32,822        32,243       32,863      32,360      32,798      32,299
                                                         =======      ========      =======     =======     =======     =======

Earnings Per Share:
  Basic                                                  $  (.27)     $   (.52)     $  2.26     $  2.28     $  2.03     $  2.06
  Diluted                                                $  (.27)     $   (.52)     $  2.25     $  2.27     $  2.02     $  2.05

(a) For the three months ended July 31, 2002 and 2001, the inclusion of 172 and 231 contingently issuable shares, respectively, would be antidilutive.

5.       Business Segments

         We have two reportable business segments, domestic natural gas distribution and retail energy marketing services. Operations of our domestic natural gas distribution segment are conducted by the parent company and by Piedmont Intrastate Pipeline Company and Piedmont Interstate Pipeline Company, two wholly owned subsidiaries of our wholly owned subsidiary, Piedmont Energy Partners, and Piedmont Greenbrier Pipeline Company, a wholly owned subsidiary of Piedmont Natural Gas Company. The investments in the ventures of these three subsidiaries are accounted for under the equity method. Operations of our retail energy marketing services segment are conducted by Piedmont Energy Company, a wholly owned subsidiary of Piedmont Energy Partners, through its investment in a venture accounted for under the equity method.

         Our activities included in Other in the segment tables consist primarily of propane operations conducted by Heritage Propane Partners, L.P., a master limited partnership. Piedmont Propane Company, a wholly owned subsidiary of Piedmont Energy Partners, has an equity interest in US Propane, L.P., the general partner and the owner of approximately 31% of the limited partnership interest of Heritage Propane Partners. Investment in this venture is accounted for under the equity method. All of our activities other than the utility operations of the parent are included in other income in the statements of consolidated income.

         We evaluate performance based on margin, operations and maintenance expenses, operating income and income before taxes. The basis of segmentation and the basis of the measurement of segment profit or loss are the same as reported in our audited financial statements for the year ended October 31, 2001.

         Continuing operations by segment for the three months and nine months ended July 31, 2002 and 2001, are presented below:

                                          Domestic               Retail
                                         Natural Gas             Energy
In thousands                            Distribution            Marketing               Other                  Total
                                    --------------------    -------------------    ------------------    --------------------
Three Months Ended July 31            2002        2001        2002       2001        2002       2001       2002        2001
                                    --------    --------    -------    --------    -------    -------    --------    --------
Revenues from external customers    $127,928    $121,779    $    --    $     --    $    --    $    --    $127,928    $121,779
Margin                                47,862      43,637         --          --         --         --      47,862      43,637
Operations and maintenance
  Expenses                            31,915      33,777          1           7          9          3      31,925      33,787
Operating income                       1,638        (929)       (18)         (8)       (23)       656       1,597        (281)
Other income                           2,141       1,570     (1,098)    (10,286)    (2,242)    (1,764)      1,199     (10,480)
Income before income taxes           (11,742)    (16,404)    (1,130)    (10,334)    (2,254)    (1,739)    (15,126)    (28,477)
Capital expenditures*                 23,385      25,434         --          --         --         --      23,385      25,434

Nine Months Ended July 31
Revenues from external customers    $710,550    $997,364    $    --    $     --    $    --    $    --    $710,550    $997,364
Margin                               289,632     291,869         --          --         --       (264)    289,632     291,605
Operations and maintenance
  Expenses                            98,204     101,230        100           9        165        566      98,469     101,805
Operating income                      91,306      93,887       (125)         (7)      (211)      (816)     90,970      93,064
Other income                           5,668       5,281     16,262       8,152       (103)     1,552      21,827      14,985
Income before income taxes           106,443     112,082     16,092       7,699       (303)       750     122,232     120,531
Capital expenditures*                 63,160      69,543         --          --         --         --      63,160      69,543

*Utility only.

A reconciliation of net income in the consolidated financial statements for the three months and nine months ended July 31, 2002 and 2001, is presented below:

                                                                          Three Months                      Nine Months
                                                                         Ended July 31                      Ended July
                                                                   -------------------------         -------------------------
In thousands                                                         2002             2001             2002             2001
                                                                   --------         --------         --------         --------
Income before income taxes for reportable segments                 $(12,872)        $(26,738)        $122,535         $119,781
Income before income taxes for other non-utility activities          (2,254)          (1,739)            (303)             750
Income taxes                                                         (6,149)         (11,672)          48,194           47,165
                                                                   --------         --------         --------         --------
 Net income                                                        $ (8,977)        $(16,805)        $ 74,038         $ 73,366
                                                                   ========         ========         ========         ========

A reconciliation of consolidated assets in the consolidated financial statements as of July 31, 2002 and October 31, 2001, is presented below:

In thousands                                         2002               2001
                                                  ----------         ----------
Domestic natural gas operations                   $1,386,494         $1,384,952
Retail energy marketing services                      26,480             24,717
Other                                                 37,825             27,050
Eliminations/Adjustments                             (47,010)           (43,061)
                                                  ----------         ----------
 Consolidated assets                              $1,403,789         $1,393,658
                                                  ==========         ==========

Risks of Equity Investments

Piedmont Intrastate Pipeline Company is a 16.45% member of Cardinal Pipeline Company, L.L.C. The other members are subsidiaries of The Williams Companies, Inc., SCANA Corporation and Progress Energy, Inc. Cardinal owns and operates a 104-mile intrastate natural gas pipeline in North Carolina and is regulated by the North Carolina Utilities Commission (NCUC). Cardinal has firm service agreements with local distribution companies, including Piedmont Natural Gas Company, for 100% of the 270 million cubic feet per day of firm transportation capacity on the pipeline. Cardinal is dependent on the Williams-Transco pipeline system to deliver gas into its system for service to its customers. Cardinal's long-term debt is secured by Cardinal's assets and by each member's equity investment in Cardinal.

Piedmont Interstate Pipeline Company is a 35% member of Pine Needle LNG Company, L.L.C. The other members are subsidiaries of The Williams Companies, Inc., SCANA Corporation, Progress Energy, Inc., and Amerada Hess Corporation and the Municipal Gas Authority of Georgia. Pine Needle owns a liquified natural gas
(LNG) storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC). Storage capacity of the facility is four billion cubic feet with vaporization capability of 400 million cubic feet per day and is fully subscribed under firm service agreements with customers. We subscribe to slightly more than one-half of this capacity to provide gas for peak-use periods when demand is the highest. Pine Needle enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. Pine Needle's long-term debt is secured by Pine Needle's assets and by each member's equity investment in Pine Needle.

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

In July 2002, we recorded a loss in value of $1.4 million on our investment in US Propane due to an other than temporary decline in the value of the general partnership interest in Heritage Propane. The other than temporary loss was calculated based on estimated future cash flow projections that reflect actual and projected customer growth assumptions for Heritage Propane.

The limited partnership agreement of US Propane requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. Under the agreement, our maximum capital account restoration is $10 million. Currently, our capital account is positive. We believe that liquidation is not probable or likely to occur and have not recorded this liability.

Piedmont Energy Company has a 30% interest in SouthStar Energy Services LLC. The other members are subsidiaries of AGL Resources, Inc., and Dynegy Inc. SouthStar sells natural gas to industrial, commercial and residential customers in the southeastern United States. SouthStar was formed and began marketing energy services in Georgia in 1998 when that state implemented full natural gas retail competition. SouthStar conducts most of its business in Georgia, and the unregulated retail gas market is highly competitive.

The Operating Policy of SouthStar contains a provision for the disproportionate sharing of earnings in excess of a threshold per annum, cumulative return of 17%. This threshold is not reached until all prior period losses are recovered. Earnings below the 17% return threshold are allocated to members based on their ownership percentages. Earnings above the threshold are allocated at various percentages based on margin generated in four defined service areas. The earnings test is based on SouthStar's fiscal year ending December 31, therefore, the actual impact, if any, of disproportionate sharing is not known until after December 31. In July 2002, we estimated that a portion of SouthStar's earnings for calendar year 2002 will be above the threshold, and that disproportionate sharing will occur for the first time. Accordingly, our portion of the equity earnings from SouthStar for the three months and nine months ended July 31, 2002, was reduced $270,000 to reflect our estimate that our earnings from SouthStar will be at a level of approximately 27% of total earnings rather than our equity ownership percentage of 30% of total earnings.

SouthStar manages commodity price and weather risks through hedging activities using derivative financial instruments, physical commodity contracts and option-based weather derivative contracts. Financial contracts in the form of futures, options and swaps are used to hedge the price volatility of natural gas. These derivative transactions qualify as cash flow hedges and are accounted for under the guidelines of Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities." Weather derivative contracts are used to preserve margins in the event of warmer-than-normal weather during the winter period. Such contracts are accounted for using the intrinsic value method under the guidelines of Emerging Issues Task Force Issue No. 99-2, "Accounting for Weather Derivatives."

Currently, SouthStar has exposure to supply fluctuations due to the financial condition of Dynegy. Dynegy manages SouthStar's capacity asset agreements and supplies the majority of its gas. SouthStar is only obligated to purchase gas at market prices from Dynegy. In the event that Dynegy is unable to manage SouthStar's capacity or to supply gas, SouthStar would choose an asset manager to replace Dynegy and purchase gas from other suppliers. Also, Atlanta Gas Light Company (AGLC), under the terms of its tariffs with the Georgia Public Service Commission, has required SouthStar's members to guarantee SouthStar's ability to pay AGLC's bills for local delivery service. Piedmont Energy Partners has guaranteed its 30% share of SouthStar's obligation by depositing $13.4 million with AGLC. This deposit was replaced on August 2, 2002, with a letter of credit with a bank that expires on August 5, 2003.

Piedmont Greenbrier Pipeline Company, LLC, is a wholly owned subsidiary with a 33% equity interest in Greenbrier Pipeline Company, LLC (Greenbrier). The other member is a subsidiary of Dominion Resources, Inc. Greenbrier proposes to build a 280-mile interstate pipeline linking multiple gas supply basins and storage to the growing demand of markets in the Southeast, with initial capacity of 600,000 dekatherms of natural gas per day to commence service in 2005. The pipeline will originate in Kanawha County, West Virginia, and extend through southwest Virginia to Granville County, North Carolina. This pipeline will broaden our access to competitive gas supplies and will also serve new electrical generation in the region. The pipeline is expected to cost $497 million, with $150 million of the cost expected to be contributed as equity by the owners and the remainder expected to be provided by project-financed debt. As of July 31, 2002, we have made capital contributions to Greenbrier totaling $5.5 million. We have signed a precedent agreement for firm transportation service with Greenbrier. Construction of the pipeline is subject to a number of conditions, including approval by the FERC.

Related Party Transactions

We have related party transactions with three of the entities in which we have equity investments. These transactions are recorded on the utility's books either as cost of gas, which is subject to gas cost recovery procedures, or as operating revenues.

The utility records as gas costs the storage costs charged by Pine Needle as determined by the FERC. These gas costs were $2.7 million and $2.8 million for the three months ended July 31, 2002 and 2001, respectively, $8.2 million and $8.5 million for the nine months ended July 31, 2002 and 2001, respectively, and $11 million and $11.3 million for the twelve months ended July 31, 2002 and 2001, respectively. We owed Pine Needle $895,000 and $920,000 at July 31, 2002 and 2001, respectively.

The utility records as gas costs the transportation costs charged by Cardinal as determined by the NCUC. These gas costs were $369,000 for the three months ended July 31, 2002 and 2001, $1.1 million for the nine months ended July 31, 2002 and 2001, and $1.5 million for the twelve months ended July 31, 2002 and 2001. We owed Cardinal $123,000 at July 31, 2002 and 2001.

The utility sells gas to SouthStar at prevailing market rates. Operating revenues from these sales totaled $2.9 million and $4.4 million for the three months ended July 31, 2002 and 2001, respectively, $7.4 million and $9 million for the nine months ended July 31, 2002 and 2001, respectively, and $10.6 million and $12.1 million for the twelve months ended July 31, 2002 and 2001, respectively. SouthStar owed us

$860,000 and $1.2 million at July 31, 2002 and 2001, respectively.

The members of SouthStar have entered into a capital contributions agreement that requires each member to contribute additional capital for SouthStar to pay invoices for goods or services provided from any member or its affiliates whenever funds are not available to pay these invoices. The capital contributions to pay affiliated invoices are repaid as funds become available, but are subordinate to SouthStar's revolving line of credit with a bank. There was no activity related to this agreement during the three months and nine months ended July 31, 2002.

Summarized unaudited financial information provided to us by Cardinal for its fiscal quarters and year-to-date periods ended June 30, 2002 and 2001, is presented below.

                                                      Three Months                    Nine Months
                                                     Ended June 30                   Ended June 30
                                                ------------------------        ------------------------
In thousands                                      2002            2001            2002            2001
                                                --------        --------        --------        --------
 Revenues                                       $  4,281        $  4,281        $ 12,843        $ 12,843
 Gross profit                                         --              --              --              --
 Income before income taxes                        2,252           2,461           6,980           7,598
 Total assets                                    103,965         106,213         103,965         106,213

Summarized unaudited financial information provided to us by Pine Needle for its fiscal quarters and year-to-date periods ended June 30, 2002 and 2001, is presented below.

                                                      Three Months                    Nine Months
                                                     Ended June 30                   Ended June 30
                                                ------------------------        ------------------------
In thousands                                      2002            2001            2002            2001
                                                --------        --------        --------        --------
 Revenues                                       $  5,286        $  5,300        $ 15,307        $ 15,309
 Gross profit                                         --              --              --              --
 Income before income taxes                        2,401           2,562           7,791           8,037
 Total assets                                    115,094         120,194         115,094         120,194

Summarized unaudited financial information for Heritage Propane for its fiscal quarters and year-to-date periods ended May 31, 2002 and 2001, as presented in its Form 10-Q quarterly report, is presented below.

                                                     Three Months                     Nine Months
                                                     Ended May 31                    Ended May 31
                                                ------------------------        ------------------------
In thousands                                      2002            2001            2002            2001
                                                --------        --------        --------        --------
Revenues                                        $142,638        $132,153        $534,376        $624,757
Gross profit                                      90,335          72,318         324,695         356,277
Income (Loss) before income taxes                 (4,319)         (5,845)         21,032          39,448
Total assets                                     714,964         676,403         714,964         676,403

Summarized unaudited financial information provided to us by SouthStar for its fiscal quarters and year-to-date periods ended June 30, 2002 and 2001, is presented below.

                                                     Three Months                     Nine Months
                                                     Ended June 30                   Ended June 30
                                                ------------------------        ------------------------
In thousands                                      2002            2001            2002            2001
                                                --------        --------        --------        --------
 Revenues                                       $106,344        $133,133        $508,703        $739,014
 Gross profit                                     15,820          17,625         110,877         128,533
 Income (Loss) before income taxes                   423          (5,612)         58,583          54,379
 Total assets                                    169,704         194,744         169,704         194,744

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

         We have purchased financial call options for natural gas for our Tennessee gas purchase portfolio for delivery in December 2002, January 2003 and February 2003. The costs of these options and all gas costs incurred are components of and are recovered under the guidelines of the Tennessee Incentive Plan. This plan establishes an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark amounts determined by published market indices. These differences, after applying a monthly 1% positive or negative deadband, together with income from marketing transportation and capacity in the secondary market and income (margin) from secondary market sales of gas, are subject to an overall annual cap of $1.6 million for shareholder gains or losses. The net gains or losses on gas procurement costs within the deadband (99%-101% of the benchmark) are not subject to sharing under the Incentive Plan and are allocated to customers. Any net gains or losses on gas procurement costs outside the deadband are combined with capacity management benefits and shared between customers and shareholders. This amount is subject to the overall annual cap and is placed in a regulatory asset to be collected from or refunded to customers.

         We have purchased financial call options for natural gas for our South Carolina gas purchase portfolio for delivery in September 2002 through March 2003. The costs of these options are components of and are recovered under the guidelines of the South Carolina experimental hedging program approved by the Public Service Commission of South Carolina (PSCSC). The primary benefit of this plan is to stabilize gas costs for South Carolina customers. This plan operates off of pricing indices that are tied to future projected gas prices as traded on a national exchange and is limited to 60% of the annual normalized sales volumes. The hedging program uses a matrix of historic, inflation-adjusted gas prices over the past four years plus the current season, with a heavier weighting on current data, as the basis for determining the purchase of financial instruments. The supply cost portfolio is diversified over a rolling 24 months with a short-term focus (one to 12 months) and a long-term focus (13 to 24 months). Purchases are executed within the parameters of the matrix compared with NYMEX monthly prices as reviewed on a daily basis. There is limited subjective discretion in making purchases with little or no risk of speculation in the market. The PSCSC, in its order approving the plan, stated that the actions we take in accordance with the plan will be deemed to be prudent and recoverable from customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document and other documents we file with the Securities and Exchange Commission (SEC) contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements orally to analysts, investors, the media and others. Our discussion contains forward-looking statements concerning, among others, plans, objectives, proposed capital expenditures and future events or performance. Our statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those suggested by the forward-looking statements. Important factors that could cause actual results to differ include:

         - Regulatory issues, including those that affect allowed rates of return, terms and condition of service, rate structures and financings. In addition to the impact of our three state regulatory commissions, we purchase natural gas transportation and storage services from interstate and intrastate pipeline companies whose rates and services are regulated by the FERC and the NCUC, respectively.
         - Residential, commercial and industrial growth in our service territories. The ability to grow our customer base and the pace of that growth are impacted by general business and economic conditions such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our local markets and the United States.
         - Deregulation, unanticipated impacts of restructuring and increased competition in the energy industry. We face competition from electric companies and energy marketing and trading companies. As a result of continued deregulation, we expect this highly competitive environment to continue.
         - The potential loss of large-volume industrial customers to alternate fuels or to bypass or the shift by such customers to special competitive contracts at lower per-unit margins.
         - The ability to meet internal performance goals. Regulatory issues, customer growth, deregulation, economic and capital market conditions, the price and availability of natural gas and weather conditions can impact our performance goals.
         - The capital-intensive nature of our business, including governmental approvals, development project delays or changes in project costs. Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost of a project.
         - Changes in the availability and price of natural gas. To meet customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts will allow us to remain competitive. Natural gas is an unregulated commodity subject to market supply and demand and price volatility. We have a diversified portfolio of local peaking facilities, transportation and storage contracts with interstate pipelines and supply contracts with major producers and marketers to satisfy the supply and delivery requirements of our customers. Because these producers, marketers and pipelines are subject to operating and financial risks associated with exploring, drilling, producing, gathering, marketing and transporting natural gas, their risks also increase our exposure to supply and price fluctuations. We engage in hedging activity in order to minimize price volatility for our customers.
         - Changes in weather conditions. Weather conditions and other natural phenomena can have a large impact on our earnings. Severe weather conditions can impact our suppliers and the pipelines that deliver gas to our distribution system. Extended mild or severe weather, either during the winter period or the summer period, can have a significant impact on the demand for and the price of natural gas.
         -        Changes in environmental requirements and cost of compliance.
         - Earnings of our equity joint venture investments. We have investments in unregulated retail energy marketing services, interstate LNG storage operations, intrastate and interstate pipeline operations and unregulated retail propane operations. These companies have risks that are inherent to their industries and, as an equity investor, we assume such risks.

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

Our Business

Piedmont Natural Gas Company, Inc., which began operations in 1951, is an energy and services company primarily engaged in the distribution of natural gas to approximately 710,000 residential, commercial and industrial customers in North Carolina, South Carolina and Tennessee. Piedmont is also invested in a number of non-utility, energy-related businesses, including companies involved in unregulated retail natural gas and propane marketing and interstate and intrastate natural gas storage and transportation. We also retail residential and commercial gas appliances in Tennessee.

In the Carolinas, our service area is comprised of numerous cities, towns and communities including Anderson, Greenville, Spartanburg and Gaffney in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington, Hickory and Spruce Pine in North Carolina. In Tennessee, our service area is the metropolitan area of Nashville.

We have two reportable business segments, domestic natural gas distribution and retail energy marketing services. For further information on our segments, see
Note 5 to the condensed consolidated financial statements in this Form 10-Q.

Our utility operations are subject to regulation by the NCUC, the PSCSC and the TRA as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also subject to regulation by the NCUC as to the issuance of securities. We are also subject to or affected by various federal and state regulations.

Financial Condition and Liquidity

We finance current cash requirements primarily from operating cash flows and short-term borrowings. Outstanding short-term borrowings under our committed bank lines of credit totaling $150 million ranged from zero to $3.5 million during the three months ended July 31, 2002, with an average interest rate of
2.17 %, and from zero to $57 million during the nine months ended July 31, 2002, with an average interest rate of 2.4 %. The maximum annual fee for the committed lines of credit is $198,000. We have available an additional uncommitted line of credit of $73 million at no cost.

Our operations are weather sensitive. The primary factor that impacts our cash flows from operations is weather. Warmer weather can lead to lower margins from fewer volumes of natural gas sold or transported. Colder weather that increases the volumes of natural gas sold to weather-sensitive customers can result in the inability of some of our customers to pay their bills and can lead to conservation by our customers. Either warm or cold weather that is outside the normal range of temperatures can lead to less operating cash flows, thereby increasing short-term borrowings to meet current cash requirements. Approximately 45% of our revenues are derived from residential customers and approximately 25% are from commercial customers, both of which are weather-sensitive customer classes. We have a weather normalization adjustment
(WNA) mechanism in all three states that partially offsets the impact of unusually cold or warm weather from November through March for these weather-sensitive customers. The mechanism is only effective in a narrow band relative to normal weather using a 30-year historical period.

The level of short-term borrowings can vary significantly due to changes in the wholesale prices of natural gas that are charged by suppliers and to increased gas supplies required to meet our customers' needs during cold weather. Short-term debt increases when wholesale prices for natural gas increase because we must pay suppliers for the gas before we can recover our costs from customers through their monthly bills. In addition to short-term borrowings, we sell common stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. Approximately 55% of our cash needs are funded through internal operations. In the current fiscal year, short-term rates have been more favorable than long-term rates by approximately 4%. Long-term debt is anticipated to be issued in the fourth quarter of 2003 from the $250 million combined debt and equity shelf registration statement filed with the SEC in 2001. We do not anticipate making an equity offering in the retail market so long as our dividend reinvestment and stock purchase plans continue to generate approximately $17 million annually in additional equity. Our credit rating is "A2" from Moody's and "A" from Standard & Poor's. We are well within the debt default provisions established for our senior notes, medium-term notes, short-term bank lines of credit and accounts receivable financings.

The financial condition of the pipelines and marketers that supply and deliver natural gas to our system can increase our exposure to supply and price fluctuations. The Williams Companies, Inc., whose subsidiary Transcontinental Gas Pipe Line Corporation (Transco) is the major pipeline which serves our Carolina service areas and whose subsidiary Williams Energy Services Company (Wesco) is a wholesale supplier of commodity natural gas service, has experienced financial difficulties. Wesco currently provides natural gas to us under several supply contracts. In addition, Dynegy, Inc., whose subsidiary Dynegy Marketing and Trade (DM&T) is a wholesale supplier of commodity natural gas service and interstate asset manager, has experienced financial difficulties. Dynegy currently provides natural gas to us under several supply contracts and prior to July 2002, managed a portion of our interstate gas storage assets. We renegotiated our storage asset management agreements to shift control of storage injections and withdrawals to us from Dynegy. In all cases with Transco, Wesco and Dynegy, the products and services are received by us prior to payment or are subject to payment netting agreements. We believe our risk exposure to the financial condition of these companies is minimal based on receipt of the products and other services prior to payment, the renegotiation of our storage asset management agreements and the availability of other marketers of natural gas who can meet our supply needs of natural gas if Wesco and DM&T are unable to deliver.

The natural gas business is seasonal in nature resulting primarily in fluctuations in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers in addition to short-term borrowings discussed above. From April 1 to October 31, we build up natural gas inventories by injecting gas into storage for sale in the colder months. Inventory of stored gas decreased and accounts payable and accounts receivable increased from October 31, 2001, to July 31, 2002, due to this seasonality and the demand for gas during the winter season. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our approximately 4% current annual growth in customer base. Utility construction expenditures for the three months ended July 31, 2002, were $23.4 million, compared with $25.2 million for the same period in 2001. Utility construction expenditures for the nine months ended July 31, 2002, were $63.1 million, compared with $69.3 million for the same period in 2001. Utility construction expenditures for the twelve months ended July 31, 2002, were $84 million, compared with $109.1 million for the same period in 2001. Due to the continued growth in our service area, significant utility construction expenditures are expected to continue.

Our expected future contractual obligations at July 31, 2002, for long-term debt and pipeline and storage capacity and gas supply are as follows:

In millions                                      Payments Due by Period
                                           ----------------------------------
                                           Less than   1-3       4-5    After
Contractual Obligations              Total   1 Year    Years    Years  5 Years
-----------------------              ----- ---------   -----    -----  -------
Long-term debt                       $509     $ 47     $ 37      $ --    $425
Pipeline and storage
 capacity and gas supply*             924       95      255       140     434

*See Margin discussion under Results of Operations.

At July 31, 2002, our capitalization consisted of 43% in long-term debt and 57% in common equity. Our long-term targeted capitalization ratio is 45% in long-term debt and 55% in common equity.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results may change significantly from the use of our current estimates. We base our estimates on historical experience, where applicable, and other relevant factors that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate estimates and assumptions. As a result of this evaluation and any new circumstances, we make adjustments in subsequent periods to reflect more current information if we determine that modifications in assumptions and estimates are required.

As noted earlier in this Form 10-Q, our domestic natural gas distribution segment is subject to regulation by certain state and federal authorities. We have accounting policies that conform to SFAS No. 71, "Accounting for the Effect of Certain Types of Regulation" and are in accordance with accounting requirements and ratemaking practices prescribed by the regulatory authorities. The application of these accounting policies allows us to defer expenses and income on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate-setting process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. We then recognize these deferred regulatory assets and liabilities through the income statement in the period in which the same amounts are reflected in rates. We have recorded $18.2 million of regulatory assets and $33.3 million of regulatory liabilities as of July 31, 2002, including deferred income tax liabilities of $12.2 million. In recording these costs as regulatory assets, we believe the costs are recoverable under existing rate-making concepts embodied in current rate orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, we would eliminate the regulatory assets and liabilities related to these portions ceasing to meet such criteria from the balance sheet and include them in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs. Such an event could have a material effect on our results of operations in the period this action was recorded.

Significant Judgments and Estimates

We believe the following accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a complete discussion of significant accounting policies, see
Note 1 in Item 8 of our 2001 Form 10-K Annual Report.

Allowance for Uncollectible Accounts. We evaluate the collectibility of our trade accounts receivable based on our recent loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

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

Self Insurance. We are self-insured for certain losses related to general liability, group medical benefits and workers' compensation. We maintain stop loss coverage with third-party insurers to limit our total exposure. Our liabilities represent estimates of the ultimate cost of claims incurred as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analyses of historical data and actuarial estimates. We, along with independent actuaries, review the liabilities at least annually to ensure that they are appropriate. While we believe these estimates are reasonable based on the information available, if actual trends, including the severity or frequency of claims or fluctuations in premiums, differ from our estimates, our financial results could be impacted.

Results of Operations

We will discuss the results of operations for the three months, nine months and twelve months ended July 31, 2002, compared with similar periods in 2001.

Margin

Margin (operating revenues less cost of gas) for the three months ended July 31, 2002, increased $4.2 million compared with the same period in 2001 primarily due to an increase in delivered volumes of natural gas (system throughput) of 2.3 million dekatherms, or 12%, and the effect such increased sales has on the manner in which we book and recover demand costs. The increase in delivered volumes was a result of growth in customer base and sales to industrial customers.

Margin for the nine months ended July 31, 2002, decreased $2.2 million compared with the same period in 2001 primarily due to a decrease in system throughput of
7.8 million dekatherms, a 7% decrease, as fewer volumes were consumed by higher-margin residential and commercial customers. This decrease was partially offset by an increase in fixed facility charges due to the growth in customer base. Margin for the current nine-month period reflects revenues from customers of $19.8 million from the WNA due to weather that was 15% warmer than normal. The WNA is designed to offset the impact of unusually cold or warm weather on customer billings and operating margin. The same period in 2001 reflected refunds to customers of $8.5 million from the WNA due to weather that was 7% colder than normal.

Margin for the twelve months ended July 31, 2002, increased $1.2 million compared with the same period in 2001 primarily due to an increase in fixed facility charges due to the growth in customer base. This increase was partially offset by a decrease in system throughput of 9.1 million dekatherms, a 7% decrease, as fewer volumes were consumed by higher-margin residential and commercial customers due to weather that was 17% warmer than the previous year. Margin for the current twelve-month period reflects WNA revenues of $19.8 million, compared with WNA refunds of $8.5 million for the same period in 2001. Dekatherms from secondary market transactions increased 25.3 million from the same period in 2001. The twelve months ended July 31, 2002, reflect a full year of the general rate increase for North Carolina customers effective November 1, 2000, compared with the twelve months ended July 31, 2001.

Under gas cost recovery mechanisms, we revise rates periodically without formal rate proceedings to reflect changes in the wholesale cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net amounts of any over- or under- recoveries of gas costs are added to or deducted from cost of gas and included in refunds due customers in the consolidated financial statements. In North Carolina and South Carolina, recovery of gas costs is subject to annual gas cost recovery proceedings to determine the prudency of our gas purchases. We have been found prudent in all such past proceedings; however, there can be no guarantee that we will be found prudent in future proceedings.

Operations and Maintenance Expenses

Operations and maintenance expenses for the three months ended July 31, 2002, decreased $1.9 million, or 6%, compared with the same period in 2001 primarily for the reasons listed below.

         -        Decrease in the provision for uncollectibles and
         - Decrease in outside labor as outsourced positions were replaced by employees.

These decreases were partially offset by an increase in payroll due to the shift from outsourced positions.

Operations and maintenance expenses for the nine months ended July 31, 2002, decreased $3 million, or 3%, compared with the same period in 2001 primarily for the reasons listed below.

         -        Decrease in the provision for uncollectibles and
         - Decrease in outside labor as outsourced positions were replaced by employees.

These decreases were partially offset by an increase in payroll due to the shift from outsourced positions.

Operations and maintenance expenses for the twelve months ended July 31, 2002, decreased $3.9 million, or 3%, compared with the same period in 2001 primarily for the reasons listed below.

         -        Decrease in the provision for uncollectibles,
         - Decrease in outside labor as outsourced positions were replaced by employees and
         - Decrease in employee benefits due primarily to a decrease in pension expense as administrative fees are now paid from benefit plan assets rather than by the sponsor.

These decreases were partially offset by an increase in payroll due to the shift from outsourced positions.

Depreciation

Depreciation expense for the three months, nine months and twelve months ended July 31, 2002, increased over similar prior periods due to the growth of plant in service. Due to the continued growth in our service area and our commitment to capital expansion, we anticipate that depreciation expense will continue to increase.

General Taxes

General taxes for the three months ended July 31, 2002, increased $252,000 compared with the same period in 2001 primarily due to increases in franchise taxes and payroll taxes.

General taxes for the nine months and twelve months ended July 31, 2002, increased $1.5 million and $4.6 million, respectively, compared with the same periods in 2001 primarily due to increases in property taxes, franchise taxes and use taxes.

Other Income

Income from equity investee earnings for the three months, nine months and twelve months ended July 31, 2002, increased $8.7 million, $6 million and $10.4 million, respectively, compared with the same periods in 2001 primarily due to an increase in earnings from unregulated retail energy marketing services. This increase was partially offset by a decrease in earnings from propane that were impacted by warmer weather and the other than temporary loss of $1.4 million recorded in July 2002 on our investment in the general partnership of propane. In July 2001, our retail energy marketing services venture recorded a change in accounting estimate for lost and unaccounted for gas in unbilled revenues. Our portion of the adjustment for the reduction in other income was $5 million, net of taxes. The loss per share impact of the adjustment was $(.15) for the three months and $(.16) for the nine months and twelve months ended July 31, 2001.

Income from the allowance for equity funds used during construction (AFUDC) for the three months, nine months and twelve months ended July 31, 2002, increased $231,000, $746,000 and $1.2 million, respectively, compared with the same periods in 2001. All of the AFUDC was attributable to borrowed funds in the prior periods.

Other income for the three months and nine months ended July 31, 2002 increased $300,000 and $904,000, respectively, compared with the same periods in 2001 primarily due to increases in earnings from merchandise and jobbing operations and increases in interest income. Other income for the twelve months ended July 31, 2002, decreased $6.5 million compared with the same period in 2001. The previous twelve-month period includes a gain of $5.1 million, net of taxes, from the contribution of substantially all of our propane assets in exchange for an interest in Heritage Propane Partners in August 2000, partially offset by losses from the propane operations prior to the contribution. This decrease in the twelve months ended July 31, 2002, was partially offset by increases in earnings from merchandise and jobbing operations and an increase in interest income.

Utility Interest Charges

Utility interest charges for the three months and nine months ended July 31, 2002, increased $325,000 and $1.1 million, respectively, compared with the same periods in 2001 primarily for the reasons listed below.

         - Increase in interest on long-term debt from higher amounts of debt outstanding and
         - Decrease in the portion of AFUDC attributable to borrowed funds.

Decreases in interest on short-term debt due to lower balances outstanding at lower rates and interest on refunds due customers due to lower balances outstanding during the periods partially offset these increases for the three and nine months ended July 31, 2002.

Utility interest charges for the twelve months ended July 31, 2002, decreased $55,000 compared with the same period in 2001 primarily due to a decrease in interest on short-term debt from lower amounts of debt outstanding at lower rates.

This decrease was partially offset by the following increases.

         - Increase in interest on long-term debt from higher amounts of debt outstanding,
         - Increase in interest on refunds due customers from larger balances outstanding and
         - Decrease in the portion of AFUDC attributable to borrowed funds.

Accounting Pronouncements

Effective November 1, 2002, we will adopt SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 establishes standards of accounting for an asset retirement obligation (ARO) arising from the acquisition, construction, development and operation of a long-lived asset. An ARO exists when there is a legal obligation to retire a tangible long-lived asset. The fair value of an ARO is required to be recorded as a liability along with an offsetting plant asset when the obligation is incurred. Accretion of the liability due to the passage of time will be an operating expense and the capitalized cost will be depreciated over the useful life of the long-lived asset. Rate-regulated entities must recognize a regulatory asset or liability for differences in the timing of period costs of AROs due to the ability to recover costs related to retirement of long-lived assets through rates charged to customers. We are currently evaluating the effects of FAS 143 and have formed no opinion as to its effect on financial position or results of operations.

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

In 2001, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed SOP would create a project timeline framework for capitalizing costs related to property, plant and equipment construction. The SOP would require that property, plant and equipment assets be accounted for at the component level and associated administrative and general costs incurred in connection with capital projects be expensed in the current period. The final SOP is anticipated to be issued in the fourth quarter of 2002 and, as currently proposed, would be effective for us on November 1, 2002.

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

At July 31, 2002, we had no short-term debt outstanding. The weighted average interest rates on short-term debt for the three months, nine months and twelve months ended July 31, 2002, were 2.17%, 2.40% and 3.30%, respectively. We primarily borrow highly liquid debt instruments of a short-term nature. The carrying amount of such debt approximates fair value.

The table below provides information at July 31, 2002, about our long-term debt that is sensitive to changes in interest rates.

                                        Expected Maturity Date
                                        ----------------------                                     Fair Value
                                                                                There-             at July 31,
                             2002     2003        2004      2005     2006       after      Total      2002
                             ----     -----      ------     ----     -----      ------     -----   -----------
Fixed Rate
  Long-Term Debt
   (in million)               $--     $  47      $    2      $--     $  35      $ 425      $ 509      $556

Average Interest Rate          --      6.39%      10.06%      --      9.44%      7.55%      7.59%

Credit Rating

Credit ratings impact our ability to obtain short-term and long-term financing and the cost of such financings. In determining our credit ratings, the rating agencies consider various factors. The more significant quantitative factors include, among other things:

         - Ratio of total debt to total capitalization, including balance sheet leverage,
         -        Ratio of net cash flows to capital expenditures,
         -        Funds from operations interest coverage,
         -        Ratio of funds from operations to average total debt and
         -        Pre-tax interest coverage.

Qualitative factors include, among other things:

         - Stability of regulation in each jurisdiction in which we operate,

         - Risks and controls inherent with the distribution of natural gas,
         -        Predictability of cash flows,
         -        Business strategy and management,
         -        Industry position and
         -        Contingencies.

At July 31, 2002, our long-term debt, consisting of medium-term notes and senior notes, was rated "A2" by Moody's and "A" by Standard and Poor's.

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

Additional information concerning market risk is set forth in "Financial Condition and Liquidity" in Item 2 of this Form 10-Q.

                           PART II. OTHER INFORMATION

Item 5.  Other Information

Regulatory Proceedings

On March 28, 2002, we filed an application with the NCUC requesting rates and charges to increase annual revenues by $28.2 million, an increase of 6.8%. In addition, we requested changes to cost allocations and rate design and changes in tariffs and service regulations. On August 5, a stipulation among Piedmont, the Public Staff of the NCUC and the Carolina Utility Customers Association was filed with the NCUC. The stipulation resolved all outstanding issues between the stipulating parties and provided for an annual increase in revenues of $13.9 million. A hearing was held on August 27. At the hearing and based on further residential rate design changes agreed to by us, the only intervenor who did not sign the stipulation did not oppose the stipulation. We expect an order from the NCUC to be effective November 1, 2002. We are unable to determine the outcome of this proceeding at this time.

As previously reported, the NCUC, on February 26, 2002, issued an order in a generic proceeding that hedging of gas costs is permissible. The NCUC concluded that prudently incurred costs in connection with hedging should be treated as gas costs and would be subject to the annual gas cost prudency review based on the information available at the time of the hedge, not at the time of the prudency review. Each local distribution company may develop its own plan. On April 10, we requested the NCUC to reconsider its decision to make costs incurred in connection with hedging subject to an after-the-fact review for prudence. We also filed an experimental natural gas hedging program for reconsideration and pre-approval. The proposed program generally defines in advance the parameters for executing hedging transactions and provides that costs incurred under the non-discretionary features of the plan will be deemed to be prudently incurred gas costs. A hearing was held on June 19 to consider approval of the hedging program. An order from the NCUC is still pending and we are unable to determine the outcome of this proceeding at this time.

On May 3, 2002, we filed an application with the PSCSC requesting an annual increase in revenues of $15.3 million, an increase of 10.5%. In addition, we requested approval of new depreciation rates, changes in cost allocations and rate design and changes in tariffs and service regulations. Under a settlement agreement between us and the commission staff, we would be entitled to receive an annual revenue increase of approximately $8.9 million and to recover our deferred demand-side-management costs. Not all parties agreed to the settlement. A hearing was held on September 4 and 5 and we expect an order from the PSCSC to be effective November 1, 2002. We are unable to determine the outcome of this proceeding at this time.

Asset Purchase

On May 15, 2002, we announced an agreement to purchase substantially all of the natural gas distribution assets and certain of the liabilities, including potential remediation costs of a manufactured gas plant site, of North Carolina Gas Service (NCGS), a division of NUI Utilities, Inc., for approximately $26 million in cash. The NCUC has previously authorized NUI to use deferral accounting, or to create a regulatory asset for future recovery in rates, for expenditures made in connection with environmental matters. NCGS serves approximately 14,000 customers in Rockingham and Stokes Counties, North Carolina. Completion of the acquisition is contingent upon approval from several regulatory bodies, including the NCUC. We filed for approval of the NCGS asset acquisition with the NCUC on May 31, 2002. A hearing was held on August 26. The acquisition is also subject to approval by the utilities commission in another state in which NUI operates. We anticipate the approvals and closing of the purchase before the end of the fiscal year.

Election to Board of Directors

On August 23, 2002, the Board of Directors elected Aubrey B. Harwell, Jr., to the Board, effective September 1. Mr. Harwell, an attorney, is senior, founding and managing partner of Neal & Harwell of Nashville, Tennessee.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits -

         12       Computation of Ratio of Earnings to Fixed Charges.

(b)      Reports on Form 8-K -

         On May 15, 2002, we filed a Form 8-K regarding a press release announcing an agreement to purchase the assets of North Carolina Gas Service, a natural gas distribution division of NUI Utilities, Inc., for approximately $26 million in cash.

         Outside of the third quarter reporting period, we filed a Form 8-K on August 13, 2002, regarding a press release reporting that our Chief Executive Officer and Chief Financial Officer had voluntarily signed and filed sworn statements on August 9, 2002, with the Securities and Exchange Commission certifying the filings made by us with the SEC in 2001 and 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Piedmont Natural Gas Company, Inc.
                                    -----------------------------------------
                                                       (Registrant)



Date  September 12, 2002              /s/     David J. Dzuricky
      ------------------            -----------------------------------------
                                    David J. Dzuricky
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial Officer)



Date  September 12, 2002               /s/     Barry L. Guy
      ------------------            -----------------------------------------
                                    Barry L. Guy
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                                 CERTIFICATIONS



I, Ware F. Schiefer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Piedmont Natural Gas Company, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date   September 12, 2002             /s/ Ware F. Schiefer
       ------------------           -----------------------------------------
                                    Ware F. Schiefer
                                    Chief Executive Officer



I, David J. Dzuricky, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Piedmont Natural Gas Company, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date   September 12, 2002             /s/ David J. Dzuricky
       ------------------           -----------------------------------------
                                    David J. Dzuricky
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial Officer)