Form 10-K
period 2002-10-31
PIEDMONT NATURAL GAS CO INC
filed 2003-01-23
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended October 31, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Transition period from _______________ to _______________

Commission file number 1-6196

Piedmont Natural Gas Company, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	56-0556998

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1915 Rexford Road, Charlotte, North Carolina	28211

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (704) 364-3120

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 13, 2003.

Common Stock, no par value — $1,160,769,792

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 13, 2003

Common Stock, no par value	33,177,794

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders on February 28, 2003, are incorporated by reference into Part III.

Piedmont Natural Gas Company, Inc.

2002 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

     Piedmont Natural Gas Company, Inc., incorporated in 1950, is an energy services company primarily engaged in the distribution of natural gas to 740,000 residential, commercial and industrial customers in North Carolina, South Carolina and Tennessee. We are the second-largest natural gas utility in the Southeast. Piedmont is also invested in a number of non-utility, energy-related businesses, including companies involved in unregulated retail natural gas and propane marketing and interstate and intrastate natural gas storage and transportation. We also sell residential and commercial gas appliances in Tennessee.

     In the Carolinas, our service area is comprised of numerous cities, towns and communities including Anderson, Greenville, Spartanburg and Gaffney in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington, Hickory, Spruce Pine and Reidsville in North Carolina. In Tennessee, our service area is the metropolitan area of Nashville.

     We have two reportable business segments, domestic natural gas distribution and retail energy marketing services. Based on products and services and regulatory environments, operations of our domestic natural gas distribution segment are conducted by the parent company and by Piedmont Intrastate Pipeline Company, Piedmont Interstate Pipeline Company and Piedmont Greenbrier Pipeline Company through their investments in ventures accounted for under the equity method. Piedmont Intrastate is a 16.45% member of Cardinal Pipeline Company, L.L.C., which owns and operates a 104-mile intrastate natural gas pipeline in North Carolina. Piedmont Interstate is a 35% member of Pine Needle LNG Company, L.L.C., which owns a liquefied natural gas (LNG) storage facility in North Carolina. Piedmont Greenbrier Pipeline has a 33% equity interest in Greenbrier Pipeline Company, LLC, which proposes to build a 280-mile interstate gas pipeline originating in West Virginia and extending through Virginia to North Carolina. Operations of our retail energy marketing services segment are conducted by Piedmont Energy Company through its 30% interest in SouthStar Energy Services LLC, accounted for under the equity method. SouthStar sells natural gas to residential, commercial and industrial customers in the southeastern United States.

     Our propane activities are conducted by Piedmont Propane Company through its ownership of 20.69% of the membership interest in US Propane, L.P., accounted for under the equity method. US Propane owns all of the general partnership interest and approximately 31% of the limited partnership interest in Heritage Propane Partners, L.P.

     Operating revenues shown in the consolidated financial statements represent revenues from utility operations only. The cost of purchased gas is a component of operating revenues. Increases or decreases in purchased gas costs from suppliers are passed on to customers through purchased gas adjustment procedures. Therefore, our operating revenues are impacted by changes in gas costs as well as by changes in volumes of gas sold and transported. Operating revenues for the year ended October 31, 2002, totaled $832 million, of which 43% was from residential customers, 23% from commercial customers, 12% from industrial and power generation customers, 21% from secondary market activity and 1% from various other sources. Revenues from non-utility operations, less related costs, are shown in “Other Income (Expense)” in the statements of consolidated income in “Non-utility activities, at equity” or “Other.” For further information on equity investments and segments, see Notes 9 and 10 to the consolidated financial statements beginning on page 50 in Item 8 of this report.

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

     We hold non-exclusive franchises for natural gas service in more than 90 communities we serve, with expiration dates from 2003 to 2050. The franchises are adequate for the operation of our gas distribution business and do not contain restrictions which are of a materially burdensome nature. Two franchises that expired in 2000 and one franchise that expired in 2002 are currently being negotiated; however, we continue to operate in those areas with no significant impact on our business. We believe that these franchises will be renewed with no material adverse impact on us. We have never failed to obtain the renewal of a franchise; however, this is not necessarily indicative of future action. In most cases, the loss of a franchise would not have a material effect on operations.

     Our utility business is seasonal in nature as variations in weather conditions generally result in greater revenues and earnings during the winter months. We normally inject natural gas into storage during summer months (principally April 1 through October 31) for withdrawal from storage during winter months (principally November 1 through March 31) when customer demand is higher. During the year ended October 31, 2002, the amount of natural gas in storage varied from 4.9 million dekatherms (one dekatherm equals 1,000,000 BTUs) to 22.2 million dekatherms, and the aggregate commodity cost of this gas in storage varied from $17.2 million to $91.7 million.

     The following is a five-year comparison of gas sales and other statistics for the years ended October 31, 1998 through 2002:

	2002	2001	2000	1999	1998

OPERATING REVENUES (in thousands):
Sales and Transportation:
Residential	$358,027	$525,650	$343,476	$295,108	$323,777
Commercial	191,988	299,672	207,087	168,731	189,341
Industrial	103,251	129,732	202,120	143,129	162,336
For Resale	374	371	249	254	87

Total	653,640	955,425	752,932	607,222	675,541
Secondary Market Sales	173,592	145,712	73,505	75,734	86,333
Miscellaneous	4,796	6,719	3,940	3,514	3,403

Total	$832,028	$1,107,856	$830,377	$686,470	$765,277

GAS VOLUMES — DEKATHERMS (in thousands):
System Throughput:
Residential	40,047	47,869	40,520	38,111	41,142
Commercial	25,892	31,002	29,315	26,668	28,528
Industrial	58,414	54,285	61,144	64,171	64,165
For Power Generation	1,734	1,169	4,081	6,991	9,141
For Resale	41	29	20	29	17

Total	126,128	134,354	135,080	135,970	142,993

Secondary Market Sales	55,679	29,545	21,072	34,792	33,953

NUMBER OF RETAIL CUSTOMERS BILLED (12 month average):
Residential	620,642	601,682	577,314	549,610	522,874
Commercial	72,323	71,069	68,879	66,409	63,878
Industrial	2,589	2,770	2,702	2,764	2,778

Total	695,554	675,521	648,895	618,783	589,530

AVERAGE PER RESIDENTIAL CUSTOMER:
Gas Used – Dekatherms	64.53	79.56	70.19	69.34	78.69
Revenue	$576.87	$873.63	$594.95	$536.94	$619.23
Revenue Per Dekatherm	$8.94	$10.98	$8.48	$7.74	$7.87

COST OF GAS (in thousands):
Natural Gas Purchased	$408,564	$670,380	$426,329	$290,501	$337,400
Transportation Gas Received (Not Delivered)	(157)	214	(868)	(1,236)	339
Natural Gas Withdrawn from (Injected into) Storage, net	9,693	115	(20,144)	(3,111)	(2,750)
Other Storage	1,927	(983)	(4,937)	(4,937)	333
Capacity Demand Charges	89,103	80,622	94,095	91,661	94,831
Other Adjustments	(12,896)	19,530	17,571	(6,916)	12,269

Total	$496,234	$769,878	$512,046	$365,962	$442,422

COST OF GAS PER DEKATHERM OF GAS SOLD	$4.23	$6.94	$4.17	$3.05	$3.45

SUPPLY AVAILABLE FOR DISTRIBUTION — DEKATHERMS (in thousands):
Natural Gas Purchased	136,206	121,465	126,228	130,633	138,870
Transportation Gas	48,179	44,285	31,896	44,322	42,091
Natural Gas Withdrawn from (Injected into) Storage, net	(1,416)	1,598	(712)	(373)	(3,301)
Other Storage	(45)	50	(259)	(2,132)	27
Company Use	(139)	(167)	(161)	(154)	(110)

Total	182,785	167,231	156,992	172,296	177,577

	2002	2001	2000	1999	1998

UTILITY CONSTRUCTION EXPENDITURES (in thousands)	$83,718	$90,212	$108,650	$102,020	$93,513

GAS MAINS – MILES OF 3” EQUIVALENT	20,500	19,500	18,900	18,400	18,200

DEGREE DAYS – SYSTEM AVERAGE:
Actual	3,004	3,821	3,097	3,124	3,339
Normal	3,534	3,541	3,563	3,597	3,612
Percentage of Actual to Normal	85%	108%	87%	87%	92%

     During the year ended October 31, 2002, 60.1 million dekatherms of gas were sold to or transported for large industrial and power generation customers, compared with 55.5 million dekatherms in 2001. Deliveries to temperature-sensitive residential and commercial customers, whose consumption varies with the weather, totaled 65.9 million dekatherms in 2002, compared with 78.9 million dekatherms in 2001. Weather, as measured by degree days, was 15% warmer than normal in 2002 and 8% colder than normal in 2001.

     As of November 1, 2002, we have contracted for the following pipeline firm transportation capacity in dekatherms of daily deliverability:

Williams-Transco (including certain upstream arrangements with Dominion and Texas Gas)	482,700
El Paso-Tennessee Pipeline	106,100
Duke-Texas Eastern	1,700
NiSource-Columbia Gas (through arrangements with Transco and Columbia Gulf)	23,000
NiSource-Columbia Gulf	28,000

Total	641,500

     In addition, we have the following seasonal or peaking capacity in dekatherms of daily deliverability through local peaking facilities and storage contracts to meet the firm demands of our markets. This availability varies from five days to one year:

Piedmont LNG	207,000
Piedmont LPG	8,000
Williams-Transco Storage	78,700
NiSource-Columbia Gas Storage	91,200
El Paso-Tennessee Pipeline Storage	55,900
Dominion-DTI Storage	7,000
Pine Needle LNG	222,000

Total	669,800

     We own or have under contract 25.3 million dekatherms of storage capacity, either in the form of underground storage or LNG. This capability is used to supplement regular pipeline supplies on colder winter days when demand increases.

     We utilize a “best cost” gas purchasing philosophy that seeks to purchase gas on a portfolio basis by weighing cost against supply security and reliability factors. For further information on gas supply and regulation, see “Gas Supply and

Regulatory Proceedings” beginning on page 16 in Item 7 of this report in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     During the year ended October 31, 2002, 35% of gas deliveries were made to industrial or large commercial customers which have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under existing regulations of the Federal Energy Regulatory Commission (FERC), certain large-volume customers located in proximity to the interstate pipelines delivering gas to us could attempt to bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, only minimal bypass activity has been experienced, in part because of our ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

     In the residential and small commercial markets, natural gas competes primarily with electricity for such uses as cooking, water heating and space heating.

     During the year ended October 31, 2002, our largest customer contributed $1.7 million, or .2%, to total operating revenues.

     We spend an immaterial amount for research and development costs. We contribute to gas industry-sponsored research projects; however, the amounts contributed to such projects are not material.

     Compliance with federal, state and local environmental protection laws has no material effect on construction expenditures, earnings or competitive position. For further information on environmental issues, see “Environmental Matters” beginning on page 28 in Item 7 of this report in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     At October 31, 2002, we had 1,715 employees, compared with 1,657 at October 31, 2001.

Item 2. Properties

     Our properties consist primarily of distribution systems and related facilities to serve our utility customers. We have approximately 670 miles of lateral pipelines up to 16 inches in diameter that connect our distribution systems with the transmission systems of our pipeline suppliers. We distribute natural gas through approximately 20,500 miles (three-inch equivalent) of distribution mains. The lateral pipelines and distribution mains are located on or under public streets and highways, or private property with the permission of the individual owners.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     (a)  Our Common Stock (symbol PNY) is traded on the New York Stock Exchange (NYSE). The following table provides information with respect to the high and low sales prices on the NYSE for each quarterly period for the years ended October 31, 2002 and 2001.

2002	High	Low	2001	High	Low

January 31	36.60	30.55	January 31	39.44	29.19
April 30	37.95	31.79	April 30	36.55	31.75
July 31	38.00	27.35	July 31	36.00	32.15
October 31	37.21	31.55	October 31	35.10	29.19

     (b)  At January 13, 2003, our Common Stock was owned by 16,186 shareholders of record.

     (c)  Information with respect to quarterly dividends paid on Common Stock for the years ended October 31, 2002 and 2001, is as follows:

	Dividends Paid		Dividends Paid
2002	Per Share	2001	Per Share

January 31	38.5¢	January 31	36.5¢
April 30	40.0¢	April 30	38.5¢
July 31	40.0¢	July 31	38.5¢
October 31	40.0¢	October 31	38.5¢

     The amount of cash dividends that may be paid on Common Stock is restricted by provisions contained in our articles of incorporation and in note agreements under which long-term debt was issued. At October 31, 2002, all retained earnings were free of such restrictions.

Item 6. Selected Financial Data

     Selected financial data for the years ended October 31, 1998 through 2002 is as follows:

In thousands except per share amounts	2002	2001	2000*	1999	1998

Margin	$335,794	$337,978	$318,331	$320,508	$322,855
Operating Revenues	$832,028	$1,107,856	$830,377	$686,470	$765,277
Net Income	$62,217	$65,485	$64,031	$58,207	$60,313
Earnings per Share of Common Stock:
Basic	$1.90	$2.03	$2.03	$1.88	$1.98
Diluted	$1.89	$2.02	$2.01	$1.86	$1.96
Cash Dividends Per Share of Common Stock	$1.585	$1.52	$1.44	$1.36	$1.28
Average Shares of Common Stock:
Basic	32,763	32,183	31,600	31,013	30,472
Diluted	32,937	32,420	31,779	31,242	30,717
Total Assets	$1,445,088	$1,393,658	$1,445,003	$1,288,657	$1,162,844
Long-Term Debt (less current maturities)	$462,000	$509,000	$451,000	$423,000	$371,000
Rate of Return on Average Common Equity	10.82%	12.04%	12.57%	12.25%	13.74%
Long-Term Debt to Total Capitalization Ratio	43.93%	47.60%	46.10%	46.24%	44.74%

*     The results for 2000 were impacted by the contribution of substantially all of Piedmont Propane Company’s assets in exchange for a partnership interest in Heritage Propane Partners, L.P. This transaction resulted in $5.1 million in net income, or earnings per share of $.16.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Documents we file with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. Forward-looking statements concern, among others, plans, objectives, proposed capital expenditures and future events or performance. Such statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those suggested by the forward-looking statements. Important factors that could cause actual results to differ include:

•	Regulatory issues, including those that affect allowed rates of return, terms and condition of service, rate structures and financings. In addition to the impact of our three state regulatory commissions, we purchase natural gas transportation and storage services from interstate and intrastate pipeline companies whose rates and services are regulated by the Federal Energy Regulatory Commission (FERC) and the North Carolina Utilities Commission (NCUC), respectively.

•	Residential, commercial and industrial growth in our service territories. The ability to grow our customer base and the pace of that growth are impacted by general business and economic conditions such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our local markets and the country.

•	Deregulation, unanticipated impacts of restructuring and competition in the energy industry. We face competition from electric companies and energy marketing and trading companies. As a result of deregulation, we expect this highly competitive environment to continue.

•	The potential loss of large-volume industrial customers to alternate fuels or to bypass or the shift by such customers to special competitive contracts at lower per-unit margins.

•	The ability to meet internal performance goals. Regulatory issues, customer growth, deregulation, economic and capital market conditions, the cost and availability of natural gas and weather conditions can impact our performance goals.

•	The capital-intensive nature of our business, including governmental approvals, development project delays or changes in project costs. Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost of a project.

•	Changes in the availability and cost of natural gas. To meet customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts will allow us to remain competitive. Natural gas is an unregulated commodity subject to market supply and demand and price volatility. We have a diversified portfolio of local peaking facilities, transportation and storage contracts with interstate pipelines and supply contracts with major producers and marketers to satisfy the supply and delivery requirements of our customers. Because these producers, marketers and pipelines are subject to operating and financial risks associated with exploring, drilling, producing, gathering, marketing and transporting natural gas, their risks also increase our exposure to supply and price fluctuations. We engage in hedging activity to minimize price volatility for our customers.

•	Changes in weather conditions. Weather conditions and other natural phenomena can have a large impact on our earnings. Severe weather conditions can impact our suppliers and the pipelines that deliver gas to our distribution system. Extended mild or severe weather, either during the winter period or the summer period, can have a significant impact on the demand for and the cost of natural gas.

•	Changes in environmental requirements and cost of compliance.

•	Earnings from our equity investments. We have investments in unregulated retail energy marketing services, interstate liquefied natural gas (LNG) storage operations, intrastate and interstate pipeline operations and unregulated retail propane operations. These companies have risks that are inherent to their industries and, as an equity investor, we assume such risks.

     All of these factors are difficult to predict and many are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in our documents or oral presentations, the words “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “budget,” “forecast,” “goal” or similar words or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements.

     Factors relating to regulation and management are also described or incorporated in our Annual Report on Form 10-K, as well as information included in, or incorporated by reference from, future filings with the SEC. Some of the factors that may cause actual results to differ have been described above. Others may be described elsewhere in the Annual Report to Shareholders. There also may be other factors besides those described above or incorporated in the Form 10-K that could cause actual conditions, events or results to differ from those in the forward-looking statements.

     Forward-looking statements reflect our current expectations only as of the date they are made. We assume no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations. Please reference our web site at www.piedmontng.com for current information.

Our Business

     Piedmont Natural Gas Company, Inc., began operations in 1951, and is an energy services company primarily engaged in the distribution of natural gas to 740,000 residential, commercial and industrial customers in North Carolina, South Carolina and Tennessee. Piedmont is also invested in a number of non-utility, energy-related businesses, including companies involved in unregulated retail natural gas and propane marketing and interstate and intrastate natural gas storage and transportation.

We also sell residential and commercial gas appliances in Tennessee.

     Our utility operations are subject to regulation by the NCUC, the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also subject to regulation by the NCUC as to the issuance of securities. We are also subject to or affected by various federal and state regulations.

     We continually assess the nature of our business and explore alternatives to traditional utility regulation. Non-traditional ratemaking initiatives and market-based pricing of products and services provide additional challenges and opportunities for us.

     In the Carolinas, our service area is comprised of numerous cities, towns and communities including Anderson, Greenville, Spartanburg and Gaffney in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington, Hickory, Spruce Pine and Reidsville in North Carolina. In Tennessee, our service area is the metropolitan area of Nashville.

     We have two reportable business segments, domestic natural gas distribution and retail energy marketing services. For further information on segments, see Note 10 to the consolidated financial statements.

Liquidity and Capital Resources

     We finance current cash requirements primarily from operating cash flows and short-term borrowings. Outstanding short-term borrowings under committed bank lines of credit totaling $150 million ranged from zero to $57 million during the year ended October 31, 2002, and interest rates ranged from 2.0663% to 2.6875%. At October 31, 2002, $46.5 million of short-term debt was outstanding at a weighted average interest rate of 2.2323%. Borrowings under these lines include LIBOR cost-plus loans, transactional borrowings and overnight cost-plus loans based on the lending bank’s cost of money, with a maximum rate of the lending bank’s commercial prime interest rate. The maximum annual fee for the committed lines of credit is $198,000. We have additional uncommitted lines of credit totaling $73 million on a no fee and as needed, if available, basis. At October 31, 2002, our current assets were less than our current liabilities due primarily to the $45 million long-term debt maturity in 2003; however, the lines of credit are adequate to provide the necessary near-term liquidity.

     Our utility operations are weather sensitive. The primary

factor that impacts our cash flows from operations is weather. Warmer weather can lead to lower total margin from fewer volumes of natural gas sold or transported. Colder weather can increase volumes sold to weather-sensitive customers, but extremely cold weather may lead to conservation by our customers in order to reduce their consumption. Weather outside the normal range of temperatures can lead to reduced operating cash flows, thereby increasing the need for short-term borrowings to meet current cash requirements. During 2002, 55% of our sales and transportation revenues were from residential customers and 29% were from commercial customers, both of which are weather-sensitive customer classes. We have a weather normalization adjustment (WNA) mechanism in all three states that partially offsets the impact of unusually cold or warm weather on bills rendered in November through March for these weather-sensitive customers. The mechanism is most effective in a reasonable temperature range relative to normal weather using 30 years of history.

     During 2002, 66% of our cash needs were funded through internal operations. The level of short-term borrowings can vary significantly due to changes in the wholesale prices of natural gas that are charged by suppliers and to increased gas supplies required to meet our customers’ needs during cold weather and to meet our storage needs. Short-term debt generally increases when wholesale prices for natural gas increase because we must pay suppliers for the gas before we recover our costs from customers through their monthly bills. We sell common stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. During 2002, we issued $18.5 million of equity through dividend reinvestment and stock purchase plans but none on the open market. We did not sell any long-term debt during the year. We anticipate selling long-term debt in the fourth quarter of 2003 under the $250 million combined debt and equity shelf registration statement filed with the SEC in 2001. Unless otherwise specified at the time such securities are offered for sale, the net proceeds will be used for general corporate purposes, including construction of additional facilities, repayment of short-term debt and working capital needs. Pending such use, we may temporarily invest the net proceeds in investment grade securities.

     Our debt ratings are “A2” from Moody’s and “A” from Standard & Poor’s (S&P). We are well within the debt default provisions established for our senior notes, medium-term notes, short-term bank lines of credit and accounts receivable financings. Following the announcement of our proposed acquisition of North Carolina Natural Gas, as discussed in Note 2 to the consolidated financial statements, Moody’s and S&P placed our debt ratings under review for possible downgrade. The purchase price of $425 million will initially be funded with short-term debt that will be refinanced within six to nine months through the issuance of long-term debt and equity securities. While this acquisition will be positive in the long run by permitting us to expand our customer service base with an additional 176,000 customers in North Carolina, it would have the initial effect of increased debt levels and reduced fixed charge coverages. See further discussion of this acquisition in Gas Supply and Regulatory Proceedings.

     At October 31, 2002, we had $509 million of long-term debt outstanding. Annual sinking fund requirements and maturities of this debt over the next five years are $47 million in 2003, $2 million in 2004, zero in 2005, $35 million in 2006 and zero in 2007. We retired $2 million of long-term debt in 2002.

     The financial condition of the pipelines and marketers that supply and deliver natural gas to our system can increase our exposure to supply and price fluctuations. The Williams Companies, Inc., whose subsidiary Transcontinental Gas Pipe Line Corporation (Transco) is the major pipeline which serves our Carolina service areas and whose subsidiary Williams Energy Services Company (Wesco) is a wholesale supplier of commodity natural gas service, has experienced financial difficulties. Wesco currently provides natural gas to us under several supply contracts. In all cases with Transco and Wesco, and with other suppliers with whom we have smaller contracts, the products and services are received by us prior to payment or are subject to payment netting agreements. We believe our risk exposure to the financial condition of these companies is minimal based on receipt of the products and other services prior to payment and the availability of other marketers of natural gas to meet our supply needs if necessary.

     The natural gas business is seasonal in nature resulting in fluctuations primarily in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers in addition to short-term borrowings discussed above. Our accounts receivable and accounts payable balances were higher at October 31, 2002, compared with 2001, due in part to the purchase of the North Carolina Gas Service gas distribution system from NUI Utilities, Inc., as discussed in Note 2 to the consolidated financial statements. From April 1 to October 31, we build up natural gas inventories by injecting gas into storage for sale in the colder months. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year.

     We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our approximately 4% current annual growth in customer base. Utility construction expenditures for 2002 were $83.7 million. Utility construction expenditures totaling $85.3 million, primarily to serve customer growth, are budgeted for 2003. Due to growth in our service area, significant utility construction expenditures are expected to continue. Short-term debt may be used to finance construction pending the issuance of long-term debt or equity.

     During 2002, cash provided from operations, from bank lines of credit and from the issuance of common stock through dividend reinvestment and stock purchase plans was sufficient to fund construction expenditures, pay debt principal and interest of $41.7 million and pay dividends to shareholders of $51.9 million.

     Our expected future contractual obligations at October 31, 2002, for long-term debt, pipeline and storage capacity and gas supply and operating leases are as follows:

In millions	Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$509	$47	$37	$—	$425
Pipeline and storage capacity and gas supply	861	97	247	141	376
Operating leases	14	4	7	1	2

     At October 31, 2002, our capitalization consisted of 44% in long-term debt and 56% in common equity. Our long-term targeted capitalization ratio is 45% in long-term debt and 55% in common equity. The embedded cost of long-term debt at October 31, 2002, was 7.71%. The return on average common equity for 2002 was 10.82%.

Critical Accounting Policies and Estimates

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. We make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results may differ significantly from these estimates and assumptions. We base our estimates on historical experience, where applicable, and other relevant factors that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate estimates and assumptions and make adjustments in subsequent periods to reflect more current information if we determine that modifications in assumptions and estimates are warranted.

     Our domestic natural gas distribution segment is subject to regulation by certain state and federal authorities. We have accounting policies that conform to Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effect of Certain Types of Regulation” (Statement 71), and are in accordance with accounting requirements and ratemaking practices prescribed by the regulatory authorities. The application of these accounting policies allows us to defer expenses and income on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate-setting process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. We then recognize these deferred regulatory assets and liabilities through the income statement in the period in which the same amounts are reflected in rates. At October 31, 2002, we had $19.7 million of regulatory assets and $28.6 million of regulatory liabilities, including deferred income tax liabilities of $13 million. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, we would eliminate from the balance sheet the regulatory assets and liabilities related to these portions ceasing to meet such criteria and include them in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs. Such an event could have a material effect on our results of operations in the period this action was recorded.

     We believe the following represents the more significant judgments and estimates used in preparing our consolidated financial statements. For further discussion of significant accounting policies, see Notes 1, 9 and 11 to the consolidated financial statements.

Allowance for Uncollectible Accounts. We evaluate the collectibility of our trade accounts receivable based on our recent loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

Employee Benefits. We have a defined-benefit pension plan for the benefit of eligible full-time employees. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plan. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases, within certain guidelines. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension expense recorded in future periods.

Self Insurance. We are self-insured for certain losses related to general liability, group medical benefits and workers’ compensation. We maintain stop loss coverage with third-party insurers to limit our total exposure. Our liabilities represent estimates of the ultimate cost of claims incurred as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analyses of historical data and actuarial estimates. We, along with independent actuaries, review the liabilities at least annually to ensure that they are appropriate. While we believe these estimates are reasonable based on the information available, our financial results could be impacted if actual trends, including the severity or frequency of claims or fluctuations in premiums, differ from our estimates.

Long-Term Incentive Plan. We have a Long-Term Incentive Plan (LTIP) covering five-year performance periods under which units are awarded to participants. Each unit is equivalent in value to one share of common stock. Following the end of the performance period, awards are distributed in the form of shares of common stock and cash withheld to pay taxes if performance measures are met. During the performance period, we calculate the expense and liability for the LTIP based on performance levels achieved or expected to be achieved and the estimated market value of common stock as of the distribution date. While we believe these estimates are reasonable based on the information available, actual amounts, which are not known until after the end of the performance period, could differ from our estimates.

Gas Supply and Regulatory Proceedings

     To meet customer requirements, we acquire sufficient gas supplies and pipeline capacity to ensure delivery to meet the demands of our distribution system while also ensuring that supply and capacity contracts allow us to remain competitive. We have a diversified portfolio of local peaking facilities, transportation and storage contracts with interstate pipelines and supply contracts with major producers and marketers to satisfy the supply and delivery requirements of our customers.

     In our opinion, present rules and regulations of our three state regulatory commissions permit the pass-through of interstate pipeline capacity and storage service costs that may be incurred under orders or regulations of the FERC, as well as commodity gas costs from natural gas suppliers. The majority of our natural gas supply is purchased from producers and marketers in non-regulated transactions. Our rate schedules include provisions permitting the recovery of prudently incurred gas costs. The NCUC and the PSCSC require annual prudence reviews covering a historical twelve-month period. For the most recent period, the NCUC and the PSCSC found us to be prudent in our gas purchasing practices and allowed 100% recovery of our gas costs.

     In 1996, the NCUC ordered us to establish an expansion fund to enable the extension of natural gas service into unserved areas of the state. The expansion fund was funded with supplier refunds, plus investment income earned, that would otherwise be refunded to customers. During 2000 and 2001, the NCUC allowed us to use $38.5 million of expansion funds to extend natural gas service to the counties of Avery, Mitchell and Yancey. As we believe that we have no other anticipated projects that qualify for expansion funds as currently determined by the NCUC, we petitioned the NCUC on January 30, 2002, for permission to deposit supplier refunds held in escrow at that time and future supplier refunds in the appropriate gas costs deferred accounts for refund to customers. On February 21, the NCUC agreed and ordered that these supplier refunds be placed in the deferred accounts. At October 31, 2002, the balance in our expansion fund was $5.8 million and is included in “Restricted cash” and “Refunds due customers” in the consolidated balance sheets.

     Effective January 1, 2001, we purchased for cash the natural gas distribution assets of Atmos Energy Corporation located in the city of Gaffney and portions of Cherokee County, South Carolina. The acquisition was at net book value of $6.6 million and added 5,400 customers to our operations.

     In September 2001, we filed a petition with the PSCSC seeking approval of a gas cost hedging plan for the purpose of cost stabilization for customers. On March 26, 2002, the PSCSC issued an order approving the plan on an experimental basis. The PSCSC ruled that all properly accounted for costs incurred in accordance with the plan, with the exception of certain personnel and administrative costs, would be deemed prudently incurred and would be recoverable in rates as a gas cost. We began hedging activities in April under the approved program.

     In October 2001, we filed an application with the NCUC seeking approval to implement an experimental natural gas hedging program. At the time, the NCUC was engaged in a generic investigation into the hedging of natural gas commodity costs, and the NCUC took no action on our application pending further proceedings in the generic investigation.

     On February 26, 2002, the NCUC issued an order in the generic proceeding that concluded, among other things, that hedging costs should be treated as gas costs and that pre-approval of a hedging program would be inconsistent with the procedures for the annual gas costs prudency reviews. In its order, the NCUC stated that hedging is an option that must be considered in connection with the gas purchasing practices of a local distribution company. The NCUC recognized that the review of the prudency of a decision to hedge or not to hedge, just like the review of the prudency of other gas purchasing decisions, must be made on the basis of the information available at the time the decision is made, not on the basis of the information available at the time of the annual prudency review proceeding. On April 10, we again asked the NCUC for approval to operate a hedging plan on an experimental basis for a period of two years and for reconsideration of the NCUC’s conclusion on the pre-approval of a hedging program. On October 18, the NCUC denied our request for pre-approval; however, the NCUC commended us for our hedging plan proposal and our contribution to the understanding of hedging by the NCUC. The NCUC made it clear that while it would not pre-approve the plan, it recognized that the plan is experimental in nature and did not wish to be understood as having disapproved the plan or expressed the opinion that adoption of the plan would result in disallowances in an annual review of gas costs. Nothing in the order precluded us from implementing the plan if we chose to do so subject to the terms of the order in the generic proceeding. Given the favorable comments and assurances by the NCUC in both orders, we implemented a hedging program in North Carolina effective November 1, 2002.

     On March 28, 2002, we filed an application with the NCUC requesting an annual increase in revenues of $28.2 million, an increase of 6.8%. In addition, we requested changes in cost allocations and rate design and changes in tariffs and service regulations. On August 5, a stipulation among Piedmont, the Public Staff of the NCUC and Carolina Utility Customers Association, Inc., an intervenor, was filed with the NCUC. The stipulation resolved all outstanding issues among the stipulating parties and provided for an annual increase in revenues of $13.9 million. A hearing was held on August 27. At the hearing and based on further residential rate design changes agreed to by us, the only intervenor who did not sign the stipulation did not oppose the stipulation. On October 28, the NCUC issued an order approving an annual revenue increase of $13.9 million, effective November 1, 2002.

     On May 3, 2002, we filed an application with the PSCSC requesting an annual increase in revenues of $15.3 million, an increase of 10.5%. In addition, we requested approval of new depreciation rates, changes in cost allocations and rate design and changes in tariffs and service regulations. A hearing was held on September 4 and 5. On October 29, the PSCSC issued an order approving an annual revenue increase of $8.4 million, effective November 1, 2002. The Consumer Advocate of South Carolina has requested a rehearing of the order and we are unable to predict the outcome of that request.

     Effective September 30, 2002, we purchased substantially all of the natural gas distribution assets and certain of the liabilities, including potential remediation costs of a manufactured gas plant site, of North Carolina Gas Service (NCGS), a division of NUI Utilities, Inc., for $26 million in cash. The transaction added 14,000 customers to our distribution system in the counties of Rockingham and Stokes, North Carolina. Included in the assets acquired was NCGS’s expansion fund in the amount of $2.2 million. At October 31, 2002, this amount is included in “Restricted cash” and “Refunds due customers” in the consolidated balance sheets.

     On October 16, 2002, we entered into an agreement to purchase for $425 million in cash the stock of North Carolina Natural Gas (NCNG), a natural gas distribution subsidiary of Progress Energy, Inc., serving 176,000 customers in eastern North Carolina, and

Progress Energy’s 50% investment in Eastern North Carolina Natural Gas Company (EasternNC). EasternNC is a joint venture with Albemarle Pamlico Economic Development Corporation to bring natural gas service to 14 counties in eastern North Carolina. The transaction is subject to approvals by various regulatory agencies and is expected to close in mid-2003.

     In 1996, the TRA approved a performance incentive plan, effective July 1, 1996, that eliminated annual prudence reviews in Tennessee and established an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark amounts determined by published market indices, together with margin from marketing transportation and capacity in the secondary market and from secondary market sales of gas. The plan is subject to an overall annual cap of $1.6 million on gains or losses by us. The benefits of the incentive plan are the elimination of annual gas purchase prudence reviews, reduction of gas costs for customers and potential earnings to shareholders by sharing in gas cost reductions. Initially approved for a two-year period, the plan now continues each July 1 until we notify the TRA of termination 90 days before the end of a plan year or until the plan is modified, amended or terminated by the TRA.

     Secondary market transactions permit us to market gas supplies and transportation services by contract with wholesale or off-system customers. These sales contribute smaller per-unit wholesale margins to earnings; however, the program allows us to act as a wholesale marketer of natural gas and transportation capacity in order to generate operating margin from sources not restricted by the capacity of our retail distribution system. In North Carolina, a sharing mechanism is in effect where 75% of any margin earned is refunded to customers. In connection with the South Carolina rate case discussed above, this same sharing mechanism is in place in South Carolina effective November 1, 2002. Secondary market transactions in Tennessee are included in the performance incentive plan discussed above.

     In 2002, 35% of gas deliveries were made to industrial or large commercial customers which have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under existing regulations of the FERC, certain large-volume customers located in proximity to the interstate pipelines delivering gas to us could attempt to bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, only minimal bypass activity has been experienced, in part because of our ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

     In 2001, we requested special accounting treatment from the NCUC, the PSCSC and the TRA to allow us to defer for recovery in future rates the amounts of accounts receivable that were written off during 2001 in excess of amounts recovered through base rates. These higher write-offs resulted from the high gas prices and abnormally cold weather experienced during the 2000-2001 winter season. The PSCSC and the TRA approved deferral of only the gas cost portion of the excess write-offs, which totaled $1.3 million, for recovery under normal purchased gas cost adjustment (PGA) procedures. The NCUC did not approve our request.

Equity Investments

     Piedmont Energy Partners, Inc. (PEP), is a wholly owned subsidiary that is a holding company for various other wholly owned non-utility subsidiaries.

     Piedmont Intrastate Pipeline Company, a wholly owned subsidiary of PEP, is a 16.45% member of Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company. The other members are subsidiaries of The Williams Companies, Inc., SCANA Corporation and Progress Energy, Inc. Cardinal owns and operates a 104-mile intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. Cardinal has firm service agreements with local distribution companies, including Piedmont Natural Gas Company, for 100% of the 270 million cubic feet per day of firm transportation capacity on the pipeline. Cardinal is dependent on the Williams-Transco pipeline system to deliver gas into its system for service to its customers. Cardinal’s long-term debt is secured by Cardinal’s assets and by each member’s equity investment in Cardinal. In accordance with the NCUC’s order authorizing Cardinal to construct, own and operate the pipeline, Cardinal will file a general rate case on or before January 15, 2003.

     Piedmont Interstate Pipeline Company, a wholly owned subsidiary of PEP, is a 35% member of Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. The other members are subsidiaries of The Williams Companies, Inc., SCANA Corporation, Progress Energy, Inc., and Amerada Hess Corporation and the Municipal Gas Authority of Georgia. Pine Needle owns a liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the FERC. Storage capacity of the facility is four billion cubic feet with vaporization capability of 400 million cubic feet per day and is fully subscribed under firm service agreements with customers. We subscribe to slightly more than one-half of this capacity to provide gas for peak-use periods when demand is the highest. Pine Needle enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. Movements in the mark-to-market value of these agreements are recorded in “Accumulated other comprehensive income” in the consolidated balance sheets as a hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). Pine Needle’s long-term debt is secured by Pine Needle’s assets and by each member’s equity investment in Pine Needle. On August 1, 2002, Pine Needle filed a rate increase request with the FERC. We expect an order and new rates to be effective in early 2003.

     Piedmont Propane Company, a wholly owned subsidiary of PEP, owns 20.69% of the membership interest in US Propane, L.P. The other partners are subsidiaries of TECO Energy, Inc., AGL Resources, Inc., and Atmos Energy Corporation. US Propane owns all of the general partnership interest and approximately 31% of the limited partnership interest in Heritage Propane Partners, L.P. (Heritage Propane), a marketer of propane through a nationwide retail distribution network. Heritage Propane competes with electricity, natural gas and fuel oil, as well as with other companies in the retail propane distribution business. The propane business, like natural gas, is seasonal, with weather conditions significantly affecting the demand for propane. Heritage Propane purchases propane at numerous supply points for delivery primarily via railroad tank cars and common carrier transport. Heritage Propane’s profitability is also sensitive to changes in the wholesale prices of propane. Heritage Propane utilizes hedging transactions to provide price protection against significant fluctuations in prices. Movements in the mark-to-market value of these agreements are recorded in “Accumulated other comprehensive income” in the consolidated balance sheets as a hedge under Statement 133. Heritage Propane also buys and sells financial instruments for trading purposes through a wholly owned subsidiary. Financial instruments used in connection with this liquids trading activity are marked to market.

     In July 2002, we recorded a pre-tax loss in value of $1.4 million on our investment in US Propane due to an other than temporary decline in the value of the general partnership interest in Heritage Propane. This other than temporary loss was calculated based on estimated future cash flow projections that reflect actual and projected customer growth assumptions for Heritage Propane.

     The limited partnership agreement of US Propane requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. Under the agreement, our maximum capital account restoration is $10 million. At October 31, 2002, our capital account was positive.

     Piedmont Energy Company, a wholly owned subsidiary of PEP, has a 30% interest in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. The other members are subsidiaries of AGL Resources, Inc., and Dynegy Inc. SouthStar sells natural gas to residential, commercial and industrial customers in the southeastern United States. SouthStar was formed and began marketing natural gas in Georgia in 1998 when that state implemented full natural gas retail competition. SouthStar conducts most of its business in Georgia, and the unregulated retail gas market in that state is highly competitive.

     The Operating Policy of SouthStar contains a provision for the disproportionate sharing of earnings in excess of a threshold per annum, cumulative pre-tax return of 17%. This threshold is not reached until all prior period losses are recovered. Earnings below the 17% return threshold are allocated to members based on their ownership percentages. Earnings above the threshold are allocated at various percentages based on actual margin generated in four defined service areas. The earnings test is based on SouthStar’s fiscal year ending December 31, therefore, the actual impact, if any, of disproportionate sharing is not known until after December 31. At October 31, 2002, we estimated that a portion of SouthStar’s earnings for calendar year 2002 will be above the threshold, and that disproportionate sharing will occur for the first time. We reduced our portion of the equity earnings from SouthStar for the twelve months ended October 31, 2002, by $778,000, pre-tax, to reflect our estimate that our earnings from SouthStar will be at a level of approximately 26% of total earnings, rather than our equity ownership percentage of 30% of total earnings. Based on various calculation methodologies and interpretations of the Operating Policy, our pre-tax earnings reduction for 2002 due to disproportionate sharing could range from zero to $1.1 million.

     SouthStar manages commodity price and weather risks through hedging activities using derivative financial instruments, physical commodity contracts and option-based weather derivative contracts. Financial contracts in the form of futures, options and swaps are used to hedge the price volatility of natural gas. These derivative transactions qualify as cash flow hedges. Movements in the mark-to-market value of these agreements are recorded in “Accumulated other comprehensive income” in the consolidated balance sheets as a hedge under Statement 133. Weather derivative contracts are used to preserve margins in the event of warmer-than-normal weather during the winter period. Such contracts are accounted for using the intrinsic value method under the guidelines of Emerging Issues Task Force Issue No. 99-2, “Accounting for Weather Derivatives.”

     Currently, SouthStar has exposure to supply fluctuations due to the financial condition of Dynegy. Dynegy has managed SouthStar’s capacity asset agreements and has supplied the majority of its gas. SouthStar is only obligated to purchase gas at market prices from Dynegy. Dynegy has announced that it is exiting the gas supply and capacity management businesses and is in the process of providing an orderly transition for its customers. SouthStar will perform in-house certain activities now provided by Dynegy. SouthStar’s portfolio of suppliers has been significantly expanded to mitigate the exposure to Dynegy. Also,

Atlanta Gas Light Company (AGLC), under the terms of its tariffs with the Georgia Public Service Commission, has required SouthStar’s members to guarantee SouthStar’s ability to pay AGLC’s bills for local delivery service. Piedmont Energy Company, through its parent, has guaranteed its 30% share of SouthStar’s obligation with AGLC with a letter of credit with a bank in the amount of $13.4 million that expires on August 5, 2003.

     Piedmont Greenbrier Pipeline Company, LLC, a North Carolina limited liability company, is a wholly owned subsidiary that has a 33% equity interest in Greenbrier Pipeline Company, LLC (Greenbrier), a Delaware limited liability company. The other member is a subsidiary of Dominion Resources, Inc. Greenbrier, formed in 2001, proposes to build a 280-mile interstate gas pipeline linking multiple gas supply basins and storage to markets in the Southeast, with initial capacity of 600,000 dekatherms of natural gas per day to commence service in 2005. The pipeline would originate in Kanawha County, West Virginia, and extend through southwest Virginia to Granville County, North Carolina. This pipeline will broaden our access to competitive gas supplies and will also serve new power generation facilities in the region. The pipeline is expected to cost $497 million, with $150 million of the cost expected to be contributed as equity by the owners and the remainder expected to be provided by project-financed debt. As of October 31, 2002, we have made capital contributions to Greenbrier totaling $6.8 million. We have signed a precedent agreement for firm transportation service with Greenbrier. On October 30, 2002, the FERC gave preliminary approval to the project regarding non-environmental issues. Construction of the pipeline is subject to a number of conditions, including final certificate approval by the FERC.

Results of Operations

     Net income for 2002 was $62.2 million, compared with $65.5 million in 2001 and $64 million in 2000. Net income for 2002 decreased $3.3 million from 2001 primarily for the reasons listed below.

•	Decrease in margin due to warmer weather resulting in fewer volumes of gas delivered to customers (system throughput).

•	Increase in depreciation expense.

•	Increase in interest expense.

These changes were partially offset by an increase in volumes delivered to industrial customers and an increase in earnings from unregulated retail energy marketing services.

     Net income for 2001 increased $1.5 million over 2000 primarily for the reasons listed below.

•	Rates charged to customers increased due to general rate increases in Tennessee effective July 1, 2000, and in North Carolina effective November 1, 2000.

•	Even though total system throughput decreased, volumes delivered to residential and commercial customers from whom we earn a higher margin increased.

•	Increase in the allowance for funds used during construction (AFUDC).

•	Increase in interest income.

•	Increase in earnings from unregulated retail energy marketing services.

•	Increase in earnings from non-utility LNG operations.

•	Increase in earnings from secondary market transactions.

•	Addition of Gaffney customers in January 2001.

     These changes were partially offset for the reasons listed below.

•	Increase in operations and maintenance expenses.

•	Increase in depreciation expense.

•	Increase in general taxes.

•	Increase in interest charges.

•	Decrease in earnings from propane operations.

     Compared with the prior year, weather in our service area, as measured by degree days, was 21% warmer in 2002, 23% colder in 2001 and 1% warmer in 2000. System throughput was 126.1 million dekatherms in 2002, compared with 134.4 million dekatherms in 2001, a decrease of 6%, and 135.1 million dekatherms in 2000. In addition to system throughput, secondary market sales volumes were 55.7 million dekatherms in 2002, compared with 29.5 million dekatherms in 2001 and 21.1 million dekatherms in 2000.

     Operating revenues were $832 million in 2002, $1,107.9 million in 2001 and $830.4 million in 2000. Operating revenues for 2002 decreased $275.9 million from 2001 primarily for the reasons listed below.

•	The commodity cost of gas decreased significantly during the winter of 2001-2002 resulting in a corresponding decrease in rates charged to customers.

•	Decreased system throughput to all customer classes except industrial due to warmer weather.

     These decreases were partially offset by increased secondary market activity.

     Operating revenues for 2001 increased $277.5 million over 2000 primarily for the reasons listed below.

•	The commodity cost of gas increased significantly during

the winter of 2000-2001 resulting in a corresponding increase in rates charged to customers.

•	Increased customer growth and 23% colder weather.

•	System throughput to higher-margin residential and commercial customers increased nine million dekatherms.

•	Rates increased due to general rate increases as noted above.

•	Increased secondary market activity.

•	Addition of Gaffney customers in January 2001.

     The WNA generated revenues from customers of $19.8 million in 2002, refunds to customers of $8.5 million in 2001 and revenues of $19.3 million in 2000. The WNA is designed to offset the impact that unusually cold or warm weather has on residential and commercial customer billings and margin. Weather 15% warmer than normal was experienced in 2002, compared with 8% colder than normal in 2001 and 13% warmer than normal in 2000.

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

     Cost of gas for 2002 was $496.2 million, compared with $769.9 million in 2001 and $512 million in 2000. Cost of gas for 2002 decreased $273.7 million from 2001 primarily due to decreases in the wholesale commodity cost of gas from suppliers and decreases in volumes sold to residential and commercial customers.

     Cost of gas for 2001 increased $257.9 million over 2000 primarily due to increases in the commodity cost of gas from suppliers. Wholesale market prices during the winter of 2000-2001 were more than double the prices of the previous winter. Increases in wholesale prices resulted in lower volumes sold to customers due to customer conservation and the loss of industrial volumes to oil due to price competition. We also curtailed interruptible industrial customers for system management during a portion of the 2000-2001 winter period. Increases or decreases in purchased gas costs from suppliers are passed on to customers through PGA procedures.

     Margin (operating revenues less cost of gas) for 2002 was $335.8 million, compared with $338 million in 2001 and $318.3 million in 2000. Margin increased or decreased due to the changes in revenues and cost of gas noted above. The margin earned per dekatherm of system throughput increased by $.12 in 2002 over 2001 and by $.13 in 2001 over 2000.

     Operations and maintenance expenses were $133.4 million in 2002 and 2001 and $127 million in 2000. Even though operations and maintenance expenses were even for 2002 and 2001, the following increases and decreases were experienced.

•	Increase in payroll expense due to positions being filled by employees rather than by outside labor.

•	Increase in other corporate expense due to increases in fees for committed lines of credit and net service fees to banks and increases in training expenses.

•	Increase in employee benefits expense due to pension expense recorded in 2002 with pension income recorded in 2001 and increased health insurance premiums.

•	Decrease in outside labor as explained above.

•	Decrease in the provision for uncollectibles due to warmer weather and lower gas prices.

     Operations and maintenance expenses for 2001 increased $6.4 million over 2000 primarily for the reasons listed below.

•	Increase in transportation expense due to higher fuel costs and increases in license fees and taxes.

•	Increase in utilities expense due to the installation of new communications units in service trucks and the higher volume of telephone calls to our customer information centers.

•	Increase in bank charges for activity fees and for fees associated with higher committed bank lines.

•	Increase in the provision for uncollectibles due to higher charge-offs for customers who could not pay their bills due to higher gas prices and colder-than-normal weather.

•	Amortization of North Carolina environmental expense as recovered from customers beginning in November 2000.

These increases were partially offset by the following decreases.

•	Decrease in employee benefits expense due primarily to a decrease in pension expense and the shift of the payment of administrative fees from benefit plan assets rather than by the sponsor.

•	Decrease in outside consultants expense due to a reduction in the need for information systems upgrades.

     Depreciation expense increased from $48.9 million to $57.6 million over the three-year period 2000 to 2002 primarily due to growth in plant in service.

     General taxes increased from $18.8 million to $23.9 million over the three-year period 2000 to 2002 primarily due to increases in property taxes due to growth in plant in service, franchise taxes due to a rate increase and payroll taxes due to increased payroll.

     Other income (expense), net of income taxes, was $12.7 million in 2002, compared with $10.9 million in 2001 and $11.3 million in 2000. Other income (expense) for 2000 includes $5.1 million from a business combination affecting our propane operations. Other income (expense) for 2000 without this transaction would have been $6.2 million.

     Prior to August 2000, Piedmont Propane Company marketed propane and propane appliances to residential, commercial and industrial customers within and adjacent to our three-state natural gas service area. In August, US Propane, L.P., was formed to combine our propane operations with the propane operations of three other companies. Piedmont Propane owns 20.69% of the membership interest in US Propane. Immediately after formation, US Propane combined with Heritage Holdings, Inc., the general partner of Heritage Propane Partners, L.P. (Heritage Propane), by contributing all of its assets to Heritage Holdings for $181.4 million in cash, assumed debt and common and limited partnership units and purchasing all of the outstanding stock of Heritage Holdings for $120 million. At the time of the combination, US Propane owned all of the general partnership interest and approximately 34% of the limited partnership interest in Heritage Propane. This combination, including a gain on the transfer of the propane assets, transaction costs and certain employee benefit plans’ gains and charges, contributed $5.1 million to net income in 2000.

     Income from non-utility activities, at equity, before taxes, for 2002 increased $2.9 million over 2001 primarily due to an increase in earnings from unregulated retail energy marketing services. This increase was partially offset by a decrease in earnings from propane due to warmer weather experienced in 2002.

     Income from non-utility activities, at equity, before taxes, for 2001 increased $8.7 million over 2000 primarily due to increases in earnings from unregulated retail energy marketing services, non-utility LNG operations and propane.

     The equity portion of AFUDC, before taxes, was $2 million in 2002, compared with $1.8 million in 2001 and zero in 2000. AFUDC is allocated between equity and debt based on actual amounts computed and the ratio of construction work in progress to average short-term borrowings.

     Other, before taxes, for 2002 was $511,000, compared with $192,000 in 2001 and $11 million in 2000. Other in 2000 includes the effect of the propane business combination discussed above. The increase in 2002 over 2001 was primarily due to an increase in earnings from merchandise operations and interest income. The decrease in 2001 from 2000, excluding the propane business combination discussed above, was primarily due to a decrease in income from propane operations which we operated in 2000, partially offset by an increase in interest income.

     Utility interest charges were $40.6 million in 2002, compared with $39.4 million in 2001 and $37 million in 2000. Utility interest charges for 2002 increased $1.2 million over 2001 primarily due to the following reasons.

•	Increase in interest on long-term debt due to higher balances outstanding.

•	Decrease in the portion of AFUDC attributable to borrowed funds.

These changes were partially offset by the following decreases.

•	Decrease in interest on short-term debt due to lower balances outstanding at lower interest rates.

•	Decrease in interest charged on refunds due customers due to lower balances outstanding.

     Utility interest charges for 2001 increased $2.4 million over 2000 primarily due to the following reasons.

•	Increase in interest on long-term debt due to higher balances outstanding.

•	Increase in interest charged on refunds due customers due to higher balances outstanding.

These increases were partially offset by the following changes.

•	Decrease in interest on short-term debt due to lower balances outstanding at lower interest rates.

•	Increase in the portion of AFUDC attributable to borrowed funds.

Environmental Matters

     Our three state regulatory commissions have authorized us to utilize deferral accounting, or to create a regulatory asset, in connection with environmental costs. Accordingly, we have established regulatory assets for environmental costs incurred and for estimated environmental liabilities.

     In 1997, we entered into a settlement with a third party with respect to nine manufactured gas plant (MGP) sites that we have owned, leased or operated and paid an amount that released us from any investigation and remediation liability. Three other MGP sites that we also have owned, leased or operated were not included in the settlement.

     In September 2002, in connection with the purchase of the operations of NCGS discussed in Note 2 to the consolidated financial statements, we acquired the liability for an MGP site located in Reidsville, North Carolina. We had a limited assessment performed by a third party that consisted of an evaluation of documents, a site visit and an interview with an employee of the seller. This study concluded that a comprehensive baseline risk assessment would cost $150,000 and the maximum cost to remediate the site would be $487,000. Based on this study and the similar nature of the three sites not covered by the settlement, we increased our environmental liability in the fourth quarter of 2002 by $1.5 million, with an offsetting increase to a regulatory asset, to reflect a liability of $637,000 for each of the four sites.

     At October 31, 2002, our undiscounted environmental liability totaled $2.9 million, consisting of $2.6 million for the four MGP sites and $320,000 for underground storage tanks not yet remediated. This liability is not net of any anticipated recoveries.

     At October 31, 2002, our regulatory assets for environmental costs totaled $6.2 million, net of recoveries from customers, in connection with the estimated liabilities for the MGP sites and underground storage tanks and for environmental costs incurred, primarily legal fees and engineering assessments. The portion of the regulatory assets representing actual costs incurred is being amortized as recovered in current approved rates from customers in all three states.

     Further evaluations of the MGP sites and the underground storage tank sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on financial position or results of operations.

Accounting Pronouncements

     Effective November 1, 2002, we will adopt SFAS No. 141, “Business Combinations” (Statement 141). Statement 141 requires that business combinations be accounted for using the purchase method. Statement 141 also establishes new rules for recognizing intangible assets resulting from a purchase business combination. The adoption of Statement 141 will not have a material effect on financial position or results of operations.

     Effective November 1, 2002, we will adopt SFAS No. 142, “Goodwill and Other Intangible Assets” (Statement 142). Statement 142 provides new guidance for accounting for the acquisition of intangibles (but not those acquired in a business combination) and the manner in which intangibles, including goodwill, should be accounted for subsequent to their initial recognition. The adoption of Statement 142 will not have a material effect on financial position or results of operations.

     Effective November 1, 2002, we will adopt SFAS No. 143, “Accounting for Asset Retirement Obligations” (Statement 143). Statement 143 addresses financial accounting and reporting for asset retirement obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and operation of the asset. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if a reasonable estimate of fair value can be made. We have determined that asset retirement obligations exist for our underground mains and services, however, the fair value of the obligation cannot be determined because the end of the system life is indeterminable.

     Effective November 1, 2002, we will adopt SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144). Statement 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of Statement 144 will not have a material effect on financial position or results of operations.

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

Interest Rate Risk

     We have short-term bank lines of credit available to provide working capital and general corporate funds. The level of borrowings under the lines varies from period to period, depending upon many factors, including our investments in capital projects. Future short-term interest expense and payments will be impacted by both short-term interest rates and borrowing levels.

     At October 31, 2002, we had $46.5 million of short-term debt outstanding at a weighted average interest rate of 2.23%. The carrying amount of our short-term debt approximates fair value.

     Information about our long-term debt at October 31, 2002, that is sensitive to changes in interest rates is presented below.

	Expected Maturity Date
								Fair Value
						There-		at October
	2003	2004	2005	2006	2007	after	Total	31, 2002

	(dollars in millions)
Fixed Rate Long-term Debt	$47	$2	$—	$35	$—	$425	$509	$589,503
Average Interest Rate	6.39%	10.06%	—	9.44%	—	7.55%	7.59%

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

     For further information on market risk, see “Liquidity and Capital Resources” beginning on page 11 in Item 7 of this report in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

     Consolidated financial statements and schedules required by this item are listed in Item 14(a)1 and 2 in Part IV of this report on page 67.

Consolidated Balance Sheets
October 31, 2002 and 2001

Assets In thousands	2002	2001

Utility Plant:
Utility plant in service	$1,689,743	$1,569,774
Less accumulated depreciation	572,445	511,477

Utility plant in service, net	1,117,298	1,058,297
Construction work in progress	41,225	56,402

Total utility plant, net	1,158,523	1,114,699

Other Physical Property, at cost (net of accumulated depreciation of $1,531 in 2002 and $1,341 in 2001)	1,078	1,163

Current Assets:
Cash and cash equivalents	5,100	5,610
Restricted cash	8,028	7,064
Receivables (less allowance for doubtful accounts of $810 in 2002 and $592 in 2001)	37,504	25,898
Inventories:
Gas in storage	65,688	70,220
Materials, supplies and merchandise	2,860	2,942
Deferred cost of gas	13,592	16,310
Refundable income taxes	10,329	22,271
Prepayments	32,685	24,986

Total current assets	175,786	175,301

Investments, Deferred Charges and Other Assets:
Investments in non-utility activities, at equity	80,342	82,287
Unamortized debt expense (amortized over life of related debt on a straight-line basis)	3,841	4,130
Other	25,518	16,078

Total investments, deferred charges and other assets	109,701	102,495

Total	$1,445,088	$1,393,658

See notes to consolidated financial statements.

Capitalization and Liabilities In thousands	2002	2001

Capitalization:
Stockholders’ equity:
Cumulative preferred stock – no par value – 175 shares authorized	$—	$—
Common stock – no par value – 100,000 shares authorized; outstanding, 33,090
in 2002 and 32,463 in 2001	352,553	332,038
Retained earnings	240,026	229,718
Accumulated other comprehensive income	(2,983)	(1,377)

Total stockholders’ equity	589,596	560,379
Long-term debt	462,000	509,000

Total capitalization	1,051,596	1,069,379

Current Liabilities:
Current maturities of long-term debt and sinking fund requirements	47,000	2,000
Notes payable	46,500	32,000
Accounts payable	51,093	41,144
Customers’ deposits	11,611	9,487
Deferred income taxes	1,384	2,344
General taxes accrued	15,094	14,544
Refunds due customers	15,635	31,685
Other	16,814	16,023

Total current liabilities	205,131	149,227

Deferred Credits and Other Liabilities:
Deferred income taxes	158,275	143,211
Unamortized federal investment tax credits	5,593	6,149
Other	24,493	25,692

Total deferred credits and other liabilities	188,361	175,052

Total	$1,445,088	$1,393,658

See notes to consolidated financial statements.

Statements of Consolidated Income
For the Years Ended October 31, 2002, 2001 and 2000

In thousands except per share amounts	2002	2001	2000

Operating Revenues	$832,028	$1,107,856	$830,377
Cost of Gas	496,234	769,878	512,046

Margin	335,794	337,978	318,331

Operating Expenses:
Operations	112,421	114,358	109,942
Maintenance	21,006	19,064	17,059
Depreciation	57,593	52,060	48,894
General taxes	23,863	23,952	18,761
Income taxes	30,784	34,575	33,975

Total operating expenses	245,667	244,009	228,631

Operating Income	90,127	93,969	89,700

Other Income (Expense):
Non-utility activities, at equity	19,207	16,271	7,639
Allowance for equity funds used during construction	1,986	1,767	—
Other	511	192	11,024
Income taxes	(9,010)	(7,300)	(7,381)

Total other income (expense)	12,694	10,930	11,282

Utility Interest Charges:
Interest on long-term debt	39,056	37,789	33,890
Allowance for borrowed funds used during construction	(1,438)	(4,910)	(3,321)
Other	2,986	6,535	6,382

Total utility interest charges	40,604	39,414	36,951

Net Income	$62,217	$65,485	$64,031

Average Shares of Common Stock:
Basic	32,763	32,183	31,600
Diluted	32,937	32,420	31,779
Earnings Per Share of Common Stock:
Basic	$1.90	$2.03	$2.03
Diluted	$1.89	$2.02	$2.01

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows
For the Years Ended October 31, 2002, 2001 and 2000

In thousands	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$62,217	$65,485	$64,031

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,393	53,069	52,090
Amortization of investment tax credits	(556)	(558)	(558)
Allowance for funds used during construction	(3,424)	(6,677)	(3,321)
Net gain on propane business combination, net of tax	—	—	(5,063)
Undistributed earnings from equity investments	(19,207)	(16,271)	(7,639)
Changes in assets and liabilities:
Restricted cash	(964)	32,732	360
Receivables	(11,606)	29,247	(22,677)
Receivables from affiliate	—	—	22,354
Inventories	4,614	588	(18,553)
Other assets	8,054	47,484	(59,441)
Accounts payable	9,949	(47,169)	23,719
Refunds due customers	(16,050)	(1,204)	6,685
Deferred income taxes	14,104	(8,193)	14,612
Other liabilities	3,402	12,916	(8,433)

Total adjustments	46,709	95,964	(5,865)

Net cash provided by operating activities	108,926	161,449	58,166

Cash Flows from Investing Activities:
Utility construction expenditures	(80,112)	(83,536)	(105,329)
Capital contributions to equity investments	(4,492)	(16,929)	(7,771)
Capital distributions from equity investments	22,143	15,885	4,255
Purchase of gas distribution systems	(26,000)	(6,625)	—
Investment in propane partnership	—	—	(30,552)
Proceeds from propane business combination	—	—	36,748
Other	(112)	(361)	(909)

Net cash used in investing activities	(88,573)	(91,566)	(103,558)

Cash Flows from Financing Activities:
Increase (Decrease) in notes payable	14,500	(67,500)	20,000
Proceeds from issuance of long-term debt	—	60,000	60,000
Retirement of long-term debt	(2,000)	(32,000)	(2,000)
Issuance of common stock through dividend reinvestment and employee stock plans	18,546	15,389	15,452
Dividends paid	(51,909)	(48,909)	(45,487)

Net cash provided by (used in) financing activities	(20,863)	(73,020)	47,965

Net Increase (Decrease) in Cash and Cash Equivalents	(510)	(3,137)	2,573
Cash and Cash Equivalents at Beginning of Year	5,610	8,747	6,174

Cash and Cash Equivalents at End of Year	$5,100	$5,610	$8,747

Cash Paid During the Year for:
Interest	$39,696	$39,977	$34,971
Income taxes	$34,166	$51,430	$85,848

See notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity
For the Years Ended October 31, 2002, 2001 and 2000

			Accumulated
			Other
	Common	Retained	Comprehensive
In thousands except per share amounts	Stock	Earnings	Income	Total

Balance, October 31, 1999	$297,149	$194,598	$—	$491,747
Net Income		64,031		64,031
Common Stock Issued	17,081			17,081
Dividends Declared ($1.44 per share)		(45,487)		(45,487)

Balance, October 31, 2000	314,230	213,142	—	527,372

Comprehensive Income:
Net income		65,485		65,485
Other comprehensive income:
Equity investments hedging activities, net of tax of ($856)			(1,377)	(1,377)

Total comprehensive income				64,108
Common Stock Issued	17,808			17,808
Dividends Declared ($1.52 per share)		(48,909)		(48,909)

Balance, October 31, 2001	332,038	229,718	(1,377)	560,379

Comprehensive Income:
Net income		62,217		62,217
Other comprehensive income:
Equity investments hedging activities, net of tax of ($1,079)			(1,606)	(1,606)

Total comprehensive income				60,611
Common Stock Issued	20,515			20,515
Dividends Declared ($1.585 per share)		(51,909)		(51,909)

Balance, October 31, 2002	$352,553	$240,026	$(2,983)	$589,596

In thousands	2002	2001	2000

Reconciliation of Accumulated Other
Comprehensive Income:
Balance, beginning of period	$(1,377)	$—	$—
Cumulative effect of adoption of Statement 133	—	209	—
Current period reclassification to earnings	406	(148)	—
Current period change	(2,012)	(1,438)	—

Balance, end of period	$(2,983)	$(1,377)	$—

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

     The consolidated financial statements include the accounts of wholly owned subsidiaries whose investments in non-utility activities are accounted for under the equity method. Our ownership interest in each entity is recorded in “Investments in non-utility activities, at equity” in the consolidated balance sheets. Earnings or losses from equity investments are recorded in “Non-utility activities, at equity” in “Other Income (Expense)” in the statements of consolidated income. Revenues and expenses of all other non-utility activities are included in “Other” in “Other Income (Expense)” in the statements of consolidated income. Significant inter-company transactions have been eliminated in consolidation where appropriate. In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting For The Effects of Certain Types of Regulation” (Statement 71), we have not eliminated inter-company profit on sales to affiliates.

B. Rate-Regulated Basis of Accounting.

     Statement 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Statement 71, we have capitalized certain costs and benefits as regulatory assets and liabilities, respectively, pursuant to orders of the state regulatory commissions, either in general rate proceedings or expense deferral proceedings, in order to provide for recovery of or refunds to utility customers in future periods.

     We monitor the regulatory and competitive environment in which we operate to determine that our regulatory assets continue to be probable of recovery. If we determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of Statement 71, we would write off that portion which we could not recover, net of any regulatory liabilities which would be deemed no longer necessary. Our review has not resulted in any write offs of any regulatory assets or liabilities.

     The amounts recorded as regulatory assets and liabilities in the consolidated balance sheets at October 31, 2002 and 2001, are summarized as follows:

In thousands	2002	2001

Regulatory Assets:
Unamortized debt expense	$3,841	$4,130
Environmental costs	6,153	5,767
Demand-side management costs	6,211	5,382
Deferred Year 2000 costs	195	391
Deferred pension expense	542	745
Other	2,792	2,163

Total	$19,734	$18,578

Regulatory Liabilities:
Refunds due customers	$15,635	$31,685
Deferred income taxes	13,013	13,037

Total	$28,648	$44,722

C. Utility Plant and Depreciation.

     Utility plant is stated at original cost, including direct labor and materials, allocable overheads and an allowance for borrowed and equity funds used during construction (AFUDC). AFUDC totaled $3,424,000 for 2002, $6,677,000 for 2001 and $3,321,000 for 2000. The portion of AFUDC attributable to equity funds is included in “Other Income (Expense)” and the portion attributable to borrowed funds is shown as a reduction of “Utility Interest Charges” in the statements of consolidated income. The costs of property retired are removed from utility plant and such costs, including removal costs net of salvage, are charged to accumulated depreciation.

     We compute depreciation expense using the straight-line method over a period of 5 to 72 years. The composite weighted-average depreciation rates were 3.55% for 2002, 3.45% for 2001 and 3.49% for 2000.

     We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our reviews have not resulted in a material effect on results of operations or financial condition; however, we did write down our investment in propane during 2002 as discussed in Note 9.

D. Inventories.

     We maintain inventories on the basis of average cost. Cost for gas in storage is defined as the amount recoverable under rate schedules approved by the state regulatory commissions.

E. Deferred Purchased Gas Adjustment.

     Rate schedules include purchased gas adjustment provisions that permit the recovery of gas costs. We periodically revise rates without formal rate proceedings to reflect changes in the cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are added to or deducted from cost of gas and included in “Refunds due customers” in the consolidated balance sheets.

F. Income Taxes.

     We provide deferred income taxes for differences between the book and tax basis of assets and liabilities, principally attributable to accelerated tax depreciation and equity investments, and the timing of the recording of revenues and cost of gas. We amortize deferred investment tax credits to income over the estimated useful life of the related property.

G. Operating Revenues.

     We recognize revenues from meters read on a monthly cycle basis which results in unrecognized revenue from the cycle date through month end. We defer the cost of gas for volumes delivered to customers but not yet billed under the cycle-billing method.

H. Earnings Per Share.

     We compute basic earnings per share using the weighted average number of shares of Common Stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the years ended October 31, 2002, 2001 and 2000, is presented below:

In thousands except per share amounts	2002	2001	2000

Net Income	$62,217	$65,485	$64,031

Average shares of Common Stock outstanding for basic earnings per share	32,763	32,183	31,600
Contingently issuable shares under the Long-Term Incentive Plan	174	237	179

Average shares of dilutive stock	32,937	32,420	31,779

Earnings Per Share:
Basic	$1.90	$2.03	$2.03
Diluted	$1.89	$2.02	$2.01

I. Statement of Cash Flows.

     For purposes of reporting cash flows, we consider instruments purchased with an original maturity at date of purchase of three months or less to be cash equivalents.

J. Recently Issued Accounting Standards.

     Effective November 1, 2002, we will adopt SFAS No. 141, “Business Combinations” (Statement 141). Statement 141 requires that business combinations be accounted for using the purchase method. Statement 141 also establishes new rules for recognizing intangible assets resulting from a purchase business combination. The adoption of Statement 141 will not have a material effect on financial position or results of operations.

     Effective November 1, 2002, we will adopt SFAS No. 142,

“Goodwill and Other Intangible Assets” (Statement 142). Statement 142 provides new guidance for accounting for the acquisition of intangibles (but not those acquired in a business combination) and the manner in which intangibles, including goodwill, should be accounted for subsequent to their initial recognition. The adoption of Statement 142 will not have a material effect on financial position or results of operations.

     Effective November 1, 2002, we will adopt SFAS No. 143, “Accounting for Asset Retirement Obligations” (Statement 143). Statement 143 addresses financial accounting and reporting for asset retirement obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and operation of the asset. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if a reasonable estimate of fair value can be made. We have determined that asset retirement obligations exist for our underground mains and services; however, the fair value of the obligation cannot be determined because the end of the system life is indeterminable.

     Effective November 1, 2002, we will adopt SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144). Statement 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of Statement 144 will not have a material effect on financial position or results of operations.

K. Use of Estimates.

     We make estimates and assumptions when preparing the consolidated financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

L. Reclassifications.

     We have reclassified certain financial statement items for 2001 and 2000 to conform with the 2002 presentation.

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

     In 1996, the NCUC ordered us to establish an expansion fund to enable the extension of natural gas service into unserved areas of the state. The expansion fund was funded with supplier refunds, plus investment income earned, that would otherwise be refunded to customers. During 2000 and 2001, the NCUC allowed us to use $38,527,000 of expansion funds to extend natural gas service to the counties of Avery, Mitchell and Yancey. As we believe that we have no other anticipated projects that qualify for expansion funds as currently determined by the NCUC, we petitioned the NCUC on January 30, 2002, for permission to deposit supplier refunds held in escrow at that time and future supplier refunds in the appropriate gas costs deferred accounts for refund to customers. On February 21, the NCUC agreed and ordered that these supplier refunds be placed in the deferred accounts. At October 31, 2002, the balance in our expansion fund was $5,843,000 and is included in “Restricted cash” and “Refunds due customers” in the consolidated balance sheets.

     Effective January 1, 2001, we purchased for cash the natural gas distribution assets of Atmos Energy Corporation located in the city of Gaffney and portions of Cherokee County, South Carolina. The acquisition was at net book value of $6,625,000 and added 5,400 customers to our operations.

     In September 2001, we filed a petition with the PSCSC seeking approval of a gas cost hedging plan for the purpose of cost stabilization for customers. On March 26, 2002, the PSCSC issued an order approving the plan on an experimental basis. The PSCSC ruled that all properly accounted for costs incurred in accordance with the plan, with the exception of certain personnel and administrative costs, would be deemed prudently incurred and would be recoverable in rates as a gas cost. We began hedging activities in April under the approved program.

     In October 2001, we filed an application with the NCUC seeking approval to implement an experimental natural gas hedging program. At the time, the NCUC was engaged in a generic investigation into the hedging of natural gas commodity costs, and the NCUC took no action on our application pending further proceedings in the generic investigation. On February 26, 2002, the NCUC issued an order in the generic proceeding that concluded, among other things, that hedging costs should be treated as gas costs and that pre-approval of a hedging program would be inconsistent with the procedures for the annual gas costs prudency reviews. In its order, the NCUC stated that hedging is an option that must be considered in connection with the gas purchasing practices of a local distribution company. The NCUC recognized that the review of the prudency of a decision to hedge or not to hedge, just like the review of the prudency of other gas purchasing decisions, must be made on the basis of the information available at the time the decision is made, not on the basis of the information available at the time of the annual prudency review proceeding. On April 10, we again asked the NCUC for approval to operate a hedging plan on an experimental basis for a period of two years and for reconsideration of the NCUC’s conclusion on the pre-approval of a hedging program. On October 18, the NCUC denied our request for pre-approval; however, the NCUC commended us for our hedging plan proposal and our contribution to the understanding of hedging by the NCUC. The NCUC made it clear that while it would not pre-approve the plan, it recognized that the plan is experimental in nature and did not wish to be understood as having disapproved the plan or expressed the opinion that adoption of the plan would result in disallowances in an annual review of gas costs. Nothing in the order precluded us from implementing the plan if we chose to do so subject to the terms of the order in the generic proceeding. Given the favorable comments and assurances by the NCUC in both orders, we implemented a hedging program in North Carolina effective November 1, 2002.

     On March 28, 2002, we filed an application with the NCUC requesting an annual increase in revenues of $28,182,000, an increase of 6.8%. In addition, we requested changes in cost allocations and rate design and changes in tariffs and service regulations. On August 5, a stipulation among Piedmont, the Public Staff of the NCUC and Carolina Utility Customers Association, Inc., an intervenor, was filed with the NCUC. The stipulation resolved all outstanding issues among the stipulating parties and provided for an annual increase in revenues of $13,889,000. A hearing was held on August 27. At the hearing and based on further residential rate design changes agreed to by us, the only intervenor who did not sign the stipulation did not oppose the stipulation. On October 28, the NCUC issued an order approving an annual revenue increase of $13,889,000, effective November 1, 2002.

     On May 3, 2002, we filed an application with the PSCSC requesting an annual increase in revenues of $15,337,000, an increase of 10.5%. In addition, we requested approval of new depreciation rates, changes in cost allocations and rate design and changes in tariffs and service regulations. A hearing was held on September 4 and 5. On October 29, the PSCSC issued an order approving an annual revenue increase of $8,381,000, effective November 1, 2002. The Consumer Advocate of South Carolina has requested a rehearing of the order and we are unable to predict the outcome of that request.

     Effective September 30, 2002, we purchased substantially all of the natural gas distribution assets and certain of the liabilities, including potential remediation costs of a manufactured gas plant site, of North Carolina Gas Service (NCGS), a division of NUI Utilities, Inc., for $26,000,000 in cash. The transaction added 14,000 customers to our distribution system in the counties of Rockingham and Stokes, North Carolina. Included in the assets acquired was NCGS’s expansion fund in the amount of

$2,185,000. At October 31, 2002, this amount is included in “Restricted cash” and “Refunds due customers” in the consolidated balance sheets.

     On October 16, 2002, we entered into an agreement to purchase for $425,000,000 in cash the stock of North Carolina Natural Gas (NCNG), a natural gas distribution subsidiary of Progress Energy, Inc., serving 176,000 customers in eastern North Carolina, and Progress Energy’s 50% investment in Eastern North Carolina Natural Gas Company (EasternNC). EasternNC is a joint venture with Albemarle Pamlico Economic Development Corporation to bring natural gas service to 14 counties in eastern North Carolina. The transaction is subject to approvals by various regulatory agencies and is expected to close in mid-2003.

3. Long-Term Debt

     Long-term debt at October 31, 2002 and 2001, is summarized as follows:

In thousands	2002	2001

Senior Notes:
10.06%, due 2004	$4,000	$6,000
9.44%, due 2006	35,000	35,000
8.51%, due 2017	35,000	35,000
Medium-Term Notes:
6.23%, due 2003	45,000	45,000
7.35%, due 2009	30,000	30,000
7.80%, due 2010	60,000	60,000
6.55%, due 2011	60,000	60,000
6.87%, due 2023	45,000	45,000
8.45%, due 2024	40,000	40,000
7.40%, due 2025	55,000	55,000
7.50%, due 2026	40,000	40,000
7.95%, due 2029	60,000	60,000

Total	509,000	511,000
Less current maturities	47,000	2,000

Total	$462,000	$509,000

     Annual sinking fund requirements and maturities over the next five years are $47,000,000 in 2003, $2,000,000 in 2004, zero in 2005, $35,000,000 in 2006 and zero in 2007.

     The amount of cash dividends that may be paid on Common Stock is restricted by provisions contained in our articles of incorporation and in note agreements under which long-term debt was issued. At October 31, 2002, all retained earnings were free of such restrictions.

4. Capital Stock

     The changes in Common Stock for the years ended October 31, 2000, 2001 and 2002, are summarized as follows:

In thousands	Shares	Amount

Balance, October 31, 1999	31,295	$297,149
Issue to participants in the Employee Stock Purchase Plan (SPP)	20	517
Issue to the Dividend Reinvestment and Stock Purchase Plan (DRIP)	548	14,935
Issue to participants in the Long-Term Incentive Plan (LTIP)	51	1,629

Balance, October 31, 2000	31,914	314,230
Issue to SPP	16	476
Issue to DRIP	461	14,913
Issue to LTIP	72	2,419

Balance, October 31, 2001	32,463	332,038
Issue to SPP	16	507
Issue to DRIP	546	18,039
Issue to LTIP	65	1,969

Balance, October 31, 2002	33,090	$352,553

     At October 31, 2002, 1,475,000 shares of Common Stock were reserved for issuance as follows:

SPP	149,000
DRIP	573,000
LTIP	753,000

Total	1,475,000

5. Financial Instruments and Related Fair Value

     Various banks provide lines of credit totaling $150,000,000 to finance current cash requirements. We have additional uncommitted lines of credit totaling $73,000,000 on a no fee and as needed, if available, basis. Short-term borrowings under the lines, with maturity dates of less than 90 days, include LIBOR cost-plus loans, transactional borrowings and overnight cost-plus loans based on the lending bank’s cost of money, with a maximum rate of the lending bank’s commercial prime interest rate. At October 31, 2002, the committed lines of credit were on a fee basis, with a maximum annual fee of $198,000.

     At October 31, 2002, outstanding borrowings under the lines of credit are included in “Notes payable” in the consolidated balance sheets and consisted of $34,000,000 in LIBOR cost-plus loans and $12,500,000 in overnight cost-plus loans. The weighted average interest rate on such borrowings was 2.23%.

     Our principal business activity is the distribution of natural gas. At October 31, 2002, gas receivables totaled $33,003,000 and other receivables totaled $4,501,000, net of an allowance for doubtful accounts of $810,000. The uncollected balance of installment receivables that were transferred with recourse to a third party several years ago was $13,474,000 and $17,184,000 at October 31, 2002 and 2001, respectively. We believe that we have provided an adequate allowance for any receivables which may not be ultimately collected, including the receivables transferred with recourse.

     The carrying amounts in the consolidated balance sheets of cash and cash equivalents, restricted cash, receivables, notes payable and accounts payable approximate their fair values due to the short-term nature of these financial instruments. Based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings, the estimated fair values of long-term debt at October 31, 2002 and 2001, including current portion, were as follows:

	2002		2001

	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value

Long-term debt	$509,000	$589,503	$511,000	$565,161

     The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value amounts are not intended to reflect principal amounts that we will ultimately be required to pay.

     We purchase natural gas for our regulated operations for resale under tariffs approved by the state regulatory commissions having jurisdiction over the service territory where the customer is located. We recover the cost of gas purchased for regulated operations through purchased gas adjustment mechanisms. We structure the pricing, quantity and term provisions of our gas supply contracts to maximize flexibility and minimize cost and risk for our customers. We have a management-level Energy Risk Management Committee that monitors risks in accordance with our risk management policies.

     During the year ended October 31, 2002, we purchased financial call options for natural gas for our Tennessee gas purchase portfolio. At October 31, 2002, such options were for gas supply for delivery in December 2002 through February 2003. The cost of these options and all other gas costs incurred are components of and are recovered under the guidelines of the Tennessee Incentive Plan. This plan establishes an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark amounts determined by published market indices. These differences, after applying a monthly 1% positive or negative deadband, together with margin from marketing transportation and capacity in the secondary market and margin from secondary market sales of gas, are subject to an overall annual cap of $1,600,000 for shareholder gains or losses. The net gains or losses on gas procurement costs within the deadband (99% to 101% of the benchmark) are not subject to sharing under the plan and are allocated to customers. Any net gains or losses on gas procurement costs outside the deadband are combined with capacity management benefits and shared between customers and shareholders. This amount is subject to the overall annual cap and is placed in a regulatory asset to be collected from or refunded to customers.

     Beginning in April 2002, we purchased and sold financial options for natural gas for our South Carolina gas purchase portfolio under the experimental hedging program approved by the PSCSC. At October 31, 2002, such options were for gas supply for delivery in November 2002 through March 2003. The costs of these options are pre-approved by the PSCSC for recovery from customers. This plan operates off of pricing indices that are tied to future projected gas prices as traded on a national exchange and is limited to 60% of our annual normalized sales volumes for South Carolina. The hedging program uses a matrix of historic, inflation-adjusted gas prices over the past four years plus the current season, with a heavier weighting on current data, as the basis for determining the purchase of financial instruments. The supply cost portfolio is diversified over a rolling 24 months with a short-term focus (one to 12 months) and a long-term focus (13 to 24 months). Purchases are executed within the parameters of the matrix compared with NYMEX monthly prices as reviewed on a daily basis. The plan is designed with limited subjective discretion in making purchases with little or no risk of speculation in the market.

6. Leases

     We lease certain buildings, land and equipment for use in our operations. These leases are accounted for as operating leases. Operating lease rentals totaled $4,520,000 in 2002, $4,400,000 in 2001 and $4,153,000 in 2000.

     Future minimum lease obligations, excluding taxes and other expenses, for leases in effect at October 31, 2002, are as follows (in thousands):

2003	$3,907
2004	3,240
2005	2,502
2006	1,615
2007	893
Thereafter	2,487

Total minimum payments	$14,644

7. Employee Benefit Plans

     We have a defined-benefit pension plan for the benefit of eligible full-time employees. An employee becomes eligible on the January 1 or July 1 following either the date on which he or she attains age 21 and completes 1,000 hours of service during the 12-month period commencing on the employment date or attains age 30. Plan benefits are generally based on credited years of service and the level of compensation during the five consecutive years of the last ten years prior to retirement during which the participant received the highest compensation. Our policy is to fund the plan in an amount not in excess of the amount that is deductible for income tax purposes. Plan assets consist primarily of marketable securities and cash equivalents. We amend the plan from time to time in accordance with changes in tax law.

     We provide certain postretirement health care and life insurance benefits to eligible full-time employees. Employees are first eligible to retire and receive these benefits at age 55 with 10 or more years of service after the age of 45. The liability associated with such benefits is funded in irrevocable trust funds which can only be used to pay the benefits.

     A reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended October 31, 2002 and 2001, and a statement of the funded status as recorded in the consolidated balance sheets at October 31, 2002 and 2001, are presented below:

	2002	2001	2002	2001

In thousands	Pension Benefits		Other Benefits

Change in benefit obligation:
Obligation at beginning of year	$148,011	$122,712	$24,987	$21,868
Service cost	5,456	4,890	542	573
Interest cost	9,729	9,279	1,696	1,636
Plan amendments	2,474	—	—	—
Actuarial (gain) loss	(9,031)	18,056	524	3,235
Benefit payments	(6,946)	(6,926)	(2,117)	(2,325)

Obligation at end of year	$149,693	$148,011	$25,632	$24,987

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$135,981	$161,034	$11,210	$10,355
Actual return (loss) on plan assets	(3,979)	(18,127)	88	485
Employer contributions	—	—	1,721	2,110
Benefit payments	(6,946)	(6,926)	(1,708)	(1,740)

Fair value of plan assets at end of year	$125,056	$135,981	$11,311	$11,210

Funded status:
Funded status at end of year	$(24,637)	$(12,030)	$(14,321)	$(13,777)
Unrecognized transition obligation	13	27	9,670	10,550
Unrecognized prior-service cost	8,092	6,519	—	—
Unrecognized actuarial (gain) loss	10,570	(225)	4,192	2,887

Accrued benefit liability	$(5,962)	$(5,709)	$(459)	$(340)

     Net periodic benefit cost for the years ended October 31, 2002, 2001 and 2000, includes the following components:

	2002	2001	2000	2002	2001	2000

In thousands	Pension Benefits			Other Benefits

Service cost	$5,456	$4,890	$5,203	$542	$573	$581
Interest cost	9,729	9,278	9,040	1,696	1,636	1,793
Expected return on plan assets	(14,976)	(14,359)	(13,488)	(913)	(839)	(568)
Amortization of transition obligation	14	14	15	879	879	930
Amortization of prior-service cost	903	762	824	—	—	—
Curtailment expense	—	—	—	—	—	660
Amortization of actuarial (gain) loss	(872)	(1,781)	(1,651)	46	—	42

Net periodic benefit cost	$254	$(1,196)	$(57)	$2,250	$2,249	$3,438

     The curtailment expense included in the net periodic benefit cost for 2000 was the result of the contribution of substantially all of Piedmont Propane Company’s assets in exchange for a partnership interest in Heritage Propane Partners, L.P., as discussed in Note 9.

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

     The weighted average assumptions used in the measurement of the benefit obligation at October 31, 2002, 2001 and 2000, are presented below:

	2002	2001	2000	2002	2001	2000

	Pension Benefits			Other Benefits

Discount rate	7.00%	6.75%	7.50%	7.00%	7.00%	7.75%
Expected long-term rate of return on plan assets	9.50%	9.50%	9.50%	9.50%	9.25%	9.50%
Rate of compensation increase	3.97%	4.75%	5.50%	3.97%	4.50%	4.50%

     We anticipate that the discount rate and the expected long-term rate of return on plan assets to be used at the next valuation date of January 1, 2003, will be lower than the rate used in 2002 to reflect the prolonged general weakness in the economy.

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation for the medical plans for participants aged less than 65 are 11.5% for 2002 and 10% for 2003, declining gradually to 5% in 2010 and remaining at that level thereafter. For those participants aged greater than 65, the assumed health care cost trend rates are 14.5% for 2002 and 13% for 2003, declining gradually to 5% in 2012 and remaining at that level thereafter. The health care cost trend rate assumptions have a significant effect on the amounts reported. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

In thousands	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost for the year ended October 31, 2002	$89	$(79)
Effect on the health care component of the accumulated postretirement benefit obligation as of October 31, 2002	$1,334	$(1,184)

     We maintain salary investment plans which are profit-sharing plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Tax Code), which include qualified cash or deferred arrangements under Tax Code Section 401(k). Employees who have completed six months of service are eligible to participate. Participants are permitted to defer a portion of their base salary to the plans and we match a portion of the participants’ contributions. All contributions vest immediately. There are numerous investment options available to enable participants to diversify their accounts. Participants can also invest in company stock up to a maximum of 20% of their account. For the years ended October 31, 2002, 2001 and 2000, we contributed $2,244,000, $2,189,000 and $2,273,000, respectively, in matching contributions to the plans.

8. Income Taxes

     The components of income tax expense for the years ended October 31, 2002, 2001 and 2000, are as follows:

		2002		2001		2000
In thousands	Federal	State	Federal	State	Federal	State

Income taxes charged to operations:
Current	$15,482	$4,410	$23,959	$4,558	$21,675	$4,615
Deferred	10,711	737	4,933	1,683	6,784	1,459
Amortization of investment tax credits	(556)	—	(558)	—	(558)	—

Total	25,637	5,147	28,334	6,241	27,901	6,074

Income taxes charged to other income:
Current	5,424	952	4,685	1,036	829	183
Deferred	2,174	460	1,299	280	5,242	1,127

Total	7,598	1,412	5,984	1,316	6,071	1,310

Total income tax expense	$33,235	$6,559	$34,318	$7,557	$33,972	$7,384

     A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 2002, 2001 and 2000, is as follows:

In thousands	2002	2001	2000

Federal taxes at 35%	$35,704	$37,576	$36,892
State income taxes, net of federal benefit	4,263	4,912	4,800
Amortization of investment tax credits	(556)	(558)	(558)
Other, net	383	(55)	222

Total income tax expense	$39,794	$41,875	$41,356

     At October 31, 2002 and 2001, deferred income taxes consist of the following temporary differences:

In thousands	2002	2001

Utility plant	$151,584	$139,481
Equity investments	16,648	14,014
Revenues and cost of gas	1,378	9,839
Other, net	(9,951)	(17,779)

Net deferred income taxes	$159,659	$145,555

     Total deferred income tax liabilities were $169,918,000 and $154,950,000 and total deferred income tax assets were $10,259,000 and $9,395,000 at October 31, 2002 and 2001, respectively.

9. Equity Investments

     The consolidated financial statements include the accounts of wholly owned subsidiaries whose investments in non-utility activities are accounted for under the equity method. Some of these subsidiaries are subsidiaries of Piedmont Energy Partners, Inc., which acts as a holding company for these investments. Our ownership interest in each entity is recorded in “Investments in non-utility activities, at equity” in the consolidated balance sheets. Earnings or losses from equity investments are recorded in

“Non-utility activities, at equity” in “Other Income (Expense)” in the statements of consolidated income.

Piedmont Intrastate Pipeline Company

     Piedmont Intrastate Pipeline Company is a 16.45% member of Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. The other members are subsidiaries of The Williams Companies, Inc., SCANA Corporation and Progress Energy, Inc. Cardinal owns and operates a 104-mile intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. Cardinal has firm service agreements with local distribution companies, including Piedmont Natural Gas Company, for 100% of the 270 million cubic feet per day of firm transportation capacity on the pipeline. Cardinal is dependent on the Williams-Transco pipeline system to deliver gas into its system for service to its customers. Cardinal’s long-term debt is secured by Cardinal’s assets and by each member’s equity investment in Cardinal.

     We have related party transactions with Cardinal as a transportation customer. We record in cost of gas the transportation costs charged by Cardinal. These gas costs were $1,475,000 for 2002, 2001 and 2000. At October 31, 2002 and 2001, we owed Cardinal $123,000.

     Summarized unaudited financial information provided to us by Cardinal for 100% of Cardinal for the twelve months ended September 30, 2002, 2001 and 2000, and at September 30, 2002, 2001 and 2000, is presented below.

In thousands	2002	2001	2000

Current assets	$11,339	$7,988	$14,573
Non-current assets	95,256	97,897	99,534
Current liabilities	5,416	3,187	1,233
Non-current liabilities	43,200	45,120	48,000
Revenues	17,124	17,124	15,697
Gross profit	17,124	17,124	15,697
Income before income taxes	9,401	10,005	9,519

Piedmont Interstate Pipeline Company

     Piedmont Interstate Pipeline Company is a 35% member of Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. The other members are subsidiaries of The Williams Companies, Inc., SCANA Corporation, Progress Energy, Inc., and Amerada Hess Corporation, and the Municipal Gas Authority of Georgia. Pine Needle owns a liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC). Storage capacity of the facility is four billion cubic feet with vaporization capability of 400 million cubic feet per day and is fully subscribed under firm service agreements with customers. We subscribe to slightly more than one-half of this capacity to provide gas for peak-use periods when demand is the highest. Pine Needle enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. Movements in the mark-to-market value of these agreements are recorded in “Accumulated other comprehensive income” in the consolidated balance sheets as a hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). Pine Needle’s long-term debt is secured by Pine Needle’s assets and by each member’s equity investment in Pine Needle.

     We have related party transactions with Pine Needle as a customer. We record in cost of gas the storage costs charged by Pine Needle. These gas costs were $10,898,000, $11,266,000 and $10,581,000 in 2002, 2001 and 2000, respectively. At October 31, 2002 and 2001, we owed Pine Needle $895,000 and $920,000, respectively.

     Summarized unaudited financial information provided to us by Pine Needle for 100% of Pine Needle for the twelve months ended September 30, 2002, 2001 and 2000, and at September 30, 2002, 2001 and 2000, is presented below.

In thousands	2002	2001	2000

Current assets	$12,662	$10,494	$10,626
Non-current assets	98,309	101,060	104,009
Current liabilities	6,495	3,375	2,789
Non-current liabilities	55,856	55,908	53,500
Revenues	20,253	20,271	19,597
Gross profit	20,253	20,271	19,597
Income before income taxes	10,357	10,916	10,512

Piedmont Propane Company

     Piedmont Propane Company owns 20.69% of the membership interest in US Propane, L.P. The other partners are subsidiaries of TECO Energy, Inc., AGL Resources, Inc., and Atmos Energy Corporation. US Propane was formed in 2000 to combine our propane operations with the propane operations of these other companies. In August 2000, US Propane combined with Heritage Holdings, Inc., the general partner of Heritage Propane Partners, L.P. (Heritage Propane), a marketer of propane through a nationwide retail distribution network, by contributing all of its assets to Heritage Holdings for $181,395,000 in cash, assumed debt and common and limited partnership units and purchasing all of the outstanding stock of Heritage Holdings for $120,000,000. This combination, including a gain on the transfer of the propane assets, transaction costs and certain employee benefit plans’ gains and charges, resulted in an increase in our net income in 2000 of $5,063,000, or earnings per share of $.16.

     US Propane owns all of the general partnership interest and approximately 31% of the limited partnership interest in Heritage Propane. Heritage Propane competes with electricity, natural gas and fuel oil, as well as with other companies in the retail propane distribution business. The propane business, like natural gas, is seasonal, with weather conditions significantly affecting the demand for propane. Heritage Propane’s profitability is also sensitive to changes in the wholesale prices of propane. Heritage Propane utilizes hedging transactions to provide price protection against significant fluctuations in prices. Movements in the mark-to-market value of these agreements are recorded in “Accumulated other comprehensive income” in the consolidated balance sheets as a hedge under Statement 133. Heritage Propane also buys and sells financial instruments for trading purposes through a wholly owned subsidiary. Financial instruments used in connection with this liquids trading activity are marked to market.

     In July 2002, we recorded a pre-tax loss in value of $1,366,000 on our investment in US Propane due to an other than temporary decline in the value of the general partnership interest in Heritage Propane. The other than temporary loss was calculated based on estimated future cash flow projections that reflect actual and projected customer growth assumptions for Heritage Propane.

     The limited partnership agreement of US Propane requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. Under the agreement, our maximum capital account restoration is $10,000,000. At October 31, 2002, our capital account was positive.

     Summarized audited financial information provided to us by Heritage Propane for 100% of Heritage Propane for its fiscal years ended August 31, 2002 and 2001, and the eight months ended August 31, 2000, and at August 31, 2002, 2001 and 2000, is presented below.

In thousands	2002	2001	2000

Current assets	$95,387	$138,263	$84,869
Non-current assets	621,877	619,904	530,910
Current liabilities	122,069	127,655	102,212
Non-current liabilities	420,021	423,748	361,990
Minority interest	3,564	5,350	4,821
Revenues	621,390	715,453	63,072
Gross profit	383,205	408,897	33,110
Income before income taxes	4,902	19,710	(3,467)

Piedmont Energy Company

     Piedmont Energy Company has a 30% interest in SouthStar Energy Services LLC, a Delaware limited liability company. The other members are subsidiaries of AGL Resources, Inc., and Dynegy Inc. SouthStar sells natural gas to residential, commercial and industrial customers in the southeastern United States. SouthStar was formed and began marketing natural gas in Georgia in 1998 when that state implemented full natural gas retail competition.

     SouthStar conducts most of its business in Georgia, and the unregulated retail gas market in that state is highly competitive.

     The Operating Policy of SouthStar contains a provision for the disproportionate sharing of earnings in excess of a threshold per annum, cumulative pre-tax return of 17%. This threshold is not reached until all prior period losses are recovered. Earnings below the 17% return threshold are allocated to members based on their ownership percentages. Earnings above the threshold are allocated at various percentages based on actual margin generated in four defined service areas. The earnings test is based on SouthStar’s fiscal year ending December 31, therefore, the actual impact, if any, of disproportionate sharing is not known until after December 31. At October 31, 2002, we estimated that a portion of SouthStar’s earnings for calendar year 2002 will be above the threshold, and that disproportionate sharing will occur for the first time. We reduced our portion of the equity earnings from SouthStar for the twelve months ended October 31, 2002, by $778,000, pre-tax, to reflect our estimate that our earnings from SouthStar will be at a level of approximately 26% of total earnings, rather than our equity ownership percentage of 30% of total earnings. Based on various calculation methodologies and interpretations of the Operating Policy, our pre-tax earnings reduction for 2002 due to disproportionate sharing could range from zero to $1,114,000.

     SouthStar manages commodity price and weather risks through hedging activities using derivative financial instruments, physical commodity contracts and option-based weather derivative contracts. Financial contracts in the form of futures, options and swaps are used to hedge the price volatility of natural gas. These derivative transactions qualify as cash flow hedges. Movements in the mark-to-market value of these agreements are recorded in “Accumulated other comprehensive income” in the consolidated balance sheets as a hedge under Statement 133. Weather derivative contracts are used to preserve margins in the event of warmer-than-normal weather during the winter period. Such contracts are accounted for using the intrinsic value method under the guidelines of Emerging Issues Task Force Issue No. 99-2, “Accounting for Weather Derivatives.”

     Currently, SouthStar has exposure to supply fluctuations due to the financial condition of Dynegy. Dynegy has managed SouthStar’s capacity asset agreements and has supplied the majority of its gas. SouthStar is only obligated to purchase gas at market prices from Dynegy. Dynegy has announced that it is exiting the gas supply and capacity management businesses and is in the process of providing an orderly transition for its customers. SouthStar will perform in-house certain activities now provided by Dynegy. SouthStar’s portfolio of suppliers has been significantly expanded to mitigate the exposure to Dynegy. Also, Atlanta Gas Light Company (AGLC), under the terms of its tariffs with the Georgia Public Service Commission, has required

SouthStar’s members to guarantee SouthStar’s ability to pay AGLC’s bills for local delivery service. Piedmont Energy Company, through its parent Piedmont Energy Partners, has guaranteed its 30% share of SouthStar’s obligation with AGLC with a letter of credit with a bank in the amount of $13,400,000 that expires on August 5, 2003.

     In 2000, the members of SouthStar entered into a capital contributions agreement that requires each member to contribute additional capital for SouthStar to pay invoices for goods or services provided from any member or affiliates of members whenever funds are not available to pay these invoices. These capital contributions are repaid as funds become available, but are subordinate to SouthStar’s revolving line of credit with a bank. During 2001, we contributed $13,800,000 under this agreement, of which $6,000,000 was repaid. There were no contributions or repayments during 2002.

     We have related party transactions with SouthStar which purchases wholesale gas supplies from us. We record this activity in operating revenues at negotiated market prices. Such operating revenues totaled $10,744,000, $12,192,000 and $8,680,000 in 2002, 2001 and 2000, respectively. At October 31, 2002 and 2001, SouthStar owed us $1,162,000 and $1,015,000, respectively.

     Summarized unaudited financial information provided to us by SouthStar for 100% of SouthStar for the twelve months ended September 30, 2002, 2001 and 2000, and at September 30, 2002, 2001 and 2000, is presented below.

In thousands	2002	2001	2000

Current assets	$134,113	$140,125	$149,391
Non-current assets	1,228	2,688	11,722
Current liabilities	61,990	33,891	152,693
Non-current liabilities	—	35,464	—
Revenues	606,191	817,687	499,260
Gross profit	124,315	117,306	53,181
Income before income taxes	54,308	23,708	11,569

Piedmont Greenbrier Pipeline Company

     Piedmont Greenbrier Pipeline Company, LLC, has a 33% equity interest in Greenbrier Pipeline Company, LLC (Greenbrier). The other member is a subsidiary of Dominion Resources, Inc. Greenbrier, formed in 2001, proposes to build a 280-mile interstate gas pipeline linking multiple gas supply basins and storage to markets in the Southeast, with initial capacity of 600,000 dekatherms of natural gas per day to commence service in 2005. The pipeline would originate in Kanawha County, West Virginia, and extend through southwest Virginia to Granville County, North Carolina. The pipeline is expected to cost $497,000,000, with $150,000,000 of the cost expected to be contributed as equity by the owners and the remainder expected to be provided by project-financed debt. As of October 31, 2002, we have made capital contributions to Greenbrier totaling $6,761,000. We have signed a precedent agreement for firm transportation service with Greenbrier. On October 30, 2002, the FERC gave preliminary approval to the project regarding non-environmental issues. Construction of the pipeline is subject to a number of conditions, including final certificate approval by the FERC.

     Summarized unaudited financial information provided to us by Greenbrier for 100% of Greenbrier for the twelve months ended October 31, 2002, and at October 31, 2002 and 2001, is presented below.

In thousands	2002	2001

Current assets	$2,501	$2,343
Non-current assets	18,684	—
Current liabilities	380	—
Non-current liabilities	—	—
Revenues	—	—
Gross profit	—	—
Income before income taxes	317*	—

•	Consists of AFUDC of $319 and operations and maintenance expenses of $2.

10. Business Segments

     We have two reportable business segments, domestic natural gas distribution and retail energy marketing services. Based on products and services and regulatory environments, operations of our domestic natural gas distribution segment are conducted by the parent company and by Piedmont Intrastate Pipeline Company, Piedmont Interstate Pipeline Company and Piedmont Greenbrier Pipeline Company through their investments in ventures accounted for under the equity method. Operations of our retail energy marketing services segment are conducted by Piedmont Energy Company through its investment in a venture accounted for under the equity method.

     Activities included in “Other” in the segment tables consist primarily of propane operations conducted by Piedmont Propane Company. All of our activities other than the utility operations of the parent are included in “Other Income (Expense)” in the statements of consolidated income.

     We evaluate performance based on margin, operations and maintenance expenses, operating income and income before taxes. All of our operations are within the United States. No single customer’s revenues to us exceed 10% of our consolidated revenues.

     Operations by segment for the years ended October 31, 2002, 2001 and 2000, are presented below:

		Retail
	Domestic	Energy
	Natural Gas	Marketing
In thousands	Distribution	Services	Other	Total

2002
Revenues from external customers*	$832,028	$—	$—	$832,028
Margin	335,794	—	—	335,794
Operations and maintenance expenses	133,427	117	231	133,775
Depreciation and amortization	57,593	—	—	57,593
Operating income*	120,872	(152)	(274)	120,446
Interest expense	40,604	59	3	40,666
Other income (expense)	8,440	14,683	(970)	22,153
Income before income taxes	88,715	14,473	(1,177)	102,011
Total assets	1,433,351	23,718	36,133	1,493,202
Construction expenditures	83,831	—	—	83,831
2001
Revenues from external customers*	$1,107,856	$—	$—	$1,107,856
Margin	337,978	—	(264)	337,714
Operations and maintenance expenses	133,422	37	277	133,736
Depreciation and amortization	52,060	—	5	52,065
Operating income*	128,519	(29)	(493)	127,997
Interest expense	39,414	465	—	39,879
Other income (expense)	8,611	9,021	1,552	19,184
Income before income taxes	97,750	8,526	1,084	107,360
Total assets	1,384,952	24,717	27,050	1,436,719
Construction expenditures	90,573	—	—	90,573
2000
Revenues from external customers*	$830,377	$—	$29,967	$860,344
Margin	318,331	(9)	11,926	330,248
Operations and maintenance expenses	127,004	6	8,998	136,008
Depreciation and amortization	48,894	—	1,744	50,638
Operating income*	123,632	(34)	651	124,249
Interest expense	40,272	358	340	40,970
Other income (expense)	9,863	1,200	8,859	19,922
Income before income taxes	93,258	2,732	9,397	105,387
Total assets	1,437,950	9,055	34,959	1,481,964
Construction expenditures	108,804	—	755	109,559

     * Operating revenues and operating income shown in the consolidated financial statements represent utility operations only.

     A reconciliation to the consolidated financial statements for the years ended October 31, 2002, 2001 and 2000, is presented below:

In thousands	2002	2001	2000

Net Income:
Income before income taxes for reportable segments	$103,188	$106,276	$95,990
Income before income taxes for other non-utility activities	(1,177)	1,084	9,397
Income taxes	39,794	41,875	41,356

Net income	$62,217	$65,485	$64,031

Consolidated Assets:
Total assets for reportable segments	$1,457,069	$1,409,669	$1,447,005
Other assets	36,133	27,050	34,959
Eliminations/Adjustments	(48,114)	(43,061)	(36,961)

Consolidated assets	$1,445,088	$1,393,658	$1,445,003

11. Environmental Matters

     Our three state regulatory commissions have authorized us to utilize deferral accounting, or to create a regulatory asset, in connection with environmental costs. Accordingly, we have established regulatory assets for environmental costs incurred and for estimated environmental liabilities.

     In 1997, we entered into a settlement with a third party with respect to nine manufactured gas plant (MGP) sites that we have owned, leased or operated and paid an amount that released us from any investigation and remediation liability. Three other MGP sites that we also have owned, leased or operated were not included in the settlement.

     In September 2002, in connection with the purchase of the operations of NCGS discussed in Note 2, we acquired the liability for an MGP site located in Reidsville, North Carolina. We had a limited assessment performed by a third party that consisted of an evaluation of documents, a site visit and an interview with an employee of the seller. This study concluded that a comprehensive baseline risk assessment would cost $150,000 and the maximum cost to remediate the site would be $487,000. Based on this study and the similar nature of the three sites not covered by the settlement, we increased our environmental liability in the fourth quarter of 2002 by $1,508,000, with an offsetting increase to a regulatory asset, to reflect a liability of $637,000 for each of the four sites.

     At October 31, 2002, our undiscounted environmental liability totaled $2,868,000, consisting of $2,548,000 for the four MGP sites and $320,000 for underground storage tanks not yet remediated. This liability is not net of any anticipated recoveries.

     At October 31, 2002, our regulatory assets for environmental costs totaled $6,153,000, net of recoveries from customers, in connection with the estimated liabilities for the MGP sites and underground storage tanks and for environmental costs incurred, primarily legal fees and engineering assessments. The portion of the regulatory assets representing actual costs incurred is being amortized as recovered in current approved rates from customers in all three states.

     Further evaluations of the MGP sites and the underground storage tank sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on financial position or results of operations.

Management’s Responsibility For Financial Reporting

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

     We have established and are responsible for maintaining a comprehensive system of internal accounting controls which we believe provides reasonable assurance that policies and procedures are complied with, assets are safeguarded and transactions are executed according to management’s authorization. We continually review this system for effectiveness and modify it in response to changing business conditions and operations and as a result of recommendations by internal and external auditors.

     The Audit Committee of the Board of Directors, consisting solely of independent Directors, meets at least quarterly with Deloitte & Touche LLP, the internal auditors and representatives of management to discuss auditing and financial reporting matters. The Audit Committee reviews audit plans and results and accounting, financial reporting and internal control practices, procedures and results. Both Deloitte & Touche LLP and the internal auditors have full and free access to all levels of management.

/s/ Barry L. Guy

Barry L. Guy
Vice President and Controller

Independent Auditors’ Report

Piedmont Natural Gas Company, Inc.

     We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (Piedmont Natural Gas) as of October 31, 2002 and 2001, and the related statements of consolidated income, stockholders’ equity and cash flows for the three years in the period ended October 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Piedmont Natural Gas’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Piedmont Natural Gas at October 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
December 12, 2002

Quarterly Financial Data (Unaudited) (In thousands except per share amounts)

					Earnings
					Per Share of
					Common Stock
	Operating		Operating	Net
	Revenues	Margin	Income	Income	Basic	Diluted

2002
January 31	$288,757	$123,202	$46,605	$41,170	$1.26	$1.26
April 30	$293,865	$118,568	$43,112	$41,845	$1.28	$1.27
July 31	$127,928	$47,862	$1,628	$(8,977)	$(.27)	$(.27)
October 31	$121,478	$46,162	$(1,218)	$(11,821)	$(.36)	$(.36)
2001
January 31	$467,573	$128,602	$49,645	$50,302	$1.57	$1.56
April 30	$408,012	$119,630	$45,181	$39,869	$1.24	$1.23
July 31*	$121,779	$43,637	$(916)	$(16,805)	$(.52)	$(.52)
October 31	$110,492	$46,109	$59	$(7,881)	$(.24)	$(.24)

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

     *The results for 2001 were impacted by a change in estimate for lost and unaccounted for gas in unbilled revenues by SouthStar Energy Services LLC, of which we own a 30% interest and account for under the equity accounting method. Our portion of the adjustment was $(5) million, net of tax, or $(.15) per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required under this item with respect to directors is contained in our proxy statement filed with the Securities and Exchange Commission (SEC) on or about January 20, 2003, and is incorporated herein by reference.

     All of our officers’ names, ages and positions as of October 31, 2002, are listed below along with their business experience during the past five years.

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

     There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected except for employment agreements and severence agreements with Messrs. Dzuricky, Killough, Schiefer, Skains and Yoho which were in effect during the year ended October 31, 2002.

Business Experience
Name, Age and Position	During Past Five Years

Ware F. Schiefer, 64* Chief Executive Officer	Elected in February 2002.
From 2000 to 2002, he was President and Chief Executive Officer. From 1999 to 2000, he was President and Chief Operating Officer. Prior to 1999, he was Executive Vice President.

Thomas E. Skains, 46* President and Chief Operating Officer	Elected February 2002. Prior to 2002, he was Senior Vice President — Marketing and Supply Services.

Business Experience
Name, Age and Position	During Past Five Years

David J. Dzuricky, 51 Senior Vice President and Chief Financial Officer	Elected in 1995.

Ray B. Killough, 54 Senior Vice President — Operations	Elected in 1993.

Franklin H. Yoho, 42	Elected in March 2002.
From 2000 to his election, he was Vice President, Business Development, CT Communications, Concord, North Carolina. Prior to 2000, he was Senior Vice President, Marketing and Gas Supply, Public Service Company of North Carolina, Gastonia, North Carolina.

John L. Clark, Jr., 59 Vice President — Tennessee Operations	Elected in 1998. Prior to his election, he was Vice President — Operations of the Nashville Division.

Ted C. Coble, 59 Vice President and Treasurer, and Assistant Secretary	Elected in 1982.

Stephen D. Conner, 54 Vice President — Corporate Communications	Elected in 1990.

Nick Emanuel, 53 Vice President — Engineering	Elected in 1998. Prior to his election, he was Director — Engineering.

Charles W. Fleenor, 52 Vice President — Gas Services	Elected in 1987.

Paul C. Gibson, 63 Vice President — Rates	Elected in 1986.

Barry L. Guy, 58 Vice President and Controller	Elected in 1986.

Donald F. Harrow, 47 Vice President — Governmental Relations	Elected in 1992.

Business Experience
Name, Age and Position	During Past Five Years

Dale C. Hewitt, 57 Vice President — North Carolina Operations	Elected in 1993.

Richard A. Linville, 55 Vice President — Human Resources	Elected in 1997.

June B. Moore, 49 Vice President — Information Services	Elected in August 2000. From 1997 to her election, she was Director — Information Architecture Group.

Kevin M. O’Hara, 44 Vice President — Corporate Planning	Elected in 1993.

Martin C. Ruegsegger, 52 Vice President, Corporate Counsel and Secretary	Elected in 1997.

David L. Trusty, 45 Vice President — Marketing	Elected in 1997.

Ranelle Q. Warfield, 45 Vice President — Sales	Elected in 1997.

William D. Workman III, 62 Vice President — South Carolina Operations	Elected in 1993.

Ronald J. Turner, 56 Assistant Treasurer	Elected in 1976.

     *Mr. Schiefer will retire on February 28, 2003, at the Company’s annual meeting of shareholders. Mr. Skains has been elected President and Chief Executive Officer effective upon Mr. Schiefer’s retirement.

Item 11. Executive Compensation

     Information required under this item is contained in our proxy statement filed with the SEC on or about January 20, 2003, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a) Security Ownership of Certain Beneficial Owners

     Information with respect to security ownership of certain beneficial owners is contained in our proxy statement filed with the SEC on or about January 20, 2003, and is incorporated herein by reference.

  (b) Security Ownership of Management

     Information with respect to security ownership of directors and officers is contained in our proxy statement filed with the SEC on or about January 20, 2003, and is incorporated herein by reference.

  (c) Changes in Control

     We know of no arrangements or pledges which may result in a change in control.

Item 13. Certain Relationships and Related Transactions

     Information with respect to certain transactions with directors is contained in our proxy statement filed with the SEC on or about January 20, 2003, and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries and the related independent auditors’ report for the year ended October 31, 2002, are included in Item 8 of this report as follows:

  (a) 2. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Page

Schedule II Valuation and Qualifying Accounts	83

     Schedules other than those listed above and certain other information are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

  (a) 3. EXHIBITS

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. Upon written request of a shareholder, we will provide a copy of the exhibit at a nominal charge.

3.1	Articles of Incorporation of the Company, filed in the Department of State of the State of North Carolina on December 14, 1993 (Exhibit No. 2, Registration Statement on Form 8-B, dated March 2, 1994).

3.2	Copy of Certificate of Merger (New York) and Articles of Merger (North Carolina), each dated March 1, 1994, evidencing merger of Piedmont Natural Gas Company, Inc., with and into PNG Acquisition Company, with PNG Acquisition Company being renamed “Piedmont Natural Gas Company, Inc.” (Exhibits 3.2 and 3.1 to the Registration Statement on Form 8-B, dated March 2, 1994).

3.3	By-Laws of the Company, as amended, dated February 25, 2001 (Exhibit No. 3.1, Form 10-Q for the quarter ended January 31, 2001).

3.4	Articles of Amendment of the Company (Exhibit No. 3, Amendment to Form 10-Q for the period ended April 30, 1997).

4.1	Note Agreement, dated as of June 15, 1989, between the Company and The Mutual Life Insurance Company of New York (Exhibit 4.27, Form 10-K for the fiscal year ended October 31, 1989).

4.2	Note Agreement, dated as of July 30, 1991, between the Company and The Prudential Insurance Company of America (Exhibit 4.29, Form 10-K for the fiscal year ended October 31, 1991).

4.3	Note Agreement, dated as of September 21, 1992, between the Company and Provident Life and Accident Insurance Company (Exhibit 4.30, Form 10-K for the fiscal year ended October 31, 1992).

4.4	Indenture, dated as of April 1, 1993, between the Company and Citibank, N.A., Trustee (Exhibit 4.1, Registration Statement No. 33-60108).

4.5	Medium-Term Note, Series A, dated as of July 23, 1993 (Exhibit 4.7, Form 10-K for the fiscal year ended October 31, 1993).

4.6	Medium-Term Note, Series A, dated as of October 6, 1993 (Exhibit 4.8, Form 10-K for the fiscal year ended October 31, 1993).

4.7	Medium-Term Note, Series A, dated as of September 19, 1994 (Exhibit 4.9, Form 10-K for the fiscal year ended October 31, 1994).

4.8	Pricing Supplement of Medium-Term Notes, Series B, dated October 3, 1995 (Exhibit 4.10, Form 10-K for the fiscal year ended October 31, 1995).

4.9	Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996 (Exhibit 4.11, Form 10-K for the fiscal year ended October 31, 1996).

4.10	Rights Agreement, dated as of February 27, 1998, between the Company and Wachovia Bank, N.A., as Rights Agent, including the Rights Certificate (Exhibit 10.1, Current Report on Form 8-K dated February 27, 1998).

4.11	Form of Master Global Note (executed September 9, 1999, substantially as filed as Exhibit 4.4, Registration Statement No. 333-26161).

4.12	Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (Rule 424(b)(3) Pricing Supplement to Registration Statement Nos. 33-59369 and 333-26161).

4.13	Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (Rule 424(b)(3) Pricing Supplement to Registration Statement Nos. 33-59369 and 333-26161).

4.14	Pricing Supplement No. 3 of Medium-Term Notes, Series C, dated September 26, 2000 (Rule 424(b)(3) Pricing Supplement to Registration Statement No. 333-26161).

4.15	Form of Master Global Note (executed June 4, 2001, substantially as filed as Exhibit 4.4, Registration Statement No. 333-62222).

4.16	Pricing Supplement No. 1 of Medium-Term Notes, Series D, dated September 18, 2001 (Rule 424(b)(3) Pricing Supplement to Registration Statement No. 333-62222).

10.1	Executive Long-Term Incentive Plan (Exhibit 99.1, Registration Statement No. 333-34435).

10.2	Service Agreement (5,900 Mcf per day) (Contract No. 4995), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1991).

10.3	Service Agreement FT-Incremental Mainline (6,222 Mcf per day) (Contract No. 2268), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.16, Form 10-K for the fiscal year ended October 31, 1992).

10.4	Service Agreement (FT, 205,200 Mcf per day) (Contract No. 3702), dated February 1, 1992, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1992).

10.5	Service Agreement (Contract #800059) (SCT, 1,677 dt/day), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1993).

10.6	FTS Service Agreement (23,000 Dt/day), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.24, Form 10-K for the fiscal year ended October 31, 1994).

10.7	Service Agreement under Rate Schedule FSS (2,263,920 dekatherm storage capacity quantity, 37,000 dekatherm maximum daily storage deliverability) (Contract No. 38015), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1994).

10.8	Service Agreement under Rate Schedule SST (Winter: 10,000 Dt/day; Summer: 5,000 Dt/day) (Contract No. 38052), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1994).

10.9	FSS Service Agreement (10,000 dekatherms per day daily storage quantity) (Contract No. 38017), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1995).

10.10	SST Service Agreement (37,000 dekatherms per day) (Contract No. 38054), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1995).

10.11	Service Agreement (20,504 Mcf per day), dated June 6, 1994, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1995).

10.12	FTS-1 Service Agreement (5,000 dekatherms per day) (Contract No. 43462), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1995).

10.13	FTS 1 Service Agreement (23,455 Dt per day)(Contract No. 43461), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company (Exhibit 10.23, Form 10-K for the fiscal year ended October 31, 1996).

10.14	Firm Transportation Agreement (FT/NT), dated September 22, 1995, between the Company and Texas Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1996).

10.15	Service Agreement Applicable to Transportation of Natural Gas Under Rate Schedule FT (X-74 Assignment) (12,875 Dt per day), dated October 18, 1995, between the Company and CNG Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1996).

10.16	Service Agreement (Southern Expansion, FT 53,000 Mcf per day peak winter months, 47,700 Mcf per day shoulder winter months) (Contract No. 0.4189), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1996).

10.17	Service Agreement (12,785 Mcf per day) (Contract No. 1.1994, FT/NT), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.31, Form 10-K for the fiscal year ended October 31, 1996).

10.18	Rate Schedule GSS Service Agreement, dated May 15, 1996, between the Company and CNG Transmission Corporation (Exhibit 10.32, Form 10-K for the fiscal year ended October 31, 1996).

10.19	Employment Agreement between the Company and David J. Dzuricky, dated December 1, 1999 (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1999).

10.20	Employment Agreement between the Company and Ray B. Killough, dated December 1, 1999 (Exhibit 10.38, Form 10-K for the fiscal year ended October 31, 1999).

10.21	Employment Agreement between the Company and Ware F. Schiefer, dated December 1, 1999 (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1999).

10.22	Employment Agreement between the Company and Thomas E. Skains, dated December 1, 1999 (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1999).

10.23	Employment Agreement between the Company and Franklin H. Yoho, dated March 18, 2002.

10.24	Severance Agreement between the Company and David J. Dzuricky, dated December 1, 1999 (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1999).

10.25	Severance Agreement between the Company and Ray B. Killough, dated December 1, 1999 (Exhibit 10.42, Form 10-K for the fiscal year ended October 31, 1999).

10.26	Severance Agreement between the Company and Ware F. Schiefer, dated December 1, 1999 (Exhibit 10.43, Form 10-K for the fiscal year ended October 31, 1999).

10.27	Severance Agreement between the Company and Thomas E. Skains, dated December 1, 1999 (Exhibit 10.44, Form 10-K for the fiscal year ended October 31, 1999).

10.28	Severance Agreement between the Company and Franklin H. Yoho, dated March 18, 2002.

10.29	Consulting Agreement between the Company and John H. Maxheim, dated March 1, 2000 (Exhibit 10.1, Form 10-Q for the quarter ended January 31, 2001).

10.30	Service Agreement (SE95/96), dated June 25, 1996, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1996).

10.31	FSS Service Agreement (25,000 dekatherms per day) (Contract No. 49775), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.38, Form 10-K for the fiscal year ended October 31, 1997).

10.32	SST Service Agreement (25,000 dekatherms per day peak winter months, 12,500 dekatherms per day shoulder months) (Contract No. 49773), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1997).

10.33	FSS Service Agreement (1,150,166 dekatherms storage capacity quantity, 19,169 dekatherms maximum daily storage deliverability) (Contract No. 49777), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1998).

10.34	Columbia Gas SST Service Agreement (19,169 dekatherms per day) dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1998).

10.35	Transco Sunbelt Service Agreement & Precedent Agreement (41,400 dekatherms of transportation contract quantity per day), dated January 24, 1997, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1998).

10.36	CNG Service Agreement (7,000 dekatherms per day), dated May 15, 1996, between the Company and CNG Transmission Corporation (Exhibit 10.42, Form 10-K for the fiscal year ended October 31, 1998).

10.37	Form of Director Retirement Benefits Agreement between the Company and its outside directors, dated September 1, 1999 (Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 1999).

10.38	Service Agreement under Rate Schedule GSS (Storage withdrawal of 68,955 Mcf per day, Storage capacity of 3,858,940 Mcf), dated July 1, 1996, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.55, Form 10-K for the fiscal year ended October 31, 1999).

10.39	Service Agreement, dated January 29, 1997, between the Company and Pine Needle LNG Company, LLC (Exhibit 10.57, Form 10-K for the fiscal year ended October 31, 1999).

10.40	Firm Transportation Agreement (60,000 Mcf per day), dated June 26, 1998, between the Company and Cardinal Extension Company, LLC (Exhibit 10.58, Form 10-K for the fiscal year ended October 31, 1999).

10.41	Service Agreement (15,000 dekatherms per day), dated September 13, 2000, between the Company and Pine Needle LNG Company, LLC (Exhibit 10.50, Form 10-K for the fiscal year ended October 31, 2000).

10.42	Letter of Right of First Refusal, dated September 13, 2000, between the Company and Pine Needle LNG Company, LLC (Exhibit 10.51, Form 10-K for the fiscal year ended October 31, 2000).

10.43	Letter of Agreement of Amendment No. 343 to Gas Transportation Agreement (dated September 1, 1993 — Contract No. 237) (FTA, 74,100 dekatherms per day), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.52, Form 10-K for the fiscal year ended October 31, 2000).

10.44	Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated September 1, 1993 — Contract No. 2400), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.53, Form 10-K for the fiscal year ended October 31, 2000).

10.45	Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated May 1, 1994 — Contract No. 6815), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 2000).

10.46	Service Agreement under FT-A Rate Schedule (Contract No. 24706) (55,900 dekatherms per day), dated August 12, 1998, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.55, Form 10-K for the fiscal year ended October 31, 2000).

10.47	Service Agreement under Rate Schedule WSS — Open Access (Contract No. 3.8399) (75,206 dekatherms per day maximum withdrawal quantity; storage capacity quantity of 6,392,383 dekatherms), dated April 1, 2001, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.48, Form 10-K for the fiscal year ended October 31, 2001).

10.48	Amended and Restated Operating Agreement of Greenbrier Pipeline Company, LLC, dated September 1, 2001.

10.49	Precedent Agreement for Firm Transportation Service (Greenbrier Pipeline Company), dated September 1, 2001, between the Company and Greenbrier Pipeline Company, LLC.

12	Computation of Ratio of Earnings to Fixed Charges.

23	Independent Auditors' Consent.

99.1	Annual Report on Form 11-K — Piedmont Natural Gas Company, Inc. Salary Investment Plan.

99.2	Annual Report on Form 11-K — Piedmont Natural Gas Company, Inc. Payroll Investment Plan.

  (b) Reports on Form 8-K

On August 13, 2002, we filed a Form 8-K regarding a press release reporting that our Chief Executive Officer and Chief Financial Officer had voluntarily signed and filed sworn statements on August 9, 2002, with the Securities and Exchange Commission certifying the filings made by us with the SEC in 2001 and 2002. These filings include our 10-K for fiscal year ended October 31, 2001, our 10-Qs for our first and second quarters of fiscal year ending October 31, 2002, our 8-Ks filed subsequent to the 10-K for fiscal year ended October 31, 2001 and our proxy statement issued in January 2002 for fiscal year ended October 31, 2001.

On October 1, 2002, we filed a Form 8-K regarding a press release announcing the completion of the purchase of North Carolina Gas Service, the North Carolina natural gas division of NUI Corporation.

On October 18, 2002, we filed a Form 8-K regarding a press release announcing an agreement to purchase the stock of North Carolina Natural Gas, a natural gas distribution subsidiary of Progress Energy, and Progress Energy’s 50% investment in Eastern North Carolina Natural Gas Company for approximately $425 million in cash.

On October 30, 2002, we filed a Form 8-K regarding a press release announcing orders issued by the North Carolina Utilities Commission and the Public Service Commission of South Carolina approving rate increases totaling $22.3 million.

On November 6, 2002, subsequent to our year end, we filed a report on Form 8-K regarding a press release providing earnings guidance for fiscal year 2003 and reaffirming our previous earnings guidance for fiscal year 2002.

On December 23, 2002, subsequent to our year end, we filed a Form 8-K regarding a press release announcing that Ware F. Schiefer, Chief Executive Officer and Vice Chairman of the Board, would be retiring at the annual meeting of shareholders on February 28, 2003, and that Thomas E. Skains had been elected to the position of President and Chief Executive Officer effective upon Mr. Schiefer’s retirement. Further, John H. Maxheim, current Chairman of the Board, will retire as Chairman and as a Board member at the February 28 meeting.

On January 8, 2003, subsequent to our year end, we filed a report on Form 8-K regarding a press release announcing that our Board of Directors had elected Kim R. Cocklin to the position of Senior Vice President and General Counsel, effective February 3, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 23, 2003.

Piedmont Natural Gas Company, Inc.
(Registrant)

By:	/s/ Ware F. Schiefer

Ware F. Schiefer
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 23, 2003.

Signature	Title

/s/ Ware F. Schiefer Ware F. Schiefer	Chief Executive Officer and Director

/s/ Thomas E. Skains Thomas E. Skains	President and Chief Operating Officer and Director

/s/ David J. Dzuricky David J. Dzuricky	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Barry L. Guy Barry L. Guy	Vice President and Controller (Principal Accounting Officer)

Signature	Title

/s/ Jerry W. Amos Jerry W. Amos	Director

C. M. Butler III	Director

/s/ D. Hayes Clement D. Hayes Clement	Director

/s/ Malcolm E. Everett III Malcolm E. Everett III	Director

/s/ John W. Harris John W. Harris	Director

/s/ Aubrey B. Harwell, Jr. Aubrey B. Harwell, Jr.	Director

Muriel W. Helms	Director

/s/ John H. Maxheim John H. Maxheim	Chairman of the Board and Director

/s/ Ned R. McWherter Ned R. McWherter	Director

/s/ Donald S. Russell Donald S. Russell	Director

/s/ John E. Simkins John E. Simkins	Director

CERTIFICATIONS

I, Ware F. Schiefer, certify that:

1.	I have reviewed this annual report on Form 10-K of Piedmont Natural Gas Company, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and
15d-14) for the registrant and we have;

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the registrant’s financial statements are fairly presented in conformity with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (“Evaluation Date”);

d)	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

e)	Disclosed to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)	All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant’s ability to record, process, summarize and report financial information required to be disclosed by the registrant in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls and procedures for financial reporting; and

f)	Indicated in this report any significant changes in the registrant’s internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the registrant’s internal controls and procedures for financial reporting.

Date: January 23, 2003	/s/ Ware F. Schiefer

Ware F. Schiefer
Chief Executive Officer

CERTIFICATIONS

I, David J. Dzuricky, certify that:

1.	I have reviewed this annual report on Form 10-K of Piedmont Natural Gas Company, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and
15d-14) for the registrant and we have;

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the registrant’s financial statements are fairly presented in conformity with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (“Evaluation Date”);

d)	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

e)	Disclosed to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)	All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant’s ability to record, process, summarize and report financial information required to be disclosed by the registrant in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls and procedures for financial reporting; and

f)	Indicated in this report any significant changes in the registrant’s internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the registrant’s internal controls and procedures for financial reporting.

Date: January 23, 2003	/s/ David J. Dzuricky

David J. Dzuricky
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Schedule II

Piedmont Natural Gas Company, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Years Ended October 31, 2002, 2001 and 2000

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions (1)	of Period

	(in thousands)
Allowance for doubtful accounts:
2002	$592	$3,200	$2,982	$810
2001	482	8,172	8,062	592
2000	864	3,224	3,606	482

(1)	Uncollectible accounts written off net of recoveries and adjustments.

Piedmont Natural Gas Company, Inc.
Form 10-K
For the Fiscal Year Ended October 31, 2002

Exhibits

10.23	Employment Agreement between the Company and Franklin H. Yoho, dated March 18, 2002.

10.28	Severance Agreement between the Company and Franklin H. Yoho, dated March 18, 2002.

10.48	Amended and Restated Operating Agreement of Greenbrier Pipeline Company, LLC, dated September 1, 2001.

10.49	Precedent Agreement for Firm Transportation Service (Greenbrier Pipeline Project) between the Company and Greenbrier Pipeline Company, LLC, dated September 1, 2001.

12	Computation of Ratio of Earnings to Fixed Charges.

23	Independent Auditors’ Consent.

99.1	Annual Report on Form 11-K — Piedmont Natural Gas Company, Inc. Salary Investment Plan.

99.2	Annual Report on Form 11-K — Piedmont Natural Gas Company, Inc. Payroll Investment Plan.