Form 10-Q
period 2003-07-31
PIEDMONT NATURAL GAS CO INC
filed 2003-09-12
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ____________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2003

Common Stock, no par value	33,564,851

Page 1 of 31 Pages

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands)

	July 31,	October 31,
	2003	2002

ASSETS
Utility Plant, at original cost	$1,783,891	$1,730,968
Less accumulated depreciation	615,574	572,445

Utility plant, net	1,168,317	1,158,523

Other Physical Property (net of accumulated depreciation of $1,687 in 2003 and $1,531 in 2002)	1,022	1,078

Current Assets:
Cash and cash equivalents	7,511	5,100
Restricted cash	6,022	8,028
Receivables (less allowance for doubtful accounts of $1,363 in 2003 and $810 in 2002)	64,605	37,504
Unbilled utility revenues	11,074	—
Gas in storage	68,465	65,688
Deferred cost of gas	—	13,592
Deferred income taxes	2,043	—
Refundable income taxes	25,849	10,329
Prepayments	18,655	19,215
Other	17,613	16,330

Total current assets	221,837	175,786

Investments, Deferred Charges and Other Assets:
Investments in non-utility activities, at equity	90,534	80,342
Unamortized debt expense	3,682	3,841
Other	25,415	25,518

Total investments, deferred charges and other assets	119,631	109,701

Total	$1,510,807	$1,445,088

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity:
Common stock	$368,611	$352,553
Retained earnings	278,366	240,026
Accumulated other comprehensive income	(1,833)	(2,983)

Total common stock equity	645,144	589,596
Long-term debt	460,000	462,000

Total capitalization	1,105,144	1,051,596

Current Liabilities:
Current maturities of long-term debt and sinking fund requirements	2,000	47,000
Notes payable	45,000	46,500
Accounts payable	71,175	51,093
Deferred income taxes	—	1,384
Income taxes accrued	8,895	—
General taxes accrued	12,043	15,094
Refunds due customers	14,546	15,635
Other	19,438	28,425

Total current liabilities	173,097	205,131

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	187,179	158,275
Unamortized federal investment tax credits	5,180	5,593
Other	40,207	24,493

Total deferred credits and other liabilities	232,566	188,361

Total	$1,510,807	$1,445,088

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands)

	Three Months		Nine Months		Twelve Months
	Ended		Ended		Ended
	July 31		July 31		July 31

	2003	2002	2003	2002	2003	2002

Operating Revenues	$140,132	$127,928	$1,041,397	$710,550	$1,162,876	$821,041
Cost of Gas	90,832	80,066	720,389	420,918	795,706	485,300

Margin	49,300	47,862	321,008	289,632	367,170	335,741

Other Operating Expenses:
Operations	31,715	27,013	97,686	83,644	126,463	111,042
Maintenance	5,977	4,902	16,382	14,559	22,828	19,353
Depreciation	15,336	14,440	45,895	42,789	60,698	56,293
General Taxes	6,032	5,541	18,779	17,923	24,720	25,434
Income Taxes	(7,890)	(5,662)	43,889	39,372	35,653	32,718

Total other operating expenses	51,170	46,234	222,631	198,287	270,362	244,840

Operating Income	(1,870)	1,628	98,377	91,345	96,808	90,901

Other Income (Expense):
Non-utility activities, at equity	2,323	(1,975)	16,092	20,050	15,249	22,328
Allowance for equity funds used during construction	346	231	967	746	1,318	1,240
Non-operating income	782	618	1,938	1,182	1,993	1,995
Non-operating expense	(140)	(105)	(556)	(553)	(730)	(915)
Income taxes	(1,345)	487	(7,429)	(8,822)	(7,265)	(10,186)

Total other income (expense), net of tax	1,966	(744)	11,012	12,603	10,565	14,462

Utility Interest Charges	9,773	9,861	30,070	29,910	39,875	39,206

Net Income	($9,677)	($8,977)	$79,319	$74,038	$67,498	$66,157

Average Shares of Common Stock:
Basic	33,461	32,822	33,327	32,691	33,239	32,610
Diluted	33,461	32,822	33,439	32,863	33,368	32,798

Earnings Per Share of Common Stock:
Basic	($0.29)	($0.27)	$2.38	$2.26	$2.03	$2.03
Diluted	($0.29)	($0.27)	$2.37	$2.25	$2.02	$2.02

Cash Dividends Per Share of Common Stock	$0.415	$0.40	$1.23	$1.185	$1.63	$1.57

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months		Nine Months		Twelve Months
	Ended		Ended		Ended
	July 31		July 31		July 31

	2003	2002	2003	2002	2003	2002

Cash Flows from Operating Activities:
Net income	($9,677)	($8,977)	$79,319	$74,038	$67,498	$66,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,578	14,648	46,603	43,381	61,614	57,074
Undistributed earnings from equity investments	(2,323)	1,975	(16,092)	(20,050)	(15,249)	(22,328)
Change in operating assets and liabilities	(47,839)	(70,381)	(13,895)	(6,560)	(10,898)	14,824
Other, net	16,486	15,667	26,824	13,909	24,000	(3,837)

Net cash provided by (used in) operating activities	(27,775)	(47,068)	122,759	104,718	126,965	111,890

Cash Flows from Investing Activities:
Utility construction expenditures	(18,976)	(22,489)	(53,531)	(60,225)	(73,418)	(79,344)
Capital contributions to equity investments	—	(917)	(2,223)	(3,229)	(3,485)	(5,626)
Capital distributions from equity investments	1,752	14,780	8,940	20,045	11,039	21,913
Purchase of gas distribution system	—	—	2,153	—	(23,847)	—
Other	(15)	(32)	(92)	(104)	(101)	(202)

Net cash used in investing activities	(17,239)	(8,658)	(44,753)	(43,513)	(89,812)	(63,259)

Cash Flows from Financing Activities:
Increase (decrease) in bank loans, net	45,000	—	(1,500)	(32,000)	45,000	(69,500)
Issuance of long-term debt	—	—	—	—	—	60,000
Retirement of long-term debt	(47,000)	(2,000)	(47,000)	(2,000)	(47,000)	(2,000)
Issuance of common stock through dividend reinvestment and employee stock plans	4,572	5,048	13,885	13,586	18,846	17,419
Dividends paid	(13,882)	(13,122)	(40,980)	(38,724)	(54,165)	(51,181)

Net cash used in financing activities	(11,310)	(10,074)	(75,595)	(59,138)	(37,319)	(45,262)

Net Increase (Decrease) in Cash and Cash Equivalents	(56,324)	(65,800)	2,411	2,067	(166)	3,369

Cash and Cash Equivalents at Beginning of Period	63,835	73,477	5,100	5,610	7,677	4,308

Cash and Cash Equivalents at End of Period	$7,511	$7,677	$7,511	$7,677	$7,511	$7,677

Cash Paid During the Period for:
Interest	$16,099	$16,057	$35,895	$35,989	$39,602	$39,132
Income taxes	$354	$12	$32,632	$29,969	$36,841	$32,659

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months		Nine Months
	Ended July 31		Ended July 31

	2003	2002	2003	2002

Net Income	($9,677)	($8,977)	$79,319	$74,038
Other Comprehensive Income:
Unrealized loss of equity investments hedging activities, net of tax of $318 and $416 in the three months ended July 31, 2003 and 2002, respectively, and net of tax of $642 and $289 in the nine months ended July 31, 2003 and 2002, respectively	(493)	(647)	(984)	(403)
Reclassification adjustment for loss of equity investments hedging activities included in net income, net of tax of ($75) and ($128) in the three months ended July 31, 2003 and 2002, respectively, and net of tax of ($1,395) and ($499) in the nine months ended July 31, 2003 and 2002, respectively	117	198	2,134	777

Total Comprehensive Income	($10,053)	($9,426)	$80,469	$74,412

Reconciliation of Accumulated Other Comprehensive Income:
Balance, beginning of period	($1,457)	($554)	($2,983)	($1,377)
Current period reclassification to earnings	117	198	2,134	777
Current period change	(493)	(647)	(984)	(403)

Balance, end of period	($1,833)	($1,003)	($1,833)	($1,003)

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Independent auditors have not audited the condensed consolidated financial statements. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our 2002 Annual Report.

2.	In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at July 31, 2003 and October 31, 2002, and the results of operations and cash flows for the three months, nine months and twelve months ended July 31, 2003 and 2002.

We make estimates and assumptions when preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

3.	We follow Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement 71). Statement 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Statement 71, we have capitalized certain costs and benefits as regulatory assets and liabilities, respectively, pursuant to orders of the state regulatory commissions, either in general rate proceedings or expense deferral proceedings, in order to provide for recovery from or refunds to utility customers in future periods.

We monitor the regulatory and competitive environment in which we operate to determine that our regulatory assets continue to be probable of recovery. If we determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of Statement 71, we would write off that portion which we could not recover, net of any regulatory liabilities which would be deemed no longer necessary. Our review has not resulted in any write offs of regulatory assets or liabilities during the periods covered by the financial statements.

4.	Effective November 1, 2002, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (Statement 143). Statement 143 addresses financial accounting and reporting for asset retirement obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and operation of the asset. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if a reasonable estimate of fair value can be made. We have determined that asset retirement obligations exist for our underground mains and services; however, the fair value of the obligation cannot be determined because the end of the system life is indeterminable. Our depreciation rates are comprised of two components, one based on average service life and one based on cost of removal. The applicable regulatory commissions approve these depreciation rates. We accrue estimated costs of removal of long-lived assets through depreciation expense, with a corresponding credit to accumulated depreciation. Because these estimated removal costs meet the requirements of Statement 71, these accumulated costs are not classified as liabilities. As of July 31, 2003, we had $192.5 million of estimated costs of removal in excess of actual costs incurred included in accumulated depreciation in the consolidated balance sheet.

5.	In the quarter ended January 31, 2003, we performed an analysis of our revenue recognition practices and, after discussions with our independent accountants, we changed the way we record revenues and cost of gas related to volumes delivered but not yet billed. Recording unbilled revenues implements the practice in use by most gas utilities. For the quarter ended July 31, 2003, the effect of recording unbilled revenues was a decrease in margin which resulted in a decrease in earnings of $7 million, or $.13 per share. For the nine months and twelve months ended July 31, 2003, the effect was an increase in margin which resulted in an increase in earnings of $2.6 million, or $.05 per share. Recording unbilled revenues changes the timing of revenue recognition from the cycle-billing method to the accrual method based on when the service is provided. We estimate that recording unbilled revenues will result in an increase in earnings in the fourth quarter of fiscal year 2003, with the net effect for fiscal 2003 of a one-time, non-recurring increase in earnings per share of $.17.

6.	Our business is seasonal in nature. The results of operations for the three-month and nine-month periods ended July 31, 2003, do not necessarily reflect the results to be expected for the full year.

7.	Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur when common stock equivalents are added to shares outstanding. Shares that may be issued under the long-term incentive plan are our only common stock equivalents. A reconciliation of basic and diluted earnings per share is shown below:

	Three Months		Nine Months		Twelve Months
	Ended		Ended		Ended
	July 31		July 31		July 31

In thousands except per share amounts	2003	2002	2003	2002	2003	2002

Net Income	$(9,677)	$(8,977)	$79,319	$74,038	$67,498	$66,157

Average shares of common stock outstanding for basic earnings per share	33,461	32,822	33,327	32,691	33,239	32,610
Contingently issuable shares under the long-term incentive plan (a)	—	—	112	172	129	188

Average shares of dilutive stock	33,461	32,822	33,439	32,863	33,368	32,798

Earnings Per Share:
Basic	$(.29)	$(.27)	$2.38	$2.26	$2.03	$2.03
Diluted	$(.29)	$(.27)	$2.37	$2.25	$2.02	$2.02

(a)	For the three months ended July 31, 2003 and 2002, the inclusion of 111 and 172 contingently issuable shares, respectively, would be antidilutive.

8.	Business Segments

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

Operations by segment for the three months and nine months ended July 31, 2003 and 2002, are presented below:

	Domestic		Retail Energy
	Natural Gas		Marketing
Three months Ended July 31	Distribution		Services		Other		Total

In thousands	2003	2002	2003	2002	2003	2002	2003	2002

Revenues from external customers*	$140,132	$127,928	$—	$—	$—	$—	$140,132	$127,928
Margin	49,300	47,862	—	—	—	—	49,300	47,862
Operations and maintenance expenses	37,710	31,915	(50)	1	4	9	37,664	31,925
Operating income*	(9,779)	(4,024)	46	(18)	(5)	(23)	(9,738)	(4,065)
Other income	2,185	2,141	2,351	(1,098)	(1,298)	(2,242)	3,238	(1,199)
Income before income taxes	(17,366)	(11,742)	2,385	(1,130)	(1,241)	(2,254)	(16,222)	(15,126)
Construction expenditures	19,601	23,385	—	—	—	—	19,601	23,385
Income from non-utility activities, at equity	1,181	1,276	2,440	(1,009)	(1,298)	(2,242)	2,323	(1,975)
Investments in non-utility activities, at equity	36,869	33,964	30,610	26,479	23,055	23,653	90,534	84,096

Nine months Ended July 31

In thousands	2003	2002	2003	2002	2003	2002	2003	2002

Revenues from external customers*	$1,041,397	$710,550	$—	$—	$—	$—	$1,041,397	$710,550
Margin	321,008	289,632	—	—	—	—	321,008	289,632
Operations and maintenance expenses	114,092	98,204	(21)	100	15	165	114,086	98,469
Operating income*	142,241	130,677	16	(125)	(18)	(211)	142,239	130,341
Other income	6,259	5,668	9,326	16,262	2,751	(103)	18,336	21,827
Income before income taxes	118,436	106,443	9,302	16,092	2,899	(303)	130,637	122,232
Construction expenditures	55,350	63,160	—	—	—	—	55,350	63,160
Income from non-utility activities, at equity	3,749	3,714	9,592	16,439	2,751	(103)	16,092	20,050
Investments in non-utility activities, at equity	36,869	33,964	30,610	26,479	23,055	23,653	90,534	84,096

*	Operating revenues and operating income shown in the consolidated financial statements represent utility operations only.

A reconciliation of net income in the condensed consolidated financial statements for the three months and nine months ended July 31, 2003 and 2002, is presented below:

	Three months		Nine months
	Ended July 31		Ended July 31

In thousands	2003	2002	2003	2002

Income before income taxes for reportable segments	$(14,981)	$(12,872)	$127,738	$122,535
Income before income taxes for other non-utility activities	(1,241)	(2,254)	2,899	(303)
Income taxes	6,545	6,149	51,318	48,194

Net income	$(9,677)	$(8,977)	$79,319	$74,038

A reconciliation of consolidated assets in the condensed consolidated financial statements as of July 31, 2003 and October 31, 2002, is presented below:

In thousands	July 31, 2003	October 31, 2002

Total assets for reportable segments	$1,486,920	$1,457,069
Other assets	70,095	36,133
Eliminations/Adjustments	(46,208)	(48,114)

Consolidated assets	$1,510,807	$1,445,088

9.	Equity Investments

Piedmont Greenbrier Pipeline Company, LLC, is a wholly owned subsidiary of Piedmont Natural Gas Company. Piedmont Energy Partners, Inc., is a wholly owned subsidiary of Piedmont Natural Gas Company that is a holding company for certain other wholly owned subsidiaries. These subsidiaries include Piedmont Intrastate Pipeline Company, Piedmont Interstate Pipeline Company, Piedmont Propane Company and Piedmont Energy Company.

Piedmont Intrastate Pipeline Company owns 16.45% of the membership interests of Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. The other members are subsidiaries of The Williams Companies, Inc., SCANA Corporation and Progress Energy, Inc. Cardinal owns and operates a 104-mile intrastate natural gas pipeline in North Carolina and is regulated by the North Carolina Utilities Commission (NCUC). Cardinal has firm service agreements with local distribution companies, including Piedmont Natural Gas Company, for 100% of the 270 million cubic feet per day of firm transportation capacity on the pipeline. Cardinal is dependent on the Williams-Transco pipeline system to deliver gas into its system for service to its customers. Cardinal’s long-term debt is secured by Cardinal’s assets and by each member’s equity investment in Cardinal.

Piedmont Interstate Pipeline Company owns 35% of the membership interests of Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. The other members are subsidiaries of The Williams Companies, Inc., SCANA Corporation, Progress Energy, Inc., and Amerada Hess Corporation, and the Municipal Gas Authority of Georgia. Pine Needle owns an interstate liquefied natural gas storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC). Storage capacity of the facility is four billion cubic feet with vaporization capability of 400 million cubic feet per day and is fully subscribed under firm service agreements with customers. We subscribe to slightly more than one-half of this capacity to provide gas for peak-use periods when demand is the highest. Pine Needle enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. Movements in the mark-to-market value of these agreements are recorded in “Accumulated other comprehensive income” in our consolidated balance sheets as a hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). Pine Needle’s long-term debt is secured by Pine Needle’s assets and by each member’s equity investment in Pine Needle.

Piedmont Propane Company owns 20.69% of the membership interests in US Propane, L.P. The other members are subsidiaries of TECO Energy, Inc., AGL Resources, Inc., and Atmos Energy Corporation. As of July 31, 2003, US Propane owned all of the general partnership interest and approximately 26% of the limited partnership interest in Heritage Propane Partners, L.P. (Heritage Propane), a marketer of propane through a nationwide retail distribution network. Heritage Propane competes with electricity, natural gas and fuel oil, as well as with other companies in the retail propane distribution business. The propane business, like natural gas, is seasonal, with weather conditions significantly affecting the demand for propane. Heritage Propane’s profitability is also sensitive to changes in the wholesale prices of propane. Heritage Propane utilizes hedging transactions to provide price protection against significant fluctuations in prices. Movements in the mark-to-market value of these agreements are recorded in “Accumulated other comprehensive income” in our consolidated balance sheets as a hedge under Statement 133. Heritage Propane has marketable securities that are classified as available-for-sale securities and recorded at fair value. Unrealized losses have been recorded through “Accumulated other comprehensive income” based on the market value of the securities. Heritage Propane’s management does not consider the decline in market value of the available-for-sale securities to be other than temporary. Heritage Propane also buys and sells financial instruments for trading purposes through a wholly owned subsidiary. Financial instruments utilized in connection with the liquids marketing activity are accounted for using the mark-to-market method of accounting.

The limited partnership agreement of US Propane requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. Under the agreement, our maximum capital account restoration is $10 million. As of July 31, 2003, our capital account was positive.

Piedmont Energy Company owns 30% of the membership interests in SouthStar Energy Services LLC, a Delaware limited liability company. The other non-controlling 70% interest is owned by a subsidiary of AGL Resources, Inc. (AGLR). Key governance provisions in the LLC agreement require unanimous approval of the members. SouthStar sells natural gas to residential, commercial and industrial customers in the southeastern United States. SouthStar conducts most of its business in Georgia, and the unregulated retail gas market in that state is highly competitive.

The Operating Policy of SouthStar contains a provision for the disproportionate sharing of earnings in excess of a threshold per annum, cumulative pre-tax return of 17%. This threshold is not reached until all prior period losses are recovered. Earnings below the 17% return threshold are allocated to members based on their ownership percentages. Earnings above the threshold are allocated at various percentages based on actual margin generated in four defined geographic service areas. The earnings test is based on SouthStar’s fiscal year ending December 31. As of July 31, 2003, we estimated that a portion of SouthStar’s earnings for calendar years 2002 and 2003 will be above the threshold, and that disproportionate sharing will occur. We reduced our portion of the equity earnings from SouthStar for the three months, nine months and twelve months ended July 31, 2003, by $1.4 million, $5.1 million and $5.7 million, pre-tax, respectively, to reflect our estimates that our earnings from SouthStar will be at a level lower than our equity ownership percentage of 30% of total earnings. Based on various calculation methodologies and interpretations of the Operating Policy, which have not been agreed to by the members, our actual pre-tax earnings reductions due to disproportionate sharing could differ from our estimates.

SouthStar utilizes financial contracts to hedge the variable cash flows associated with changes in the price of natural gas. These financial contracts (futures, options and swaps) are considered to be derivatives and fair value is based on selected market indices. Those derivative transactions that qualify as cash-flow hedges are reflected in SouthStar’s balance sheet at the fair values of the open positions, with the corresponding unrealized gain or loss included in “Accumulated other comprehensive income” under Statement 133 and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Those derivative transactions that are not designated as hedges are reflected in the balance sheet with the corresponding unrealized gain or loss included in cost of sales in SouthStar’s income statement. SouthStar does not enter into or hold derivatives for trading or speculative purposes. SouthStar enters into weather derivative contracts for hedging purposes in order to preserve margins in the event of warmer-than-normal weather in the winter months. These contracts are accounted for using the intrinsic value method under the guidelines of Emerging Issues Task Force Issue No. 99-2, “Accounting for Weather Derivatives.”

Atlanta Gas Light Company (AGLC), under the terms of its tariffs with the Georgia Public Service Commission, has required SouthStar’s members to guarantee SouthStar’s ability to pay AGLC’s fees for local delivery service. Piedmont Energy Company, through its parent Piedmont Energy Partners, has guaranteed its 30% share of SouthStar’s obligation with AGLC with a letter of credit with a bank in the amount of $15 million that expires on July 30, 2004.

Piedmont Greenbrier Pipeline Company, LLC, owns 33% of the membership interests in Greenbrier Pipeline Company, LLC (Greenbrier). The other member is a subsidiary of Dominion Resources, Inc. Greenbrier proposes to build a 280-mile interstate gas pipeline linking multiple gas supply basins and storage to markets in the Southeast, with initial capacity of 600,000 dekatherms of natural gas per day to commence service in 2005. The pipeline would originate in Kanawha County, West Virginia, and extend through southwest Virginia to Granville County, North Carolina. The pipeline is expected to cost $497 million, with $150 million of the cost expected to be contributed as equity by the owners and the remainder expected to be provided by project-financed debt. As of July 31, 2003, we have made capital contributions to Greenbrier totaling $9 million. We have signed a precedent agreement for firm transportation service with Greenbrier. On April 9, 2003, the FERC approved the pipeline and issued its final certificate. Greenbrier filed its acceptance of the certificate with the FERC on May 8. As a result of uncertainty in the demand for pipeline services, the members of Greenbrier are evaluating options on the pipeline’s size, scope and timing to optimize the project’s economics and to best serve the market.

As of July 31, 2003, the amount of our retained earnings that represents undistributed earnings of 50% or less owned entities accounted for by the equity method was $22.5 million.

Related Party Transactions

We have related party transactions with Pine Needle as a customer. We record in cost of gas the storage costs charged by Pine Needle. These gas costs were $2.6 million and $2.7 million for the three months ended July 31, 2003 and 2002, respectively, $7.9 million and $8.2 million for the nine months ended July 31, 2003 and 2002, respectively, and $10.6 million and $11 million for the twelve months ended July 31, 2003 and 2002, respectively. We owed Pine Needle $.9 million at July 31, 2003 and 2002.

We have related party transactions with Cardinal as a transportation customer. We record in cost of gas the transportation costs charged by Cardinal. These gas costs were $.4 million for the three months ended July 31, 2003 and 2002, $1.1 million for the nine months ended July 31, 2003 and 2002, and $1.5 million for the twelve months ended July 31, 2003 and 2002. We owed Cardinal $.1 million at July 31, 2003 and 2002.

We have related party transactions with SouthStar which purchases wholesale gas supplies from us. We record this activity in operating revenues at negotiated market prices. Such operating revenues totaled zero and $2.9 million for the three months ended July 31, 2003 and 2002, respectively, $.9 million and $7.4 million for the nine months ended July 31, 2003 and 2002, respectively, and $4.2 million and $10.6 million for the twelve months ended July 31, 2003 and 2002, respectively. As of July 31, 2003, and 2002, SouthStar owed us $29,000 and $.9 million, respectively.

Summarized Financial Information

Summarized unaudited financial information provided to us by Cardinal for 100% of Cardinal for the three months and nine months ended June 30, 2003 and 2002, is presented below.

	Three months		Nine months
	Ended June 30		Ended June 30

In thousands	2003	2002	2003	2002

Revenues	$4,269	$4,281	$12,831	$12,843
Gross profit	—	—	—	—
Income before income taxes	2,786	2,252	7,139	6,980
Total assets	102,543	103,965	102,543	103,965

Summarized unaudited financial information provided to us by Pine Needle for 100% of Pine Needle for the three months and nine months ended June 30, 2003 and 2002, is presented below.

	Three months		Nine months
	Ended June 30		Ended June 30

In thousands	2003	2002	2003	2002

Revenues	$5,107	$5,286	$15,345	$15,307
Gross profit	—	—	—	—
Income before income taxes	2,300	2,401	7,205	7,791
Total assets	122,709	115,094	122,709	115,094

Summarized unaudited financial information for Heritage Propane for 100% of Heritage Propane for the three months and nine months ended May 31, 2003 and 2002, as filed in its Form 10-Q with the Securities and Exchange Commission, is presented below.

	Three months		Nine months
	Ended May 31		Ended May 31

In thousands	2003	2002	2003	2002

Revenues	$148,444	$142,638	$650,970	$534,376
Gross profit	81,663	90,335	398,749	324,695
Income (Loss) before income taxes	(3,070)	(4,319)	47,457	21,032
Total assets	730,406	717,264	730,406	717,264

Summarized unaudited financial information provided to us by SouthStar for 100% of SouthStar for the three months and nine months ended June 30, 2003 and 2002, is provided below.

	Three months		Nine months
	Ended June 30		Ended June 30

In thousands	2003	2002	2003	2002

Revenues	$136,212	$106,344	$617,787	$508,703
Gross profit	27,386	15,820	98,859	110,877
Income before income taxes	12,901	423	47,741	58,583
Total assets	170,946	169,704	170,946	169,704

Summarized unaudited financial information provided to us by Greenbrier for 100% of Greenbrier for the three months and nine months ended June 30, 2003 and 2002, is presented below.

	Three months		Nine months
	Ended June 30		Ended June 30

In thousands	2003	2002	2003	2002

Revenues	$1	$—	$—	$—
Gross profit	—	—	—	—
Income before income taxes	102	71	284	160
Total assets	29,266	16,221	29,266	16,221

10.	Derivatives and Hedging Activities

We purchase natural gas for our regulated operations for resale under tariffs approved by the state regulatory commissions having jurisdiction over the service area where the customer is located. We recover the cost of gas purchased for regulated operations through purchased gas cost recovery mechanisms. We structure the pricing, quantity and term provisions of our gas supply contracts to maximize flexibility and minimize cost and risk for our customers. We have a management-level Energy Risk Management Committee that monitors risks in accordance with our risk management policies.

As of July 31, 2003, we have purchased and sold financial call options for natural gas for our Tennessee gas purchase portfolio for December 2003 through February 2004. The cost of these options and all other gas costs incurred are components of and are recovered under the guidelines of the Tennessee Incentive Plan. This plan establishes an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark amounts determined by published market indices. These differences, after applying a monthly 1% positive or negative deadband, together with margin from marketing unused capacity in the secondary market and margin from secondary market sales of gas, are subject to an overall annual cap of $1.6 million for shareholder gains or losses. The net gains or losses on gas costs within the deadband (99% to 101% of the benchmark) are not subject to sharing under the plan and are allocated to customers. Any net gains or losses on gas costs outside the deadband are combined with capacity management benefits and shared between customers and shareholders, subject to the annual cap. The net overall annual performance results are collected from or refunded to customers, subject to the cap.

As of July 31, 2003, we have purchased and sold financial call options for natural gas for our South Carolina gas purchase portfolio for September 2003 through March 2004. The costs of these options are pre-approved by the Public Service Commission of South Carolina (PSCSC) for recovery from customers subject to our following the provisions of the plan. This plan operates off of historical pricing deciles that are tied to future projected gas prices as traded on a national exchange and is limited to 60% of the annual normalized sales volumes for South Carolina. The hedging program uses a matrix of historic, inflation-adjusted gas prices over the past four years plus the current season, with a heavier weighting on current data, as the basis for determining the purchase of financial instruments. The hedging portfolio is diversified over a rolling 24 months with a short-term focus (one to 12 months) and a long-term focus (13 to 24 months). Hedges are executed within the parameters of the matrix compared with NYMEX monthly prices as reviewed on a daily basis. We believe the plan is very structured in composition and designed to limit subjective discretion in making hedging decisions.

As of July 31, 2003, we have purchased and sold financial call options for natural gas for our North Carolina gas purchase portfolio for September 2003 through March 2004. Costs associated with our North Carolina hedging program are not pre-approved by the NCUC but will be treated as gas costs subject to the annual gas cost prudency review. The NCUC recognized that the review of the prudency of a decision to hedge or not to hedge, just like the review of the prudency of other gas purchasing decisions, must be made on the basis of the information available at the time the decision is made, not on the basis of the information available at the time of the annual prudency review proceeding. Through July 31, 2003, we have recovered 100% of gas costs subject to prudency review. The operation of the hedging program is identical to that of the South Carolina hedging program and is limited to 60% of the annual normalized sales volumes for North Carolina.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Documents we file with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. Forward-looking statements concern, among others, plans, objectives, proposed capital expenditures and future events or performance. Such statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those suggested by the forward-looking statements. Important factors that could cause actual results to differ include:

•	Regulatory issues, including those that affect allowed rates of return, terms and conditions of service, rate structures and financings. We are impacted by regulation of the NCUC, the PSCSC and the Tennessee Regulatory Authority (TRA). In addition, we purchase natural gas transportation and storage services from interstate and intrastate pipeline companies whose rates and services are regulated by the FERC and the NCUC, respectively.

•	Residential, commercial and industrial growth in our service areas. The ability to grow our customer base and the pace of that growth are impacted by general business and economic conditions such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our service areas and the country.

•	Deregulation, unanticipated impacts of regulatory restructuring and competition in the energy industry. We face competition from electric companies and energy marketing and trading companies. As a result of deregulation, we expect this highly competitive environment to continue.

•	The potential loss of large-volume industrial customers due to alternate fuels or to bypass or the shift by such customers to special competitive contracts at lower per-unit margins.

•	Internal performance goals. Regulatory issues, customer growth, deregulation, economic and capital market conditions, the cost and availability of natural gas and weather conditions can impact our ability to meet such goals.

•	The capital-intensive nature of our business. In order to maintain our historic growth, we must construct additions to our natural gas distribution system each year. The cost of this construction may be affected by the cost of obtaining government approvals, development project delays or changes in project costs. Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost of a project. Our cash flows are not adequate to finance the cost of this construction. As a result, we must fund a portion of our cash needs through borrowings and the issuance of common stock.

•	Changes in the availability and cost of natural gas. To meet firm customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts will allow us to remain

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

Forward-looking statements reflect our current expectations only as of the date they are made. We assume no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations. Please reference our web site at www.piedmontng.com for current information. Our filings on Form 10-K, Form 10-Q and Form 8-K are available at no cost on our web site on the same day the report is filed with the SEC.

Our Business

Piedmont Natural Gas Company, Inc., which began operations in 1951, is an energy services company primarily engaged in the distribution of natural gas to 740,000 residential, commercial and industrial customers in North Carolina, South Carolina and Tennessee. Piedmont is also invested in a number of non-utility, energy-related businesses, including companies involved in unregulated retail natural gas and propane marketing and interstate and intrastate natural gas storage and transportation. We also sell residential and commercial gas appliances in Tennessee.

In 1994, our predecessor, Piedmont Natural Gas Company, Inc., a New York corporation incorporated in 1950, was merged into a newly formed North Carolina corporation, whose name was changed to Piedmont Natural Gas Company, Inc., for the purpose of changing our state of incorporation to North Carolina.

We have two reportable business segments, domestic natural gas distribution and retail energy marketing services. For further information on segments, see Note 8 to the condensed consolidated financial statements.

Our utility operations are subject to regulation by the NCUC, the PSCSC and the TRA as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also subject to regulation by the NCUC as to the issuance of securities. We are also subject to or affected by various federal regulations. These regulations include regulations that are particular to the natural gas industry, such as regulations of the FERC that affect the availability of and the prices paid for the interstate transportation of natural gas, regulations of the Department of Transportation that affect the construction, operation and maintenance of natural gas distribution systems and regulations of the Environmental Protection Agency relating to the use and release into the environment of hazardous wastes. In addition, we are subject to numerous regulations, such as those relating to employment practices, that are generally applicable to companies doing business in the United States.

We continually assess the nature of our business and explore alternatives to traditional utility regulation. Non-traditional ratemaking initiatives and market-based pricing of products and services provide additional challenges and opportunities for us. For further information, see Note 10 to the condensed consolidated financial statements and “Results of Operations” in Item 2 of this report beginning on page 22.

In the Carolinas, our service area is comprised of numerous cities, towns and communities including Anderson, Greenville, Spartanburg and Gaffney in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington, Hickory, Spruce Pine and Reidsville in North Carolina. In Tennessee, our service area is the metropolitan area of Nashville. As discussed below, we have agreed to purchase additional retail natural gas distribution assets that will expand our service area into eastern North Carolina.

On October 16, 2002, we entered into an agreement to purchase for $417.5 million in cash 100% of the common stock of North Carolina Natural Gas Corporation (NCNG). NCNG, a natural gas distribution subsidiary of Progress Energy, Inc. (Progress), serves approximately 176,000 customers in eastern North Carolina, including 56,000 customers served by four municipalities who are wholesale customers of NCNG. The purchase price for the NCNG common stock will be increased or decreased by the amount of NCNG’s working capital on the closing date, which is expected to be September 30, 2003. We expect to merge NCNG into Piedmont immediately following the closing.

We also agreed to purchase for $7.5 million in cash Progress’ equity interest in Eastern North Carolina Natural Gas Company (EasternNC). EasternNC is a regulated utility that has a certificate of public convenience and necessity to provide natural gas service to 14 counties in eastern North Carolina. Progress’ equity interest in EasternNC consists of 50% of EasternNC’s outstanding common stock and 100% of EasternNC’s outstanding preferred stock. The purchase agreement obligates us to purchase additional authorized but unissued shares of such preferred stock for $14.4 million.

Each of the proposed transactions is subject to a number of conditions, including:

•	There being no order, decree or injunction by any governmental authority that prohibits the consummation of the transactions,

•	There being no material adverse effect in the financial condition or results of operations of NCNG, EasternNC and NCNG’s subsidiaries, taken as a whole,

•	The representations and warranties of Progress being correct as of the closing date of the acquisition,

•	The parties having complied with all covenants that are required to be performed before closing,

•	The obligations of NCNG under a $150 million line of credit to Progress being cancelled,

•	The transfer prior to closing of certain manufactured gas facilities to a person other than an affiliate of NCNG and

•	There being no contract preventing or restricting NCNG or any of its subsidiaries from carrying on any business in any location.

We believe the conditions related to the closing of the transactions will be satisfied by the closing date, which must occur on or before December 31, 2003.

The NCUC approved the transactions by order dated June 26, 2003, including the issuance of up to $500 million of short-term debt to be used to initially finance the acquisitions. On July 16, the NCUC approved the issuance of $500 million of long-term debt and equity securities to repay the short-term debt. On September 2, the SEC approved our requested exemption under the Public Utility Holding Company Act which is the final regulatory approval needed in connection with the transactions.

Financial Condition and Liquidity

We finance current cash requirements primarily from operating cash flows and short-term borrowings. During the quarter ended July 31, 2003, outstanding short-term borrowings under committed bank lines of credit totaling $200 million ranged from zero to $54 million, and interest rates ranged from 1.45% to 1.65%. During the nine months ended July 31, 2003, outstanding short-term borrowings ranged from zero to $86 million, and interest rates ranged from 1.45% to 2.04%. As of July 31, 2003, we had additional uncommitted lines of credit totaling $68 million on a no fee and as needed, if available, basis. As of July 31, 2003, our current assets of $221.8 million were more than our current liabilities of $173.1 million.

Our utility operations are weather sensitive. The primary factor that impacts our cash flows from operations is weather. Warmer weather can lead to lower total margin from fewer volumes of natural gas sold or transported. Colder weather can increase volumes sold to weather-sensitive customers, but extremely cold weather may lead to conservation by our customers in order to reduce their consumption. Weather outside the normal range of temperatures can lead to reduced operating cash flows, thereby increasing the need for short-term borrowings to meet current cash requirements. During the twelve months ended July 31, 2003, 56% of our sales and transportation revenues were from residential customers and 31% were from commercial customers, both of which are weather-sensitive customer classes. We have a weather normalization adjustment (WNA) mechanism in all three states that partially offsets the impact of unusually cold or warm weather on bills rendered in November through March for these weather-sensitive customers. The mechanism is most effective in a reasonable temperature range relative to normal weather using 30 years of history. For further information on the WNA, see “Results of Operations” in Item 2 of this report beginning on page 22.

The regulated utility faces competition in the residential and commercial customer markets based on the customers’ preferences for natural gas compared with other energy products and the relative prices of those products. The most significant product competition occurs between natural gas and electricity for space heating, water heating and cooking. Any upward pressure on the price of natural gas could negatively impact our competitive position by decreasing the price benefits of natural gas to the end user. This could negatively impact our liquidity if customer growth slows or if customers conserve.

In the industrial market, many of our customers have the capability of burning a fuel other than natural gas. Fuel oil is the most significant competing energy alternative in the market we serve. Our ability to maintain our industrial market share is largely dependent on price. The relationship between supply and demand has the greatest impact on the price of natural gas. With the growing imbalance between domestic supply and demand, the cost of natural gas from non-domestic sources may play a greater role in establishing the market price of natural gas in the future. The price of oil depends upon a number of factors beyond our control, including the relationship between supply and demand and policies of foreign and domestic governments. Our liquidity could be impacted either positively or negatively as a result of alternate fuel decisions by industrial customers.

The level of short-term borrowings can vary significantly due to changes in the wholesale prices of natural gas and to increased purchases of natural gas supplies to serve additional customer demand during cold weather and to refill storage. Short-term debt may increase when wholesale prices for natural gas increase because we must pay suppliers for the gas before we recover our costs from customers through their monthly bills. Given the growing imbalance between domestic supply and demand, gas prices could fluctuate for the next several years. If wholesale gas prices remain high, we may incur more short-term debt to pay for natural gas supplies and other operating costs since collections from customers could be slower and some customers may not be able to pay their gas bills.

We sell common stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. During the twelve months ended July 31, 2003, we issued $18.8 million of common equity through dividend reinvestment and stock purchase plans but none on the open market. We did not sell any long-term debt during the twelve months ended July 31, 2003; however, we did retire $45 million of unsecured 6.23% medium-term notes at the scheduled maturity date. We expect to sell long-term debt and equity securities to fund our proposed acquisition of NCNG and EasternNC.

Credit ratings impact our ability to obtain short-term and long-term financing and the cost of such financings. In determining our credit ratings, the rating agencies consider various factors. The more significant quantitative factors include:

•	Ratio of total debt to total capitalization, including balance sheet leverage,

•	Ratio of net cash flows to capital expenditures,

•	Funds from operations interest coverage,

•	Ratio of funds from operations to average total debt and

•	Pre-tax interest coverage.

Qualitative factors include, among other things:

•	Stability of regulation in each jurisdiction in which we operate,

•	Risks and controls inherent with the distribution of natural gas,

•	Predictability of cash flows,

•	Business strategy and management,

•	Industry position and

•	Contingencies.

We are subject to default provisions related to our long-term debt, short-term bank lines of credit and accounts receivable financing.

The default provisions under our senior notes are as follows:

•	Failure to make principal, interest or sinking fund payments,

•	Interest coverage of 1.75 times,

•	Total debt cannot exceed 70% of total capitalization,

•	Funded debt of all subsidiaries in the aggregate cannot exceed 15% of total company capitalization,

•	Failure to make payments on any capitalized lease obligation,

•	Bankruptcy, liquidation or insolvency and

•	Final judgment against us in excess of $1 million that after 60 days is not discharged, satisfied or stayed pending appeal.

Failure to satisfy any of the above results in total outstanding issues becoming due. There are cross default provisions to all debt outstanding.

The default provisions of our medium-term notes are as follows:

•	Failure to make principal, interest or sinking fund payments,

•	Failure after the receipt of a 90-day notice to observe or perform for any covenant or agreement on the part of Piedmont in the notes or in the indenture under which the notes were issued and

•	Bankruptcy, liquidation or insolvency.

Failure to satisfy these provisions results in the same outcome as for the senior notes.

We are within the debt default provisions established for our senior notes, medium-term notes, short-term bank lines of credit and accounts receivable financings. As of July 31, 2003, all of our long-term debt was unsecured.

Following the announcement of our proposed acquisition of NCNG and EasternNC, Moody’s and S&P placed our debt ratings under review for possible downgrade. The purchase price of $425 million will initially be funded with short-term debt, under a commercial paper program, that will be refinanced within approximately three months through the issuance of long-term debt and equity securities under shelf registration statements. We have received commitments from lenders for a $450 million credit facility to backstop the commercial paper program. On June 25, 2003, Moody’s Investors Service (Moody’s) assigned a first-time rating of Prime-2 to the $450 million commercial paper program. On July 22, Standard & Poor’s Ratings Services (S&P) assigned its “A-1” rating to the program.

Pursuant to our request for a rating on the shelf registration statements, S&P notified us on June 23 that the unsecured debt securities had been assigned a preliminary rating of A and that a final rating will be assigned to each drawdown under the shelf registration statement only after S&P reviews the terms. On June 25, Moody’s lowered its debt rating of our senior unsecured debt to “A3” with a negative outlook from “A2.” Any significant delays in obtaining regulatory approvals or in the execution of a permanent financing plan for the NCNG and EasternNC acquisitions could further impact our debt rating from Moody’s.

The financial condition of the pipelines and marketers that supply and deliver natural gas to our system can increase our exposure to supply and price fluctuations. We believe our risk exposure to the financial condition of the pipelines and marketers is minimal based on our receipt of the products and other services prior to payment and the availability of other marketers of natural gas to meet our supply needs if necessary.

The natural gas business is seasonal in nature, resulting in fluctuations primarily in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers in addition to short-term borrowings discussed above. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year. In accordance with industry-wide practice, we normally inject natural gas into storage during the summer months (principally April through October) for withdrawal from storage during winter months (principally November through March) when customer demand is higher. Inventory of stored gas increased from October 31, 2002 to July 31, 2003. Accounts payable and accounts receivable increased during this same period due to this seasonality, higher gas prices and the demand for gas during the winter season.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. The capital expansion program supports our approximately 4% current annual growth in customer base. Utility construction expenditures for the three months ended July 31, 2003, were $19.6 million, compared with $23.4 million for the same period in 2002. Utility construction expenditures for the nine months ended July 31, 2003, were $55.3 million, compared with $63.1 million for the same period in 2002. Utility construction expenditures for the twelve months ended July 31, 2003, were $75.9 million, compared with $84 million for the same period in 2002. Due to projected growth in our service area, significant utility construction expenditures are expected to continue. Short-term debt may be used to finance construction pending the issuance of long-term debt or equity.

Our estimated future contractual obligations as of July 31, 2003, for long-term debt, pipeline and storage capacity and gas supply and operating leases are as follows:

In thousands	Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$462,000	$2,000	$35,000	$—	$425,000
Pipeline and storage capacity and gas supply*	786,466	94,596	234,577	142,235	315,058
Operating leases	14,022	3,991	6,976	1,284	1,771

*	100% recoverable through purchased gas cost recovery mechanisms.

As of July 31, 2003, our capitalization consisted of 42% in long-term debt and 58% in common equity. Our long-term targeted capitalization ratio is 45% in long-term debt and 55% in common equity.

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

Our regulated utility segment is subject to regulation by certain state and federal authorities. We have accounting policies that conform to Statement 71 and are in accordance with accounting requirements and ratemaking practices prescribed by the regulatory authorities. The application of these accounting policies allows us to defer expenses and income in the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate-setting process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. We then recognize these deferred regulatory assets and liabilities through the income statement in the period in which the same amounts are reflected in rates. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, we would eliminate from the balance sheet the regulatory assets and liabilities related to those portions ceasing to meet such criteria and include them in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs. Such an event could have a material effect on our results of operations in the period this action was recorded.

We believe the following represents the more significant judgments and estimates used in preparing our consolidated financial statements.

Unbilled Utility Revenues. We record estimated revenues for volumes delivered but not yet billed at month end due to reading meters and billing on a cycle basis. The estimated revenues are calculated based on estimated volumes delivered but unbilled at each month end and the billing rates applicable to those volumes, adjusted for any potential billing impacts of the WNA in the appropriate months. See Note 5 to the condensed consolidated financial statements.

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

Results of Operations

We will discuss the results of operations for the three months, nine months and twelve months ended July 31, 2003, compared with similar periods in 2002.

Margin (Operating Revenues less Cost of Gas)

Margin for the three months ended July 31, 2003, increased $1.4 million compared with the same period in 2002 primarily for the reasons listed below.

•	Increase of $5.4 million from increased customer rates and charges, including changes in rate design effective November 1, 2002, in North Carolina and South Carolina.

•	Increase of $2.2 million from secondary market transactions.

•	Increase of $1.8 million due to an increase in higher volumetric margin residential and commercial volumes which was offset by a decrease in lower-margin industrial volumes, for a net decrease of .9 million dekatherms.

•	Increase of $.8 million from the acquisition of customers of North Carolina Gas Service (NCGS) effective September 30, 2002.

•	Increase of $.4 million in other revenues primarily due to an increase in late payment fees.

These increases were partially offset by the following decreases.

•	Decrease of $7 million due to a change in the way we record revenues and cost of gas related to volumes delivered but not yet billed. See Note 5 to the condensed consolidated financial statements.

•	Decrease of $1.7 million from the allocation of gas costs between jurisdictions and capitalization of demand costs.

Margin for the nine months ended July 31, 2003, increased $31.4 million compared with the same period in 2002 primarily for the reasons listed below.

•	Increase of $37.4 million due to an increase in volumes billed of 13.6 million dekatherms due to 23% colder weather and growth in the customer base.

•	Increase of $19.5 million from increased customer rates and charges, including changes in rate design effective November 1, 2002, in North Carolina and South Carolina.

•	Increase of $2.6 million due to a change in the way we record revenues and cost of gas related to volumes delivered but not yet billed. See Note 5 to the condensed consolidated financial statements.

•	Increase of $5.3 million from the acquisition of customers of NCGS effective September 30, 2002.

•	Increase of $1.9 million from secondary market transactions.

•	Increase of $1.3 million in other revenues primarily due to an increase in late payment fees.

These increases were partially offset by the following decreases.

•	Margin for the current nine-month period includes $10.2 million in billed refunds from the WNA compared with billed surcharges of $19.8 million in the prior period, a net decrease in margin of $30 million.

•	Decrease of $4.1 million from the allocation of gas costs between jurisdictions and capitalization of demand costs.

•	Decrease of $1.2 million in margin from power generation customers.

Margin for the twelve months ended July 31, 2003, increased $31.4 million compared with the same period in 2002 primarily for the reasons listed below.

•	Increase of $35.2 million from increased volumes billed due to colder weather and growth in the customer base. Billed volumes increased 12.9 million dekatherms primarily due to 18% colder weather.

•	Increase of $21 million from increased customer rates and charges, including changes in rate design effective November 1, 2002, in North Carolina and South Carolina.

•	Increase of $2.6 million due to a change in the way we record revenues and cost of gas related to volumes delivered but not yet billed. See Note 5 to the condensed consolidated financial statements.

•	Increase of $5.6 million from the acquisition of customers of NCGS effective September 30, 2002.

•	Increase of $3.5 million from secondary market transactions.

•	Increase of $.7 million in other revenues primarily due to an increase in late payment fees.

These increases were partially offset by the following decreases.

•	Margin for the current twelve-month period includes $10.2 million in billed refunds from the WNA, compared with billed surcharges of $19.8 million in the prior period, a net decrease in margin of $30 million.

•	Decrease of $1.7 million from the allocation of gas costs between jurisdictions and capitalization of demand costs.

•	Decrease of $1.3 million in margin from power generation customers.

Under gas cost recovery mechanisms in all three states, we revise rates periodically without formal rate proceedings to reflect changes in the wholesale cost of gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are added to or deducted from cost of gas and included in “Refunds due customers” in the consolidated balance sheets. In North Carolina and South Carolina, recovery of gas costs is subject to findings made in annual gas cost recovery proceedings to determine the prudency of our gas purchases. We have been found prudent in all such past proceedings; however, there can be no guarantee that we will be found prudent in future proceedings. Annual prudence reviews were eliminated in Tennessee when the incentive plan was established. This plan established an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark rates, together with income from marketing transportation and storage capacity in the secondary market.

Operations and Maintenance Expenses

Operations and maintenance expenses for the three months ended July 31, 2003, increased $5.8 million compared with the same period in 2002 primarily for the reasons listed below.

•	Increase of $2 million in payroll primarily due to the addition of employees from the acquisition of NCGS, merit increases and accruals of the short-term and long-term incentive plans.

•	Increase of $1.1 million in the provision for uncollectibles primarily due to charge-offs of higher gas bills due to higher gas prices and colder weather.

•	Increase of $.8 million in employee benefits expense primarily due to increases in pension and postretirement healthcare and life insurance costs, including the impact of reducing the expected long-term rate of return on plan assets.

•	Increase of $.5 million in advertising expense primarily due to amortization of demand-side management costs as approved by the PSCSC.

•	Increase of $.4 million in outside consultants fees primarily related to the pending NCNG acquisition and the upgrade of our geographical mapping system.

•	Increase of $.4 million in outside labor costs primarily due to the pending NCNG integration.

Operations and maintenance expenses for the nine months ended July 31, 2003, increased $15.9 million compared with the same period in 2002 primarily for the reasons listed below.

•	Increase of $5.2 million in payroll primarily due to the addition of employees from the acquisition of NCGS, merit increases, including the impact of moving to a common review date for all non-bargaining unit employees, and accruals of the short-term and long-term incentive plans.

•	Increase of $3.9 million in employee benefits expense primarily due to increases in pension and postretirement healthcare and life insurance costs, including the impact of reducing the expected long-term rate of return on plan assets.

•	Increase of $3.1 million in the provision for uncollectibles primarily due to charge-offs of higher gas bills due to higher gas prices and colder weather.

•	Increase of $1.4 million in outside consultants fees primarily related to the pending NCNG acquisition.

•	Increase of $1 million in risk insurance due to higher premiums.

•	Increase of $.6 million in advertising expense primarily due to amortization of demand-side management costs as approved by the PSCSC.

Operations and maintenance expenses for the twelve months ended July 31, 2003, increased $18.9 million compared with the same period in 2002 primarily for the reasons listed below.

•	Increase of $7.6 million in payroll primarily due to the addition of employees from the acquisition of NCGS, merit increases, including the impact of moving to a common review date for all non-bargaining unit employees, and accruals of the short-term and long-term incentive plans.

•	Increase of $5 million in employee benefits expense primarily due to increases in pension and postretirement healthcare and life insurance costs, including the impact of reducing the expected long-term rate of return on plan assets.

•	Increase of $1.6 million in the provision for uncollectibles primarily due to charge-offs of higher gas bills due to higher gas prices and colder weather.

•	Increase of $1.5 million in outside consultants fees primarily related to the pending NCNG acquisition.

•	Increase of $1.3 million in risk insurance due to higher premiums.

•	Increase of $.6 million in advertising primarily due to amortization of demand side-management costs as approved by the PSCSC.

Depreciation

Depreciation expense for the three months, nine months and twelve months ended July 31, 2003, increased over similar prior periods due to increases in plant in service. Due to the continued growth in our service areas and our commitment to capital expansion, we anticipate that depreciation expense will continue to increase.

General Taxes

General taxes for the three months ended July 31, 2003, increased $.5 million compared with the same period in 2002 primarily due to increases of $.4 million in property taxes and $.2 million in gross receipts taxes.

General taxes for the nine months ended July 31, 2003, increased $.9 million compared with the same period in 2002 primarily due to increases of $.5 million in gross receipts taxes, $.4 million in property taxes and $.3 million in payroll taxes, partially offset by a decrease of $.3 million in sales taxes resulting from an audit by the taxing authority.

General taxes for the twelve months ended July 31, 2003, decreased $.7 million compared with the same period in 2002 primarily due to a decrease of $1.6 million in property taxes and $.3 million in sales taxes resulting from an audit, partially offset by increases of $.7 million in gross receipts taxes and $.3 million in payroll taxes.

Other Income (Expense)

Income from equity investee earnings for the three months ended July 31, 2003, increased $4.3 million compared with the same period in 2002 primarily due to an increase in earnings from SouthStar of $3.5 million and from US Propane of $.9 million.

Income from equity investee earnings for the nine months ended July 31, 2003, decreased $4 million compared with the same period in 2002 primarily due to a decrease in earnings from SouthStar of $6.8 million, partially offset by an increase in earnings from US Propane of $2.8 million.

Income from equity investee earnings for the twelve months ended July 31, 2003, decreased $7.1 million compared with the same period in 2002 primarily due to a decrease in earnings from SouthStar of $9.2 million, partially offset by an increase in earnings from US Propane of $1.8 million. Such earnings included a pre-tax loss of $1.4 million on our investment in US Propane due to an other than temporary decline in the value of the general partnership interest in Heritage Propane that was recorded in the quarter ended July 31, 2002.

The equity portion of the allowance for funds used during construction (AFUDC) for the three months, nine months and twelve months ended July 31, 2003, increased slightly compared with similar periods in 2002. AFUDC is allocated between equity and debt based on the ratio of construction work in progress to average short-term borrowings.

Non-operating income is comprised of merchandising, jobbing and compressed natural gas operations, the non-equity portion of activities of the subsidiaries, interest income and other miscellaneous income.

Non-operating income for the three months ended July 31, 2003, increased $.2 million compared with the same period in 2002 primarily due to increases in interest income.

Non-operating income for the nine months ended July 31, 2003, increased $.8 million compared with the same period in 2002 primarily due to increases of $.2 million in earnings from jobbing operations, $.3 million in interest income and $.2 million in miscellaneous income.

Non-operating income for the twelve months ended July 31, 2003, decreased slightly compared with the same period in 2002 primarily due to a decrease in earnings from merchandise operations, partially offset by an increase in interest income.

Non-operating expense is composed of charitable contributions and other miscellaneous expenses.

Non-operating expense for the three months ended July 31, 2003, increased $35,000 compared with the same period in 2002 primarily due to an increase in charitable contributions.

Non-operating expense for the nine months ended July 31, 2003, increased $3,000 compared with the same period in 2002 primarily due to an increase in other miscellaneous expenses.

Non-operating expense for the twelve months ended July 31, 2003, decreased $.2 million compared with the same period in 2002 primarily due to a decrease in charitable contributions related to the timing of payments.

Utility Interest Charges

Utility interest charges for the three months ended July 31, 2003, decreased $.1 million compared with the same period in 2002 primarily due to decreases of $.4 million in interest on refunds due customers and $.1 million in interest on long-term debt due to lower amounts outstanding during the period, partially offset by a decrease of $.4 million in the portion of AFUDC attributable to borrowed funds.

Utility interest charges for the nine months ended July 31, 2003, increased $.2 million compared with the same period in 2002 primarily due to a decrease of $1.4 million in the portion of AFUDC attributable to borrowed funds, partially offset by decreases of $1.1 million in interest on refunds due customers and $.2 million in interest on long-term debt due to lower amounts outstanding during the period.

Utility interest charges for the twelve months ended July 31, 2003, increased $.7 million compared with the same period in 2002 primarily for the reasons listed below.

•	Increase of $.3 million in interest on long-term debt due to higher amounts outstanding during the period.

•	Decrease of $2.5 million in the portion of AFUDC attributable to borrowed funds.

These changes were partially offset by the following decreases.

•	Decrease of $1.9 million in interest on refunds due customers due to lower balances outstanding.

•	Decrease of $.4 million in interest on short-term debt due to lower interest rates.

Accounting Pronouncements

Effective July 1, 2003, we adopted Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (Statement 149). Statement 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under Statement 133. The adoption of Statement 149 did not have a material effect on financial position or results of operations.

Effective August 1, 2003, we will adopt FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). We believe that FIN 46 applies to our equity investments, all of which were acquired prior to February 1, 2003. We are currently evaluating the impact of FIN 46 on our equity method investments and anticipate that we will not be considered the primary beneficiary under FIN 46 as we do not absorb a majority of the expected losses nor are we entitled to a majority of the residual returns. We believe that the adoption of FIN 46 will not have a material effect on financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We hold all financial instruments discussed below for purposes other than trading. We are potentially exposed to market risk due to changes in interest rates and the cost of gas. Exposure to interest rate changes relates to both short- and long-term debt. Exposure to gas cost variations relates to the supply of and demand for natural gas.

Interest Rate Risk

We have short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements varies from period to period depending upon many factors, including investments in capital projects. Future short-term interest expense and payments will be impacted by both short-term interest rates and borrowing levels.

As of July 31, 2003, we had $45 million of short-term debt outstanding. During the quarter ended July 31, 2003, short-term debt ranged from zero to $54 million with a weighted average interest rate of 1.55%. Our short-term borrowing needs are met through a competitive bid process among those financial institutions providing us with committed lines of credit. The carrying amount of such debt approximates fair value.

The table below provides information as of July 31, 2003, about our long-term debt.

	Expected Maturity Date							Fair Value at
								July 31,
In thousands	2004	2005	2006	2007	2008	Thereafter	Total	2003

Fixed Rate
Long–term Debt	$2,000	$—	$35,000	$—	$—	$425,000	$462,000	$497,000
Average Interest Rate	10.06%	—	9.44%	—	—	7.55%	7.71%

Commodity Price Risk

In the normal course of business, we utilize contracts of various durations for the forward sales and purchase of natural gas. We manage our gas supply costs through a portfolio of short- and long-term procurement contracts with various suppliers. Due to cost-based rate regulation in our utility operations, we have limited exposure to changes in commodity prices as substantially all changes in purchased gas costs are passed on to customers under gas cost recovery mechanisms.

Additional information concerning market risk is set forth in “Financial Condition and Liquidity” in Item 2 of this report beginning on page 17.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Such disclosure controls and procedures are designed to ensure that all information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation process, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Since the evaluation was completed, there have been no significant changes in internal controls or other factors that could significantly affect those controls.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Regulatory Proceedings

On October 16, 2002, we entered into an agreement to purchase for $417.5 million in cash 100% of the common stock of North Carolina Natural Gas Corporation (NCNG). NCNG, a natural gas distribution subsidiary of Progress Energy, Inc. (Progress), serves approximately 176,000 customers in eastern North Carolina, including 56,000 customers served by four municipalities who are wholesale customers of NCNG. The purchase price for the NCNG common stock will be increased or decreased by the amount of NCNG’s working capital on the closing date, which is expected to be September 30, 2003. We expect to merge NCNG into Piedmont immediately following the closing.

We also agreed to purchase for $7.5 million in cash Progress’ equity interest in Eastern North Carolina Natural Gas Company (EasternNC). EasternNC is a regulated utility that has a certificate of public convenience and necessity to provide natural gas service to 14 counties in eastern North Carolina. Progress’ equity interest in EasternNC consists of 50% of EasternNC’s outstanding common stock and 100% of EasternNC’s outstanding preferred stock. The purchase agreement obligates us to purchase additional authorized but unissued shares of such preferred stock for $14.4 million.

Each of the proposed transactions is subject to a number of conditions, including:

•	There being no order, decree or injunction by any governmental authority that prohibits the consummation of the transactions,

•	There being no material adverse effect in the financial condition or results of operations of NCNG, EasternNC and NCNG’s subsidiaries, taken as a whole,

•	The representations and warranties of Progress being correct as of the closing date of the acquisition,

•	The parties having complied with all covenants that are required to be performed before closing,

•	The obligations of NCNG under a $150 million line of credit to Progress being cancelled,

•	The transfer prior to closing of certain manufactured gas facilities to a person other than an affiliate of NCNG and

•	There being no contract preventing or restricting NCNG or any of its subsidiaries from carrying on any business in any location.

We believe the conditions related to the closing of the transactions will be satisfied by the closing date, which must occur on or before December 31, 2003.

The NCUC approved the transactions by order dated June 26, 2003, including the issuance of up to $500 million of short-term debt to be used to initially finance the acquisitions. On July 16, the NCUC approved the issuance of $500 million of long-term debt and equity securities to repay the short-term debt. On September 2, the SEC approved our requested exemption under the Public Utility Holding Company Act which is the final regulatory approval needed in connection with the transactions.

On September 2, 2003, a settlement agreement supported by all parties in an NCNG general rate case proceeding was filed with the NCUC. The agreement provides for, among other things, an annual increase in NCNG’s revenues of $29.4 million. We expect an order from the NCUC to be effective November 1, 2003; however, we are unable to determine the outcome of this proceeding at this time.

On April 29, 2003, we filed an application with the TRA requesting an annual increase in revenues along with changes in cost allocations and rate design and changes in tariffs and service regulations. On September 9, a settlement agreement with the Tennessee Consumer Advocate was filed with the TRA that would increase revenues by $10.3 million annually. We expect an order from the TRA to be effective November 1, 2003; however, we are unable to predict the outcome of this proceeding at this time.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits –

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Offer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

(b)	Reports on Form 8-K –

On May 30, 2003, we filed a report on Form 8-K regarding the issuance of two press releases to report (1) second quarter results, declaration of dividend and earnings guidance for 2003 and (2) retirement of a board member.

On June 13, 2003, we filed a report on Form 8-K regarding the filling of Section 906 Certificates for previously filed reports.

On June 27, 2003, we filed a report on Form 8-K regarding (1) NCUC approval on June 26, 2003, of our proposed acquisition of NCNG and of an equity interest in EasternNC and approval of the issuance of up to $500 million of short-term debt to be used to initially finance the acquisitions, (2) the notification by S&P on June 23, 2003, that our senior unsecured debt securities had been assigned a preliminary rating of “A” and (3) the notification by Moody’s on June 25, 2003, that it had lowered its debt ratings of our senior unsecured debt to “A3” from “A2.”

Outside of the period, on August 22, 2003, we filed a report on Form 8-K regarding the issuance of a press release to report (1) third quarter results, (2) declaration of dividend and (3) earnings guidance for 2003.

Outside of the period, on September 5, 2003, we filed a report on Form 8-K regarding the approval by the SEC of our requested exemption under the Public Utility Holding Company Act in connection with our proposed acquisition of NCNG and of an equity interest in EasternNC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc. (Registrant)

Date September 12, 2003	/s/ David J. Dzuricky

David J. Dzuricky
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date September 12, 2003	/s/ Barry L. Guy

Barry L. Guy
Vice President and Controller
(Principal Accounting Officer)