Form 10-K/A
period 2002-10-31
PIEDMONT NATURAL GAS CO INC
filed 2003-10-23
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

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

We are amending our Form 10-K for the fiscal year ended October 31, 2002, to conform our certifications to the exact language contained in Release No. 33-8238 dated June 5, 2003. “Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K” is amended to read in its entirety as follows:

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

3.1	Articles of Incorporation of the Company, filed in the Department of State of the State of North Carolina on December 14, 1993 (Exhibit No. 2, Registration Statement on Form 8-B, dated March 2, 1994).

3.2	Copy of Certificate of Merger (New York) and Articles of Merger (North Carolina), each dated March 1, 1994, evidencing merger of Piedmont Natural Gas Company, Inc., with and into PNG Acquisition Company, with PNG Acquisition Company being renamed “Piedmont Natural Gas Company, Inc.” (Exhibits 3.2 and 3.1 to the Registration Statement on Form 8-B, dated March 2, 1994).

3.3	By-Laws of the Company, as amended, dated February 25, 2001 (Exhibit No. 3.1, Form 10-Q for the quarter ended January 31, 2001).

3.4	Articles of Amendment of the Company (Exhibit No. 3, Amendment to Form 10-Q for the period ended April 30, 1997).

4.1	Note Agreement, dated as of June 15, 1989, between the Company and The Mutual Life Insurance Company of New York (Exhibit 4.27, Form 10-K for the fiscal year ended October 31, 1989).

4.2	Note Agreement, dated as of July 30, 1991, between the Company and The Prudential Insurance Company of America (Exhibit 4.29, Form 10-K for the fiscal year ended October 31, 1991).

4.3	Note Agreement, dated as of September 21, 1992, between the Company and Provident Life and Accident Insurance Company (Exhibit 4.30, Form 10-K for the fiscal year ended October 31, 1992).

4.4	Indenture, dated as of April 1, 1993, between the Company and Citibank, N.A., Trustee (Exhibit 4.1, Registration Statement No. 33-60108).

4.5	Medium-Term Note, Series A, dated as of July 23, 1993 (Exhibit 4.7, Form 10-K for the fiscal year ended October 31, 1993).

4.6	Medium-Term Note, Series A, dated as of October 6, 1993 (Exhibit 4.8, Form 10-K for the fiscal year ended October 31, 1993).

4.7	Medium-Term Note, Series A, dated as of September 19, 1994 (Exhibit 4.9, Form 10-K for the fiscal year ended October 31, 1994).

4.8	Pricing Supplement of Medium-Term Notes, Series B, dated October 3, 1995 (Exhibit 4.10, Form 10-K for the fiscal year ended October 31, 1995).

4.9	Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996 (Exhibit 4.11, Form 10-K for the fiscal year ended October 31, 1996).

4.10	Rights Agreement, dated as of February 27, 1998, between the Company and Wachovia Bank, N.A., as Rights Agent, including the Rights Certificate (Exhibit 10.1, Current Report on Form 8-K dated February 27, 1998).

4.11	Form of Master Global Note (executed September 9, 1999, substantially as filed as Exhibit 4.4, Registration Statement No. 333-26161).

4.12	Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (Rule 424(b)(3) Pricing Supplement to Registration Statement Nos. 33-59369 and 333-26161).

4.13	Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (Rule 424(b)(3) Pricing Supplement to Registration Statement Nos. 33-59369 and 333-26161).

4.14	Pricing Supplement No. 3 of Medium-Term Notes, Series C, dated September 26, 2000 (Rule 424(b)(3) Pricing Supplement to Registration Statement No. 333-26161).

4.15	Form of Master Global Note (executed June 4, 2001, substantially as filed as Exhibit 4.4, Registration Statement No. 333-62222).

4.16	Pricing Supplement No. 1 of Medium-Term Notes, Series D, dated September 18, 2001 (Rule 424(b)(3) Pricing Supplement to Registration Statement No. 333-62222).

10.1	Executive Long-Term Incentive Plan (Exhibit 99.1, Registration Statement No. 333-34435).

10.2	Service Agreement (5,900 Mcf per day) (Contract No. 4995), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1991).

10.3	Service Agreement FT-Incremental Mainline (6,222 Mcf per day) (Contract No. 2268), dated August 1, 1991, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.16, Form 10-K for the fiscal year ended October 31, 1992).

10.4	Service Agreement (FT, 205,200 Mcf per day) (Contract No. 3702), dated February 1, 1992, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1992).

10.5	Service Agreement (Contract #800059) (SCT, 1,677 dt/day), dated June 1, 1993, between the Company and Texas Eastern Transmission Corporation (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1993).

10.6	FTS Service Agreement (23,000 Dt/day), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.24, Form 10-K for the fiscal year ended October 31, 1994).

10.7	Service Agreement under Rate Schedule FSS (2,263,920 dekatherm storage capacity quantity, 37,000 dekatherm maximum daily storage deliverability) (Contract No. 38015), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1994).

10.8	Service Agreement under Rate Schedule SST (Winter: 10,000 Dt/day; Summer: 5,000 Dt/day) (Contract No. 38052), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1994).

10.9	FSS Service Agreement (10,000 dekatherms per day daily storage quantity) (Contract No. 38017), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1995).

10.10	SST Service Agreement (37,000 dekatherms per day) (Contract No. 38054), dated November 1, 1993, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1995).

10.11	Service Agreement (20,504 Mcf per day), dated June 6, 1994, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1995).

10.12	FTS-1 Service Agreement (5,000 dekatherms per day) (Contract No. 43462), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1995).

10.13	FTS 1 Service Agreement (23,455 Dt per day)(Contract No. 43461), dated September 14, 1994, between the Company and Columbia Gulf Transmission Company (Exhibit 10.23, Form 10-K for the fiscal year ended October 31, 1996).

10.14	Firm Transportation Agreement (FT/NT), dated September 22, 1995, between the Company and Texas Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1996).

10.15	Service Agreement Applicable to Transportation of Natural Gas Under Rate Schedule FT (X-74 Assignment) (12,875 Dt per day), dated October 18, 1995, between the Company and CNG Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1996).

10.16	Service Agreement (Southern Expansion, FT 53,000 Mcf per day peak winter months, 47,700 Mcf per day shoulder winter months) (Contract No. 0.4189), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1996).

10.17	Service Agreement (12,785 Mcf per day) (Contract No. 1.1994, FT/NT), dated November 1, 1995, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.31, Form 10-K for the fiscal year ended October 31, 1996).

10.18	Rate Schedule GSS Service Agreement, dated May 15, 1996, between the Company and CNG Transmission Corporation (Exhibit 10.32, Form 10-K for the fiscal year ended October 31, 1996).

10.19	Employment Agreement between the Company and David J. Dzuricky, dated December 1, 1999 (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1999).

10.20	Employment Agreement between the Company and Ray B. Killough, dated December 1, 1999 (Exhibit 10.38, Form 10-K for the fiscal year ended October 31, 1999).

10.21	Employment Agreement between the Company and Ware F. Schiefer, dated December 1, 1999 (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1999).

10.22	Employment Agreement between the Company and Thomas E. Skains, dated December 1, 1999 (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1999).

10.23	Employment Agreement between the Company and Franklin H. Yoho, dated March 18, 2002 (filed with Form 10-K).

10.24	Severance Agreement between the Company and David J. Dzuricky, dated December 1, 1999 (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1999).

10.25	Severance Agreement between the Company and Ray B. Killough, dated December 1, 1999 (Exhibit 10.42, Form 10-K for the fiscal year ended October 31, 1999).

10.26	Severance Agreement between the Company and Ware F. Schiefer, dated December 1, 1999 (Exhibit 10.43, Form 10-K for the fiscal year ended October 31, 1999).

10.27	Severance Agreement between the Company and Thomas E. Skains, dated December 1, 1999 (Exhibit 10.44, Form 10-K for the fiscal year ended October 31, 1999).

10.28	Severance Agreement between the Company and Franklin H. Yoho, dated March 18, 2002 (filed with Form 10-K).

10.29	Consulting Agreement between the Company and John H. Maxheim, dated March 1, 2000 (Exhibit 10.1, Form 10-Q for the quarter ended January 31, 2001).

10.30	Service Agreement (SE95/96), dated June 25, 1996, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1996).

10.31	FSS Service Agreement (25,000 dekatherms per day) (Contract No. 49775), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.38, Form 10-K for the fiscal year ended October 31, 1997).

10.32	SST Service Agreement (25,000 dekatherms per day peak winter months, 12,500 dekatherms per day shoulder months) (Contract No. 49773), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1997).

10.33	FSS Service Agreement (1,150,166 dekatherms storage capacity quantity, 19,169 dekatherms maximum daily storage deliverability) (Contract No. 49777), dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1998).

10.34	Columbia Gas SST Service Agreement (19,169 dekatherms per day) dated November 22, 1995, between the Company and Columbia Gas Transmission Corporation (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1998).

10.35	Transco Sunbelt Service Agreement & Precedent Agreement (41,400 dekatherms of transportation contract quantity per day), dated January 24, 1997, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1998).

10.36	CNG Service Agreement (7,000 dekatherms per day), dated May 15, 1996, between the Company and CNG Transmission Corporation (Exhibit 10.42, Form 10-K for the fiscal year ended October 31, 1998).

10.37	Form of Director Retirement Benefits Agreement between the Company and its outside directors, dated September 1, 1999 (Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 1999).

10.38	Service Agreement under Rate Schedule GSS (Storage withdrawal of 68,955 Mcf per day, Storage capacity of 3,858,940 Mcf), dated July 1, 1996, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.55, Form 10-K for the fiscal year ended October 31, 1999).

10.39	Service Agreement, dated January 29, 1997, between the Company and Pine Needle LNG Company, LLC (Exhibit 10.57, Form 10-K for the fiscal year ended October 31, 1999).

10.40	Firm Transportation Agreement (60,000 Mcf per day), dated June 26, 1998, between the Company and Cardinal Extension Company, LLC (Exhibit 10.58, Form 10-K for the fiscal year ended October 31, 1999).

10.41	Service Agreement (15,000 dekatherms per day), dated September 13, 2000, between the Company and Pine Needle LNG Company, LLC (Exhibit 10.50, Form 10-K for the fiscal year ended October 31, 2000).

10.42	Letter of Right of First Refusal, dated September 13, 2000, between the Company and Pine Needle LNG Company, LLC (Exhibit 10.51, Form 10-K for the fiscal year ended October 31, 2000).

10.43	Letter of Agreement of Amendment No. 343 to Gas Transportation Agreement (dated September 1, 1993 — Contract No. 237) (FTA, 74,100 dekatherms per day), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.52, Form 10-K for the fiscal year ended October 31, 2000).

10.44	Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated September 1, 1993 — Contract No. 2400), dated
August 3, 1998, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.53, Form 10-K for the fiscal year ended October 31, 2000).

10.45	Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated May 1, 1994 — Contract No. 6815), dated August 3, 1998, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 2000).

10.46	Service Agreement under FT-A Rate Schedule (Contract No. 24706) (55,900 dekatherms per day), dated August 12, 1998, between the Company and Tennessee Gas Pipeline Company (Exhibit 10.55, Form 10-K for the fiscal year ended October 31, 2000).

10.47	Service Agreement under Rate Schedule WSS — Open Access (Contract No. 3.8399) (75,206 dekatherms per day maximum withdrawal quantity; storage capacity quantity of 6,392,383 dekatherms), dated April 1, 2001, between the Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.48, Form 10-K for the fiscal year ended October 31, 2001).

10.48	Amended and Restated Operating Agreement of Greenbrier Pipeline Company, LLC, dated September 1, 2001 (filed with Form 10-K).

10.49	Precedent Agreement for Firm Transportation Service (Greenbrier Pipeline Company), dated September 1, 2001, between the Company and Greenbrier Pipeline Company, LLC (filed with Form 10-K).

12	Computation of Ratio of Earnings to Fixed Charges (filed with Form 10-K).

23	Independent Auditors’ Consent (filed with Form 10-K).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer (filed herewith).

99.1	Annual Report on Form 11-K — Piedmont Natural Gas Company, Inc. Salary Investment Plan (filed with Form 10-K).

99.2	Annual Report on Form 11-K — Piedmont Natural Gas Company, Inc. Payroll Investment Plan (filed with Form 10-K).

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

Piedmont Natural Gas Company, Inc. (Registrant)

Date October 23, 2003	/s/ Barry L. Guy

Barry L. Guy
Vice President and Controller
(Principal Accounting Officer)