Form 10-K
period 2003-10-31
PIEDMONT NATURAL GAS CO INC
filed 2004-01-27
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the fiscal year ended October 31, 2003

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the Transition period from __________ to __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☒ No ☐

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 30, 2003.

Common Stock, no par value - $1,233,063,624

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 15, 2004

Common Stock, no par value	33,780,260

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders on February 27, 2004, are incorporated by reference into Part III.

Piedmont Natural Gas Company, Inc.

2003 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

     Piedmont Natural Gas Company, Inc. (Piedmont), was incorporated in New York in 1950 and began operations in 1951. In 1994, we merged into a newly formed North Carolina corporation with the same name for the purpose of changing our state of incorporation to North Carolina.

     Piedmont is an energy services company primarily engaged in the distribution of natural gas to 940,000 residential, commercial and industrial customers in North Carolina, South Carolina and Tennessee, including 60,000 customers served by municipalities who are our wholesale customers. Our subsidiaries are invested in joint venture, energy-related businesses, including unregulated retail natural gas and propane marketing, interstate natural gas storage, intrastate natural gas transportation and regulated natural gas distribution. We also sell residential and commercial gas appliances in Tennessee.

     In the Carolinas, our service area is comprised of numerous cities, towns and communities, including Anderson, Greenville and Spartanburg in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington, Hickory, Spruce Pine, Reidsville, Fayetteville, New Bern, Wilmington, Tarboro, Elizabeth City, Rockingham and Goldsboro in North Carolina. In North Carolina, we also provide wholesale natural gas service to Greenville, Monroe, Rocky Mount and Wilson. In Tennessee, our service area is the metropolitan area of Nashville, including wholesale natural gas service to Gallatin and Smyrna.

     Effective at the close of business on September 30, 2003, we purchased for $417.5 million in cash 100% of the common stock of North Carolina Natural Gas Corporation (NCNG) from Progress Energy, Inc. (Progress). NCNG, a natural gas distributor, served approximately 176,000 customers in eastern North Carolina, including 57,000 customers served by four municipalities who were wholesale customers of NCNG. The purchase price for the NCNG common stock was increased by the amount of NCNG’s working capital on the closing date. Based on a preliminary working capital schedule, the closing date working capital was $32.4 million. The preliminary working capital amount will be adjusted in 2004 to actual under the terms of the purchase agreement. NCNG was merged into Piedmont immediately following the closing. We also purchased for $7.5 million in cash Progress’ equity interest in Eastern North Carolina Natural Gas Company (EasternNC). Progress’ equity interest in EasternNC consisted of 50% of EasternNC’s outstanding common stock and 100% of EasternNC’s outstanding preferred stock. EasternNC is a regulated utility that has a certificate of public convenience and necessity to provide natural gas service to 14 counties in eastern North Carolina that previously were not served with natural gas.

     We have two reportable business segments, regulated utility and non-utility activities. Operations of our regulated utility segment are conducted by Piedmont, the parent company, and by EasternNC and are conducted within the United States of America. Operations of our non-utility activities segment comprise all of our other ventures. These operations are primarily conducted by Piedmont Intrastate Pipeline Company (Piedmont Intrastate), Piedmont Interstate Pipeline Company (Piedmont Interstate), Piedmont Energy Company (Piedmont Energy), Piedmont Propane Company (Piedmont Propane) and Piedmont Greenbrier Pipeline Company,

LLC (Piedmont Greenbrier), through their investments in ventures accounted for under the equity method. All of these companies, except for Piedmont Greenbrier, are wholly owned subsidiaries of Piedmont Energy Partners, a holding company which is a wholly owned subsidiary of the parent company. Piedmont Greenbrier is a wholly owned subsidiary of the parent company.

     Piedmont Intrastate owns 21.48% of the membership interests in Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company. Cardinal owns and operates a 104-mile intrastate natural gas pipeline in North Carolina. Piedmont Interstate owns 40.0587% of the membership interests in Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle owns an interstate liquefied natural gas (LNG) storage facility in North Carolina. Piedmont Greenbrier owns 33% of the membership interest in Greenbrier Pipeline Company, LLC (Greenbrier). Greenbrier proposed to build a 280-mile interstate gas pipeline. Piedmont Energy owns 30% of the membership interests in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. SouthStar sells natural gas to residential, commercial and industrial customers in the southeastern United States; however, SouthStar conducts most of its business in the unregulated retail gas market in Georgia. Piedmont Propane Company owns 20.69% of the membership interest in US Propane, L.P., which owns all of the general partnership interest and approximately 26% of the limited partnership interest in Heritage Propane Partners, L.P. (Heritage). Heritage is a marketer of propane through a nationwide retail distribution network.

     On November 6, 2003, Piedmont Greenbrier sold its interest in Greenbrier to Dominion Resources Inc., the other member in the venture, for its book value of $9.2 million. On November 7, 2003, we, along with the other members of US Propane, entered into an agreement to sell the general and limited partnership interests in Heritage to a third party for $130 million. Our share of the sale proceeds is expected to be $26.9 million. In connection with the sale, US Propane retained approximately 180,000 common units of Heritage for ultimate distribution to US Propane’s members. This transaction closed on January 20, 2004.

     Operations by segment for the years ended October 31, 2003, 2002 and 2001, are presented below.

	Regulated	Non-Utility
	Utility	Activities	Total

	(in thousands)
2003
Revenues from external customers	$1,220,822	$—	$1,220,822
Income before income taxes and minority interest	106,150	17,649	123,799
Income from non-utility activities, at equity	—	17,972	17,972
Total assets	2,214,566	112,690	2,327,256
Long-lived assets (Utility Plant and Other Physical Property)	2,333,383	—	2,333,383
Deferred tax assets	12,587	(563)	12,024
2002
Revenues from external customers	$832,028	$—	$832,028
Income before income taxes and minority interest	83,525	18,486	102,011
Income from non-utility activities, at equity	—	19,207	19,207
Total assets	1,397,900	95,302	1,493,202
Long-lived assets (Utility Plant and Other Physical Property)	1,692,352	—	1,692,352
Deferred tax assets	11,080	(821)	10,259
2001
Revenues from external customers	$1,107,856	$—	$1,107,856
Income before income taxes and minority interest	92,038	15,322	107,360
Income from non-utility activities, at equity	—	16,271	16,271
Total assets	1,353,152	83,567	1,436,719
Long-lived assets (Utility Plant and Other Physical Property)	1,572,278	—	1,572,278
Deferred tax assets	6,190	3,205	9,395

     Operating revenues shown in the consolidated statements of income represent revenues from the regulated utility segment. The cost of purchased gas is a component of operating revenues. Increases or decreases in purchased gas costs from suppliers are passed on to customers through purchased gas adjustment procedures. Therefore, our operating revenues are impacted by changes in gas costs as well as by changes in volumes of gas sold and transported. For the year ended October 31, 2003, 43% of our operating revenues were from residential customers, 25% from commercial customers, 9% from industrial and power generation customers, 22% from secondary market activity and 1% from various other sources. Revenues, less related costs, from the non-utility activities segment and earnings from equity investments are shown in “Other Income (Expense)” in the consolidated statements of income in “Non-operating income” or “Non-utility activities, at equity,” respectively. For further information on equity investments and segments, see Notes 10 and 11 to the consolidated financial statements in Item 8 of this Form 10-K.

     Our utility operations are subject to regulation by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also subject to regulation by the NCUC as to the issuance of securities. The utility operations of EasternNC are subject to regulation by the NCUC. We are also subject to or affected by various federal regulations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the FERC that affect the availability of and the prices paid for the interstate transportation of natural gas, regulations of the Department of Transportation that affect the construction, operation and maintenance of natural gas distribution systems and regulations of the Environmental Protection Agency relating to the use and release into the environment of hazardous wastes. In addition, we are subject to numerous regulations, such as those relating to employment practices, that are generally applicable to companies doing business in the United States.

     We hold non-exclusive franchises for natural gas service in the communities we serve, with expiration dates from 2004 to 2053. The franchises are adequate for the operation of our gas distribution business and do not contain restrictions which are of a materially burdensome nature. As of October 31, 2003, three franchises have expired; however, we continue to operate in those areas with no significant impact on our business as we have operated normally within the provisions of the expired franchise. The likelihood of cessation of service under an expired franchise is remote. We believe that these franchises will be renewed with no material adverse impact on us as most government entities do not want to prevent their citizens from having access to gas service or to interfere with our required system maintenance. We have never failed to obtain the renewal of a franchise; however, this is not necessarily indicative of future action.

     The natural gas distribution business is seasonal in nature as variations in weather conditions generally result in greater revenues and earnings during the winter months when temperatures are colder. For further information on weather sensitivity and the impact of seasonality on working capital, see “Financial Condition and Liquidity” in Item 7 of this Form 10-K. As is prevalent in the industry, we inject natural gas into storage during the summer months (principally April through October) for withdrawal from storage during the winter months (principally November through March) when customer demand is higher. During the year ended October 31, 2003, the amount of natural gas in storage varied from 3.1 million dekatherms (one dekatherm equals 1,000,000 BTUs) to 22.3 million dekatherms, and the aggregate commodity cost of this gas in storage varied from $14.1 million to $113.4 million.

     During the year ended October 31, 2003, 62.4 million dekatherms of gas were sold to or transported for large industrial and power generation customers, compared with 60.1 million dekatherms in 2002. Deliveries to temperature-sensitive residential and commercial customers, whose consumption varies with the weather, totaled 86 million dekatherms in 2003, compared with 65.9 million dekatherms in 2002. Weather, as measured by degree days, was 3% colder than normal in 2003 and 15% warmer than normal in 2002.

     The following is a five-year comparison of operating statistics for the years ended October 31, 1999 through 2003:

	2003	2002	2001	2000	1999

OPERATING REVENUES (in thousands):
Sales and Transportation:
Residential	$524,916	$358,027	$525,650	$343,476	$295,108
Commercial	299,240	191,988	299,672	207,087	168,731
Industrial	112,936	102,127	128,831	183,685	122,597
For Power Generation	3,071	2,368	1,316	18,849	20,911
For Resale	1,948	374	371	249	254
EasternNC	108	—	—	—	—

Total	942,219	654,884	955,840	753,346	607,601
Secondary Market Sales	273,369	173,592	145,712	73,505	75,734
Miscellaneous	5,234	3,552	6,304	3,526	3,135

Total	$1,220,822	$832,028	$1,107,856	$830,377	$686,470

GAS VOLUMES - DEKATHERMS (in thousands):
System Throughput:
Residential	52,534	40,047	47,869	40,520	38,111
Commercial	33,440	25,892	31,002	29,315	26,668
Industrial	60,048	58,414	54,285	61,144	64,171
For Power Generation	2,396	1,734	1,169	4,081	6,991
For Resale	623	41	29	20	29
EasternNC	11	—	—	—	—

Total	149,052	126,128	134,354	135,080	135,970

Secondary Market Sales	45,937	55,679	29,545	21,072	34,792

NUMBER OF RETAIL CUSTOMERS BILLED (12 month average):
Residential	657,939	620,642	601,682	577,314	549,610
Commercial	75,917	72,323	71,069	68,879	66,409
Industrial	2,626	2,589	2,764	2,696	2,758
For Power Generation	5	3	3	3	3
For Resale	4	3	3	3	3
EasternNC	N/A	—	—	—	—

Total	736,491	695,554	675,521	648,895	618,783

AVERAGE PER RESIDENTIAL CUSTOMER:
Gas Used - Dekatherms	79.81	64.53	79.56	70.19	69.34
Revenue	$797.47	$576.87	$873.63	$594.95	$536.94
Revenue Per Dekatherm	$9.99	$8.94	$10.98	$8.48	$7.74
COST OF GAS (in thousands):
Natural Gas Purchased	$789,918	$408,564	$670,380	$426,329	$290,501
Transportation Gas Received (Not Delivered)	200	(157)	214	(868)	(1,236)
Natural Gas Withdrawn from (Injected into) Storage, net	(38,137)	9,693	115	(20,144)	(3,111)
Other Storage	(5,932)	1,927	(983)	(4,937)	(4,937)
Capacity Demand Charges	89,514	89,103	80,622	94,095	91,661
Other Adjustments	2,379	(12,896)	19,530	17,571	(6,916)

Total	$837,942	$496,234	$769,878	$512,046	$365,962

SUPPLY AVAILABLE FOR DISTRIBUTION - DEKATHERMS (in thousands):
Natural Gas Purchased	143,716	136,206	121,465	126,228	130,633
Transportation Gas	52,895	48,179	44,285	31,896	44,322
Natural Gas Withdrawn from (Injected into) Storage, net	(2,438)	(1,416)	1,598	(712)	(373)
Other Storage	(52)	(45)	50	(259)	(2,132)
Company Use	(147)	(139)	(167)	(161)	(154)

Total	193,974	182,785	167,231	156,992	172,296

     As of October 31, 2003, we had contracts for the following pipeline firm transportation capacity in dekatherms of daily deliverability:

Williams-Transco (including certain upstream arrangements with Dominion and Texas Gas)	645,500
El Paso-Tennessee Pipeline	74,100
Duke-Texas Eastern	1,700
NiSource-Columbia Gas (through arrangements with Transco and Columbia Gulf)	42,800
NiSource-Columbia Gulf	10,000

Total	774,100

     In addition, we had the following contracts for local peaking facilities and storage for seasonal or peaking capacity in dekatherms of daily deliverability to meet the firm demands of our markets. This availability varies from five days to one year:

Piedmont Liquefied Natural Gas (LNG)	317,200
Piedmont Liquefied Propane Gas	10,500
Williams-Transco Storage	86,100
NiSource-Columbia Gas Storage	96,400
El Paso-Tennessee Pipeline Storage	55,900
Pine Needle LNG	263,400

Total	829,500

     We own or have under contract 30 million dekatherms of storage capacity, either in the form of underground storage or LNG. This capability is used to supplement regular pipeline supplies on colder winter days when demand increases.

     The gas delivered to meet our design day requirements for firm customers is purchased under firm contractual commitments. These contracts provide that we pay a reservation fee to the supplier to reserve or guarantee the availability of gas supplies for delivery. Under these provisions, absent force majeure conditions, any disruption of supply deliverability is subject to penalty and damage assessment against the supplier. We ensure the delivery of the gas supplies to our distribution system to meet the peak day, seasonal and annual needs of our customers by using a variety of firm transportation and storage capacity arrangements. The pipeline capacity contracts require the payment of fixed demand charges to reserve firm transportation or storage entitlements. We align the contractual agreements for supply with the firm capacity agreements in terms of volumes, receipt and delivery locations and demand fluctuations. We may supplement firm contractual commitments with other supply arrangements to serve our interruptible market, or as an alternate supply for inventory withdrawals or injections. The source of the gas we distribute is primarily from the on-shore and off-shore Gulf Coast production region and is purchased primarily from major producers and marketers. For further information on gas supply and regulation, see “Gas Supply and Regulatory Proceedings” in Item 7 of this Form 10-K.

     During the year ended October 31, 2003, 36% of our gas deliveries were made to industrial or large commercial customers that have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under existing regulations of the Federal Energy Regulatory Commission (FERC), certain large-volume customers located in proximity to the interstate pipelines delivering gas to us could attempt to bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, only minimal bypass activity has been experienced, in part because of our ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

     The regulated utility faces competition in the residential and commercial customer markets based on the customers’ preferences for natural gas compared with other energy products and the relative prices of those products. The most significant product competition occurs between natural gas and electricity. There are four major electric company competitors within our service areas. We continue to attract the majority of the new residential construction market, and we believe that the consumers’ preference is for natural gas based on such factors as reliability, comfort and convenience compared with electricity in space heating, hot water and cooking. In addition to its many advantages, natural gas has generally maintained a price advantage over electricity in our service areas; however, with the rising demand for natural gas, flat to declining production levels and other public policy issues primarily associated with access to public lands for drilling, upward pressure on the price of natural gas could be more of an issue in the future. Rising prices can impact our competitive position by decreasing the price benefits of natural gas to the end user.

     In the interruptible industrial market, the regulated utility’s customers are capable of burning a fuel other than natural gas. Fuel oil is the most significant competing energy alternative. Our ability to maintain our industrial market share is largely dependent on price. The relationship between natural gas supply and demand has the greatest impact on the price of our product. With the reduction in natural gas production occurring from domestic sources, the cost of natural gas from non-domestic sources may play a greater role in our competitive position in the future. The price of oil depends upon a number of factors beyond our control, including the relationship between supply and demand and policies of foreign and domestic governments.

     During the year ended October 31, 2003, our largest customer contributed $1.8 million, or .2%, to total operating revenues.

     We spend an immaterial amount for research and development costs. We contribute to gas industry-sponsored research projects; however, the amounts contributed to such projects are not material.

     Compliance with federal, state and local environmental protection laws has no material effect on construction expenditures, earnings or competitive position. For further information on environmental issues, see “Environmental Matters” in Item 7 of this Form 10-K.

     As of October 31, 2003, we had 2,155 employees, compared with 1,715 as of October 31, 2002. The increase is primarily due to the acquisitions of NCNG and an equity interest in EasternNC.

     Our filings on Form 10-K, Form 10-Q and Form 8-K are available at no cost on our web site at www.piedmontng.com on the same day the report is filed with the Securities and Exchange Commission.

Item 2. Properties

     All property shown in the consolidated balance sheets in “Utility Plant” is owned by Piedmont and EasternNC and is used in our regulated utility segment. This property consists of intangible plant, production plant, storage plant, transmission plant, distribution plant and general plant as categorized by natural gas utilities, with the majority (73%) invested in distribution and transmission plant to serve our customers. We have approximately 2,250 miles of lateral pipelines up to 16 inches in diameter that connect our distribution systems with the transmission systems of our pipeline suppliers. We distribute natural gas through approximately 22,830 miles (three-inch equivalent) of distribution mains. The lateral pipelines and distribution mains are located on or under public streets and highways, or property owned by others, for which we have obtained the necessary legal rights to place and operate our facilities on private property. All of these properties are located within our service areas in North Carolina, South Carolina and Tennessee. Utility Plant includes “Construction work in progress” which represents projects, primarily distribution, transmission and general plant, that have not been placed into service pending completion.

     None of our property is encumbered and all property is in use.

     We own our corporate headquarters building located in Charlotte, North Carolina, and we own or lease for varying periods district and regional offices in the locations shown below. Lease payments for these various offices totaled $.8 million for the year ended October 31, 2003.

North Carolina	South Carolina	Tennessee

Asheboro	Anderson	Hartsville
Burlington	Gaffney	Nashville
Charlotte	Greenville
Elizabeth City	Spartanburg
Fayetteville
Goldsboro
Greensboro
Hickory
High Point
Indian Trail
Lenoir
Lincolnton
Morganton
New Bern
Reidsville
Rockingham
Salisbury
Spruce Pine
Tarboro
Wilmington
Winston-Salem

     “Other Physical Property” in the consolidated balance sheets is owned by the parent company with the majority (76%) comprised of residential and commercial water heaters leased to customers.

     None of our subsidiaries directly own property as their operations consist solely of participating in joint ventures as an equity member.

Item 3. Legal Proceedings

     We have only routine litigation in the normal course of business. We do not expect any material impact on financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended October 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

     (a)  Our Common Stock (symbol PNY) is traded on the New York Stock Exchange (NYSE). The following table provides information with respect to the high and low sales prices on the NYSE for each quarterly period for the years ended October 31, 2003 and 2002.

2003	High	Low	2002	High	Low

January 31	36.87	32.76	January 31	36.60	30.55
April 30	37.65	33.22	April 30	37.95	31.79
July 31	41.50	36.53	July 31	38.00	27.35
October 31	40.00	37.23	October 31	37.21	31.55

     (b)  As of January 15, 2004, our Common Stock was owned by 16,391 shareholders of record.

     (c)  Information with respect to quarterly dividends paid on Common Stock for the years ended October 31, 2003 and 2002, is as follows:

	Dividends Paid		Dividends Paid
2003	Per Share	2002	Per Share

January 31	40.0¢	January 31	38.5¢
April 30	41.5¢	April 30	40.0¢
July 31	41.5¢	July 31	40.0¢
October 31	41.5¢	October 31	40.0¢

     The amount of cash dividends that may be paid on Common Stock is restricted by provisions contained in our note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of October 31, 2003, net earnings available for restricted payments were greater than retained earnings; therefore, none of our retained earnings were restricted.

Item 6. Selected Financial Data

     Selected financial data for the years ended October 31, 1999 through 2003, is as follows:

In thousands except per share amounts	2003	2002	2001	2000	1999

Margin (Operating Revenues less Cost of Gas)	$382,880	$335,794	$337,978	$318,331	$320,508
Operating Revenues	$1,220,822	$832,028	$1,107,856	$830,377	$686,470
Net Income	$74,362	$62,217	$65,485	$64,031	$58,207
Earnings per Share of Common Stock:
Basic	$2.23	$1.90	$2.03	$2.03	$1.88
Diluted	$2.22	$1.89	$2.02	$2.01	$1.86
Cash Dividends Per Share of Common Stock	$1.645	$1.585	$1.52	$1.44	$1.36
Average Shares of Common Stock:
Basic	33,391	32,763	32,183	31,600	31,013
Diluted	33,503	32,937	32,420	31,779	31,242
Total Assets	$2,296,406	$1,445,088	$1,393,658	$1,445,003	$1,288,657
Long-Term Debt (less current maturities)	$460,000	$462,000	$509,000	$451,000	$423,000
Rate of Return on Average Common Equity	12.19%	10.82%	12.04%	12.57%	12.25%
Long-Term Debt to Total Capitalization Ratio	42.19%	43.93%	47.60%	46.10%	46.24%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Documents we file with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. Forward-looking statements concern, among others, plans, objectives, proposed capital expenditures and future events or performance. These statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those suggested by the forward-looking statements. Important factors that could cause actual results to differ include:

•	Regulatory issues, including those that affect allowed rates of return, terms and conditions of service, rate structures and financings. We are impacted by regulation of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA). In addition, we purchase natural gas transportation and storage services from interstate and intrastate pipeline companies whose rates and services are regulated by the Federal Energy Regulatory Commission (FERC) and the NCUC, respectively.

•	Residential, commercial and industrial growth in our service areas. The ability to grow our customer base and the pace of that growth are impacted by general business and economic conditions such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our service areas and the country.

•	Deregulation, unanticipated impacts of regulatory restructuring and competition in the energy industry. We face competition from electric companies and energy marketing and trading companies. As a result of deregulation, we expect this highly competitive environment to continue.

•	The potential loss of large-volume industrial customers due to alternate fuels or to bypass or the shift by such customers to special competitive contracts at lower per-unit margins.

•	Regulatory issues, customer growth, deregulation, economic and capital market conditions, the cost and availability of natural gas and weather conditions can impact our ability to meet internal performance goals.

•	The capital-intensive nature of our business. In order to maintain our historic growth, we must construct additions to our natural gas distribution system each year. The cost of this construction may be affected by the cost of obtaining government approvals, development project delays or changes in project costs. Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost of a project. Our cash flows are not adequate to finance the cost of this construction. As a result, we must fund a portion of our cash needs through borrowings and the issuance of common stock.

•	Changes in the availability and cost of natural gas. To meet firm customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts will allow us to remain competitive. Natural gas is an unregulated commodity subject to market supply and demand and price volatility. We have a diversified portfolio of local peaking facilities, transportation and storage contracts with interstate pipelines and supply contracts with major producers and marketers to satisfy the supply and delivery requirements of our customers. Because these producers, marketers and pipelines are subject to operating and financial risks associated with exploring, drilling, producing, gathering, marketing and transporting natural gas, their risks also increase our exposure to supply and price fluctuations. We engage in hedging activities to reduce price volatility for our customers.

•	Changes in weather conditions. Weather conditions and other natural phenomena can have a large impact on our earnings. Severe weather conditions can impact our suppliers and the pipelines that deliver gas to our distribution system. Extended mild or severe weather, either during the winter period or the summer period, can have a significant impact on the demand for and the cost of natural gas.

•	Changes in environmental regulations and cost of compliance.

•	Earnings from our equity investments. We have investments in unregulated retail natural gas and propane marketing, interstate natural gas storage and intrastate natural gas transportation. These companies have risks that are inherent to their industries and, as an equity investor, we assume such risks.

     All of these factors are difficult to predict and many are beyond our control. Accordingly, while we believe the assumptions underlying these forward-looking statements to be reasonable, there can be no assurance that these statements will approximate actual experience or that the expectations derived from them will be realized. When used in our documents or oral presentations, the words “anticipate,” “believe,” “seek,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “budget,” “forecast,” “goal” or similar words or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements.

     Factors relating to regulation and management are also described or incorporated by reference in our Annual Report on Form 10-K, as well as information included in, or incorporated by reference from, future filings with the SEC. Some of the factors that may cause actual results to differ have been described above. Others may be described elsewhere in this report. There may also be other factors besides those described above or incorporated by reference in this report or in the Form 10-K that could cause actual conditions, events or results to differ from those in the forward-looking statements.

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

Our Business

     Piedmont Natural Gas Company, Inc., which began operations in 1951, is an energy services company primarily engaged in the distribution of natural gas to 940,000 residential, commercial and industrial customers in North Carolina, South Carolina and Tennessee, including 60,000 customers served by municipalities who are our wholesale customers. Our subsidiaries are invested in joint venture, energy-related businesses, including unregulated retail natural gas and propane marketing, interstate natural gas storage, intrastate natural gas transportation and regulated natural gas distribution. We also sell residential and commercial gas appliances in Tennessee.

     In 1994, our predecessor, which was incorporated in 1950 under the same name, was merged into a newly formed North Carolina corporation for the purpose of changing our state of incorporation to North Carolina.

     Effective January 1, 2001, we purchased for cash the natural gas distribution assets of Atmos Energy Corporation located in the city of Gaffney and portions of Cherokee County, South Carolina. The acquisition was at book value of $6.6 million and added 5,400 customers to our operations.

     Effective September 30, 2002, we purchased for $26 million in cash substantially all of the natural gas distribution assets and certain of the liabilities of North Carolina Gas Service (NCGS), a division of NUI Utilities, Inc. The initial purchase price was reduced by $2.2 million in 2003 due to adjusting estimated working capital to actual. Final determination of the purchase price allocation resulted in recording goodwill of $7.1 million. The transaction added 14,000 customers to our distribution system in the counties of Rockingham and Stokes, North Carolina.

     Effective at the close of business on September 30, 2003, we purchased for $417.5 million in cash 100% of the common stock of NCNG from Progress. NCNG, a natural gas distributor, served approximately 176,000 customers in eastern North Carolina, including 57,000 customers served by four municipalities who were wholesale customers of NCNG. The purchase price for the NCNG common stock was increased by the amount of NCNG’s working capital on the closing date. Based on a preliminary working capital schedule, the closing date working capital was $32.4 million. The preliminary working capital amount will be adjusted to actual under the terms of the purchase agreement in 2004. NCNG was merged into Piedmont immediately following the closing.

     We also purchased for $7.5 million in cash Progress’ equity interest in EasternNC. EasternNC is a regulated utility that has a certificate of public convenience and necessity to provide natural gas service to 14 counties in eastern North Carolina that previously were not served with natural gas. Progress’ equity interest in EasternNC consisted of 50% of EasternNC’s outstanding common stock and 100% of EasternNC’s outstanding preferred stock. We are obligated to purchase additional authorized but unissued shares of such preferred stock for $14.4 million.

     The primary reasons for these acquisitions are consistent with our strategy of pursuing profitable growth in our core natural gas distribution business in the Southeast. The reasons for the acquisitions and the factors that contributed to the goodwill include:

•	A reasonable purchase price slightly above book value,

•	The prospect of entering a market contiguous to our existing North Carolina service areas where, as a combined company, we could realize on-going system benefits,

•	The prospect of acquiring an operation that could be integrated into our existing business systems and processes, and

•	The opportunity to grow within a regulatory environment with which we are familiar.

     We have two reportable business segments, regulated utility and non-utility activities. For further information on segments, see Note 11 to the consolidated financial statements.

     Our utility operations are subject to regulation by the NCUC, the PSCSC and the TRA as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also subject to regulation by the NCUC as to the issuance of securities. We are also subject to or affected by various federal regulations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the FERC that affect the availability of and the prices paid for the interstate transportation of natural gas, regulations of the Department of Transportation that affect the construction, operation and maintenance of natural gas distribution systems and regulations of the Environmental Protection Agency relating to the use and release into the environment of hazardous wastes. In addition, we are subject to numerous regulations, such as those relating to employment practices, that are generally applicable to companies doing business in the United States.

     We continually assess the nature of our business and explore alternatives to traditional utility regulation. Non-traditional ratemaking initiatives and market-based pricing of products and services provide additional challenges and opportunities for us. For further information, see “Results of Operations” below and Notes 3 and 6 to the consolidated financial statements.

     In the Carolinas, our service area is comprised of numerous cities, towns and communities including Anderson, Greenville and Spartanburg in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington, Hickory, Spruce Pine, Reidsville, Fayetteville, New Bern, Wilmington, Tarboro, Elizabeth City, Rockingham and Goldsboro in North Carolina. In North Carolina, we also provide wholesale natural gas service to Greenville, Monroe, Rocky Mount and Wilson. In Tennessee, our service area is the metropolitan area of Nashville, including wholesale natural gas service to Gallatin and Smyrna.

Financial Condition and Liquidity

     We finance current cash requirements primarily from operating cash flows and short-term borrowings. During 2003, outstanding short-term borrowings under committed bank lines of credit totaling $200 million ranged from zero to $114.5 million, and interest rates ranged from 1.1903% to 2.04%. As of October 31, 2003, we had additional uncommitted lines of credit totaling $68 million on a no fee and as needed, if available, basis. As of October 31, 2003, our current assets of $307.6 million were less than our current liabilities of $725.2 million primarily due to the short-term financing of the acquisitions of NCNG and an equity interest in EasternNC with commercial paper of $445.3 million. On December 19, 2003, we redeemed $198.3 million of the commercial paper with the net proceeds from the sale of $200 million of medium-term notes. See subsequent events update in Note 13 to our consolidated financial statements in Item 8.

     Our utility operations are weather sensitive. The primary factor that impacts our cash flows from operations is weather. Warmer weather can lead to lower total margin from fewer volumes of natural gas sold or transported. Colder weather can increase volumes sold to weather-sensitive customers, but extremely cold weather may lead to conservation by customers in order to reduce their consumption. Weather outside the normal range of temperatures can lead to reduced operating cash flows, thereby increasing the need for short-term borrowings to meet current cash requirements. During 2003, 56% of our sales and transportation revenues were from residential customers and 32% were from commercial customers, both of which are weather-sensitive.

     Our regulatory commissions approve rates that are designed to produce revenues to cover our gas costs and our fixed and variable non-gas costs assuming normal weather. In addition, we have weather normalization adjustment mechanisms (WNA) in all three states that partially offset the impact of unusually cold or warm weather on bills rendered in November through March for weather-sensitive customers. Weather in 2003 was 3% colder than normal, compared with 15% warmer than normal in 2002 and 8% colder than normal in 2001. The WNA generated credits to customers of $10.2 million in 2003, charges to customers of $19.8 million in 2002 and credits to customers of $8.5 million in 2001. In North Carolina and Tennessee, adjustments are made directly to the customer’s bill. In South Carolina, the adjustments are calculated at the individual customer level and recorded in a deferred account for subsequent collection or disbursement to all customers in the class. The WNA formula calculates the actual weather variance from normal, using 30 years of history, which results in an increase in revenues when weather is warmer than normal and a decrease in revenues when weather is colder than normal. The gas cost portion of our costs is recoverable through purchased gas cost recovery mechanisms and is not affected by the WNA.

     The regulated utility faces competition in the residential and commercial customer markets based on the customers’ preferences for natural gas compared with other energy products and the relative prices of those products. The most significant product competition occurs between natural gas and electricity for space heating, water heating and cooking. Increases in the price of natural gas could negatively impact our competitive position by decreasing the price benefits of natural gas to the end user. This could negatively impact our liquidity if customer growth slows or if customers conserve.

     In the industrial market, many of our customers have the capability of burning a fuel other than natural gas, fuel oil being the most significant competing energy alternative. Our ability to maintain industrial market share is largely dependent on price. The relationship between supply and demand has the greatest impact on the price of natural gas. With the growing imbalance between domestic supply and demand, the cost of natural gas from non-domestic sources may play a greater role in establishing the market price of natural gas in the future. The price of oil depends upon a number of factors beyond our control, including the relationship between supply and demand and policies of foreign and domestic governments. Our liquidity could be impacted either positively or negatively as a result of alternate fuel decisions by industrial customers.

     The level of short-term borrowings can vary significantly due to changes in the wholesale prices of natural gas and to increased purchases of natural gas supplies to serve additional customer demand during cold weather and to refill storage. Short-term debt may increase when wholesale prices for natural gas increase because we must pay suppliers for the gas before we recover our costs from customers through their monthly bills. Gas prices could fluctuate for the next several years due to the growing imbalance between domestic supply and demand. If wholesale gas prices remain high, we may incur more short-term debt to pay for natural gas supplies and other operating costs since collections from customers could be slower and some customers may not be able to pay their bills.

     We sell common stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. During 2003, we issued $17.9 million of common stock through dividend reinvestment and stock purchase plans but none on the open market. We did not sell any long-term debt during fiscal 2003; however, we did retire $45 million of 6.23% medium-term notes at the scheduled maturity date and made a sinking fund payment of $2 million on the 10.06% senior notes. As noted above, in December 2003 we sold $200 million of long-term debt and redeemed commercial paper issued in connection with funding the acquisitions of NCNG and an equity interest in EasternNC.

     As of October 31, 2003, our capitalization consisted of 42% in long-term debt and 58% in common equity. Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity.

     As of October 31, 2003, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services with a negative outlook and “A3” by Moody’s Investors Service with a negative outlook. Credit ratings impact our ability to obtain short-term and long-term financing and the cost of such financings. In determining our credit ratings, the rating agencies consider various factors. The more significant quantitative factors include:

•	Ratio of total debt to total capitalization, including balance sheet leverage,

•	Ratio of net cash flows to capital expenditures,

•	Funds from operations interest coverage,

•	Ratio of funds from operations to average total debt and

•	Pre-tax interest coverage.

Qualitative factors include, among other things:

•	Stability of regulation in the jurisdictions in which we operate,

•	Risks and controls inherent in the distribution of natural gas,

•	Predictability of cash flows,

•	Business strategy and management,

•	Corporate governance guidelines and practices,

•	Industry position and

•	Contingencies.

                 We are subject to default provisions related to our long-term debt, short-term bank lines of credit and accounts receivable financing. The default provisions of our senior notes are:

•	Failure to make principal, interest or sinking fund payments,

•	Interest coverage of 1.75 times,

•	Total debt cannot exceed 70% of total capitalization,

•	Funded debt of all subsidiaries in the aggregate cannot exceed 15% of total company capitalization,

•	Failure to make payments on any capitalized lease obligation,

•	Bankruptcy, liquidation or insolvency and

•	Final judgment against us in excess of $1 million that after 60 days is not discharged, satisfied or stayed pending appeal.

The default provisions of our medium-term notes are:

•	Failure to make principal, interest or sinking fund payments,

•	Failure after the receipt of a 90-day notice to observe or perform for any covenant or agreement in the notes or in the indenture under which the notes were issued and

•	Bankruptcy, liquidation or insolvency.

                 Failure to satisfy any of the default provisions results in total outstanding issues becoming due. There are cross default provisions in all our debt agreements. Based on our calculations, we met the default provisions as of October 31, 2003.

                 The financial condition of the natural gas marketers and pipelines that supply and deliver natural gas to our distribution system can increase our exposure to supply and price fluctuations. We believe our risk exposure to the financial condition of the marketers and pipelines is minimal based on our receipt of the products and other services prior to payment and the availability of other marketers of natural gas to meet our supply needs if necessary.

                 The natural gas business is seasonal in nature, resulting in fluctuations primarily in balances in accounts receivable from customers, inventories of stored natural gas and accounts payable to suppliers, in addition to fluctuations in short-term borrowings noted above. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year. As is prevalent in the industry, we inject natural gas into storage during the summer months (principally April through October) for withdrawal from storage during the winter months (principally November through March) when customer demand is higher. Inventories of gas in storage increased from October 31, 2002 to October 31, 2003, and accounts payable and accounts receivable increased during this same period due to seasonality, higher gas prices, the growth of our business and the demand for gas during the winter season.

                 We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements funded through sources noted above. Utility construction expenditures in 2003 were $80.3 million, compared with $83.7 million in 2002. Utility construction expenditures totaling $103.8 million, primarily to serve customer growth, are budgeted for 2004. Due to projected growth in our service areas, significant utility construction expenditures are expected to continue. Short-term debt may be used to finance construction pending the issuance of long-term debt or equity.

                 As of October 31, 2003, our estimated future contractual obligations for long-term debt, purchase obligations and capital and operating leases were as follows:

	Payments Due by Period

	Less than	1-3	4-5	After
In thousands	1 Year	Years	Years	5 Years	Total

Long-term debt	$2,000	$35,000	$30,000	$395,000	$462,000
Purchase obligations*	131,985	312,354	190,861	411,102	1,046,302
Capital leases	14	—	—	—	14
Operating leases	4,786	8,596	1,810	1,832	17,024

*Purchase obligations consist of pipeline and storage capacity and gas supply contracts that are 100% recoverable through purchased gas cost recovery mechanisms.

Off-balance Sheet Arrangements

     We have no material off-balance sheet arrangements other than operating leases that are discussed in Note 7 to the consolidated financial statements.

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

     Our regulated utility segment is subject to regulation by certain state and federal authorities. Our accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting For The Effects of Certain Types of Regulation” (Statement 71), and are in accordance with accounting requirements and ratemaking practices prescribed by the regulatory authorities. The application of these accounting policies allows us to defer expenses and income in the balance sheet as regulatory assets and liabilities when those expenses and income will be allowed in the rate-setting process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. We then recognize these deferred regulatory assets and liabilities through the income statement in the period in which the same amounts are reflected in rates. If we, for any reason, cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, we would eliminate from the balance sheet the regulatory assets and liabilities related to those portions ceasing to meet such criteria and include them in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs. Such an event could have a material effect on our results of operations in the period this action was recorded.

     We believe the following represents the more significant judgments and estimates used in preparing the consolidated financial statements.

Unbilled Utility Revenues. We record estimated revenues for volumes delivered but not yet billed at month end due to reading meters and billing on a cycle basis. The estimated revenues are calculated based on estimated volumes delivered but unbilled at month end and the billing rates applicable to those volumes, adjusted for any estimated billing impacts of the WNA in the appropriate months. For further information on operating revenues, see Note 1.H to the consolidated financial statements.

Allowance for Uncollectible Accounts. We evaluate the collectibility of our billed accounts receivable based on recent loss history and an overall assessment of past due accounts receivable amounts outstanding.

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

Self Insurance. We are self-insured for certain losses related to general liability, group medical benefits and workers’ compensation. We maintain stop loss coverage with third-party insurers to limit our total exposure. Our recorded liabilities represent estimates of the ultimate cost of claims incurred as of the balance sheet date. The estimated liabilities are based on analyses of historical data and actuarial estimates and are not discounted. Along with independent actuaries, we review the liabilities at least annually to ensure that they are appropriate. While we believe these estimates are reasonable based on the information available, our financial results could be impacted if actual trends, including the severity or frequency of claims or fluctuations in premiums, differ from our estimates.

Long-Term Incentive Plan. We have a Long-Term Incentive Plan (LTIP) under which units, equivalent in value to one share of common stock, are awarded to participants. Through October 31, 2003, the performance period was a five-year period; however, effective November 1, 2003, the performance period is a three-year period. Following the end of the performance period and if performance measures are met, awards are distributed in the form of shares of common stock and cash withheld to pay taxes. During the performance period, we calculate the expense and liability for the LTIP based on performance levels achieved or expected to be achieved and the estimated market value of common stock as of the distribution date. While we believe these estimates are reasonable based on the information available, actual amounts, which are not known until after the end of the performance period, could differ from our estimates.

Gas Supply and Regulatory Proceedings

               To meet customer requirements, we acquire gas supplies and pipeline capacity to ensure delivery to meet the demands of our distribution system, while also ensuring that supply and capacity contracts allow us to remain competitive. We have a diversified portfolio of local peaking facilities, transportation and storage contracts with interstate pipelines and supply contracts with major producers and marketers to satisfy the supply and delivery requirements of our customers.

               The gas delivered to meet our design day requirements for firm customers is purchased under firm contractual commitments. These contracts provide that we pay a reservation fee to the supplier to reserve or guarantee the availability of gas supplies for delivery. Under these provisions, absent force majeure conditions, any disruption of supply deliverability is subject to penalty and damage assessment. We ensure the delivery of the gas supplies to our distribution system to meet the peak day, seasonal and annual needs of our customers by using a variety of firm transportation and storage capacity arrangements. The pipeline capacity contracts require the payment of fixed demand charges to reserve firm transportation or storage entitlements. We align the contractual agreements for supply with the firm capacity agreements in terms of volumes, receipt and delivery locations and demand fluctuations. We may supplement firm contractual commitments with other supply arrangements to serve our interruptible market, or as an alternate supply for inventory withdrawals or injections. The source of the gas we distribute is primarily the on-shore and off-shore Gulf Coast production region and is purchased primarily from major producers and marketers.

               In our opinion, present rules and regulations of our three state regulatory commissions permit the pass-through of interstate pipeline capacity and storage service costs that may be incurred under orders or regulations of the FERC, as well as commodity gas costs from natural gas suppliers. The majority of our natural gas supply is purchased from producers and marketers in non-regulated transactions. Our rate schedules include provisions permitting the recovery of prudently incurred gas costs. The NCUC and the PSCSC require annual prudence reviews covering historical twelve-month periods. For the most recent periods, the NCUC and the PSCSC found us to be prudent in our gas purchasing practices and allowed recovery of 100% of our gas costs.

               In 1996, the TRA approved a performance incentive plan that eliminated annual prudence reviews in Tennessee and established an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark amounts determined by published market indices. These differences, after applying a monthly 1% positive or negative deadband, together with margin from marketing unused capacity in the secondary market and margin from secondary market sales of gas, are subject to an overall annual cap of $1.6 million for shareholder gains or losses. The net gains or losses on gas costs within the deadband (99% to 101% of the benchmark) are not subject to sharing under the plan and are allocated to customers. Any net gains or losses on gas costs outside the deadband are combined with capacity management benefits and shared between customers and shareholders, subject to the annual cap. The net overall annual performance results are collected from or refunded to customers, subject to the cap. In addition to the elimination of annual gas purchase prudence reviews, the benefits of the incentive plan include the reduction of gas costs for customers and potential earnings to shareholders by sharing in gas cost reductions. Initially approved for a two-year period, the plan now continues on a year-to-year basis each July 1 until we notify the TRA of termination 90 days before the end of a plan year or until the plan is modified, amended or terminated by the TRA.

               In 1996, the NCUC ordered us to establish an expansion fund to enable the extension of natural gas service into unserved areas of the state. The expansion fund was funded with supplier refunds, plus investment income earned, that would otherwise be refunded to customers. In accordance with an NCUC order in 2002, we no longer deposit such refunds in the expansion fund. As of October 31, 2003, the balance of $6.1 million in our expansion fund held by the state is included in “Restricted cash” with an offsetting liability included in “Refunds due customers” in the consolidated balance sheets.

               In 1998, the North Carolina General Assembly enacted the Clean Water and Natural Gas Critical Needs Act of 1998 which provided for the issuance of $200 million of general obligation bonds of the state for the purpose of providing grants, loans or other financing for the cost of constructing natural gas facilities in unserved areas of the state. EasternNC was granted $188.3 million of the $200 million state bond package to pay for the uneconomic portion of the infrastructure to construct a pipeline and distribution system of approximately 800 miles. The economic portion of the project was estimated to cost $22.1 million. As of October 31, 2003, EasternNC had received $101 million from bond funds and had recorded a bond reimbursement receivable of $2.6 million.

               In 2002, the PSCSC approved a gas cost hedging plan for the purpose of cost stabilization for customers. This plan is limited to 60% of our annual normalized sales volumes for South Carolina and operates off of historical pricing indices that are tied to future projected gas prices as traded on a national exchange. All properly accounted for costs incurred in accordance with the plan, except for certain personnel and administrative costs that are recovered in rates as operations and maintenance expenses, are deemed to be prudently incurred and are recovered in rates as a gas cost. We began hedging activities in April 2002 under the approved program.

               Effective November 1, 2002, we implemented a hedging program in North Carolina under the terms of a generic order issued by the NCUC on February 26, 2002, as later clarified by a Piedmont-specific order dated October 18. This plan is limited to 60% of the annual normalized sales volumes for North Carolina and operates off of pricing indices that are tied to future projected gas prices as traded on a national exchange. We believe the plan is designed with limited subjective discretion in making purchases with little or no risk of speculation in the market. Prudently incurred gas costs associated with the hedging program are not pre-approved by the NCUC but are treated as gas costs subject to the annual gas cost prudency review based on information available at the time of the hedge, not at the time of the prudency review. Through October 31, 2003, we have recovered 100% of gas costs subject to prudency review.

               On October 28, 2002, the NCUC issued an order approving an annual revenue increase of $13.9 million, effective November 1, 2002. This order also approved changes in cost allocations and rate design and changes in tariffs and service regulations.

               On October 29, 2002, the PSCSC issued an order approving an annual revenue increase of $8.4 million, effective November 1, 2002. This order also approved new depreciation rates and changes in cost allocations and rate design and changes in tariffs and service regulations.

               On March 31, 2003, NCNG filed an application with the NCUC requesting an increase in rates and charges along with changes in cost allocations and rate design and changes in tariffs and service regulations. On September 2, a settlement agreement supported by all parties in the proceeding was filed with the NCUC. The agreement provided for, among other things, an annual increase in NCNG’s regulatory margin of $29.4 million. The NCUC issued an order in accordance with the agreement on October 30, effective November 1, 2003.

               On April 29, 2003, we filed an application with the TRA requesting an annual increase in revenues along with changes in cost allocations and rate design and changes in tariffs and service regulations. On September 9, a settlement agreement with the Tennessee Consumer Advocate was filed with the TRA that, among other things, increased revenues by $10.3 million annually. On September 22, the TRA approved the settlement agreement and authorized us to increase rates, effective November 1, 2003.

               On October 27, 2003, we filed a joint motion for clarification of the right of EasternNC to defer and collect its operations and maintenance expenses under prior NCUC orders. As part of EasternNC’s certificate authorization, the NCUC recognized that EasternNC would not have a sufficient customer base from which to immediately collect its operations and maintenance expenses. The NCUC allowed EasternNC to defer its operations and maintenance expenses for up to eight years or until the first rate case order. The NCUC set the cap on deferred expenses at $15 million. On December 1, 2003, the NCUC confirmed that these deferred expenses should be treated as a regulatory asset for future recovery from customers to the extent they are deemed prudent and proper. Operations and maintenance costs totaling $2.9 million, including those expensed prior to September 30, 2003, have been deferred as a regulatory asset.

               Secondary market transactions permit us to market gas supplies and transportation services by contract with wholesale or off-system customers. These sales contribute smaller per-unit wholesale margins to earnings; however, the program allows us to act as a wholesale marketer of natural gas and transportation capacity in order to generate operating margin from sources not restricted by the capacity of our retail distribution system. In North Carolina, a sharing mechanism is in effect where 75% of any margin earned is refunded to customers. In connection with the South Carolina rate case noted above, this same sharing mechanism is in place in South Carolina effective November 1, 2002. Secondary market transactions in Tennessee are included in the performance incentive plan discussed above.

               In 2003, 36% of gas deliveries were made to industrial or large commercial customers which have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and propane and, to a much lesser extent, coal or wood. The ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under existing regulations of the FERC, certain large-volume customers located in proximity to the interstate pipelines delivering gas to us could attempt to bypass us and take delivery directly from the pipeline or from a third party connecting with the pipeline. To date, only minimal bypass activity has been experienced, in part because of our ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

               In 2001, we requested special accounting treatment from the NCUC, the PSCSC and the TRA to allow us to defer for recovery in future rates the amounts of accounts receivable that were written off as uncollectible during 2001 in excess of amounts recovered through base rates. These higher write-offs resulted from the high gas prices and abnormally cold weather experienced during the 2000-2001 winter season. The PSCSC and the TRA approved deferral of only the gas cost portion of the excess write-offs, which totaled $1.3 million, for recovery under normal purchased gas cost adjustment (PGA) procedures. The NCUC did not approve our request.

               On March 17, 2003, we, along with other natural gas companies in Tennessee, filed a petition with the TRA to allow recovery of the gas cost portion of uncollectible accounts expense in excess of those allowed currently in rates under normal PGA procedures. A ruling is expected in early 2004. The outcome of this proceeding cannot be determined at this time.

Equity Investments

               The consolidated financial statements include the accounts of wholly owned subsidiaries whose investments in joint venture, energy-related businesses are accounted for under the equity method. Piedmont Greenbrier Pipeline Company, LLC, is a wholly owned subsidiary of Piedmont

Natural Gas Company. Another wholly owned subsidiary of Piedmont Natural Gas Company, Piedmont Energy Partners, Inc., is a holding company for certain other wholly owned subsidiaries. These subsidiaries include Piedmont Intrastate Pipeline Company, Piedmont Interstate Pipeline Company, Piedmont Propane Company and Piedmont Energy Company. Our ownership interest in each entity is recorded in “Investments in non-utility activities, at equity” in the consolidated balance sheets. Earnings or losses from equity investments are recorded in “Non-utility activities, at equity” in “Other Income (Expense)” in the consolidated statements of income.

               As of October 31, 2003, the amount of our retained earnings that represents undistributed earnings of 50% or less owned entities accounted for by the equity method was $23.1 million.

               Piedmont Intrastate Pipeline Company owns 21.48% of the membership interests in Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. With the acquisition of NCNG, we acquired an additional 5.03% interest in Cardinal over our previous interest of 16.45%. The other members are subsidiaries of The Williams Companies, Inc., and SCANA Corporation. Cardinal owns and operates a 104-mile intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. Cardinal has firm service agreements with local distribution companies, including Piedmont, for 100% of the 270,000 dekatherms per day of firm transportation capacity on the pipeline. Cardinal is dependent on the Williams-Transco pipeline system to deliver gas into its system for service to its customers. Cardinal’s long-term debt is secured by Cardinal’s assets and by each member’s equity investment in Cardinal. In accordance with the NCUC’s order authorizing Cardinal to construct, own and operate the pipeline, Cardinal filed a general rate case in January 2003. On July 24, 2003, the NCUC decreased Cardinal’s revenues by $1.6 million annually, effective August 1, 2003.

               Piedmont Interstate Pipeline Company owns 40.0587% of the membership interests in Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. With the acquisition of NCNG, we acquired an additional 5.0587% interest in Pine Needle over our previous interest of 35%. The other members are subsidiaries of The Williams Companies, Inc., SCANA Corporation and Amerada Hess Corporation, and the Municipal Gas Authority of Georgia. Pine Needle owns an interstate liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the FERC. Storage capacity of the facility is 4.14 million dekatherms with vaporization capability of 414,000 dekatherms per day and is fully subscribed under firm service agreements with customers. We subscribe to approximately 64% of this capacity to provide gas for peak-use periods when demand is the highest. Pine Needle enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. Movements in the mark-to-market value of these agreements are recorded in “Accumulated other comprehensive income” in the consolidated balance sheets as a hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). Pine Needle’s long-term debt is secured by Pine Needle’s assets and by each member’s equity investment in Pine Needle. On January 15, 2003, a stipulation agreement was filed with the FERC that reduced Pine Needle’s annual rate of return from 9.8% to 9.7%. New lower rates were effective May 1, 2003.

               Piedmont Propane Company owns 20.69% of the membership interests in US Propane, L.P. The other members are subsidiaries of TECO Energy, Inc., AGL Resources, Inc., and Atmos Energy Corporation. US Propane owns all of the general partnership interest and approximately 26% of the limited partnership interest in Heritage Propane Partners, L.P. (Heritage Propane), a marketer of propane through a nationwide retail distribution network. Heritage Propane utilizes hedging transactions to provide protection against significant fluctuations in prices. Movements in the mark-to-market value of these agreements are recorded in “Accumulated other comprehensive income” in the consolidated balance sheets as a hedge under Statement 133 and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (Statement 149). Heritage Propane also buys and sells financial instruments for trading purposes through a wholly owned subsidiary. Financial instruments utilized in connection with the liquids marketing activity are accounted for using the mark-to-market method of accounting.

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

               The limited partnership agreement of US Propane requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. Under the agreement, our maximum capital account restoration is $10 million. As of October 31, 2003, our capital account was positive.

               On November 7, 2003, we, along with the other members of US Propane, entered into an agreement to sell the general and limited partnership interests in Heritage Propane to a third party for $130 million. Our share of the sales proceeds is expected to be $26.9 million. In connection with the sale, US Propane will retain approximately 180,000 common units of Heritage Propane for ultimate distribution to US Propane’s members. This transaction closed on January 20, 2004. We estimate that we will record a one-time gain on the transaction of approximately $.03 to $.05 per diluted share in fiscal year 2004. See subsequent events update in Note 13 to the consolidated financial statements in Item 8.

               Piedmont Energy Company owns 30% of the membership interests in SouthStar Energy Services LLC, a Delaware limited liability company. The remaining non-controlling 70% interest is owned by a subsidiary of AGL Resources, Inc. Key governance provisions in the LLC agreement require unanimous approval of the members. SouthStar sells natural gas to residential, commercial and industrial customers in the southeastern United States; however, SouthStar conducts most of its business in the unregulated retail gas market in Georgia.

               The Operating Policy of SouthStar contains a provision for the disproportionate sharing of earnings in excess of a threshold per annum, cumulative pre-tax return of 17%. This threshold is not reached until all prior period losses are recovered. Earnings below the 17% return threshold are allocated to members based on their ownership percentages. Earnings above the threshold are allocated at various percentages based on actual margin generated in four defined geographic service areas. The earnings test is based on SouthStar’s fiscal year ending December 31. As of October 31, 2003 and 2002, we recognized as equity earnings only the amounts that we believe have been earned as the calculation methodologies and interpretations of the Operating Policy that impact the members’ disproportionate earnings sharing percentages had not been agreed to by the members. Accordingly, we recorded pre-tax earnings from SouthStar for the years ended October 31, 2003 and 2002, at overall percentages of 20% and 24%, respectively.

               On December 31, 2003, we entered into an agreement in principle with the other member of SouthStar that addressed a number of matters under the LLC Agreement and the Operating Policy, including the resolution of certain disproportionate sharing issues. Based on this agreement in principle and consistent with the understandings reached by the members that are yet to be documented, we estimate that we will record an increase in pre-tax earnings from

SouthStar of $2.5 million in the first quarter of our fiscal year 2004.

               SouthStar utilizes financial contracts to hedge the variable cash flows associated with changes in the price of natural gas. These financial contracts, in the form of futures, options and swaps, are considered to be derivatives and fair value is based on selected market indices. Those derivative transactions that qualify as cash flow hedges are reflected in SouthStar’s balance sheet at the fair values of the open positions, with the corresponding unrealized gain or loss included in “Accumulated other comprehensive income” under Statement 133 and Statement 149. Those derivative transactions that are not designated as hedges are reflected in SouthStar’s balance sheet with the corresponding unrealized gain or loss included in cost of sales in SouthStar’s income statement. SouthStar does not enter into or hold derivatives for trading or speculative purposes. SouthStar also enters into weather derivative contracts for hedging purposes in order to preserve margins in the event of warmer-than-normal weather in the winter months. These contracts are accounted for using the intrinsic value method under the guidelines of Emerging Issues Task Force Issue No. 99-2, “Accounting for Weather Derivatives.”

               Atlanta Gas Light Company (AGLC), under the terms of its tariffs with the Georgia Public Service Commission, has required SouthStar’s members to guarantee SouthStar’s ability to pay AGLC’s fees for local delivery service. Piedmont Energy Company, through its parent Piedmont Energy Partners, has guaranteed its 30% share of South Star’s obligation with AGLC with a letter of credit with a bank in the amount of $15 million that expires on July 30, 2004. On November 25, 2003, Piedmont Energy Company increased its guarantee with an additional letter of credit of $3.1 million that expires on August 4, 2004.

               As of October 31, 2003, Piedmont Greenbrier Pipeline Company, LLC, owned 33% of the membership interests in Greenbrier Pipeline Company, LLC (Greenbrier). The other member was a subsidiary of Dominion Resources, Inc. Greenbrier was formed to build a 280-mile interstate gas pipeline from West Virginia to North Carolina. On November 6, 2003, we sold our interest in Greenbrier to Dominion Resources for our book value of $9.2 million.

Results of Operations

               Net income in 2003 was $74.4 million, $62.2 million in 2002 and $65.5 million in 2001. The net income increase of $12.2 million in 2003 compared with 2002 was primarily due to the following:

•	Increase of $28.5 million due to an increase in margin (operating revenues less cost of gas).

•	Decrease of $11.3 million due to an increase in operations and maintenance expenses.

•	Decrease of $3.4 million due to an increase in depreciation expense.

          The net income decrease of $3.3 million in 2002 compared with 2001 was primarily due to the following:

•	Decrease of $1.3 million due to a decrease in margin.

•	Decrease of $3.3 million due to an increase in depreciation expense.

•	Increase of $1.8 million due to an increase in earnings from non-utility activities, at equity.

               Compared with the prior year, weather in our service area, as measured by degree days, was 21% colder in 2003, 21% warmer in 2002 and 23% colder in 2001. Volumes of gas delivered to customers (system throughput) were 149.1 million dekatherms in 2003, compared with 126.1 million dekatherms in 2002, an increase of 18%, and 134.4 million dekatherms in 2001. In addition to system throughput, secondary market sales volumes were 45.9 million dekatherms in 2003, compared with 55.7 million dekatherms in 2002 and 29.5 million dekatherms in 2001.

               Operating revenues were $1,220.8 million in 2003, $832 million in 2002 and $1,107.9 million in 2001. Operating revenues in 2003 increased $388.8 million compared with 2002 primarily due to the following increases:

•	$98.3 million from increased volumes billed due to colder weather and growth in our customer base, including $16.2 million from NCGS. Billed volumes increased 16.4 million dekatherms primarily due to 21% colder weather.

•	$143.7 million due to increased wholesale gas prices.

•	$99.6 million from secondary market activity.

•	$31.9 million due to a change in the way we record revenues and cost of gas related to volumes delivered but not yet billed. See Note 1.H to the consolidated financial statements.

•	$25.7 million from increased customer rates and charges, including changes in rate design in North Carolina and South Carolina effective November 1, 2002.

•	$19 million from volumes billed to NCNG customers.

These increases were partially offset by $10.2 million in credits to customers from the WNA in 2003, compared with surcharges of $19.8 million in 2002, a net decrease in operating revenues of $30 million. As discussed above, we have a WNA in all three states that is designed to offset the impact that unusually cold or warm weather has on residential and commercial customer billings and margin.

               Operating revenues in 2002 decreased $275.9 million compared with 2001 primarily due to the following decreases:

•	$275.3 million as a result of a decrease of 12.9 million dekatherms delivered to weather-sensitive residential and commercial customers due to warmer weather.

•	Significant decreases in the wholesale commodity cost of gas resulting in a corresponding decrease in rates charged to customers as substantially all changes in gas prices are passed through to customers.

These decreases were partially offset by an increase of $27.9 million from secondary market activity.

               In general rate proceedings, the state regulatory commissions have authorized us to recover a margin, applicable rate less cost of gas, on each unit of gas sold. The commissions have also authorized us to negotiate lower rates to industrial customers when necessary to remain competitive and to recover margin losses resulting from these negotiated transactions. The ability to recover such negotiated margin reductions is subject to continuing regulatory approvals.

               Cost of gas was $837.9 million in 2003, $496.2 million in 2002 and $769.9 million in 2001. Cost of gas in 2003 increased $341.7 million compared with 2002 primarily due to the following increases:

•	$143.7 million due to increases in the wholesale commodity cost of gas from suppliers.

•	$56.9 million due to an increase in system throughput, including $10.4 million from NCGS.

•	$99 million due to an increase in secondary market activity.

•	$22.8 million due to a change in the way we record revenues and cost of gas related to volumes delivered but not yet billed.

•	$13.3 million from the acquisitions of NCNG and an equity interest in EasternNC.

              Cost of gas in 2002 decreased $273.7 million compared with 2001 primarily due to significant decreases in the wholesale commodity cost of gas and a decrease in volumes delivered to weather-sensitive residential and commercial customers due to warmer weather.

              Margin was $382.9 million in 2003, $335.8 million in 2002 and $338 million in 2001. The margin increase of $47.1 million in 2003 compared with 2002 was primarily due to the following increases:

•	$43 million due to customer growth, including the NCGS acquisition, and colder weather resulting in an increase of 16.4 million dekatherms of gas billed to customers.

•	$24.9 million from increased customer rates and charges, including changes in rate design effective November 1, 2002, in North Carolina and South Carolina.

•	$9.2 million due to a change in the way we record revenues and cost of gas related to volumes delivered but not yet billed. See Note 1.H to the consolidated financial statements.

•	$5.7 million due to the acquisitions of NCNG and an equity interest in EasternNC.

These increases to margin were partially offset by a decrease of $30 million due to WNA credits to customers in 2003 compared with charges to customers in 2002.

               The margin decrease of $2.2 million in 2002 compared with 2001 was primarily due to the following:

•	$9.2 million decrease due to warmer weather resulting in a decrease of 12.9 million dekatherms to weather sensitive residential and commercial customers despite customer growth.

•	$2.2 million increase due to an increase of 4.1 million dekatherms to industrial customers.

•	$4.1 million increase due to the allocation of gas costs between jurisdictions.

               Operations and maintenance expenses were $152.1 million in 2003, $133.4 million in 2002 and $133.4 million in 2001. The operations and maintenance expenses increase of $18.7 million in 2003 compared with 2002 was primarily due to the following increases:

•	$9 million in payroll costs primarily due to merit increases, including the impact of moving to a common review date for all non-bargaining unit employees, the addition of NCNG employees, accruals of the short-term and long-term incentive plans and severance paid to NCNG employees not acquired.

•	$5.1 million in employee benefits expense primarily due to increases in pension and postretirement health care and life insurance costs.

•	$3.4 million in the provision for uncollectibles primarily due to higher charge-offs resulting from colder weather and higher gas prices.

•	$1.5 million in risk insurance due to higher premiums.

These increases were partially offset by a decrease of $2.7 million to defer as a regulatory asset EasternNC’s operations and maintenance costs that were expensed prior to September 30, 2003. See Note 3 to the consolidated financial statements.

               Operations and maintenance expenses were even in 2002 and 2001; however, the following increases and decreases in 2002 compared with 2001 were experienced:

•	$5.1 million increase in payroll costs due to merit increases, accrual of the long-term incentive plan and positions being filled by employees rather than by outside contractors.

•	$1.4 million increase in employee benefits costs due to pension expense in 2002 compared with pension income in 2001 and increased health insurance premiums.

•	$2 million decrease in outside labor partially offset by payroll costs as noted above.

•	$5 million decrease in the provision for uncollectibles due to improved charge-off experience in 2002 due to warmer weather and lower gas prices.

               Depreciation expense increased from $52.1 million to $63.2 million over the three-year period 2001 to 2003 primarily due to increases in plant in service, including one month of depreciation expense in 2003 on plant acquired from NCNG. Due to the continued growth in our service areas and our commitment to capital expansion and a full year of depreciation expense in 2004 on plant acquired from NCNG, we anticipate that depreciation expense will continue to increase.

               General taxes were $24.4 million in 2003, $23.9 million in 2002 and $24 million in 2001.

               Other income (expense), net of income taxes, was $12.3 million in 2003, $12.7 million in 2002 and $10.9 million in 2001. Income from non-utility activities, at equity, decreased $1.2 million in 2003 compared with 2002 primarily due to a decrease of $4.1 million in earnings from SouthStar’s operations, partially offset by an increase of $3.1 million in earnings from propane operations. Income from non-utility activities, at equity, increased $2.9 million in 2002 compared with 2001 primarily due to an increase of $5.9 million in earnings from SouthStar’s operations, partially offset by a decrease of $2.7 million in earnings from propane operations primarily due to the impact of warmer weather.

               The equity portion of the allowance for funds used during construction (AFUDC), was $1.1 million in 2003, $2 million in 2002 and $1.8 million in 2001. AFUDC is allocated between equity and debt based on actual amounts computed and the ratio of construction work in progress to average short-term borrowings.

               Non-operating income is comprised of merchandising, jobbing and compressed natural gas operations, the non-equity portion of activities of the subsidiaries, interest income and other miscellaneous income. Non-operating income was $2.6 million in 2003, $1.2 million in 2002 and $1.1 million in 2001.

               Non-operating expense is comprised of charitable contributions and other miscellaneous expenses. Non-operating expense was $.9 million in 2003, $.7 million in 2002 and $.9 million in 2001.

               Utility interest charges were $40.2 million in 2003, $40.6 million in 2002 and $39.4 million in 2001. Utility interest charges decreased $.4 million in 2003 compared with 2002 primarily due to the following decreases:

•	$1 million in interest on long-term debt due to lower balances outstanding.

•	$1 million in interest on refunds due customers due to lower balances outstanding.

These decreases were partially offset by an increase of $1.2 million in interest on short-term debt, primarily due to commercial paper issued to temporarily finance the acquisitions of NCNG and an equity interest in EasternNC.

               Utility interest charges increased $1.2 million in 2002 compared with 2001 primarily due to the following:

•	$1.3 million increase in interest on long-term debt due to higher balances outstanding.

•	$3.5 million decrease in the portion of AFUDC attributable to borrowed funds.

These increases in utility interest charges were partially offset by the following:

•	$2.7 million decrease in interest on short-term debt due to lower balances outstanding at lower interest rates.

•	$.9 million decrease in interest on refunds due customers due to lower balances outstanding.

Environmental Matters

               Our three state regulatory commissions have authorized us to utilize deferral accounting, or to create a regulatory asset, in connection with environmental costs. Accordingly, we have established regulatory assets for environmental costs incurred and for estimated environmental liabilities.

               In 1997, we entered into a settlement with a third party with respect to nine manufactured gas plant (MGP) sites that we have owned, leased or operated and paid an amount that released us from any investigation and remediation liability. Although no such claims are pending or, to our knowledge, threatened, the settlement did not cover any third-party claims for personal injury, death, property damage and diminution of property value or natural resources. Three other MGP sites that we also have owned, leased or operated were not included in the settlement.

               In 2002, in connection with the acquisition of certain assets and liabilities of NCGS, we acquired the liability for potential remediation costs of an MGP site located in Reidsville, North Carolina. Based on a limited assessment performed by a third party on this site and its similarity to the three sites not covered by the settlement noted above, we increased our environmental liability in the fourth quarter of 2002 by $1.5 million, with an offsetting increase to a regulatory asset, to reflect a liability of $.6 million for each of the four sites.

               As of October 31, 2003, our undiscounted environmental liability totaled $2.9 million, consisting of $2.6 million for the four MGP sites and $.3 million for underground storage tanks not yet remediated. This liability is not net of any anticipated recoveries.

               As of October 31, 2003, our regulatory assets for environmental costs totaled $5.4 million, net of recoveries from customers, in connection with the estimated liabilities for the MGP sites and underground storage tanks and for environmental costs incurred, primarily legal fees and engineering assessments. The portion of the regulatory assets representing actual costs incurred is being amortized as recovered in rates from customers in all three states.

               Further evaluations of the MGP sites and the underground storage tank sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on financial position or results of operations.

               In connection with the NCNG general rate case proceeding discussed in Note 3 to the consolidated financial statements, the NCUC ordered an environmental regulatory liability of $3.5 million be established for refund to customers over the three-year period beginning November 1, 2003. This liability was derived from deducting deferred MGP costs from a prior payment made to NCNG by its insurers.

Recently Issued Accounting Standards

               We will adopt FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), in our second quarter ending April 30, 2004. We believe that FIN 46 applies to our equity investments, all of which were acquired prior to February 1, 2003. We have evaluated the impact of FIN 46 on our equity method investments and concluded that we are not the primary beneficiary as we do not absorb a majority of the expected losses nor are we entitled to a majority of the residual returns. Accordingly, we believe the adoption of FIN 46 will not have a material effect on financial position or results of operations.

               In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised)” (Statement 132). Statement 132 requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. We will adopt Statement 132 in our second quarter beginning February 1, 2004. We believe the adoption of Statement 132 will not have a material effect on financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

               We hold all financial instruments discussed below for purposes other than trading. We are potentially exposed to market risk due to changes in interest rates and the cost of gas. Exposure to interest rate changes relates to both short- and long-term debt. Exposure to gas cost variations relates to the wholesale supply, demand and price for natural gas.

Interest Rate Risk

               We have short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements varies from period to period depending upon many factors, including our investments in capital projects. Future short-term interest expense and payments will be impacted by both short-term interest rates and borrowing levels.

               As of October 31, 2003, we had $109.5 million of short-term debt outstanding under committed bank lines of credit at a weighted average interest rate of 1.58%. During 2003, such short-term debt ranged from zero to $114.5 million. As of October 31, 2003, we also had outstanding borrowings of $445.6 million under a commercial paper program at a weighted average interest rate of 1.16%. The carrying amount of our short-term debt approximates fair value.

               Information as of October 31, 2003, about our long-term debt that is sensitive to changes in interest rates is presented below.

	Expected Maturity Date
								Fair Value as
						There-		of October 31,
	2004	2005	2006	2007	2008	after	Total	2003

	(dollars in millions)
Fixed Rate Long-term Debt	$2	$—	$35	$—		$425	$462	$507
Average Interest Rate	10.06%	—	9.44%	—		7.55%	7.71%

Commodity Price Risk

               In the normal course of business, we utilize exchange-traded contracts of various duration for the forward sales and purchase of natural gas. We manage our gas supply costs through a portfolio of short- and long-term procurement contracts with various suppliers and financial price-hedging instruments. Due to cost-based rate regulation in our utility operations, we have limited exposure to changes in commodity prices as substantially all changes in purchased gas costs and the costs of hedging our gas supplies are passed on to customers under gas cost recovery mechanisms.

               For further information on market risk, see “Financial Condition and Liquidity” in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

               Consolidated financial statements and schedules required by this item are listed in Item 15 (a) 1 and 2 in Part IV of this Form 10-K on page 69.

Consolidated Balance Sheets
October 31, 2003 and 2002

Assets

In thousands	2003	2002

Utility Plant:
Utility plant in service	$2,330,528	$1,689,743
Less accumulated depreciation	576,823	572,445

Utility plant in service, net	1,753,705	1,117,298
Construction work in progress	58,594	41,225

Total utility plant, net	1,812,299	1,158,523

Other Physical Property, at cost (net of accumulated depreciation of $1,740 in 2003 and $1,531 in 2002)	1,115	1,078

Current Assets:
Cash and cash equivalents	11,172	5,100
Restricted cash	6,749	8,028
Receivables (less allowance for doubtful accounts of $2,743 in 2003 and $810 in 2002)	58,662	37,504
Unbilled utility revenues	34,630	—
Inventories:
Gas in storage	121,723	65,688
Materials, supplies and merchandise	4,774	2,860
Deferred cost of gas	—	13,592
Refundable income taxes	23,758	10,329
Prepayments	31,085	19,215
Other	15,091	13,470

Total current assets	307,644	175,786

Investments, Deferred Charges and Other Assets:
Investments in non-utility activities, at equity	96,191	80,342
Goodwill	50,924	7,109
Unamortized debt expense (amortized over life of related debt on a straight-line basis)	3,748	3,841
Other	24,485	18,409

Total investments, deferred charges and other assets	175,348	109,701

Total	$2,296,406	$1,445,088

See notes to consolidated financial statements.

Capitalization and Liabilities

In thousands	2003	2002

Capitalization:
Stockholders’ equity:
Cumulative preferred stock – no par value – 175 shares authorized	$—	$—
Common stock – no par value – 100,000 shares authorized; outstanding, 33,655 in 2003 and 33,090 in 2002	372,651	352,553
Retained earnings	259,476	240,026
Accumulated other comprehensive income	(1,932)	(2,983)

Total stockholders’ equity	630,195	589,596
Long-term debt	460,000	462,000

Total capitalization	1,090,195	1,051,596

Current Liabilities:
Current maturities of long-term debt and sinking fund requirements	2,000	47,000
Notes payable	109,500	46,500
Commercial paper	445,559	—
Accounts payable	90,901	51,093
Income taxes accrued	612	—
Customers’ deposits	16,408	11,611
Deferred income taxes	16,949	1,384
General taxes accrued	19,594	15,094
Refunds due customers	5,382	15,635
Other	18,257	16,814

Total current liabilities	725,162	205,131

Deferred Credits and Other Liabilities:
Deferred income taxes	188,503	158,275
Unamortized federal investment tax credits	5,042	5,593
Asset retirement obligations	245,879	—
Other	41,625	24,493

Total deferred credits and other liabilities	481,049	188,361

Total	$2,296,406	$1,445,088

See notes to consolidated financial statements.

Consolidated Statements of Income
For the Years Ended October 31, 2003, 2002 and 2001

In thousands except per share amounts	2003	2002	2001

Operating Revenues	$1,220,822	$832,028	$1,107,856
Cost of Gas	837,942	496,234	769,878

Margin	382,880	335,794	337,978

Operating Expenses:
Operations	131,439	112,421	114,358
Maintenance	20,668	21,006	19,064
Depreciation	63,164	57,593	52,060
General taxes	24,410	23,863	23,952
Income taxes	40,093	30,784	34,575

Total operating expenses	279,774	245,667	244,009

Operating Income	103,106	90,127	93,969

Other Income (Expense):
Non-utility activities, at equity	17,972	19,207	16,271
Allowance for equity funds used during construction	1,128	1,986	1,767
Non-operating income	2,560	1,238	1,119
Non-operating expense	(863)	(727)	(927)
Income taxes	(8,524)	(9,010)	(7,300)

Total other income (expense), net of tax	12,273	12,694	10,930

Utility Interest Charges:
Interest on long-term debt	37,740	39,056	37,789
Allowance for borrowed funds used during construction	(1,135)	(1,438)	(4,910)
Other	3,592	2,986	6,535

Total utility interest charges	40,197	40,604	39,414

Income before Minority Interest in Income of Consolidated Subsidiary	75,182	62,217	65,485
Less Minority Interest in Income of Consolidated Subsidiary	820	—	—

Net Income	$74,362	$62,217	$65,485

Average Shares of Common Stock:
Basic	33,391	32,763	32,183
Diluted	33,503	32,937	32,420
Earnings Per Share of Common Stock:
Basic	$2.23	$1.90	$2.03
Diluted	$2.22	$1.89	$2.02

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended October 31, 2003, 2002 and 2001

In thousands	2003	2002	2001

Cash Flows from Operating Activities:
Net income	$74,362	$62,217	$65,485

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,161	58,393	53,069
Amortization of investment tax credits	(550)	(556)	(558)
Allowance for funds used during construction	(2,263)	(3,424)	(6,677)
Undistributed earnings from equity investments	(17,972)	(19,207)	(16,271)
Changes in assets and liabilities:
Restricted cash	1,934	(964)	32,732
Receivables	(32,151)	(11,606)	29,247
Inventories	(34,547)	4,614	588
Other assets	(21,251)	8,054	47,484
Accounts payable	10,597	9,949	(47,169)
Refunds due customers	2,577	(16,050)	(1,204)
Deferred income taxes	45,792	14,104	(8,193)
Other liabilities	8,915	3,402	12,916

Total adjustments	25,242	46,709	95,964

Net cash provided by operating activities	99,604	108,926	161,449

Cash Flows from Investing Activities:
Utility construction expenditures	(77,935)	(80,112)	(83,536)
Capital contributions to equity investments	(2,224)	(4,492)	(16,929)
Capital distributions from equity investments	10,188	22,143	15,885
Purchase of gas distribution systems	2,153	(26,000)	(6,625)
Purchase of NCNG and EasternNC, net of cash received of $7,185	(450,168)	—	—
Other	(118)	(112)	(361)

Net cash used in investing activities	(518,104)	(88,573)	(91,566)

Cash Flows from Financing Activities:
Increase (Decrease) in notes payable	63,000	14,500	(67,500)
Increase in commercial paper	445,559	—	—
Proceeds from issuance of long-term debt	—	—	60,000
Retirement of long-term debt	(47,000)	(2,000)	(32,000)
Issuance of common stock through dividend reinvestment and employee stock plans	17,925	18,546	15,389
Dividends paid	(54,912)	(51,909)	(48,909)

Net cash provided by (used in) financing activities	424,572	(20,863)	(73,020)

Net Increase (Decrease) in Cash and Cash Equivalents	6,072	(510)	(3,137)
Cash and Cash Equivalents at Beginning of Year	5,100	5,610	8,747

Cash and Cash Equivalents at End of Year	$11,172	$5,100	$5,610

Cash Paid During the Year for:
Interest	$40,268	$39,696	$39,977
Income taxes	$30,554	$34,166	$51,430
Noncash Investing and Financing Activities Related to Acquisitions of NCNG and EasternNC:
Fair value/book value of assets acquired	$511,135
Cash paid	(457,353)
Adjustment of estimated working capital to actual	2,010

Liabilities assumed	$55,792

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
For the Years Ended October 31, 2003, 2002 and 2001

			Accumulated
			Other
	Common	Retained	Comprehensive
In thousands except per share amounts	Stock	Earnings	Income	Total

Balance, October 31, 2000	$314,230	$213,142	$—	$527,372

Comprehensive Income:
Net Income		65,485		65,485
Other comprehensive income:
Cumulative effect of adoption of Statement 133			209
Unrealized loss of equity investments hedging activities, net of tax of ($777)			(1,438)
Reclassification of equity investments hedging activities included in net income, net of tax of ($79)			(148)	(1,377)

Total comprehensive income				64,108
Common Stock Issued	17,808			17,808
Dividends Declared ($1.52 per share)		(48,909)		(48,909)

Balance, October 31, 2001	332,038	229,718	(1,377)	560,379

Comprehensive Income:
Net income		62,217		62,217
Other comprehensive income:
Unrealized loss of equity investments hedging activities, net of tax of ($1,699)			(2,571)
Reclassification of equity investments hedging activities included in net income, net of tax of $620			965	(1,606)

Total comprehensive income				60,611
Common Stock Issued	20,515			20,515
Dividends Declared ($1.585 per share)		(51,909)		(51,909)

Balance, October 31, 2002	352,553	240,026	(2,983)	589,596

Comprehensive Income:
Net income		74,362		74,362
Other comprehensive income:
Unrealized loss of equity investments hedging activities, net of tax of ($869)			(1,326)
Reclassification of equity investments hedging activities included in net income, net of tax of $1,553			2,377	1,051

Total comprehensive income				75,413
Common Stock Issued	20,098			20,098
Dividends Declared ($1.645 per share)		(54,912)		(54,912)

Balance, October 31, 2003	$372,651	$259,476	$(1,932)	$630,195

In thousands	2003	2002	2001

Reconciliation of Accumulated Other Comprehensive Income:
Balance, beginning of year	$(2,983)	$(1,377)	$—
Cumulative effect of adoption of Statement 133	—	—	209
Current year reclassification to net income	2,377	965	(148)
Current year change	(1,326)	(2,571)	(1,438)

Balance, end of year	$(1,932)	$(2,983)	$(1,377)

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

A. Operations and Principles of Consolidation.

               Piedmont Natural Gas Company, Inc. (Piedmont), is an energy services company primarily engaged in the distribution of natural gas to residential, commercial and industrial customers in the Piedmont and eastern regions of North Carolina, the Piedmont region of South Carolina and the metropolitan Nashville, Tennessee, area. Our subsidiaries are invested in joint venture, energy-related businesses, including unregulated retail natural gas and propane marketing, interstate natural gas storage, intrastate natural gas transportation and regulated natural gas distribution. Our utility operations are regulated by three state regulatory commissions. For further information on regulatory matters, see Note 3 to the consolidated financial statements.

               The consolidated financial statements reflect the accounts of Piedmont, its wholly owned subsidiaries and its 50% equity investment in Eastern North Carolina Natural Gas Company (EasternNC). Our equity interest in EasternNC is considered to be a controlling interest and we have consolidated EasternNC for presentation in the accompanying consolidated financial statements. EasternNC is a regulated utility that is engaged in the distribution of natural gas to residential, commercial and industrial customers in eastern North Carolina. For further information on EasternNC, see Note 2 to the consolidated financial statements.

               Investments in non-utility activities are accounted for under the equity method as we do not have controlling voting interests or otherwise exercise control over the management of such companies. Our ownership interest in each entity is recorded in “Investments in non-utility activities, at equity” in the consolidated balance sheets. Earnings or losses from equity investments are recorded in “Non-utility activities, at equity” in “Other Income (Expense)” in the consolidated statements of income. Revenues and expenses of all other non-utility activities are included in “Non-operating income” in “Other Income (Expense)” in the consolidated statements of income. Significant inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting For The Effects of Certain Types of Regulation” (Statement 71).

               Effective at the close of business on September 30, 2003, we purchased North Carolina Natural Gas Corporation (NCNG) and an equity interest in EasternNC. For further information on the acquisitions, see Note 2 to the consolidated financial statements. The transactions were accounted for using the purchase method of accounting for business combinations and considering Statement 71. Accordingly, the accompanying consolidated financial statements include the results of NCNG and EasternNC since September 30, 2003.

B. Rate-Regulated Basis of Accounting.

               Statement 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Statement 71, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, pursuant to orders of the state regulatory commissions, either in general rate proceedings or expense deferral proceedings, in order to provide for recovery from or refund to utility customers in future periods.

               We monitor the regulatory and competitive environment in which we operate to determine that our regulatory assets continue to be probable of recovery. If we were to determine that all or a portion of these regulatory assets no longer met the criteria for continued application of Statement 71, we would write off that portion which we could not recover, net of any regulatory liabilities which would be deemed no longer necessary. Our reviews have not resulted in any write offs of any regulatory assets or liabilities.

               The amounts recorded as regulatory assets and liabilities in the consolidated balance sheets as of October 31, 2003 and 2002, are summarized as follows:

In thousands	2003	2002

Regulatory Assets:
Unamortized debt expense	$3,748	$3,841
Environmental costs	5,442	6,153
Demand-side management costs	5,711	6,211
Deferred EasternNC operations and maintenance costs	2,913	—
Deferred NCNG integration costs	3,064	—
Deferred pension and other retirement benefits costs	3,094	542
Other	2,492	2,987

Total	$26,464	$19,734

Regulatory Liabilities:
Asset retirement obligations	$245,879	$—
Refunds due customers	5,382	15,635
Deferred taxes	12,601	13,013
Environmental liability due customers	3,471	—

Total	$267,333	$28,648

C. Utility Plant and Depreciation.

               Utility plant is stated at original cost, including direct labor and materials, allocable overheads and an allowance for borrowed and equity funds used during construction (AFUDC). For the years ended October 31, 2003, 2002 and 2001, AFUDC totaled $2,263,000, $3,424,000 and $6,677,000, respectively. The portion of AFUDC attributable to equity funds is included in “Other Income (Expense)” and the portion attributable to borrowed funds is shown as a reduction of “Utility Interest Charges” in the consolidated statements of income. The costs of property retired are removed from utility plant and charged to accumulated depreciation.

               We compute depreciation expense using the straight-line method over a period of 5 to 72 years. The composite weighted-average depreciation rates were 3.61% for 2003, 3.55% for 2002 and 3.45% for 2001.

               Effective November 1, 2002, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (Statement 143), which addresses accounting and reporting for legal asset retirement obligations associated with the retirement of long-lived assets. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if a reasonable estimate of fair value can be made. We have determined that asset retirement obligations exist for our underground mains and services; however, the fair value of the obligation cannot be determined because the end of the system life is indeterminable.

               Depreciation rates for utility plant are approved by our regulatory commissions. In North Carolina, we are required to conduct a depreciation study every five years and propose new depreciation rates for approval. No such five-year requirement exists in South Carolina or Tennessee; however, we periodically propose revised rates in those states based on depreciation studies. The approved depreciation rates are comprised of two components, one based on average service life and one based on cost of removal. Therefore, we accrue estimated costs of removal of long-lived assets through depreciation expense. In connection with the adoption of Statement 143, the cost of removal component of accumulated depreciation, that is, the “non-legal” asset retirement obligations, was reclassified to a regulatory liability “Asset retirement obligations” which totaled $245,879,000 as of October 31, 2003. Prior to adoption, this component was in “accumulated depreciation” and totaled $179,958,000 as of October 31, 2002.

D. Goodwill, Equity Investments and Long-Lived Assets.

               All of our goodwill is attributable to the regulated utility segment. We evaluate goodwill for impairment annually or more frequently if impairment indicators arise using the present value and invested capital techniques. The present value technique is based on discounted cash flows to estimate fair value. The invested capital technique is based on market multiples of companies that are representative of our peers in the natural gas distribution industry. These calculations are dependent on several subjective factors, including the timing of future cash flows, future growth rates and the discount rate. An impairment charge would be recognized if the carrying value of the reporting unit’s goodwill exceeded its fair value. Through October 31, 2003, no impairment has been recognized.

               The following presents the balance in goodwill as of October 31, 2002 and 2003, and the changes for the year ended October 31, 2003. For further information on acquisitions, see Note 2 to the consolidated financial statements.

In thousands

Balance as of October 31, 2001	$—
Acquisition of NCGS	7,109

Balance as of October 31, 2002	7,109
Acquisition adjustment for NCGS	(2)
Acquisition of NCNG	42,150
Acquisition of EasternNC	1,139
Minority interest in EasternNC:
At acquisition	1,348
Income for the year	(820)

Balance as of October 31, 2003	$50,924

               We review for impairment our investments in non-utility activities accounted for under the equity method and our long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our reviews conducted during 2003 did not result in any impairment charges; however, we did write down our investment in propane marketing activities during 2002. For further information on our equity investments, see Note 10 to the consolidated financial statements.

E. Inventories.

               We maintain inventories on the basis of average cost. Cost for gas in storage is defined as the amount recoverable under rate schedules approved by the state regulatory commissions.

F. Deferred Purchased Gas Adjustment.

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

G. Taxes.

               We provide deferred income taxes for differences between the book and tax basis of assets and liabilities, principally attributable to accelerated tax depreciation, equity investments and the timing of the recording of revenues and cost of gas. We amortize deferred investment tax credits to income over the estimated useful life of the related property.

               General taxes consist primarily of property taxes, payroll taxes and franchise taxes. Also included to a lesser degree are gross receipts taxes, excise tax on natural gas used by us and a state regulatory fee. Such taxes are not included in revenues and expenses.

H. Operating Revenues.

               In the quarter ended January 31, 2003, we performed an analysis of our revenue recognition practices and began recording revenues and cost of gas related to volumes delivered but not yet billed. Recording unbilled revenues changes the timing of revenue recognition from the cycle-billing method to the accrual method which is based on when the service is provided. The effect of the change was to increase net income $5,823,000 and earnings per share $.17 for the year ended October 31, 2003. Prior to 2003, we recognized revenues from meters read on a monthly cycle basis and deferred the cost of gas for volumes delivered but not yet billed.

I. Earnings Per Share.

               We compute basic earnings per share using the weighted average number of shares of Common Stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the years ended October 31, 2003, 2002 and 2001, is presented below:

In thousands except per share amounts	2003	2002	2001

Net Income	$74,362	$62,217	$65,485

Average shares of Common Stock outstanding for basic earnings per share	33,391	32,763	32,183
Contingently issuable shares under the Long-Term Incentive Plan	112	174	237

Average shares of dilutive stock	33,503	32,937	32,420

Earnings Per Share:
Basic	$2.23	$1.90	$2.03
Diluted	$2.22	$1.89	$2.02

J. Statement of Cash Flows.

               For purposes of reporting cash flows, we consider instruments purchased with an original maturity at date of purchase of three months or less to be cash equivalents.

K. Recently Issued Accounting Standards.

               We will adopt FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), in our second quarter ending April 30, 2004. We believe that FIN 46 applies to our equity investments, all of which were acquired prior to February 1, 2003. We have evaluated the impact of FIN 46 on our equity method investments and concluded that we are not the primary beneficiary as we do not absorb a majority of the expected losses nor are we entitled to a majority of the residual returns. Accordingly, we believe the adoption of FIN 46 will not have a material effect on financial position or results of operations.

               In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised)” (Statement 132). Statement 132 requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. We will adopt Statement 132 in our second quarter beginning February 1, 2004. We believe the adoption of Statement 132 will not have a material effect on financial position or results of operations.

L. Use of Estimates.

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

M. Reclassifications.

               We have reclassified certain financial statement items for 2002 and 2001 to conform with the 2003 presentation.

2. Acquisitions

               Effective at the close of business on September 30, 2003, we purchased for $417,500,000 in cash 100% of the common stock of NCNG from Progress Energy, Inc. (Progress). NCNG, a natural gas distributor, served approximately 176,000 customers in eastern North Carolina, including 57,000 customers served by four municipalities who were wholesale customers of NCNG. The purchase price for the NCNG common stock was increased by the amount of NCNG’s working capital on the closing date. Based on a preliminary working capital schedule, the closing date working capital was $32,353,000. The preliminary working capital amount will be adjusted to actual under the terms of the purchase agreement in 2004. NCNG was merged into Piedmont immediately following the closing.

               We also purchased for $7,500,000 in cash Progress’ equity interest in EasternNC. EasternNC is a regulated utility that has a certificate of public convenience and necessity to provide natural gas service to 14 counties in eastern North Carolina that previously were not served with natural gas. Progress’ equity interest in EasternNC consisted of 50% of EasternNC’s outstanding common stock and 100% of EasternNC’s outstanding preferred stock. We are obligated to purchase additional authorized but unissued shares of such preferred stock for $14,400,000.

               We funded the purchases with short-term debt of $445,266,000 under a commercial paper program which is discussed in Note 6. On December 19, 2003, we sold $200,000,000 of medium-term notes and redeemed a portion of the outstanding commercial paper with the net proceeds.

               We recorded the assets purchased at fair value, except for utility plant, franchises and consents and miscellaneous intangible property that were recorded at book value in accordance with Statement 71. Goodwill of $42,150,000 for NCNG and $1,139,000 for EasternNC was recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (Statement 142), and will be subject to impairment analysis in future periods. Substantially all of the goodwill is expected to be deductible for tax purposes. All goodwill was assigned to the utility segment.

               The following table summarizes the preliminary purchase price allocation of assets acquired and liabilities assumed as of September 30, 2003.

In thousands	NCNG	EasternNC	Total

Utility plant, net	$381,567	$8,952	$390,519
Investments, at equity	5,450	—	5,450
Current assets	60,203	7,723	67,926
Goodwill	42,150	1,139	43,289
Minority interest	—	1,348	1,348
Non-current assets	2,603	—	2,603

Total assets acquired	491,973	19,162	511,135
Current liabilities	(32,879)	(11,646)	(44,525)
Non-current liabilities	(11,251)	(16)	(11,267)

Net assets acquired	$447,843	$7,500	$455,343

               We are in the process of evaluating and measuring certain assets acquired and liabilities assumed in the acquisition, primarily working capital. The allocation of the purchase price is subject to refinement according to terms specified in the stock purchase agreement and will be completed in 2004.

               The primary reasons for these acquisitions are consistent with our strategy of pursuing profitable growth in our core natural gas distribution business in the Southeast. The reasons for the acquisitions and the factors that contributed to the goodwill include:

•	A reasonable purchase price slightly above book value,

•	The prospect of entering a market contiguous to our existing North Carolina service areas where, as a combined company, we could realize on-going system benefits,

•	The prospect of acquiring an operation that could be integrated into our existing business systems and processes, and

•	The opportunity to grow within a regulatory environment with which we are familiar.

               Our consolidated results of operations for 2003 include the operations of NCNG and EasternNC since September 30, 2003. The following information for the years ended October 31, 2003 and 2002, is provided on an unaudited pro forma basis, assuming the acquisitions and the related permanent financing had occurred as of November 1, 2001:

In thousands, except per share amounts	2003	2002

Operating revenues	$1,581,849	$1,145,958
Income from continuing operations	76,808	67,967
Net income	76,808	67,967
Earnings per share	$2.03	$1.82

               This unaudited pro forma information is not necessarily indicative of the results of operations had the acquisitions actually occurred at the beginning of our fiscal year 2002, nor is it indicative of future results.

               Effective September 30, 2002, we purchased for $26,000,000 in cash substantially all of the natural gas distribution assets and certain of the liabilities of North Carolina Gas Service (NCGS), a division of NUI Utilities, Inc. The initial purchase price was reduced by $2,153,000 in 2003 due to adjusting estimated working capital to actual. Final determination of the purchase price allocation resulted in goodwill of $7,107,000. The transaction added 14,000 customers to our distribution system in the counties of Rockingham and Stokes, North Carolina.

               Effective January 1, 2001, we purchased for cash the natural gas distribution assets of Atmos Energy Corporation located in the city of Gaffney and portions of Cherokee County, South Carolina. The acquisition was at book value of $6,625,000 and added 5,400 customers to our operations.

3. Regulatory Matters

               Our utility operations are subject to regulation by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also subject to regulation by the NCUC as to the issuance of securities. The utility operations of EasternNC are subject to regulation by the NCUC.

               In 1996, the NCUC ordered us to establish an expansion fund to enable the extension of natural gas service into unserved areas of the state. The expansion fund was funded with supplier refunds, plus investment income earned, that would otherwise be refunded to customers. In accordance with an NCUC order in 2002, we no longer deposit such refunds in the expansion fund. As of October 31, 2003, the balance of $6,094,000 in our expansion fund held by the state is included in “Restricted cash” with an offsetting liability included in “Refunds due customers” in the consolidated balance sheets.

               In 2002, the PSCSC approved a gas cost hedging plan for the purpose of cost stabilization for customers. This plan is limited to 60% of our annual normalized sales volumes for South Carolina and operates off of historical pricing indices that are tied to future projected gas prices as traded on a national exchange. All properly accounted for costs incurred in accordance with the plan, except for certain personnel and administrative costs that are recovered in rates as operations and maintenance expenses, are deemed to be prudently incurred and are recovered in rates as a gas cost. We began hedging activities in April 2002 under the approved program.

               Effective November 1, 2002, we implemented a hedging program in North Carolina under the terms of a generic order issued by the NCUC on February 26, 2002, as later clarified by a Piedmont-specific order dated October 18. This plan is limited to 60% of the annual normalized sales volumes for North Carolina and operates off of pricing indices that are tied to future projected gas prices as traded on a national exchange. We believe the plan is designed with limited subjective discretion in making purchases with little or no risk of speculation in the market. Prudently incurred gas costs associated with the hedging program are not pre-approved by the NCUC but are treated as gas costs subject to the annual gas cost prudency review based on information available at the time of the hedge, not at the time of the prudency review. Through October 31, 2003, we have recovered 100% of gas costs subject to prudency review.

               On October 28, 2002, the NCUC issued an order approving an annual revenue increase of $13,889,000, effective November 1, 2002. This order also approved changes in cost allocations and rate design and changes in tariffs and service regulations.

               On October 29, 2002, the PSCSC issued an order approving an annual revenue increase of $8,381,000, effective November 1, 2002. This order also approved new depreciation rates and changes in cost allocations and rate design and changes in tariffs and service regulations.

               On March 31, 2003, NCNG filed an application with the NCUC requesting an increase in rates and charges along with changes in cost allocations and rate design and changes in tariffs and service regulations. On September 2, a settlement agreement supported by all parties in the proceeding was filed with the NCUC. The agreement provided for, among other things, an annual increase in NCNG’s regulatory margin of $29,444,000. The NCUC issued an order in accordance with the agreement on October 30, effective November 1, 2003.

               On April 29, 2003, we filed an application with the TRA requesting an annual increase in revenues along with changes in cost allocations and rate design and changes in tariffs and service regulations. On September 9, a settlement agreement with the Tennessee Consumer Advocate was filed with the TRA that, among other things, increased revenues by $10,300,000 annually. On September 22, the TRA approved the settlement agreement and authorized increased rates, effective November 1, 2003.

               On October 27, 2003, we filed a joint motion for clarification of the right of EasternNC to defer and collect its operations and maintenance expenses under prior NCUC orders. As part of EasternNC’s certificate authorization, the NCUC recognized that EasternNC would not have a sufficient customer base from which to immediately collect its operations and maintenance expenses. The NCUC allowed EasternNC to defer its operations and maintenance expenses for up to eight years or until the first rate case order. The NCUC set the cap on deferred expenses at $15,000,000. On December 1, 2003, the NCUC confirmed that these deferred expenses should be treated as a regulatory asset for future recovery from customers to the extent they are deemed prudent and proper. Operations and maintenance costs totaling $2,913,000, including those expensed prior to September 30, 2003, have been deferred as a regulatory asset.

4. Long-Term Debt

               All of our long-term debt is unsecured. Long-term debt as of October 31, 2003 and 2002, is summarized as follows:

In thousands	2003	2002

Senior Notes:
10.06%, due 2004	$2,000	$4,000
9.44%, due 2006	35,000	35,000
8.51%, due 2017	35,000	35,000
Medium-Term Notes:
6.23%, due 2003	—	45,000
7.35%, due 2009	30,000	30,000
7.80%, due 2010	60,000	60,000
6.55%, due 2011	60,000	60,000
6.87%, due 2023	45,000	45,000
8.45%, due 2024	40,000	40,000
7.40%, due 2025	55,000	55,000
7.50%, due 2026	40,000	40,000
7.95%, due 2029	60,000	60,000

Total	462,000	509,000
Less current maturities	2,000	47,000

Total	$460,000	$462,000

               Annual sinking fund requirements and maturities over the next five years are $2,000,000 in 2004, zero in 2005, $35,000,000 in 2006 and zero in 2007 and 2008.

               On December 19, 2003, we sold $100,000,000 of 5% and $100,000,000 of 6% medium-term notes available under a shelf registration filed with the Securities and Exchange Commission. The 5% note due 2013 and the 6% note due 2033 are each to be redeemed in a single payment at maturity.

               The amount of cash dividends that may be paid on Common Stock is restricted by provisions contained in our note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of October 31, 2003, net earnings available for restricted payments were $352,389,000. Retained earnings as of this date were $259,476,000; therefore, none of our retained earnings were restricted.

               We are subject to default provisions related to our long-term debt. The default provisions of our senior notes are:

•	Failure to make principal, interest or sinking fund payments,

•	Interest coverage of 1.75 times,

•	Total debt cannot exceed 70% of total capitalization,

•	Funded debt of all subsidiaries in the aggregate cannot exceed 15% of total company capitalization,

•	Failure to make payments on any capitalized lease obligation,

•	Bankruptcy, liquidation or insolvency, and

•	Final judgment against us in excess of $1 million that after 60 days is not discharged, satisfied or stayed pending appeal.

The default provisions of our medium-term notes are:

•	Failure to make principal, interest or sinking fund payments,

•	Failure after the receipt of a 90-day notice to observe or perform for any covenant or agreement on the part of Piedmont in the notes or in the indenture under which the notes were issued, and

•	Bankruptcy, liquidation or insolvency.

               Failure to satisfy any of the default provisions results in total outstanding issues of debt becoming due. There are cross default provisions in all debt agreements. Based upon our calculations, we met the default provisions as of October 31, 2003.

5. Capital Stock

               Changes in Common Stock for the years ended October 31, 2001, 2002 and 2003, are summarized as follows:

In thousands	Shares	Amount

Balance, October 31, 2000	31,914	$314,230
Issued to participants in the Employee Stock Purchase Plan (ESPP)	16	476
Issued to the Dividend Reinvestment and Stock Purchase Plan (DRIP)	461	14,913
Issued to participants in the Long-Term Incentive Plan (LTIP)	72	2,419

Balance, October 31, 2001	32,463	332,038
Issued to ESPP	16	507
Issued to DRIP	546	18,039
Issued to LTIP	65	1,969

Balance, October 31, 2002	33,090	352,553
Issued to ESPP	17	550
Issued to DRIP	484	17,375
Issued to LTIP	64	2,173

Balance, October 31, 2003	33,655	$372,651

               As of October 31, 2003, 2,910,000 shares of Common Stock were reserved for issuance as follows:

ESPP	132,000
DRIP	2,089,000
LTIP	689,000

Total	2,910,000

6. Financial Instruments and Related Fair Value

               Various banks provide lines of credit totaling $200,000,000 on a fee basis to finance current cash requirements. We have additional uncommitted lines of credit totaling $68,000,000 on a no fee and as needed, if available, basis. Short-term borrowings under the lines, with maturity dates of less than 90 days, include LIBOR cost-plus loans, transactional borrowings and overnight cost-plus loans based on the lending bank’s cost of money, with a maximum rate of the lending bank’s commercial prime interest rate.

               In addition to these bank lines of credit, we also have a commercial paper program. This program was put in place to provide for the temporary financing of our acquisitions of NCNG and the equity interest in EasternNC. We can issue up to $450,000,000 in unsecured promissory notes that are backed by a $450,000,000 credit agreement expiring June 22, 2004. The notes issued under this program on September 29, 2003, were sold at a discount from face values at LIBOR cost-plus rates with maturities ranging from 1 to 30 days. On December 19, 2003, we sold $200,000,000 of long-term debt. The net proceeds of $198,334,000 were used to redeem commercial paper. For further information on long-term debt, see Note 4 to the consolidated financial statements.

               As of October 31, 2003, outstanding borrowings under the lines of credit are included in “Notes payable” in the consolidated balance sheets and consisted of $109,500,000 in LIBOR cost-plus loans at a weighted average interest rate of 1.58%. As of October 31, 2003, outstanding borrowings under the commercial paper program were $445,559,000 at a weighted average interest rate of 1.16%.

               Our principal business activity is the distribution of natural gas. As of October 31, 2003, gas receivables were $51,227,000 and other receivables were $7,435,000, net of an allowance for doubtful accounts of $2,743,000. We believe that we have provided an adequate allowance for any receivables which may not be ultimately collected.

               The carrying amounts in the consolidated balance sheets of cash and cash equivalents, restricted cash, receivables, notes payable and accounts payable approximate their fair values due to the short-term nature of these financial instruments. Based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings, the estimated fair value amounts of long-term debt as of October 31, 2003 and 2002, including current portion, were as follows:

	2003		2002

In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$462,000	$506,882	$509,000	$589,503

               The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The fair value amounts do not reflect principal amounts that we will ultimately be required to pay.

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

               During the year ended October 31, 2003, we purchased and sold financial options for natural gas for our Tennessee gas purchase portfolio. As of October 31, 2003, we had forward positions for December 2003 through March 2004. The cost of these options and all other gas costs incurred are components of and are recovered under the guidelines of the Tennessee Incentive Plan. This plan establishes an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark amounts determined by published market indices. These differences, after applying a monthly 1% positive or negative deadband, together with margin from marketing transportation and capacity in the secondary market and margin from secondary market sales of gas, are subject to an overall annual cap of $1,600,000 for shareholder gains or losses. The net gains or losses on gas costs within the deadband (99% to 101% of the benchmark) are not subject to sharing under the plan and are allocated to customers. Any net gains or losses on gas costs outside the deadband are combined with capacity management benefits and shared between customers and shareholders, subject to the annual cap. The net overall annual performance results are collected from or refunded to customers, subject to the cap.

               During the year ended October 31, 2003, we purchased and sold financial options for natural gas for our South Carolina gas purchase portfolio. As of October 31, 2003, we had forward positions for December 2003 through March 2004. The costs of these options are pre-approved by the PSCSC for recovery from customers subject to our following the provisions of the gas cost hedging plan. The hedging program uses a matrix of historic, inflation-adjusted gas prices over the past four years plus the current season, with a heavier weighting on current data, as the basis for determining the purchase of financial instruments. The hedging portfolio is diversified over a rolling 24 months with a short-term focus (one to 12 months) and a long-term focus (13 to 24 months). Hedges are executed within the parameters of the matrix compared with NYMEX monthly prices as reviewed on a daily basis. We believe the plan is very structured in composition and designed to limit subjective discretion in making hedging decisions.

               During the year ended October 31, 2003, we purchased and sold financial options for natural gas for our North Carolina gas purchase portfolio. As of October 31, 2003, we had forward positions for December 2003 through March 2004. The operation of the hedging program is identical to that of the South Carolina hedging program.

               There is no income statement impact of the North Carolina and South Carolina programs as all costs and related gain or loss amounts are passed through to customers under regulatory gas cost recovery mechanisms and are recorded in “Refunds due customers,” a regulatory liability. We mark the derivative instruments to market under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), with a corresponding entry to “Refunds due customers.” As of October 31, 2003, the amount in “Refunds due customers” is net of $6,300,000 due from customers for the costs of the North Carolina and South Carolina hedging programs and the related mark-to-market adjustments.

7. Leases

               We lease certain buildings, land and equipment for use in our operations under noncancelable capital and operating leases. EasternNC leases one of its primary real properties under a noncancelable operating lease that expires in July 2007, and EasternNC has capital leases for equipment.

               For the years ended October 31, 2003, 2002 and 2001, operating lease rentals totaled $4,543,000, $4,520,000 and $4,400,000, respectively.

               Future minimum lease obligations, excluding taxes and other expenses, for leases in effect as of October 31, 2003, are payable as follows:

	Capital	Operating
In thousands	Leases	Leases

2004	$14	$4,786
2005	—	4,024
2006	—	2,775
2007	—	1,797
2008	—	1,122
Thereafter	—	2,519

Total minimum obligations	14	$17,023

Less amount representing interest	—

Present value of net minimum obligations	14
Less current portion	14

Long-term portion	$—

8. Employee Benefit Plans

               We have a defined-benefit pension plan for the benefit of eligible full-time employees. An employee becomes eligible on the January 1 or July 1 following either the date on which he or she attains age 30 or attains age 21 and completes 1,000 hours of service during the 12-month period commencing on the employment date. Plan benefits are generally based on credited years of service and the level of compensation during the five consecutive years of the last ten years prior to retirement during which the participant received the highest compensation. Our policy is to fund the plan in an amount not in excess of the amount that is deductible for income tax purposes. Plan assets consist primarily of marketable securities and cash equivalents. We amend the plan from time to time in accordance with changes in tax law.

               We provide certain postretirement health care and life insurance benefits to eligible full-time employees. Employees are first eligible to retire and receive these benefits at age 55 with ten or more years of service after the age of 45. The liability associated with such benefits is funded in irrevocable trust funds that can only be used to pay the benefits.

               In connection with the acquisition of NCNG discussed in Note 2 to the consolidated financial statements, we acquired pension and other postretirement benefit obligations (OPEB) related to former employees of NCNG. Cash equal to the liability for the pension benefits, estimated to be $34,481,000 as of October 31, 2003, will be transferred from Progress in 2004 and is expected to be maintained in a separate “frozen” plan for the next several years. The transferred active pension plan participants began accruing benefits under the Piedmont pension plan as of October 1, 2003. As of October 31, 2003, the estimated OPEB obligation of $9,718,000 for former employees of NCNG is included in “Other” in “Deferred Credits and Other Liabilities” in the consolidated balance sheets. There are no assets attributable to this liability to be transferred from Progress.

               A reconciliation of changes in the plans’ benefit obligations and fair value of assets for the years ended October 31, 2003 and 2002, and a statement of the funded status as recorded in the consolidated balance sheets as of October 31, 2003 and 2002, are presented below:

	2003	2002	2003	2002

In thousands	Pension Benefits		Other Benefits

Change in benefit obligation:
Obligation at beginning of year	$149,693	$148,011	$25,632	$24,987
Obligation of NCNG at date of acquisition	—	—	9,718	—
Service cost	6,060	5,456	808	542
Interest cost	10,114	9,729	2,128	1,696
Plan amendments	—	2,474	5,894	—
Actuarial (gain) loss	7,544	(9,031)	1,844	524
Benefit payments	(8,160)	(6,946)	(2,344)	(2,117)
Recognized liabilities of the NCNG plan	34,481	—	—	—

Obligation at end of year	$199,732	$149,693	$43,680	$25,632

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$125,056	$135,981	$11,311	$11,210
Actual return (loss) on plan assets	11,765	(3,979)	379	88
Employer contributions	979	—	2,590	1,721
Administrative expenses	(290)	—	—	—
Recognized assets of the NCNG Plan	34,481	—	—	—
Benefit payments	(8,160)	(6,946)	(1,841)	(1,708)

Fair value of plan assets at end of year	$163,831	$125,056	$12,439	$11,311

Funded status:
Funded status at end of year	$(35,901)	$(24,637)	$(31,241)	$(14,321)
Unrecognized transition obligation	—	13	8,791	9,670
Unrecognized prior-service cost	7,160	8,092	5,035	—
Unrecognized actuarial gain (loss)	20,853	10,570	6,275	4,192

Accrued benefit liability	$(7,888)	$(5,962)	$(11,140)	$(459)

               Net periodic benefit cost for the years ended October 31, 2003, 2002 and 2001, includes the following components:

	2003	2002	2001	2003	2002	2001

In thousands	Pension Benefits			Other Benefits

Service cost	$6,060	$5,456	$4,890	$808	$542	$573
Interest cost	10,114	9,729	9,278	2,128	1,696	1,636
Expected return On plan assets	(13,375)	(14,976)	(14,359)	(817)	(913)	(839)
Amortization of Transition obligation	14	14	14	879	879	879
Amortization of prior-service cost	931	903	762	859	—	—
Amortization of actuarial (gain) loss	(840)	(872)	(1,781)	198	46	—

Net periodic benefit cost	$2,904	$254	$(1,196)	$4,055	$2,250	$2,249

               In determining the market-related value of plan assets, we use the following methodology. Each year, the asset gain or loss is determined by comparing the fund’s actual return to the expected return, based on the disclosed expected return on investment assumption. Each year’s asset gain or loss is then recognized ratably over a five-year period. Thus, the market-related value of assets as of the balance sheet date is determined by adjusting the market value of assets by the portion of the prior five years’ gains or losses that has not yet been recognized. This method has been applied consistently in all years presented. The discount rate can vary from plan year to plan year. October 31 is the measurement date for the plans. The benchmark consistently used in determining the discount rate is Moody’s AA bond index (adjusted to be an equivalent annual rate), plus no more than 25 basis points. As of October 31, 2003, the benchmark was 6.20%.

               We amortize unrecognized prior-service cost over the average remaining service period for active employees. We amortize the unrecognized transition obligation over the average remaining service period for active employees expected to receive benefits under the plan as of the date of transition. We amortize gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets over the average remaining service period of active employees. The method of amortization in all cases is straight-line.

               The weighted average assumptions used in the measurement of the benefit obligation as of October 31, 2003, 2002 and 2001, are presented below:

	2003	2002	2001	2003	2002	2001

	Pension Benefits			Other Benefits

Discount rate	6.25%	7.00%	6.75%	6.25%	7.00%	7.00%
Expected long-term rate of return on plan assets	8.50%	9.50%	9.50%	8.50%	9.50%	9.25%
Rate of compensation increase	3.97%	3.97%	4.75%	3.97%	3.97%	4.50%

               The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation for the medical plans for participants aged less than 65 are 10% for 2003, declining gradually to 5% in 2010 and remaining at that level thereafter. For those participants aged greater than 65, the assumed health care cost trend rates are 13% for 2003, declining gradually to 5% in 2012 and remaining at that level thereafter. The health care cost trend rate assumptions have a significant effect on the amounts reported. A change of 1% in the assumed health care cost trend rates would have the following effects:

In thousands	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost for the year ended October 31, 2003	$123	$(114)
Effect on the health care component of the accumulated postretirement benefit obligation as of October 31, 2003	$1,985	$(1,713)

               We maintain salary investment plans which are profit-sharing plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Tax Code), which include qualified cash or deferred arrangements under Tax Code Section 401(k). Employees who have completed six months of service are eligible to participate. Participants may defer a portion of their base salary to the plans and we match a portion of their contributions. For the years ended October 31, 2003, 2002 and 2001, our matching contributions totaled $2,315,000, $2,244,000 and $2,189,000, respectively. All contributions vest immediately. There are numerous investment options available to enable participants to diversify their accounts. Participants may invest in Piedmont stock up to a maximum of 20% of their account.

9. Income Taxes

               The components of income tax expense for the years ended October 31, 2003, 2002 and 2001, are as follows:

	2003		2002		2001

In thousands	Federal	State	Federal	State	Federal	State

Income taxes charged To operations:
Current	$(4,581)	$(959)	$15,482	$4,410	$23,959	$4,558
Deferred	38,252	7,931	10,711	737	4,933	1,683
Amortization of investment tax credits	(550)	—	(556)	—	(558)	—

Total	33,121	6,972	25,637	5,147	28,334	6,241

Income taxes charged To other income:
Current	7,685	1,561	5,424	952	4,685	1,036
Deferred	(623)	(99)	2,174	460	1,299	280

Total	7,062	1,462	7,598	1,412	5,984	1,316

Total income tax expense	$40,183	$8,434	$33,235	$6,559	$34,318	$7,557

               A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 2003, 2002 and 2001, is as follows:

In thousands	2003	2002	2001

Federal taxes at 35%	$43,043	$35,704	$37,576
State income taxes, net of federal benefit	5,482	4,263	4,912
Amortization of investment tax credits	(550)	(556)	(558)
Other, net	642	383	(55)

Total income tax expense	$48,617	$39,794	$41,875

               As of October 31, 2003 and 2002, deferred income taxes consisted of the following temporary differences:

In thousands	2003	2002

Utility plant	$178,133	$151,584
Equity investments	17,369	16,648
Revenues and cost of gas	25,035	5,172
Other, net	(15,085)	(13,745)

Net deferred income taxes	$205,452	$159,659

               As of October 31, 2003 and 2002, total deferred income tax liabilities were $217,476,000 and $169,918,000 and total deferred income tax assets were $12,024,000 and $10,259,000, respectively.

               We are currently under audit by the Internal Revenue Service for the year ended October 31, 2001. We are not aware of any potential tax issues that would materially affect financial position. Although the ultimate outcome of the audit and the final impact cannot be predicted with certainty, we believe that the resolution of the audit will not have a material adverse effect on financial position.

10. Equity Investments

               The consolidated financial statements include the accounts of wholly owned subsidiaries whose investments in joint venture, energy-related businesses are accounted for under the equity method. Piedmont Greenbrier Pipeline Company, LLC, is a wholly owned subsidiary of Piedmont Natural Gas Company. Another wholly owned subsidiary of Piedmont Natural Gas Company, Piedmont Energy Partners, Inc., is a holding company for certain other wholly owned subsidiaries. These subsidiaries include Piedmont Intrastate Pipeline Company, Piedmont Interstate Pipeline Company, Piedmont Propane Company and Piedmont Energy Company. Our ownership interest in each entity is recorded in “Investments in non-utility activities, at equity” in the consolidated balance sheets. Earnings or losses from equity investments are recorded in “Non-utility activities, at equity” in “Other Income (Expense)” in the consolidated statements of income.

               As of October 31, 2003, the amount of our retained earnings that represents undistributed earnings of 50% or less owned entities accounted for by the equity method was $23,056,000.

Piedmont Intrastate Pipeline Company

               Piedmont Intrastate Pipeline Company owns 21.48% of the membership interests in Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. With the acquisition of NCNG, we acquired an additional 5.03% interest in Cardinal over our previous interest of 16.45%. The other members are subsidiaries of The Williams Companies, Inc., and SCANA Corporation. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. Cardinal has firm service agreements with local distribution companies, including Piedmont, for 100% of the firm transportation capacity on the pipeline. Cardinal is dependent on the Williams-Transco pipeline system to deliver gas into its system for service to its customers. Cardinal’s long-term debt is secured by Cardinal’s assets and by each member’s equity investment in Cardinal.

               We have related party transactions with Cardinal as a transportation customer. We record in cost of gas the transportation costs charged by Cardinal. For the years ended October 31, 2003, 2002 and 2001, these gas costs were $1,713,000, $1,475,000 and $1,475,000, respectively. As of October 31, 2003 and 2002, we owed Cardinal $394,000 and $123,000, respectively.

               Summarized unaudited financial information provided to us by Cardinal for 100% of Cardinal as of and for the twelve months ended September 30, 2003, 2002 and 2001, is presented below.

In thousands	2003	2002	2001

Current assets	$9,218	$11,339	$7,988
Non-current assets	93,333	95,256	97,897
Current liabilities	4,054	5,416	3,187
Non-current liabilities	41,280	43,200	45,120
Revenues	16,880	17,124	17,124
Gross profit	16,880	17,124	17,124
Income before income taxes	9,211	9,401	10,005

Piedmont Interstate Pipeline Company

               Piedmont Interstate Pipeline Company owns 40.0587% of the membership interests in Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. With the acquisition of NCNG, we acquired an additional 5.0587% interest in Pine Needle over our previous interest of 35%. The other members are subsidiaries of The Williams Companies, Inc., SCANA Corporation and Amerada Hess Corporation, and the Municipal Gas Authority of Georgia. Pine Needle owns an interstate liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC). Storage capacity of the facility is fully subscribed under firm service agreements with customers. We subscribe to approximately 64% of this capacity to provide gas for peak-use periods when demand is the highest. Pine Needle enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. Movements in the mark-to-market value of these agreements are recorded in “Accumulated other comprehensive income” in the consolidated balance sheets as a hedge under Statement 133. Pine Needle’s long-term debt is secured by Pine Needle’s assets and by each member’s equity investment in Pine Needle.

               We have related party transactions with Pine Needle as a customer. We record in cost of gas the storage costs charged by Pine Needle. For the years ended October 31, 2003, 2002 and 2001, these gas costs were $10,649,000, $10,898,000 and $11,266,000, respectively. As of October 31, 2003 and 2002, we owed Pine Needle $1,033,000 and $895,000, respectively.

               Summarized unaudited financial information provided to us by Pine Needle for 100% of Pine Needle as of and for the twelve months ended September 30, 2003, 2002 and 2001, is presented below.

In thousands	2003	2002	2001

Current assets	$11,931	$12,662	$10,494
Non-current assets	97,425	98,309	101,060
Current liabilities	9,088	6,495	3,375
Non-current liabilities	50,759	55,856	55,908
Revenues	20,013	20,253	20,271
Gross profit	20,013	20,253	20,271
Income before income taxes	9,320	10,357	10,916

Piedmont Propane Company

               Piedmont Propane Company owns 20.69% of the membership interests in US Propane, L.P. The other members are subsidiaries of TECO Energy, Inc., AGL Resources, Inc., and Atmos Energy Corporation. US Propane owns all of the general partnership interest and approximately 26% of the limited partnership interest in Heritage Propane Partners, L.P. (Heritage Propane), a marketer of propane through a nationwide retail distribution network. Heritage Propane utilizes hedging transactions to provide protection against significant fluctuations in prices. Movements in the mark-to-market value of these agreements are recorded in “Accumulated other comprehensive income” in the consolidated balance sheets as a hedge under Statement 133 and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (Statement 149). Heritage Propane also buys and sells financial instruments for trading purposes through a wholly owned subsidiary. Financial instruments utilized in connection with the liquids marketing activity are accounted for using the mark-to-market method of accounting.

               In July 2002, we recorded a pre-tax loss in value of $1,366,000 on our investment in US Propane due to an other than temporary decline in the value of the general partnership interest in Heritage Propane. This other than temporary loss was calculated based on estimated future cash flow projections that reflect actual and projected customer growth assumptions for Heritage Propane.

               The limited partnership agreement of US Propane requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. Under the agreement, our maximum capital account restoration is $10,000,000. As of October 31, 2003, our capital account was positive.

               On November 7, 2003, we, along with the other members of US Propane, entered into an agreement to sell the general and limited partnership interests in Heritage Propane to a third party for $130,000,000. Our share of the sales proceeds is expected to be $26,897,000. In connection with the sale, US Propane will retain approximately 180,000 common units of Heritage Propane for ultimate distribution to US Propane’s members. Subject to regulatory approvals and financing conditions, closing is expected to occur in January 2004. See subsequent events update in Note 13 to the consolidated financial statements in Item 8.

               Summarized audited financial information for Heritage Propane for 100% of Heritage Propane as of and for its fiscal years ended August 31, 2003, 2002 and 2001, is presented below.

In thousands	2003	2002	2001

Current assets	$94,138	$95,387	$138,263
Non-current assets	644,701	621,877	619,904
Current liabilities	151,027	122,069	127,655
Non-current liabilities	360,762	420,021	423,748
Minority interest	4,002	3,564	5,350
Revenues	571,476	462,325	543,975
Gross profit	274,320	224,140	237,419
Income before income taxes	32,165	4,902	19,710

Piedmont Energy Company

               Piedmont Energy Company owns 30% of the membership interests in SouthStar Energy Services LLC, a Delaware limited liability company. The remaining non-controlling 70% interest is owned by a subsidiary of AGL Resources, Inc. Key governance provisions in the LLC agreement require unanimous approval of the members. SouthStar sells natural gas to residential, commercial and industrial customers in the southeastern United States; however, SouthStar conducts most of its business in the unregulated retail gas market in Georgia.

               The Operating Policy of SouthStar contains a provision for the disproportionate sharing of earnings in excess of a threshold per annum, cumulative pre-tax return of 17%. This threshold is not reached until all prior period losses are recovered. Earnings below the 17% return threshold are allocated to members based on their ownership percentages. Earnings above the threshold are allocated at various percentages based on actual margin generated in four defined geographic service areas. The earnings test is based on SouthStar’s fiscal year ending December 31. As of October 31, 2003 and 2002, we recognized as equity earnings only the amounts that we believe have been earned as the calculation methodologies and interpretations of the Operating Policy that impact the members’ disproportionate earnings sharing percentages had not been agreed to by the members. Accordingly, we recorded pre-tax earnings from SouthStar for the years ended October 31, 2003 and 2002, at overall percentages of 20% and 24%, respectively.

               On December 31, 2003, we entered into an agreement in principle with the other member of SouthStar that addressed a number of matters under the LLC Agreement and the Operating Policy, including the resolution of certain disproportionate sharing issues. Based on this agreement in principle and consistent with the understandings reached by the members that are yet to be documented, we estimate that we will record an increase in pre-tax earnings from SouthStar of $2,491,000 in the first quarter of our fiscal year 2004.

               SouthStar utilizes financial contracts to hedge the variable cash flows associated with changes in the price of natural gas. These financial contracts, in the form of futures, options and swaps, are considered to be derivatives and fair value is based on selected market indices. Those derivative transactions that qualify as cash flow hedges are reflected in SouthStar’s balance sheet at the fair values of the open positions, with the corresponding unrealized gain or loss included in “Accumulated other comprehensive income” under Statement 133 and Statement 149. Those derivative transactions that are not designated as hedges are reflected in SouthStar’s balance sheet with the corresponding unrealized gain or loss included in cost of sales in SouthStar’s income statement. SouthStar does not enter into or hold derivatives for trading or speculative purposes. SouthStar also enters into weather derivative contracts for hedging purposes in order to preserve margins in the event of warmer-than-normal weather in the winter months. These contracts are accounted for using the intrinsic value method under the guidelines of Emerging Issues Task Force Issue No. 99-2, “Accounting for Weather Derivatives.”

               Atlanta Gas Light Company (AGLC), under the terms of its tariffs with the Georgia Public Service Commission, has required SouthStar’s members to guarantee SouthStar’s ability to pay AGLC’s fees for local delivery service. Piedmont Energy Company, through its parent Piedmont Energy Partners, has guaranteed its 30% share of SouthStar’s obligation with AGLC with a letter of credit with a bank in the amount of $15,000,000 that expires on July 30, 2004. On November 25, 2003, Piedmont Energy Company increased its guarantee with an additional letter of credit of $3,108,000 that expires on August 4, 2004.

               We have related party transactions with SouthStar which purchases wholesale gas supplies from us. For the years ended October 31, 2003, 2002 and 2001, such operating revenues totaled $898,000, $10,744,000 and $12,192,000, respectively. As of October 31, 2003 and 2002, SouthStar owed us $1,000 and $1,162,000, respectively.

               Summarized unaudited financial information provided to us by SouthStar for 100% of SouthStar as of and for the twelve months ended September 30, 2003, 2002 and 2001, is presented below.

In thousands	2003	2002	2001

Current assets	$168,302	$134,113	$140,125
Non-current assets	1,099	1,228	2,688
Current liabilities	48,568	61,990	33,891
Non-current liabilities	—	—	35,464
Revenues	727,871	606,191	817,687
Gross profit	99,618	124,315	117,306
Income before income taxes	55,805	54,308	23,708

Piedmont Greenbrier Pipeline Company

               As of October 31, 2003, Piedmont Greenbrier Pipeline Company, LLC, owned 33% of the membership interests in Greenbrier Pipeline Company, LLC (Greenbrier). The other member was a subsidiary of Dominion Resources, Inc. Greenbrier was formed to build an interstate gas pipeline from West Virginia to North Carolina. On November 6, 2003, we sold our interest in Greenbrier to Dominion Resources for our book value of $9,199,000.

               Summarized unaudited financial information provided to us by Greenbrier for 100% of Greenbrier as of and for the twelve months ended September 30, 2003, 2002 and 2001, is presented below.

In thousands	2003	2002	2001

Current assets	$305	$2,501	$2,343
Non-current assets	27,702	18,684	—
Current liabilities	130	380	—
Non-current liabilities	—	—	—
Revenues	2	—	—
Gross profit	2	—	—
Income before income taxes	380	317	—

11. Business Segments

               Due to organizational changes, largely resulting from the acquisitions of NCNG and the equity interest in EasternNC, we redefined our reportable business segments effective October 1, 2003. Based on products and services, regulatory environments and our current corporate organization and business decision-making activities, we have two reportable business segments, regulated utility and non-utility activities. Operations of our regulated utility segment are conducted by the parent company and by EasternNC. Operations of our non-utility activities segment comprise all of our other ventures. These operations are primarily conducted by Piedmont Intrastate Pipeline Company, Piedmont Interstate Pipeline Company, Piedmont Energy Company, Piedmont Propane Company and Piedmont Greenbrier Pipeline Company. We have restated all prior periods presented to reflect the change in reportable segments.

               Operations of the regulated utility segment are reflected in operating income in the consolidated statements of income. Operations of the non-utility activities segment are included in “Other Income (Expense)” in the consolidated statements of income in either “Non-utility activities, at equity” or “Non-operating income.”

               We evaluate the performance of the regulated utility segment based on margin, operations and maintenance expenses and operating income. We evaluate the performance of the non-utility activities segment based on income from non-utility activities, at equity, and investment in non-utility activities, at equity. All of our operations are within the United States. No single customer’s revenues to us exceed 10% of our consolidated revenues.

               Operations by segment for the years ended October 31, 2003, 2002 and 2001, are presented below:

	Regulated	Non-Utility
In thousands	Utility	Activities	Total

2003
Revenues from external customers	$1,220,822	$—	$1,220,822
Margin	382,880	—	382,880
Operations and maintenance expenses	152,107	73	152,180
Depreciation	63,164	—	63,164
Operating income	143,199	(132)	143,067
Income before income taxes and minority interest	106,150	17,649	123,799
Total assets	2,214,566	112,690	2,327,256
Income from non-utility activities, at equity	—	17,972	17,972
Investments in non-utility activities, at equity	—	96,191	96,191
Construction expenditures	80,405	—	80,405
2002
Revenues from external customers	$832,028	$—	$832,028
Margin	335,794	—	335,794
Operations and maintenance expenses	133,427	348	133,775
Depreciation	57,593	—	57,593
Operating income	120,911	(465)	120,446
Income before income taxes and minority interest	83,525	18,486	102,011
Total assets	1,397,900	95,302	1,493,202
Income from non-utility activities, at equity	—	19,207	19,207
Investments in non-utility activities, at equity	—	80,342	80,342
Construction expenditures	83,831	—	83,831
2001
Revenues from external customers	$1,107,856	$—	$1,107,856
Margin	337,978	(264)	337,714
Operations and maintenance expenses	133,422	314	133,736
Depreciation	52,060	5	52,065
Operating income	128,544	(547)	127,997
Income before income taxes and minority interest	92,038	15,322	107,360
Total assets	1,353,152	83,567	1,436,719
Income from non-utility activities, at equity	—	16,271	16,271
Investments in non-utility activities, at equity	—	82,287	82,287
Construction expenditures	90,573	—	90,573

               A reconciliation to the consolidated financial statements for the years ended October 31, 2003, 2002 and 2001, is presented below:

In thousands	2003	2002	2001

Operating Income:
Segment operating income	$143,067	$120,446	$127,997
Utility income taxes	(40,093)	(30,784)	(34,575)
Non-utility activities	132	465	547

Operating income	$103,106	$90,127	$93,969

Net Income:
Income before income taxes and minority interest for reportable segments	$123,799	$102,011	$107,360
Income taxes	48,617	39,794	41,875
Minority interest	820	—	—

Net income	$74,362	$62,217	$65,485

Consolidated Assets:
Total assets for reportable segments	$2,327,256	$1,493,202	$1,436,719
Eliminations/Adjustments	(30,850)	(48,114)	(43,061)

Consolidated assets	$2,296,406	$1,445,088	$1,393,658

12. Environmental Matters

               Our three state regulatory commissions have authorized us to utilize deferral accounting, or to create a regulatory asset, in connection with environmental costs. Accordingly, we have established regulatory assets for environmental costs incurred and for estimated environmental liabilities.

               In 1997, we entered into a settlement with a third party with respect to nine manufactured gas plant (MGP) sites that we have owned, leased or operated and paid an amount that released us from any investigation and remediation liability. Although no such claims are pending or, to our knowledge, threatened, the settlement did not cover any third-party claims for personal injury, death, property damage and diminution of property value or natural resources. Three other MGP sites that we also have owned, leased or operated were not included in the settlement.

               In 2002, in connection with the acquisition of certain assets and liabilities of NCGS discussed in Note 2 to the consolidated financial statements, we acquired the liability for an MGP site located in Reidsville, North Carolina. Based on a limited assessment performed by a third party on this site and its similarity to the three sites not covered by the settlement noted above, we increased our environmental liability in the fourth quarter of 2002 by $1,508,000, with an offsetting increase to a regulatory asset, to reflect a liability of $637,000 for each of the four sites.

               As of October 31, 2003, our undiscounted environmental liability totaled $2,868,000, consisting of $2,548,000 for the four MGP sites and $320,000 for underground storage tanks not yet remediated. This liability is not net of any anticipated recoveries.

               As of October 31, 2003, our regulatory assets for environmental costs totaled $5,442,000, net of recoveries from customers, in connection with the estimated liabilities for the MGP sites and underground storage tanks and for environmental costs incurred, primarily legal fees and engineering assessments. The portion of the regulatory assets representing actual costs incurred is being amortized as recovered in rates from customers in all three states.

               Further evaluations of the MGP sites and the underground storage tank sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on financial position or results of operations.

               In connection with the NCNG general rate case proceeding discussed in Note 3 to the consolidated financial statements, the NCUC ordered an environmental regulatory liability of $3,471,000 be established for refund to customers over the three-year period beginning November 1, 2003. This liability was derived from deducting deferred MGP costs from a prior payment made to NCNG by its insurers.

13. Subsequent Events (Unaudited)

               On January 20, 2004, we, along with the other members of US Propane, completed the sale of US Propane’s general and limited partnership interests in Heritage Propane. Our share of the proceeds was $26,897,000.

               On January 23,2004, we sold 4,250,000 shares of Common Stock at a public offering price of $42.50 per share. The proceeds of $174,293,000, net of underwriting discount, were used to repay a portion of our outstanding commercial paper.

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

/s/ Barry L. Guy

Barry L. Guy
Vice President and Controller

Independent Auditors’ Report

To the Board of Directors and Stockholders of Piedmont Natural Gas Company, Inc.
Charlotte, North Carolina

               We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (“Piedmont”) as of October 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Piedmont’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

               In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Piedmont at October 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
January 9, 2004

Quarterly Financial Data (In thousands except per share amounts)

					Earnings
					Per Share of
					Common Stock
	Operating	Operating	Net
	Revenues	Margin	Income	Income	Basic	Diluted

2003
January 31	$493,491	$161,694	$65,655	$57,996	$1.75	$1.74
April 30	$407,774	$110,014	$34,592	$31,000	$.93	$.93
July 31	$140,132	$49,300	$(1,870)	$(9,677)	$(.29)	$(.29)
October 31	$179,425	$61,872	$4,729	$(4,957)	$(.15)	$(.15)
2002
January 31	$288,757	$123,202	$46,605	$41,170	$1.26	$1.26
April 30	$293,865	$118,568	$43,112	$41,845	$1.28	$1.27
July 31	$127,928	$47,862	$1,628	$(8,977)	$(.27)	$(.27)
October 31	$121,478	$46,162	$(1,218)	$(11,821)	$(.36)	$(.36)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

Item 9A. Controls and Procedures

               As of October 31, 2003, management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Such disclosure controls and procedures are designed to ensure that all information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation process, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Since the evaluation was completed, there have been no significant changes in internal controls or other factors that could significantly affect those controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

               Information required under this item with respect to directors is contained in our proxy statement filed with the Securities and Exchange Commission (SEC) on January 15, 2004, and is incorporated herein by reference.

               The Audit Committee of the Board of Directors (a) serves as an independent and objective body to monitor, assess and assist Board oversight of the integrity of the financial statements, compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of the internal audit function and independent auditors; (b) oversees the audit and other services of the independent auditors and is directly responsible for the appointment, compensation and oversight of the independent auditors; and (c) provides an open avenue of communication among the independent auditors, accountants, financial and senior management, the internal auditing department and the Board. The Audit Committee Charter can be found on our web site at www.piedmontng.com.

               The members of the Audit Committee are D. Hayes Clement (Chairman), C. M. Butler III, Muriel W. Helms and, as of December 12, 2003, Frank B. Holding, Jr., all of whom are independent, non-management directors. No member of the Audit Committee served on any other audit committee of another publicly held company during 2003. The Board of Directors has determined that Mr. Clement meets the definition of an audit committee financial expert and is independent.

               The names, ages and positions of our executive officers as of October 31, 2003, are listed below along with their business experience during the past five years. There are no family relationships among any of our executive officers. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected except for employment agreements and severance agreements with Messrs. Cocklin, Dzuricky, Killough, Skains and Yoho.

               So far as practicable, all executive officers are elected at the first meeting of the Board of Directors following the annual meeting of shareholders and hold office until the first meeting of the Board following the annual meeting of shareholders in the next subsequent year and until their respective successors are elected and qualify. At the pleasure of the Board, executive officers may be elected at other meetings of the Board.

Business Experience
Name, Age and Position	During Past Five Years

Thomas E. Skains, 47 Chairman of the Board, President and Chief Executive Officer	Elected December 12, 2003, to the additional position of Chairman of the Board. In February 2003, he was elected President and Chief Executive Officer. In February 2002, he was elected President and Chief Operating Officer. Prior to 2002, he was Senior Vice President – Marketing and Supply Services.

Kim R. Cocklin, 52 Senior Vice President, General Counsel and Chief Compliance Officer	Elected effective February 3, 2003. From April 2002 to his election, he was Senior Vice President of Planning, Rates and Regulatory, Business Development, Williams Gas Pipeline, Houston, Texas. From September 2000 to March 2002, he was Senior Vice President and General Manager, Williams Gas Pipeline – SouthCentral, Owensboro, Kentucky. Prior to September 2000, he was Vice President Customer Services, Williams Gas Pipeline – SouthCentral.

David J. Dzuricky, 52 Senior Vice President and Chief Financial Officer	Elected in 1995.

Ray B. Killough, 55 Senior Vice President – Utility Operations	Elected in 1993.

Franklin H. Yoho, 43 Senior Vice President – Commercial Operations	Elected in March 2002. From 2000 to his election, he was Vice President, Business Development, CT Communications, Concord, North Carolina. Prior to 2000, he was Senior Vice President, Marketing and Gas Supply, Public Service Company of North Carolina, Gastonia, North Carolina.

Business Experience
Name, Age and Position	During Past Five Years

Ted C. Coble, 60 Vice President, Chief Risk Officer and Assistant Corporate Secretary	Elected in February 2003. Prior to his election, he was Vice President and Treasurer, and Assistant Secretary.

Charles W. Fleenor, 53 Vice President – Corporate Planning and Rates	Elected in February 2003. Prior to his election he was Vice President – Gas Services.

Barry L. Guy, 59 Vice President and Controller	Elected in 1986.

Richard A. Linville, 56 Vice President - Human Resources	Elected in 1997.

June B. Moore, 50 Vice President – Information Services	Elected in August 2000. Prior to her election, she was Director – Information Architecture Group.

Kevin M. O’Hara, 45 Vice President – Business Development and Ventures	Elected in February 2003. Prior to his election, he was Vice President – Corporate Planning.

Martin C. Ruegsegger, 53 Vice President, Corporate Counsel and Secretary	Elected in 1997.

David L. Trusty, 46 Vice President – Marketing	Elected in 1997.

Ranelle Q. Warfield, 46 Vice President – Sales	Elected in 1997.

Robert O. Pritchard, 51 Treasurer	Elected in February 2003. Prior to his election, he was Director – Corporate Planning.

               We have adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees, including our principal executive officer and senior financial officers. A copy of the Code of Business Conduct and Ethics is included as an exhibit to this Form 10-K and is posted on our web site at www.piedmontng.com under “Ethics and Governance.”

Item 11. Executive Compensation

               Information required under this item is contained in our proxy statement filed with the SEC on January 15, 2004, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

               Information with respect to security ownership of certain beneficial owners is contained in our proxy statement filed with the SEC on January 15, 2004, and is incorporated herein by reference.

(b)	Security Ownership of Management

               Information with respect to security ownership of directors and officers is contained in our proxy statement filed with the SEC on January 15, 2004, and is incorporated herein by reference.

(c)	Changes in Control

               We know of no arrangements or pledges which may result in a change in control.

Item 13. Certain Relationships and Related Transactions

               Information with respect to certain transactions with directors is contained in our proxy statement filed with the SEC on January 15, 2004, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

               This item is not applicable to us until our fiscal year ending October 31, 2004; however, certain information about accounting fees and services for the years ended October 31, 2003 and 2002, is included in our proxy statement filed with the SEC on January 15, 2004. Such information is not incorporated by reference into this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

               The following consolidated financial statements and the related independent auditors’ report for the year ended October 31, 2003, are included in Item 8 of this report as follows:

(a)	2. Supplemental Consolidated Financial Statement Schedule

Page

Schedule II	Valuation and Qualifying Accounts	82

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

		The exhibits numbered 10.1 and 10.18 through 10.27 are management contracts or compensatory plans or arrangements.

	3.1	Articles of Incorporation as of March 7, 1997, filed in the Department of State of the State of North Carolina (Exhibit 4.6, Form S-3 Registration Statement No. 333-111806).

3.2	Copy of Certificate of Merger (New York) and Articles of Merger (North Carolina), each dated March 1, 1994, evidencing merger of Piedmont Natural Gas Company, Inc., with and into PNG Acquisition Company, with PNG Acquisition Company being renamed “Piedmont Natural Gas Company, Inc.” (Exhibits 3.2 and 3.1, Registration Statement on Form 8-B, dated March 2, 1994).

3.3	Articles of Merger of North Carolina Natural Gas Corporation into Piedmont Natural Gas Company, Inc., filed with the Secretary of State of North Carolina on September 30, 2003.

3.4	By-Laws dated December 12, 2003 (Exhibit 4.8, Form S-3 Registration Statement No. 333-111806).

4.1	Note Agreement, dated as of June 15, 1989, between Piedmont and The Mutual Life Insurance Company of New York (Exhibit 4.27, Form 10-K for the fiscal year ended October 31, 1989).

4.2	Note Agreement, dated as of July 30, 1991, between Piedmont and The Prudential Insurance Company of America (Exhibit 4.29, Form 10-K for the fiscal year ended October 31, 1991).

4.3	Note Agreement, dated as of September 21, 1992, between Piedmont and Provident Life and Accident Insurance Company (Exhibit 4.30, Form 10-K for the fiscal year ended October 31, 1992).

4.4	Indenture, dated as of April 1, 1993, between Piedmont and Citibank, N.A., Trustee (Exhibit 4.1, Form S-3 Registration Statement No. 33-59369).

4.5	Medium-Term Note, Series A, dated as of July 23, 1993 (Exhibit 4.7, Form 10-K for the fiscal year ended October 31, 1993).

4.6	Medium-Term Note, Series A, dated as of October 6, 1993 (Exhibit 4.8, Form 10-K for the fiscal year ended October 31, 1993).

4.7	First Supplemental Indenture, dated as of February 25, 1994, between PNG Acquisition Company, Piedmont Natural Gas Company, Inc., and Citibank, N.A., Trustee (Exhibit 4.2, Form S-3 Registration Statement No. 33-59369).

4.8	Medium-Term Note, Series A, dated as of September 19, 1994 (Exhibit 4.9, Form 10-K for the fiscal year ended October 31, 1994).

4.9	Pricing Supplement of Medium-Term Notes, Series B, dated October 3, 1995 (Exhibit 4.10, Form 10-K for the fiscal year ended October 31, 1995).

4.10	Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996 (Exhibit 4.11, Form 10-K for the fiscal year ended October 31, 1996).

4.11	Rights Agreement, dated as of February 27, 1998, between Piedmont and Wachovia Bank, N.A., as Rights Agent, including the Rights Certificate (Exhibit 10.1, Form 8-K dated February 27, 1998).

4.12	Agreement of Substitution and Amendment of Common Shares Rights Agreement, dated as of December 18, 2003, between Piedmont and American Stock Transfer and Trust Company, Inc. (Exhibit 4.10, Form S-3 Registration Statement No. 333-111806).

4.13	Form of Master Global Note, executed September 9, 1999 (Exhibit 4.4, Form S-3 Registration Statement No. 333-26161).

4.14	Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement Nos. 33-59369 and 333-26161).

4.15	Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement Nos. 33-59369 and 333-26161).

4.16	Pricing Supplement No. 3 of Medium-Term Notes, Series C, dated September 26, 2000 (Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement No. 333-26161).

4.17	Form of Master Global Note, executed June 4, 2001 (Exhibit 4.4, Form S-3 Registration Statement No. 333-62222).

4.18	Pricing Supplement No. 1 of Medium-Term Notes, Series D, dated September 18, 2001 (Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement No. 333-62222).

4.19	Second Supplemental Indenture, dated as of June 15, 2003, between Piedmont and Citibank, N.A., Trustee (Exhibit 4.3, Form S-3 Registration Statement No. 333-106268).

4.20	Form of 5% Medium-Term Note, Series E, dated as of December 19, 2003 (Exhibit 99.1, Form 8-K, dated December 23, 2003).

4.21	Form of 6% Medium-Term Note, Series E, dated as of December 19, 2003 (Exhibit 99.2, Form 8-K, dated December 23, 2003).

10.1	Executive Long-Term Incentive Plan (Exhibit 99.1, Form S-3 Registration Statement No. 333-34435).

10.2	Service Agreement (5,900 Mcf per day) (Contract No. 4995), dated August 1, 1991, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1991).

10.3	Service Agreement FT-Incremental Mainline (6,222 Mcf per day) (Contract No. 2268), dated August 1, 1991, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.16, Form 10-K for the fiscal year ended October 31, 1992).

10.4	Service Agreement (FT, 205,200 Mcf per day) (Contract No. 3702), dated February 1, 1992, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1992).

10.5	Service Agreement (Contract #800059) (SCT, 1,677 dt/day), dated June 1, 1993, between Piedmont and Texas Eastern Transmission Corporation (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1993).

10.6	FTS Service Agreement (23,000 Dt/day), dated November 1, 1993, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.24, Form 10-K for the fiscal year ended October 31, 1994).

10.7	Service Agreement under Rate Schedule FSS (2,263,920 dekatherm storage capacity quantity, 37,000 dekatherm maximum daily storage deliverability) (Contract No. 38015, dated November 1, 1993, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1994).

10.8	Service Agreement under Rate Schedule SST (Winter: 10,000 Dt/day; Summer: 5,000 Dt/day) (Contract No. 38052), dated November 1, 1993, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1994).

10.9	FSS Service Agreement (10,000 dekatherms per day daily storage quantity) (Contract No. 38017), dated November 1, 1993, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1995).

10.10	SST Service Agreement (37,000 dekatherms per day) (Contract No. 38054), dated November 1, 1993, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1995).

10.11	Service Agreement (20,504 Mcf per day), dated June 6, 1994, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1995).

10.12	FTS-1 Service Agreement (5,000 dekatherms per day) (Contract No. 43462), dated September 14, 1994, between Piedmont and Columbia Gulf Transmission Company (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1995).

10.13	FTS 1 Service Agreement (23,455 Dt per day)(Contract No. 43461), dated September 14, 1994, between Piedmont and Columbia Gulf Transmission Company (Exhibit 10.23, Form 10-K for the fiscal year ended October 31, 1996).

10.14	Firm Transportation Agreement (FT/NT), dated September 22, 1995, between Piedmont and Texas Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1996).

10.15	Service Agreement Applicable to Transportation of Natural Gas Under Rate Schedule FT (X-74 Assignment) (12,875 Dt per day), dated October 18, 1995, between Piedmont and CNG Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1996).

10.16	Service Agreement (Southern Expansion, FT 53,000 Mcf per day peak winter months, 47,700 Mcf per day shoulder winter months) (Contract No. 0.4189), dated November 1, 1995, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1996).

10.17	Service Agreement (12,785 Mcf per day) (Contract No. 1.1994, FT/NT), dated November 1, 1995, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.31, Form 10-K for the fiscal year ended October 31, 1996).

10.18	Employment Agreement with David J. Dzuricky, dated December 1, 1999 (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1999).

10.19	Employment Agreement with Ray B. Killough, dated December 1, 1999 (Exhibit 10.38, Form 10-K for the fiscal year ended October 31, 1999).

10.20	Employment Agreement with Thomas E. Skains, dated December 1, 1999 (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1999).

10.21	Employment Agreement with Franklin H. Yoho, dated March 18, 2002 (Exhibit 10.23, Form 10-K for the fiscal year ended October 31, 2002).

10.22	Employment Agreement with Kim R. Cocklin, dated February 3, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended April 30, 2003).

10.23	Severance Agreement with David J. Dzuricky, dated December 1, 1999 (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1999).

10.24	Severance Agreement with Ray B. Killough, dated December 1, 1999 (Exhibit 10.42, Form 10-K for the fiscal year ended October 31, 1999).

10.25	Severance Agreement with Thomas E. Skains, dated December 1, 1999 (Exhibit 10.44, Form 10-K for the fiscal year ended October 31, 1999).

10.26	Severance Agreement with Franklin H. Yoho, dated March 18, 2002 (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 2002).

10.27	Severance Agreement with Kim R. Cocklin, dated February 3, 2003 (Exhibit 10.2, Form 10-Q for the quarter ended April 30, 2003).

10.28	Service Agreement (SE95/96), dated June 25, 1996, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1996).

10.29	FSS Service Agreement (25,000 dekatherms per day) (Contract No. 49775), dated November 22, 1995, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.38, Form 10-K for the fiscal year ended October 31, 1997).

10.30	SST Service Agreement (25,000 dekatherms per day peak winter months, 12,500 dekatherms per day shoulder months) (Contract No. 49773), dated November 22, 1995, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1997).

10.31	FSS Service Agreement (1,150,166 dekatherms storage capacity quantity, 19,169 dekatherms maximum daily storage deliverability) (Contract No. 49777), dated November 22, 1995, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1998).

10.32	Columbia Gas SST Service Agreement (19,169 dekatherms per day) dated November 22, 1995, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1998).

10.33	Transco Sunbelt Service Agreement & Precedent Agreement (41,400 dekatherms of transportation contract quantity per day), dated January 24, 1997, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1998).

10.34	Form of Director Retirement Benefits Agreement with outside directors, dated September 1, 1999 (Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 1999).

10.35	Service Agreement under Rate Schedule GSS (Storage withdrawal of 68,955 Mcf per day, Storage capacity of 3,858,940 Mcf), dated July 1, 1996, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.55, Form 10-K for the fiscal year ended October 31, 1999).

10.36	Service Agreement dated January 29, 1997, between Piedmont and Pine Needle LNG Company, LLC (Exhibit 10.57, Form 10-K for the fiscal year ended October 31, 1999).

10.37	Firm Transportation Agreement (60,000 Mcf per day), dated June 26, 1998, between Piedmont and Cardinal Extension Company, LLC (Exhibit 10.58, Form 10-K for the fiscal year ended October 31, 1999).

10.38	Service Agreement (15,000 dekatherms per day), dated September 13, 2000, between Piedmont and Pine Needle LNG Company, LLC (Exhibit 10.50, Form 10-K for the fiscal year ended October 31, 2000).

10.39	Letter of Right of First Refusal, dated September 13, 2000, between Piedmont and Pine Needle LNG Company, LLC (Exhibit 10.51, Form 10-K for the fiscal year ended October 31, 2000).

10.40	Letter of Agreement of Amendment No. 343 to Gas Transportation Agreement (dated September 1, 1993 – Contract No. 237) (FTA, 74,100 dekatherms per day), dated August 3, 1998, between Piedmont and Tennessee Gas Pipeline Company (Exhibit 10.52, Form 10-K for the fiscal year ended October 31, 2000).

10.41	Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated September 1, 1993 – Contract No. 2400), dated August 3, 1998, between Piedmont and Tennessee Gas Pipeline Company (Exhibit 10.53, Form 10-K for the fiscal year ended October 31, 2000).

10.42	Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated May 1, 1994 – Contract No. 6815), dated August 3, 1998, between Piedmont and Tennessee Gas Pipeline Company (Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 2000).

10.43	Service Agreement under FT-A Rate Schedule (Contract No. 24706) (55,900 dekatherms per day), dated August 12, 1998, between Piedmont and Tennessee Gas Pipeline Company (Exhibit 10.55, Form 10-K for the fiscal year ended October 31, 2000).

10.44	Service Agreement under Rate Schedule WSS - Open Access (Contract No. 3.8399) (75,206 dekatherms per day maximum withdrawal quantity; storage capacity quantity of 6,392,383 dekatherms), dated April 1, 2001, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.48, Form 10-K for the fiscal year ended October 31, 2001).

10.45	Service Agreement (FT, 141,000 Mcf per day) (Contract No. 0.3717), dated February 1, 1992, between North Carolina Natural Gas Corporation and Transcontinental Gas Pipe Line Corporation.

10.46	Service Agreement (Southern Expansion, FT 16,300 Mcf per day peak winter months, 14,670 Mcf per day shoulder winter months) (Contract No. .4188), dated November 1, 1998, between North Carolina Natural Gas Corporation and Transcontinental Gas Pipe Line Corporation.

10.47	Service Agreement under Rate Schedule WSS – (Contract No. 0.0725) (31,079 Mcf per day maximum withdrawal quantity; storage capacity quantity of 2,641,720 Mcf), dated August 1, 1991, between North Carolina Natural Gas Corporation and Transcontinental Gas Pipe Line Corporation.

10.48	FTS 1 Service Agreement (20,193 Dt/day)(Contract No. 43847), dated October 10, 1994, between North Carolina Natural Gas Corporation and Columbia Gulf Transmission Company.

10.49	FTS Service Agreement (9,801 Dt/day)(Contract No. 38103), dated November 1, 1993, between North Carolina Natural Gas Corporation and Columbia Gulf Transmission Company.

10.50	FSS Service Agreement (223,238 dekatherm storage capacity quantity, 5,199 dekatherm maximum daily storage deliverability) (Contract No. 38074), dated November 1, 1993, between North Carolina Natural Gas Corporation and Columbia Gulf Transmission Company.

10.51	SST Service Agreement (5,199 dekatherms per day)(Contract No. 38037), dated November 1, 1993, between North Carolina Natural Gas Corporation and Columbia Gulf Transmission Company.

10.52	NTS Service Agreement (10,000 dekatherms per day)(Contract No. 39304), dated November 1, 1993, between North Carolina Natural Gas Corporation and Columbia Gulf Transmission Company.

10.53	Service Agreement (40,000 Mcf per day)(Contract No. 2.9838), dated January 29, 1997, between North Carolina Natural Gas Corporation and Pine Needle LNG Company, LLC.

10.54	Service Agreement (40,000 Mcf per day)(Contract No. 1031996), dated June 26, 1998, between North Carolina Natural Gas Corporation and Cardinal Extension Company, LLC.

12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, dated February 2003.

23.1	Independent Auditors’ Consent.

23.2	Independent Auditors’ Consent.

23.3	Independent Auditors’ Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

99.1	Financial Statements of Piedmont Natural Gas Company, Inc. Salary Investment Plan.

99.2	Financial Statements of Piedmont Natural Gas Company, Inc. Payroll Investment Plan.

(b)	Reports on Form 8-K

               On August 22, 2003, we filed a report on Form 8-K regarding the issuance of a press release to report (1) third quarter results, (2) declaration of dividend and (3) earnings guidance for 2003.

               On September 5, 2003, we filed a Form 8-K regarding a press release issued on September 4 regarding the approval by the SEC of our requested exemption under the Public Utility Holding Company Act in connection with our proposed acquisition of NCNG and of an equity interest in EasternNC.

               On October 9, 2003, we filed a Form 8-K regarding a press release announcing the September 30 completion of the purchase of NCNG and a 50% interest in EasternNC from Progress Energy.

               On October 31, 2003, we filed a report on Form 8-K regarding a press release providing earnings guidance of between $2.25 to $2.40 per diluted share for fiscal year 2004.

               On November 6, 2003, subsequent to our year end, we filed a Form 8-K regarding a press release announcing the sale of our 33% equity interest in the Greenbrier Pipeline project to Dominion Resources.

               On November 7, 2003, subsequent to our year end, we filed a From 8-K regarding a press release announcing an agreement by us and our three partners to sell our general and limited partnership interests in Heritage Propane Partners, L.P., to Energy Transfer Company.

               On December 15, 2003, subsequent to our year end, we filed a Form 8-K regarding press releases announcing changes in the Board of Directors and officer positions and 2003 year end and fourth quarter operating results, subject to completion of the annual audit.

               On December 17, 2003, subsequent to our year end, we filed a report on Form 8-K regarding a press release announcing the placement of an offering of $200 million aggregate principal amount of long-term debt.

               On December 23, 2003, subsequent to our year end, we filed a report on Form 8-K regarding the sale of $100 million of 5% Notes due 2013 and $100 million of 6% Notes due 2033 under a shelf registration statement filed with the Securities and Exchange Commission.

               On December 30, 2003, subsequent to our year end, we filed a report on Form 8-K regarding a press release announcing the election of David E. Shi to our Board of Directors.

               On January 9, 2004, subsequent to our year end, we filed a report on Form 8-K to disclose our audited financial statements for the year ended October 31, 2003.

               On January 12, 2004, subsequent to our year end, we filed a report on Form 8-K regarding a press release to report our intention to issue 4.25 million new shares of common stock in a public offering.

               On January 21, 2004, subsequent to our year end, we filed a report on Form 8-K regarding press releases dated January 20, 2004, to report the sale of our general and limited partnership interests in Heritage Propane and the pricing of a public offering of 4.25 million shares of common stock.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 2004.

Piedmont Natural Gas Company, Inc. (Registrant)

By:	/s/ Thomas E. Skains

Thomas E. Skains
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 27, 2004.

Signature	Title

/s/ Thomas E. Skains Thomas E. Skains	Chairman of the Board, President and Chief Executive Officer

/s/ David J. Dzuricky David J. Dzuricky	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Barry L. Guy Barry L. Guy	Vice President and Controller (Principal Accounting Officer)

Signature	Title

/s/ Jerry W. Amos Jerry W. Amos	Director

C. M. Butler III	Director

D. Hayes Clement	Director

/s/ Malcolm E. Everett III Malcolm E. Everett III	Director

/s/ John W. Harris John W. Harris	Director

/s/ Aubrey B. Harwell, Jr. Aubrey B. Harwell, Jr.	Director

/s/ Muriel W. Helms Muriel W. Helms	Director

/s/ Frank B. Holding, Jr. Frank B. Holding, Jr.	Director

David E. Shi	Director

Schedule II

Piedmont Natural Gas Company, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Years Ended October 31, 2003, 2002 and 2001

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions (1)	of Period

		(in thousands)
Allowance for doubtful accounts:
2003	$810	$10,143	$8,210	$2,743
2002	592	3,200	2,982	810
2001	482	8,172	8,062	592

(1)  Uncollectible accounts written off net of recoveries and adjustments.

Piedmont Natural Gas Company, Inc.
Form 10-K
For the Fiscal Year Ended October 31, 2003

Exhibits

3.3	Articles of Merger of North Carolina Natural Gas Corporation into Piedmont Natural Gas Company, Inc., filed with the Secretary of State of North Carolina on September 30, 2003.

10.45	Service Agreement (FT, 141,000 Mcf per day) (Contract No. 0.3717), dated February 1, 1992, between North Carolina Natural Gas Corporation and Transcontinental Gas Pipe Line Corporation.

10.46	Service Agreement (Southern Expansion, FT 16,300 Mcf per day peak winter months, 14,670 Mcf per day shoulder winter months) (Contract No. 4188), dated November 1, 1998, between North Carolina Natural Gas Corporation and Transcontinental Gas Pipe Line Corporation.

10.47	Service Agreement under Rate Schedule WSS – (Contract No. 0.0725) (31,079 Mcf per day maximum withdrawal quantity; storage capacity quantity of 2,641,720 Mcf), dated August 1, 1991, between North Carolina Natural Gas Corporation and Transcontinental Gas Pipe Line Corporation.

10.48	FTS 1 Service Agreement (20,193 Dt/day)(Contract No. 43847), dated October 10, 1994, between North Carolina Natural Gas Corporation and Columbia Gulf Transmission Company.

10.49	FTS Service Agreement (9,801 Dt/day)(Contract No. 38103), dated November 1, 1993, between North Carolina Natural Gas Corporation and Columbia Gulf Transmission Company.

10.50	FSS Service Agreement (223,238 dekatherm storage capacity quantity, 5,199 dekatherm maximum daily storage deliverability) (Contract No. 38074), dated November 1, 1993, between North Carolina Natural Gas Corporation and Columbia Gulf Transmission Company.

10.51	SST Service Agreement (5,199 dekatherms per day)(Contract No. 38037), dated November 1, 1993, between North Carolina Natural Gas Corporation and Columbia Gas Transmission Company.

10.52	NTS Service Agreement (10,000 dekatherms per day)(Contract No. 39304), dated November 1, 1993, between North Carolina Natural Gas Corporation and Columbia Gulf Transmission Company.

Exhibits

10.53	Service Agreement (40,000 Mcf per day)(Contract No. 2.9838), dated January 29, 1997, between North Carolina Natural Gas Corporation and Pine Needle LNG Company, LLC.

10.54	Service Agreement (40,000 Mcf per day)(Contract No. 1031996), dated June 26, 1998, between North Carolina Natural Gas Corporation and Cardinal Extension Company, LLC.

12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, dated February 2003.

23.1	Independent Auditors’ Consent.

23.2	Independent Auditors’ Consent.

23.3	Independent Auditors’ Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

99.1	Financial Statements of Piedmont Natural Gas Company, Inc. Salary Investment Plan.

99.2	Financial Statements of Piedmont Natural Gas Company, Inc. Payroll Investment Plan.