Form 10-K/A
period 2003-10-31
PIEDMONT NATURAL GAS CO INC
filed 2004-05-18
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K of Piedmont Natural Gas Company, Inc., for the fiscal year ended October 31, 2003, is being filed for the purpose of amending and revising segment information on Page 3 of Item 1, Business, Item 6, Selected Financial Data, and Item 8, Financial Statements and Supplementary Data. In accordance with accounting guidance issued subsequent to the original filing of the Annual Report on Form 10-K on January 27, 2004, the original Annual Report on Form 10-K is being amended to reflect the reclassification of amounts recorded for the cost of removal of utility plant, previously recognized in accumulated depreciation, as a separate liability for the periods ended October 31, 2002, 2001, 2000 and 1999. This amendment does not reflect events occurring after the original filing of the Form 10-K or substantively modify or update those disclosures except as stated in the preceding sentence.

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

     Operations by segment for the years ended October 31, 2003, 2002 and 2001, are presented below.

	Regulated	Non-Utility
	Utility	Activities	Total

	(in thousands)
2003
Revenues from external customers	$1,220,822	$—	$1,220,822
Income before income taxes and minority interest	106,150	17,649	123,799
Income from non-utility activities, at equity	—	17,972	17,972
Total assets	2,214,566	112,690	2,327,256
Long-lived assets (Utility Plant in Service and Other Physical Property)	2,333,383	—	2,333,383
Deferred tax assets	12,587	(563)	12,024
2002
Revenues from external customers	$832,028	$—	$832,028
Income before income taxes and minority interest	83,525	18,486	102,011
Income from non-utility activities, at equity	—	19,207	19,207
Total assets*	1,577,858	95,302	1,673,160
Long-lived assets (Utility Plant in Service and Other Physical Property)	1,692,352	—	1,692,352
Deferred tax assets	11,080	(821)	10,259
2001
Revenues from external customers	$1,107,856	$—	$1,107,856
Income before income taxes and minority interest	92,038	15,322	107,360
Income from non-utility activities, at equity	—	16,271	16,271
Total assets*	1,514,337	83,567	1,597,904
Long-lived assets (Utility Plant in Service and Other Physical Property)	1,572,278	—	1,572,278
Deferred tax assets	6,190	3,205	9,395

* Reflects reclassification of estimated cost of removal of utility plant previously recognized in accumulated depreciation to a separate liability.

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

Item 6. Selected Financial Data

     Selected financial data for the years ended October 31, 1999 through 2003, is as follows:

In thousands except per share amounts	2003	2002	2001	2000	1999

Margin (Operating Revenues less Cost of Gas)	$382,880	$335,794	$337,978	$318,331	$320,508
Operating Revenues	$1,220,822	$832,028	$1,107,856	$830,377	$686,470
Net Income	$74,362	$62,217	$65,485	$64,031	$58,207
Earnings per Share of Common Stock:
Basic	$2.23	$1.90	$2.03	$2.03	$1.88
Diluted	$2.22	$1.89	$2.02	$2.01	$1.86
Cash Dividends Per Share of Common Stock	$1.645	$1.585	$1.52	$1.44	$1.36
Average Shares of Common Stock:
Basic	33,391	32,763	32,183	31,600	31,013
Diluted	33,503	32,937	32,420	31,779	31,242
Total Assets	$2,296,406	$1,625,046 *	$1,554,843 *	$1,590,287 *	$1,420,404 *
Long-Term Debt (less current maturities)	$460,000	$462,000	$509,000	$451,000	$423,000
Rate of Return on Average Common Equity	12.19%	10.82%	12.04%	12.57%	12.25%
Long-Term Debt to Total Capitalization Ratio	42.19%	43.93%	47.60%	46.10%	46.24%

* Reflects reclassification of estimated cost of removal of utility plant previously recognized in accumulated depreciation to a separate liability.

Item 8. Financial Statements and Supplementary Data

               Consolidated financial statements and schedules required by this item are listed in Item 15 (a) 1 and 2 in Part IV of this Form 10-K on page 69.

Consolidated Balance Sheets
October 31, 2003 and 2002

Assets

In thousands	2003	2002

Utility Plant:
Utility plant in service	$2,330,528	$1,689,743
Less accumulated depreciation	576,823	392,487

Utility plant in service, net	1,753,705	1,297,256
Construction work in progress	58,594	41,225

Total utility plant, net	1,812,299	1,338,481

Other Physical Property, at cost (net of accumulated depreciation of $1,740 in 2003 and $1,531 in 2002)	1,115	1,078

Current Assets:
Cash and cash equivalents	11,172	5,100
Restricted cash	6,749	8,028
Receivables (less allowance for doubtful accounts of $2,743 in 2003 and $810 in 2002)	58,662	37,504
Unbilled utility revenues	34,630	—
Inventories:
Gas in storage	121,723	65,688
Materials, supplies and merchandise	4,774	2,860
Deferred cost of gas	—	13,592
Refundable income taxes	23,758	10,329
Prepayments	31,085	19,215
Other	15,091	13,470

Total current assets	307,644	175,786

Investments, Deferred Charges and Other Assets:
Investments in non-utility activities, at equity	96,191	80,342
Goodwill	50,924	7,109
Unamortized debt expense (amortized over life of related debt on a straight-line basis)	3,748	3,841
Other	24,485	18,409

Total investments, deferred charges and other assets	175,348	109,701

Total	$2,296,406	$1,625,046

See notes to consolidated financial statements.

Capitalization and Liabilities

In thousands	2003	2002

Capitalization:
Stockholders’ equity:
Cumulative preferred stock – no par value – 175 shares authorized	$—	$—
Common stock – no par value – 100,000 shares authorized; outstanding, 33,655 in 2003 and 33,090 in 2002	372,651	352,553
Retained earnings	259,476	240,026
Accumulated other comprehensive income	(1,932)	(2,983)

Total stockholders’ equity	630,195	589,596
Long-term debt	460,000	462,000

Total capitalization	1,090,195	1,051,596

Current Liabilities:
Current maturities of long-term debt and sinking fund requirements	2,000	47,000
Notes payable	109,500	46,500
Commercial paper	445,559	—
Accounts payable	90,901	51,093
Income taxes accrued	612	—
Customers’ deposits	16,408	11,611
Deferred income taxes	16,949	1,384
General taxes accrued	19,594	15,094
Refunds due customers	5,382	15,635
Other	18,257	16,814

Total current liabilities	725,162	205,131

Deferred Credits and Other Liabilities:
Deferred income taxes	188,503	158,275
Unamortized federal investment tax credits	5,042	5,593
Asset retirement obligations	245,879	179,958
Other	41,625	24,493

Total deferred credits and other liabilities	481,049	368,319

Total	$2,296,406	$1,625,046

See notes to consolidated financial statements.

Consolidated Statements of Income
For the Years Ended October 31, 2003, 2002 and 2001

In thousands except per share amounts	2003	2002	2001

Operating Revenues	$1,220,822	$832,028	$1,107,856
Cost of Gas	837,942	496,234	769,878

Margin	382,880	335,794	337,978

Operating Expenses:
Operations	131,439	112,421	114,358
Maintenance	20,668	21,006	19,064
Depreciation	63,164	57,593	52,060
General taxes	24,410	23,863	23,952
Income taxes	40,093	30,784	34,575

Total operating expenses	279,774	245,667	244,009

Operating Income	103,106	90,127	93,969

Other Income (Expense):
Non-utility activities, at equity	17,972	19,207	16,271
Allowance for equity funds used during construction	1,128	1,986	1,767
Non-operating income	2,560	1,238	1,119
Non-operating expense	(863)	(727)	(927)
Income taxes	(8,524)	(9,010)	(7,300)

Total other income (expense), net of tax	12,273	12,694	10,930

Utility Interest Charges:
Interest on long-term debt	37,740	39,056	37,789
Allowance for borrowed funds used during construction	(1,135)	(1,438)	(4,910)
Other	3,592	2,986	6,535

Total utility interest charges	40,197	40,604	39,414

Income before Minority Interest in Income of Consolidated Subsidiary	75,182	62,217	65,485
Less Minority Interest in Income of Consolidated Subsidiary	820	—	—

Net Income	$74,362	$62,217	$65,485

Average Shares of Common Stock:
Basic	33,391	32,763	32,183
Diluted	33,503	32,937	32,420
Earnings Per Share of Common Stock:
Basic	$2.23	$1.90	$2.03
Diluted	$2.22	$1.89	$2.02

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended October 31, 2003, 2002 and 2001

In thousands	2003	2002	2001

Cash Flows from Operating Activities:
Net income	$74,362	$62,217	$65,485

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,161	58,393	53,069
Amortization of investment tax credits	(550)	(556)	(558)
Allowance for funds used during construction	(2,263)	(3,424)	(6,677)
Undistributed earnings from equity investments	(17,972)	(19,207)	(16,271)
Changes in assets and liabilities:
Restricted cash	1,934	(964)	32,732
Receivables	(32,151)	(11,606)	29,247
Inventories	(34,547)	4,614	588
Other assets	(21,251)	8,054	47,484
Accounts payable	10,597	9,949	(47,169)
Refunds due customers	2,577	(16,050)	(1,204)
Deferred income taxes	45,792	14,104	(8,193)
Other liabilities	8,915	3,402	12,916

Total adjustments	25,242	46,709	95,964

Net cash provided by operating activities	99,604	108,926	161,449

Cash Flows from Investing Activities:
Utility construction expenditures	(77,935)	(80,112)	(83,536)
Capital contributions to equity investments	(2,224)	(4,492)	(16,929)
Capital distributions from equity investments	10,188	22,143	15,885
Purchase of gas distribution systems	2,153	(26,000)	(6,625)
Purchase of NCNG and EasternNC, net of cash received of $7,185	(450,168)	—	—
Other	(118)	(112)	(361)

Net cash used in investing activities	(518,104)	(88,573)	(91,566)

Cash Flows from Financing Activities:
Increase (Decrease) in notes payable	63,000	14,500	(67,500)
Increase in commercial paper	445,559	—	—
Proceeds from issuance of long-term debt	—	—	60,000
Retirement of long-term debt	(47,000)	(2,000)	(32,000)
Issuance of common stock through dividend reinvestment and employee stock plans	17,925	18,546	15,389
Dividends paid	(54,912)	(51,909)	(48,909)

Net cash provided by (used in) financing activities	424,572	(20,863)	(73,020)

Net Increase (Decrease) in Cash and Cash Equivalents	6,072	(510)	(3,137)
Cash and Cash Equivalents at Beginning of Year	5,100	5,610	8,747

Cash and Cash Equivalents at End of Year	$11,172	$5,100	$5,610

Cash Paid During the Year for:
Interest	$40,268	$39,696	$39,977
Income taxes	$30,554	$34,166	$51,430
Noncash Investing and Financing Activities Related to Acquisitions of NCNG and EasternNC:
Fair value/book value of assets acquired	$511,135
Cash paid	(457,353)
Adjustment of estimated working capital to actual	2,010

Liabilities assumed	$55,792

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

               Depreciation rates for utility plant are approved by our regulatory commissions. In North Carolina, we are required to conduct a depreciation study every five years and propose new depreciation rates for approval. No such five-year requirement exists in South Carolina or Tennessee; however, we periodically propose revised rates in those states based on depreciation studies. The approved depreciation rates are comprised of two components, one based on average service life and one based on cost of removal. Therefore, we accrue estimated costs of removal of long-lived assets through depreciation expense. In connection with the adoption of Statement 143, the cost of removal component of accumulated depreciation, that is, the “non-legal” asset retirement obligations, which totaled $245,879,000 as of October 31, 2003, was reclassified to a regulatory liability, and which totaled $179,958, 000 as of October 31, 2002, was reclassified to a separate liability.

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

               Operations by segment for the years ended October 31, 2003, 2002 and 2001, are presented below:

	Regulated	Non-Utility
In thousands	Utility	Activities	Total

2003
Revenues from external customers	$1,220,822	$—	$1,220,822
Margin	382,880	—	382,880
Operations and maintenance expenses	152,107	73	152,180
Depreciation	63,164	—	63,164
Operating income	143,199	(132)	143,067
Income before income taxes and minority interest	106,150	17,649	123,799
Total assets	2,214,566	112,690	2,327,256
Income from non-utility activities, at equity	—	17,972	17,972
Investments in non-utility activities, at equity	—	96,191	96,191
Construction expenditures	80,405	—	80,405
2002
Revenues from external customers	$832,028	$—	$832,028
Margin	335,794	—	335,794
Operations and maintenance expenses	133,427	348	133,775
Depreciation	57,593	—	57,593
Operating income	120,911	(465)	120,446
Income before income taxes and minority interest	83,525	18,486	102,011
Total assets	1,577,858	95,302	1,673,160
Income from non-utility activities, at equity	—	19,207	19,207
Investments in non-utility activities, at equity	—	80,342	80,342
Construction expenditures	83,831	—	83,831
2001
Revenues from external customers	$1,107,856	$—	$1,107,856
Margin	337,978	(264)	337,714
Operations and maintenance expenses	133,422	314	133,736
Depreciation	52,060	5	52,065
Operating income	128,544	(547)	127,997
Income before income taxes and minority interest	92,038	15,322	107,360
Total assets	1,514,337	83,567	1,597,904
Income from non-utility activities, at equity	—	16,271	16,271
Investments in non-utility activities, at equity	—	82,287	82,287
Construction expenditures	90,573	—	90,573

               A reconciliation to the consolidated financial statements for the years ended October 31, 2003, 2002 and 2001, is presented below:

In thousands	2003	2002	2001

Operating Income:
Segment operating income	$143,067	$120,446	$127,997
Utility income taxes	(40,093)	(30,784)	(34,575)
Non-utility activities	132	465	547

Operating income	$103,106	$90,127	$93,969

Net Income:
Income before income taxes and minority interest for reportable segments	$123,799	$102,011	$107,360
Income taxes	48,617	39,794	41,875
Minority interest	820	—	—

Net income	$74,362	$62,217	$65,485

Consolidated Assets:
Total assets for reportable segments	$2,327,256	$1,673,160	$1,597,904
Eliminations/Adjustments	(30,850)	(48,114)	(43,061)

Consolidated assets	$2,296,406	$1,625,046	$1,554,843

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

14. Reclassification of Asset Retirement Obligations

               In accordance with guidance that became available in February 2004, we have reclassified the estimated cost of removal of utility plant previously recognized in accumulated depreciation as a separate liability for the year ended October 31, 2002. As a result of the adoption of Statement 143 on November 1, 2002, these liabilities are reported as regulatory liabilities in 2003.

               The following table shows how “Total utility plant, net” and “Total deferred credits and other liabilities” in the consolidated balance sheet as of October 31, 2002, have been revised.

In thousands
Total utility plant, net – as reported	$1,158,523
Total utility plant, net reclassification	179,958

Total utility plant, net – as revised	$1,338,481

Total deferred credits and other liabilities – as reported	$188,361
Total deferred credits and other liabilities reclassification	179,958

Total deferred credits and other liabilities – as revised	$368,319

               This reclassification had no impact on our reported financial results of operations.

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
(May 18, 2004 as to Note 14)

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 18, 2004.

Piedmont Natural Gas Company, Inc. (Registrant)

By:	/s/ Thomas E. Skains

Thomas E. Skains
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 18, 2004.

Signature	Title

/s/ Thomas E. Skains Thomas E. Skains	Chairman of the Board, President and Chief Executive Officer

/s/ David J. Dzuricky David J. Dzuricky	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Barry L. Guy Barry L. Guy	Vice President and Controller (Principal Accounting Officer)

Signature	Title

/s/ Jerry W. Amos Jerry W. Amos	Director

/s/ C. M. Butler III C. M. Butler III	Director

/s/ D. Hayes Clement D. Hayes Clement	Director

/s/ Malcolm E. Everett III Malcolm E. Everett III	Director

/s/ John W. Harris John W. Harris	Director

/s/ Aubrey B. Harwell, Jr. Aubrey B. Harwell, Jr.	Director

/s/ Muriel W. Helms Muriel W. Helms	Director

/s/ Frank B. Holding, Jr. Frank B. Holding, Jr.	Director

/s/ David E. Shi David E. Shi	Director

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

Piedmont Natural Gas Company, Inc.
Form 10-K/A
For the Fiscal Year Ended October 31, 2003

Exhibits

23.1	Independent Auditors’ Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.