Form 10-K
period 2004-10-31
PIEDMONT NATURAL GAS CO INC
filed 2005-01-14
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended       October 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 30, 2004.

Common Stock, no par value - $1,530,797,879

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 7, 2005

Common Stock, no par value	76,624,547

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders on March 4, 2005, are incorporated by reference into Part III.

Piedmont Natural Gas Company, Inc.

2004 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

     Piedmont Natural Gas Company, Inc. (Piedmont), was incorporated in New York in 1950 and began operations in 1951. In 1994, we merged into a newly formed North Carolina corporation with the same name for the purpose of changing our state of incorporation to North Carolina.

     Piedmont is an energy services company primarily engaged in the distribution of natural gas to 960,000 residential, commercial and industrial customers in portions of North Carolina, South Carolina and Tennessee, including 60,000 customers served by municipalities who are our wholesale customers. Our subsidiaries are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, interstate natural gas storage, intrastate natural gas transportation and regulated natural gas distribution. We also sell residential and commercial gas appliances in Tennessee.

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

     Effective at the close of business on September 30, 2003, we purchased 100% of the common stock of North Carolina Natural Gas Corporation (NCNG) from Progress Energy, Inc. (Progress), for $417.5 million in cash plus $32.4 million for estimated working capital. We paid an additional $.3 million for actual working capital in our second quarter ended April 30, 2004. NCNG, a regulated natural gas distribution company, served 176,000 customers in eastern North Carolina, including 57,000 customers served by four municipalities who were wholesale customers of NCNG. NCNG was merged into Piedmont immediately following the closing. We also purchased for $7.5 million in cash Progress’ equity interest in Eastern North Carolina Natural Gas Company (EasternNC), a regulated utility. EasternNC has a certificate of public convenience and necessity to provide natural gas service to 14 counties in eastern North Carolina that previously were not served with natural gas. Progress’ equity interest in EasternNC consisted of 50% of EasternNC’s outstanding common stock and 100% of EasternNC’s outstanding preferred stock. We are obligated to purchase additional authorized but unissued shares of such preferred stock for $14.4 million.

     We have two reportable business segments, regulated utility and non-utility activities. Operations of our regulated utility segment are conducted by Piedmont, the parent company, and by EasternNC and are conducted within the United States of America. Operations of our non-utility activities segment are comprised of our equity method investments in joint ventures. As of October 31, 2004, these operations were primarily conducted by Piedmont Intrastate Pipeline Company (Piedmont Intrastate), Piedmont Interstate Pipeline Company (Piedmont Interstate) and Piedmont Energy Company (Piedmont Energy). All of these companies are wholly owned subsidiaries of Piedmont Energy Partners, a holding company that is a wholly owned subsidiary of the parent company.

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

     As of October 31, 2003, Piedmont Greenbrier Pipeline Company, LLC, owned 33% of the membership interests in Greenbrier Pipeline Company, LLC (Greenbrier). Greenbrier was formed to build a proposed interstate gas pipeline from West Virginia to North Carolina. On November 6, 2003, we sold our interest to the other member in the venture for our book value of $9.2 million.

     Prior to January 20, 2004, Piedmont Propane Company, a wholly owned subsidiary of Piedmont Energy Partners, owned 20.69% of the membership interests in US Propane, L.P., which owned all of the general partnership interest and approximately 26% of the limited partnership interest in Heritage Propane Partners, L.P. (Heritage Propane), a marketer of propane through a nationwide retail distribution network. On January 20, we, along with the other members, completed the sale of US Propane’s general and limited partnership interests in Heritage Propane for $130 million. Our share of the proceeds was $26.9 million. We recorded a gain on the sale of $4.7 million in our first quarter ended January 31, 2004. In connection with the sale, the former members of US Propane formed TAAP, LP, a limited partnership, to receive the approximately 180,000 common units of Heritage Propane retained in the sale. On May 21, 2004, TAAP distributed to us 37,244 common units of Energy Transfer Partners, LP (formerly Heritage Propane), as our share of the retained units.

     On November 12, 2004, our subsidiary, Piedmont Hardy Storage Company, LLC, and Columbia Hardy Corporation, a subsidiary of Columbia Gas Transmission Corporation (Columbia Gas), a subsidiary of NiSource Inc., announced an agreement to form Hardy Storage Company LLC (Hardy Storage), with each having a 50% equity interest in the project. Hardy Storage will seek approval from the FERC to construct, own and operate an underground natural gas storage facility located in Hardy and Hampshire Counties, West Virginia. Subject to obtaining all necessary approvals, construction is expected to begin in October 2005 with storage service commencing with initial injections in April 2007. Our portion of the project capital expenditures is estimated at $50 to $55 million. Columbia Gas will serve as operator of the facilities.

     Operations by segment for the years ended October 31, 2004, 2003 and 2002, are presented below.

	Regulated	Non-Utility
In thousands	Utility	Activities	Total
2004
Revenues from external customers	$1,529,739	$—	$1,529,739
Income before income taxes and minority interest	125,044	32,239	157,283
Income from equity method investments	—	27,381	27,381
Total assets	2,268,824	67,179	2,336,003
Long-lived assets (Utility Plant in Service and Other Physical Property, gross)	2,398,249	—	2,398,249
Deferred tax assets	18,705	—	18,705

2003
Revenues from external customers	$1,220,822	$—	$1,220,822
Income before income taxes and minority interest	106,150	17,649	123,799
Income from equity method investments	—	17,972	17,972
Total assets	2,230,272	112,690	2,342,962
Long-lived assets (Utility Plant in Service and Other Physical Property, gross)	2,326,368	—	2,326,368
Deferred tax assets	12,587	(563)	12,024

2002
Revenues from external customers	$832,028	$—	$832,028
Income before income taxes and minority interest	83,525	18,486	102,011
Income from equity method investments	—	19,207	19,207
Total assets	1,404,438	95,302	1,499,740
Long-lived assets (Utility Plant in Service and Other Physical Property, gross)	1,692,352	—	1,692,352
Deferred tax assets	11,080	(821)	10,259

     Operating revenues shown in the consolidated statements of income represent revenues from the regulated utility segment. The cost of purchased gas is a component of operating revenues. Increases or decreases in purchased gas costs from suppliers are passed on to customers through purchased gas adjustment procedures. Therefore, our operating revenues are impacted by changes in gas costs as well as by changes in volumes of gas sold and transported. For the year ended October 31, 2004, 41% of our operating revenues were from residential customers, 23% from commercial customers, 13% from industrial and power generation customers, 20% from secondary market activity and 3% from various other sources. Operations of the non-utility activities segment are included in “Other Income (Expense)” in the consolidated statements of income in “Income from equity method investments” and “Non-operating income.” For further information on equity method investments and business segments, see Notes 10 and 11 to the consolidated financial statements in Item 8 of this Form 10-K.

     Our utility operations are subject to regulation by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also subject to regulation by the NCUC as to the issuance of securities. The utility operations of EasternNC are subject to regulation by the NCUC. We are also subject to or affected by various federal regulations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the Federal Energy Regulatory Commission (FERC) that affect the availability of and the prices paid for the interstate transportation of natural gas, regulations of the Department of Transportation that affect the construction, operation, maintenance, integrity and safety of natural gas distribution systems and regulations of the Environmental Protection Agency relating to the use and release into the environment of hazardous wastes. In addition, we are subject to numerous regulations, such as those relating to employment practices, that are generally applicable to companies doing business in the United States of America.

     We hold non-exclusive franchises for natural gas service in the communities we serve, with expiration dates from 2005 to 2054. The franchises are adequate for the operation of our gas distribution business and do not contain restrictions which are of a materially burdensome nature. Two franchises have expired as of October 31, 2004, and four will expire within the next fiscal year. We continue to operate in those areas with expired franchises with no significant impact on our business as we have operated normally within the provisions of the expired franchise. The likelihood of cessation of service under an expired franchise is remote. We believe that these franchises will be renewed with no material adverse impact on us as most government entities do not want to prevent their citizens from having access to gas service or to interfere with our required system maintenance. We have never failed to obtain the renewal of a franchise; however, this is not necessarily indicative of future action.

     The natural gas distribution business is seasonal in nature as variations in weather conditions generally result in greater revenues and earnings during the winter months when temperatures are colder. For further information on weather sensitivity and the impact of seasonality on working capital, see “Financial Condition and Liquidity” in Item 7 of this Form 10-K. As is prevalent in the industry, we inject natural gas into storage during the summer months (principally April through October) for withdrawal from storage during the winter months (principally November through March) when customer demand is higher. During the year ended October 31, 2004, the amount of natural gas in storage varied from 7.5 million dekatherms (one dekatherm equals 1,000,000 BTUs) to 27 million dekatherms, and the aggregate commodity cost of this gas in storage varied from $37 million to $138.7 million.

     During the year ended October 31, 2004, which reflects a full year of the operations of NCNG and EasternNC compared with only one month in 2003, 102.5 million dekatherms of gas were sold to or transported for large industrial and power generation customers, compared with 62.5 million dekatherms in 2003. Deliveries to temperature-sensitive residential and commercial customers, whose consumption varies with the weather, totaled 89.9 million dekatherms in 2004, compared with 86.3 million dekatherms in 2003. Weather, as measured by degree days, was 6% warmer than normal in 2004 and 3% colder than normal in 2003.

     The following is a five-year comparison of operating statistics for the years ended October 31, 2000 through 2004:

	2004	2003	2002	2001	2000
Operating Revenues (in thousands)
Sales and Transportation:
Residential	$624,487	$524,933	$358,027	$525,650	$343,476
Commercial	360,355	299,281	191,988	299,672	207,087
Industrial	179,302	112,986	102,127	128,831	183,685
For Power Generation	18,782	3,071	2,368	1,316	18,849
For Resale	38,074	1,948	374	371	249

Total	1,221,000	942,219	654,884	955,840	753,346
Secondary Market Sales	301,886	273,369	173,592	145,712	73,505
Miscellaneous	6,853	5,234	3,552	6,304	3,526

Total	$1,529,739	$1,220,822	$832,028	$1,107,856	$830,377

	2004	2003	2002	2001	2000
Gas Volumes - Dekatherms (in thousands):
System Throughput:
Residential	54,412	52,603	40,047	47,869	40,520
Commercial	35,483	33,648	25,892	31,002	29,315
Industrial	83,957	60,054	58,414	54,285	61,144
For Power Generation	18,580	2,396	1,734	1,169	4,081
For Resale	8,912	623	41	29	20

Total	201,344	149,324	126,128	134,354	135,080

Secondary Market Sales	51,707	45,937	55,679	29,545	21,072

Number of Retail Customers Billed (12 month average):
Residential	771,037	657,965	620,642	601,682	577,314
Commercial	90,328	75,924	72,323	71,069	68,879
Industrial	3,194	2,626	2,589	2,764	2,696
For Power Generation	13	5	3	3	3
For Resale	15	4	3	3	3

Total	864,587	736,524	695,554	675,521	648,895

Average Per Residential Customer:
Gas Used – Dekatherms	70.57	79.95	64.53	79.56	70.19
Revenue	$809.93	$797.81	$576.87	$873.63	$594.95
Revenue Per Dekatherm	$11.48	$9.98	$8.94	$10.98	$8.48

Cost of Gas (in thousands):
Natural Gas Purchased	$944,107	$789,918	$408,564	$670,380	$426,329
Transportation Gas Received (Not Delivered)	(217)	200	(157)	214	(868)
Natural Gas Withdrawn From (Injected Into) Storage, net	(8,057)	(38,137)	9,693	115	(20,144)
Other Storage	(3,059)	(5,932)	1,927	(983)	(4,937)
Capacity Demand Charges	125,178	89,514	89,103	80,622	94,095
Other Adjustments	(16,582)	2,379	(12,896)	19,530	17,571

Total	$1,041,370	$837,942	$496,234	$769,878	$512,046

Supply Available for Distribution - Dekatherms (in thousands):
Natural Gas Purchased	163,257	143,716	136,206	121,465	126,228
Transportation Gas	91,795	52,895	48,179	44,285	31,896
Natural Gas Withdrawn From (Injected Into) Storage, net	902	(2,438)	(1,416)	1,598	(712)
Other Storage	(127)	(52)	(45)	50	(259)
Company Use	(135)	(147)	(139)	(167)	(161)

Total	255,692	193,974	182,785	167,231	156,992

     As of October 31, 2004, we had contracts for the following pipeline firm transportation capacity in dekatherms of daily deliverability:

Williams-Transco (including certain upstream arrangements with Dominion and Texas Gas)	645,400
El Paso-Tennessee Pipeline	74,100
Duke-Texas Eastern	37,000
NiSource-Columbia Gas (through arrangements with Transco and Columbia Gulf)	42,800
NiSource-Columbia Gulf	10,000

Total	809,300

     In addition, we had the following contracts for local peaking facilities and storage for seasonal or peaking capacity in dekatherms of daily deliverability to meet the firm demands of our markets. This availability varies from five days to one year:

Piedmont Liquefied Natural Gas (LNG)	316,000
Pine Needle LNG	263,400
Williams-Transco Storage	86,100
NiSource-Columbia Gas Storage	96,400
El Paso-Tennessee Pipeline Storage	55,900

Total	817,800

     We own or have under contract 29.9 million dekatherms of storage capacity, either in the form of underground storage or LNG. This capability is used to supplement regular pipeline supplies on colder winter days when demand increases.

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

     During the year ended October 31, 2004, 8% of our margin (operating revenues less cost of gas) was generated from deliveries to industrial or large commercial customers that have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and propane and, to a much lesser extent, coal or wood. Our ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under regulations of the FERC, certain large-volume customers located in proximity to the interstate pipelines delivering gas to us could attempt to bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. Through October 31, 2004, only minimal bypass activity has been experienced, in part because of our ability to negotiate competitive rates and service terms. The future level of bypass activity cannot be predicted.

     The regulated utility faces competition in the residential and commercial customer markets based on customer preferences for natural gas compared with other energy products and the relative prices of those products. The most significant product competition occurs between natural gas and electricity for space heating, water heating and cooking. There are four major electric company competitors within our service areas. We continue to attract the majority of the new residential construction market, and we believe that the consumer’s preference is for natural gas based on such factors as reliability, comfort and convenience compared with electricity to meet their needs. In addition to its many advantages, natural gas has historically maintained a price advantage over electricity in our service areas; however, with the increasing customer demand for natural gas, flat to declining production levels and other public policy issues primarily associated with access to public lands for drilling, natural gas prices and price volatility have increased. Increases in the price of natural gas can negatively impact our competitive position by decreasing the price benefits of natural gas to the consumer.

     In the industrial market, many of our customers are capable of burning a fuel other than natural gas, fuel oil being the most significant competing energy alternative. Our ability to maintain industrial market share is largely dependent on price. The relationship between natural gas supply and demand has the greatest impact on the price of our product. With the imbalance between domestic supply and demand, the cost of natural gas from non-domestic sources may play a greater role in establishing the future market price of natural gas. The price of oil depends upon a number of factors beyond our control, including the relationship between supply and demand and policies of foreign and domestic governments.

     During the year ended October 31, 2004, our largest customer contributed $14.1 million, or 1%, to total operating revenues.

     We spend an immaterial amount for research and development costs, primarily limited to gas industry-sponsored research projects.

     Compliance with federal, state and local environmental protection laws have had no material effect on construction expenditures, earnings or competitive position. For further information on environmental issues, see “Environmental Matters” in Item 7 of this Form 10-K.

     During our fourth quarter ended October 31, 2004, we established and committed to funding the Piedmont Natural Gas Foundation. The charitable foundation was funded with $7 million in cash in November 2005.

     As of October 31, 2004, we had 2,120 employees, compared with 2,155 as of October 31, 2003.

     Our filings on Form 10-K, Form 10-Q and Form 8-K are available at no cost on our web site at www.piedmontng.com on the same day the report is filed with the Securities and Exchange Commission.

Item 2. Properties

     All property shown in the consolidated balance sheets in “Utility Plant” is owned by the parent company or EasternNC and is used in our regulated utility segment. This property consists of intangible plant, production plant, storage plant, transmission plant, distribution plant and general plant as categorized by natural gas utilities, with 93% of the total invested in distribution and transmission plant to serve our customers. We have approximately 2,350 miles of lateral pipelines up to 30 inches in diameter that connect our distribution systems with the transmission systems of our pipeline suppliers. We distribute natural gas through approximately 21,150 miles (three-inch equivalent) of distribution mains. The lateral pipelines and distribution mains are located on or under public streets and highways, or property owned by others, for which we have obtained the necessary legal rights to place and operate our facilities on private property. All of these properties are located within our service areas in North Carolina, South Carolina and Tennessee. Utility Plant includes “Construction work in progress” which represents projects, primarily distribution, transmission and general plant, that have not been placed into service pending completion.

     None of our property is encumbered and all property is in use.

     We own our corporate headquarters building located in Charlotte, North Carolina, and we own or lease for varying periods district and regional offices in the locations shown below. Lease payments for these various offices totaled $1.6 million for the year ended October 31, 2004.

North Carolina	South Carolina	Tennessee
Asheboro	Anderson	Hartsville
Burlington	Gaffney	Nashville
Charlotte	Greenville
Elizabeth City	Spartanburg
Fayetteville Goldsboro
Greensboro
Hickory
High Point
Indian Trail
Lenoir
Lincolnton
Morganton
New Bern
Reidsville
Rockingham
Salisbury
Spruce Pine
Tarboro
Wilmington
Winston-Salem

     We are in the process of selling our corporate headquarters building. We have negotiated a preliminary ten-year lease with renewable options for space in a building that is currently under construction and anticipated to be ready for occupancy in late 2005. The lease payments for the ten-year term are estimated to range from $3 million to $3.4 million annually. We expect to lease back our current office building prior to occupancy of the new office space.

     All property shown in the consolidated balance sheets “Other Physical Property” is owned by the parent company and is primarily comprised of residential and commercial water heaters leased to natural gas customers. None of our subsidiaries directly own property as their operations consist solely of participating in joint ventures as an equity member.

Item 3. Legal Proceedings

     We have only routine litigation in the normal course of business and do not expect the outcomes to have any material impact on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during our fourth quarter ended October 31, 2004.

PART II

     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     (a) Our Common Stock (symbol PNY) is traded on the New York Stock Exchange (NYSE). The following table provides information with respect to the high and low sales prices on the NYSE for each quarterly period for the years ended October 31, 2004 and 2003. All amounts reflect a two-for-one stock split effective October 11, 2004.

2004	High	Low	2003	High	Low
January 31	$21.98	$19.71	January 31	$18.44	$16.38
April 30	21.53	19.90	April 30	18.83	16.61
July 31	21.59	19.16	July 31	20.75	18.27
October 31	23.03	20.45	October 31	20.00	18.62

     (b) As of January 7, 2005, our Common Stock was owned by 16,409 shareholders of record.

     (c) The following table provides information with respect to quarterly dividends paid on Common Stock for the years ended October 31, 2004 and 2003. All amounts reflect a two-for-one stock split effective October 11, 2004. We expect that comparable cash dividends will continue to be paid in the future.

	Dividends Paid		Dividends Paid
2004	Per Share	2003	Per Share
January 31	20.75¢	January 31	20.00¢
April 30	21.50¢	April 30	20.75¢
July 31	21.50¢	July 31	20.75¢
October 31	21.50¢	October 31	20.75¢

     The amount of cash dividends that may be paid on Common Stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of October 31, 2004, net earnings available for restricted payments were greater than retained earnings; therefore, none of our retained earnings were restricted.

     On June 4, 2004, the Board of Directors approved a Common Stock Open Market Purchase Program that authorizes the repurchase of up to three million shares of currently outstanding shares of Common Stock. We utilize a broker to repurchase the shares on the open market and such shares are then cancelled and become authorized but unissued shares available for issuance under the Dividend Reinvestment and Stock Purchase Plan, the Employee Stock Purchase Plan and the Executive Long-Term Incentive Plan. We implemented the program on September 1, 2004, and during September and October repurchased .2 million shares of Common Stock at a total cost of $4.5 million.

     The following table provides information with respect to repurchases of our Common Stock during the fourth quarter ended October 31, 2004. All amounts except the number of shares authorized reflect a two-for-one stock split effective October 11, 2004.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Repurchased	Per Share	Announced Program	Under the Program
				3,000,000
9/1/04 – 9/30/04	119,600	$22.060	119,600	2,880,400
10/1/04 – 10/31/04	83,200	$22.221	83,200	2,797,200

Total	202,800	$22.126	202,800

Item 6. Selected Financial Data

     The following table provides selected financial data for the years ended October 31, 2000 through 2004 . The information presented is not comparable due to the acquisitions of North Carolina Natural Gas Corporation (NCNG) and an equity interest in Eastern North Carolina Natural Gas Company (EasternNC) effective September 30, 2003.

In thousands except per share amounts	2004	2003	2002	2001	2000
Margin (Operating Revenues less Cost of Gas)	$488,369	$382,880	$335,794	$337,978	$318,331
Operating Revenues	$1,529,739	$1,220,822	$832,028	$1,107,856	$830,377
Net Income	$95,188	$74,362	$62,217	$65,485	$64,031
Earnings per Share of Common Stock:
Basic *	$1.28	$1.11	$.95	$1.02	$1.01
Diluted *	$1.27	$1.11	$.94	$1.01	$1.01
Cash Dividends Per Share of Common Stock *	$.8525	$.8225	$.7925	$.76	$.72
Average Shares of Common Stock:
Basic *	74,359	66,782	65,527	64,365	63,200
Diluted *	74,797	67,007	65,873	64,841	63,558
Total Assets	$2,335,877	$2,312,112	$1,451,626	$1,394,496	$1,459,328
Long-Term Debt (less current maturities)	$660,000	$460,000	$462,000	$509,000	$451,000
Rate of Return on Average Common Equity	12.82%	12.19%	10.82%	12.04%	12.57%
Long-Term Debt to Total Capitalization Ratio	43.57%	42.19%	43.93%	47.60%	46.10%

     *Reflects a two-for-one stock split effective October 11, 2004.

Item 7. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Overview Our Operations. Piedmont Natural Gas Company is an energy services company primarily engaged in the distribution of natural gas to residential, commercial and industrial customers in portions of North Carolina, South Carolina and Tennessee. We also have equity method investments in joint venture, energy-related businesses. Our operations are comprised of two business segments.

     The regulated utility segment is the largest segment of our business and is regulated by three state regulatory commissions. The regulatory commissions approve rates that are designed to give us the opportunity to generate revenues, assuming normal weather, to cover our gas costs and fixed and variable non-gas costs and to earn a fair rate of return for our shareholders. The regulated utility is weather sensitive and faces competition in the residential and commercial customer markets based on customer preferences for natural gas compared with other energy products and the relative prices of those products. The regulated utility faces competition in the industrial market as many of our customers have the capability of burning a fuel other than natural gas. Fuel oil is the most significant competing energy alternative for such customers. Our ability to maintain industrial market share is largely dependent on price.

     The non-utility activities segment consists of our equity method investments in joint venture, energy–related businesses that are involved, as of October 31, 2004, in unregulated retail natural gas marketing, interstate natural gas storage and intrastate natural gas transportation.

Key Items in Fiscal 2004

•	Net income increased 28% to $95.2 million and diluted earnings per share increased 14% to $1.27 per share.

•	A two-for-one stock split was effective on October 11, 2004.

•	In September 2004, we implemented a common stock repurchase program.

•	We completed the permanent financing of the acquisitions of North Carolina Natural Gas Corporation (NCNG) and a 50% equity interest in Eastern North Carolina Natural Gas Company (EasternNC) through the sale of long-term debt and Common Stock. The acquisitions were originally financed with commercial paper.

•	We began a Continuous Business Process Improvement (CBPI) program that analyzed key areas of our business to identify and implement improvements to increase revenues, to reduce costs and to better serve customers.

•	We began to reorganize our customer service delivery system to enhance operational efficiency and to improve customer satisfaction.

•	We refocused our non-utility activities segment by completing the sale of our interests in US Propane, L.P., and the proposed Greenbrier Pipeline project.

•	We established a charitable foundation with an initial funding commitment of $7 million.

Results of Operations Operating results for 2004 reflect the full effect of the acquisitions of NCNG and an equity interest in EasternNC on September 30, 2003.

     Net income was $95.2 million in 2004, $74.4 million in 2003 and $62.2 million in 2002. As more fully explained in this section, the net income increase of $20.8 million in 2004 compared with 2003 was primarily due to the following:

•	$105.5 million increase in margin (operating revenues less cost of gas).

•	$9.4 million increase in income from equity method investments.

•	$4.7 million gain on the sale of our equity method investment in propane.

These increases were partially offset by the following:

•	$48.2 million increase in operations and maintenance expenses.

•	$19.1 million increase in depreciation expense.

•	$8.4 million increase in charitable contributions.

•	$7.2 million increase in interest on long-term debt.

•	$2.6 million increase in general taxes.

     The net income increase of $12.2 million in 2003 compared with 2002 was primarily due to an increase of $47.1 million in margin, partially offset by increases of $18.7 million in operations and maintenance expenses and $5.6 million in depreciation expense.

     Compared with the prior year, weather in our service area, as measured by degree days, was 9% warmer in 2004, 21% colder in 2003 and 21% warmer in 2002. Volumes of gas delivered to customers were 201.3 million dekatherms in 2004, compared with 149.3 million dekatherms in 2003 and 126.1 million dekatherms in 2002. In addition to volumes delivered to customers, secondary market sales volumes were 51.7 million dekatherms in 2004, compared with 45.9 million dekatherms in 2003 and 55.7 million dekatherms in 2002.

     Operating revenues were $1,529.7 million in 2004, $1,220.8 million in 2003 and $832 million in 2002. Operating revenues in 2004 increased $308.9 million compared with 2003 primarily due to the following increases:

•	$259.9 million from the increase in volumes of 59.6 million dekatherms and facility charges from NCNG customers, including the impact of weather normalization adjustment mechanism (WNA) credits of $1.6 million. As discussed in “Financial Condition and Liquidity” below, we have a WNA in all three states that is designed to offset the impact that unusually cold or warm weather has on residential and commercial customer billings and margin.

•	$28.5 million from secondary market activity.

•	$32.2 million from increased commodity gas costs.

•	$13.3 million from the WNA due to charges of $3.7 million in 2004 compared with credits of $9.6 million in 2003, excluding the impact of WNA for NCNG.

•	$8.4 million from increased customer rates and charges, including changes in rate design, in Tennessee, effective November 1, 2003.

     Excluding NCNG, volumes decreased 7.8 million dekatherms primarily due to 9% warmer weather. This decrease resulted in a decrease in operating revenues of $46.8 million.

     Operating revenues in 2003 increased $388.8 million compared with 2002 primarily due to the following increases:

•	$98.3 million from increased volumes due to colder weather and growth in our customer base, including $16.2 million from customers acquired in the purchase of North Carolina Gas Service (NCGS) in September 2002. Volumes increased 16.4 million dekatherms primarily due to 21% colder weather.

•	$143.7 million from increased commodity gas costs.

•	$99.6 million from secondary market activity.

•	$31.9 million due to a change in 2003 in the way we recorded revenues and cost of gas related to volumes delivered but not yet billed. See Note 1.J to the consolidated financial statements.

•	$25.7 million from increased customer rates and charges, including changes in rate design, in North Carolina and South Carolina, effective November 1, 2002.

•	$19 million from customers acquired in the NCNG acquisition.

     These increases were partially offset by $10.2 million in WNA credits in 2003 compared with charges of $19.8 million in 2002, a net decrease in operating revenues of $30 million.

     In general rate proceedings, state regulatory commissions have authorized us to recover a margin, applicable rate less cost of gas, on each unit of gas delivered. The commissions have also authorized us to recover margin losses resulting from negotiating lower rates to industrial customers when necessary to remain competitive. The ability to recover such negotiated margin reductions is subject to continuing regulatory approvals.

     Cost of gas was $1,041.4 million in 2004, $837.9 million in 2003 and $496.2 million in 2002. Cost of gas in 2004 increased $203.5 million compared with 2003 primarily due to the following increases:

•	$166.3 million from the increase in volumes from NCNG customers.

•	$30.3 million from an increase in secondary market activity.

•	$32.2 million from increased commodity gas costs.

     Excluding NCNG, volumes decreased 7.8 million dekatherms which resulted in a decrease in cost of gas of $32.8 million.

     Cost of gas in 2003 increased $341.7 million compared with 2002 primarily due to the following increases:

•	$143.7 million from increased commodity gas costs.

•	$56.9 million from an increase in volumes delivered, including $10.4 million from NCGS customers.

•	$99 million from an increase in secondary market activity.

•	$22.8 million from a change in 2003 in the way we recorded revenues and cost of gas related to volumes delivered but not yet billed. See Note 1.J to the consolidated financial statements.

•	$13.3 million from the acquisitions of NCNG and an equity interest in EasternNC.

     Margin was $488.4 million in 2004, $382.9 million in 2003 and $335.8 million in 2002. The margin increase of $105.5 million in 2004 compared with 2003 was primarily due to the following increases:

•	$104.8 million from the increase in volumes and facility charges from NCNG customers, including the impact of WNA credits of $1.6 million.

•	$13.3 million from the WNA due to charges of $3.7 million in 2004 compared with credits of $9.6 million in 2003, excluding the impact of WNA for NCNG.

•	$8.4 million from increased customer rates and charges, including changes in rate design, in Tennessee, effective November 1, 2003.

     Excluding NCNG, volumes decreased 7.8 million dekatherms which resulted in a decrease in margin of $14 million.

     The margin increase of $47.1 million in 2003 compared with 2002 was primarily due to the following increases:

•	$43 million due to an increase of 16.4 million dekatherms due to customer growth, including the NCGS acquisition, and colder weather.

•	$24.9 million from increased customer rates and charges, including changes in rate design, in North Carolina and South Carolina, effective November 1, 2002.

•	$9.2 million due to a change in 2003 in the way we recorded revenues and cost of gas related to volumes delivered but not yet billed. See Note 1.J to the consolidated financial statements.

•	$5.7 million due to the acquisitions of NCNG and an equity interest in EasternNC.

     These increases were partially offset by a decrease of $30 million due to WNA credits of

$10.2 million in 2003 compared with charges of $19.8 million in 2002.

     Operations and maintenance expenses were $200.3 million in 2004, $152.1 million in 2003 and $133.4 million in 2002. Operations and maintenance expenses increased $48.2 million in 2004 compared with 2003 primarily due to the following increases:

•	$22.8 million in payroll costs primarily due to merit increases, the addition of NCNG employees for a full year and accruals of short-term incentive plans.

•	$5.9 million in other corporate expenses primarily due to amortization of NCNG integration costs and the deferral in 2003 to a regulatory asset of EasternNC’s operations and maintenance costs that were expensed prior to September 30, 2003. See Note 3 to the consolidated financial statements.

•	$4.3 million in employee benefits expense primarily due to pension and postretirement health care and life insurance costs.

•	$4 million in outside labor primarily due to NCNG operations and increased costs of outsourced mainframe utilization.

•	$2.4 million in transportation primarily due to NCNG operations.

•	$2.3 million due to accrual of the projected benefit obligation for the Board of Director’s retirement plan.

•	$1.6 million in utilities primarily due to NCNG operations.

•	$1.2 million in materials primarily due to NCNG operations.

•	$1.2 million in outside consulting fees primarily due to the CBPI program, the pipeline integrity management program and the integrated mapping project.

     Operations and maintenance expenses increased $18.7 million in 2003 compared with 2002 primarily due to the following increases:

•	$9 million in payroll costs primarily due to merit increases, including the impact of moving to a common review date for all non-bargaining unit employees, the addition of NCNG employees, accruals of the short-term and long-term incentive plans and severance paid to NCNG employees not acquired.

•	$5.1 million in employee benefits expense primarily due to increases in pension and postretirement health care and life insurance costs.

•	$3.4 million in the provision for uncollectibles primarily due to higher charge-offs resulting from colder weather and higher gas prices.

•	$1.5 million in risk insurance due to higher premiums.

     These increases were partially offset by a decrease of $2.7 million to defer to a regulatory asset EasternNC’s operations and maintenance costs that were expensed prior to September 30, 2003. See Note 3 to the consolidated financial statements.

     Depreciation expense increased from $57.6 million to $82.3 million over the three-year period 2002 to 2004 primarily due to increases in plant in service, including a full year of depreciation expense in 2004 compared with only one month in 2003 on plant acquired from NCNG. Due to the continued growth in our service areas and our commitment to capital expansion, we anticipate that depreciation expense will continue to increase.

     General taxes were $27 million in 2004, $24.4 million in 2003 and $23.9 million in 2002. General taxes increased $2.6 million in 2004 compared with 2003 primarily due to the reasons listed below.

•	$1.7 million increase in payroll taxes.

•	$1.5 million increase in property taxes.

•	$.3 million decrease in Tennessee gross receipts taxes.

     General taxes increased $.5 million in 2003 compared with 2002 primarily due to the reasons listed below.

•	$.6 million increase in payroll taxes.

•	$.3 million increase in Tennessee gross receipts taxes.

•	$.2 million decrease due to a non-recurring payment in 2002 related to a sales and use tax audit in North Carolina.

     Income from equity method investments was $27.4 million in 2004, $18 million in 2003 and $19.2 million in 2002. The increase of $9.4 million in 2004 compared with 2003 was primarily due to an increase of $8.9 million in earnings from SouthStar, including a one-time benefit of $2.5 million from the resolution of certain disproportionate sharing issues between the members of SouthStar, and an increase of $.4 million in earnings from Pine Needle.

     Income from equity method investments decreased $1.2 million in 2003 compared with 2002 primarily due to a decrease in earnings from SouthStar of $4.1 million, partially offset by an increase in earnings from propane operations of $3.1 million.

     The gain on sale of equity method investments of $4.7 million in 2004 resulted from the sale of our propane interests effective January 20, 2004. See Note 10 to the consolidated financial statements.

     The equity portion of the allowance for funds used during construction (AFUDC) was $.9 million in 2004, $1.1 million in 2003 and $2 million in 2002. AFUDC is allocated between equity and debt based on actual amounts computed and the ratio of construction work in progress to average short-term borrowings.

     Non-operating income is comprised of merchandising, service work, the non-equity-method portion of the activities of our subsidiaries, interest income and other miscellaneous income. Non-operating income was $2.3 million in 2004, $2.6 million in 2003 and $1.2 million in 2002.

     Charitable contributions were $9.1 million in 2004, $.7 million in 2003 and $.6 million in 2002. Contributions increased $8.4 million in 2004 primarily due to the initial commitment of $7 million to the newly established charitable foundation.

     Utility interest charges were $47.4 million in 2004, $40.2 million in 2003 and $40.6 million in 2002. Utility interest charges increased $7.2 million in 2004 compared with 2003 primarily due to the reasons listed below.

•	$7.2 million increase in interest on long-term debt due to higher balances outstanding, including amounts due to the permanent financing of the NCNG and EasternNC acquisitions.

•	$.3 million increase in interest on short-term debt due to the commercial paper used to temporarily finance the acquisitions.

•	$.8 million in interest in connection with the Internal Revenue Service audit of our federal income tax return for the year ended October 31, 2001.

•	$1.3 million decrease in interest on amounts due to/from customers due to higher average net receivables in 2004 compared with significantly higher average net payables in 2003.

     Utility interest charges decreased $.4 million in 2003 compared with 2002 primarily due to the reasons listed below.

•	$1 million decrease in interest on long-term debt due to lower balances outstanding.

•	$1 million decrease in interest on amounts due to customers due to lower net payables outstanding.

•	$1.2 million increase in interest on short-term debt, primarily due to the commercial paper used to temporarily finance the NCNG and EasternNC acquisitions.

Our Business Piedmont Natural Gas Company, Inc., which began operations in 1951, is an energy services company primarily engaged in the distribution of natural gas to 960,000 residential, commercial and industrial customers in portions of North Carolina, South Carolina and Tennessee, including 60,000 customers served by municipalities who are our wholesale customers. We are invested in joint venture, energy-related businesses, including, as of October 31, 2004, unregulated retail natural gas marketing, interstate natural gas storage, intrastate natural gas transportation and regulated natural gas distribution. We also sell residential and commercial gas appliances in Tennessee.

     In 1994, our predecessor, which was incorporated in 1950 under the same name, was merged into a newly formed North Carolina corporation for the purpose of changing our state of incorporation to North Carolina.

     Effective September 30, 2002, we purchased for $26 million in cash substantially all of the natural gas distribution assets and certain of the liabilities of NCGS, a division of NUI Utilities, Inc. The transaction added 14,000 customers to our distribution system in the counties of Rockingham and Stokes, North Carolina.

     Effective at the close of business on September 30, 2003, we purchased 100% of the common stock of NCNG from Progress Energy, Inc. (Progress), for $417.5 million in cash plus $32.4 million for estimated working capital. We paid an additional $.3 million for actual working capital in our second quarter ended April 30, 2004. NCNG, a regulated natural gas distribution company, served 176,000 customers in eastern North Carolina, including 57,000 customers served by four municipalities who were wholesale customers of NCNG. NCNG was merged into Piedmont immediately following the closing.

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

     We have two reportable business segments, regulated utility and non-utility activities. For further information on business segments, see Note 11 to the consolidated financial statements.

     Our utility operations are subject to regulation by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also subject to regulation by the NCUC as to the issuance of securities. We are also subject to or affected by various federal regulations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the Federal Energy Regulatory Commission (FERC) that affect the availability of and the prices paid for the interstate transportation of natural gas, regulations of the Department of Transportation that affect the construction, operation, maintenance, integrity and safety of natural gas distribution systems and regulations of the Environmental Protection Agency relating to the use and release into the environment of hazardous wastes. In addition, we are subject to numerous regulations, such as those relating to employment practices, that are generally applicable to companies doing business in the United States of America.

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

     We continually assess the nature of our business and explore alternatives to traditional utility regulation. Non-traditional ratemaking initiatives and market-based pricing of products and services provide additional challenges and opportunities for us. For further information, see “Results of Operations” above and Notes 3 and 6 to the consolidated financial statements.

     We invest in joint ventures to complement or supplement income from utility operations. If an opportunity aligns with our overall business strategies, we analyze and evaluate the project with a major factor being a projected rate of return greater than the returns allowed in our utility operations, due to the higher risk of such projects. We make only those investments that are approved by the Board of Directors. We participate in the governance of the venture by having a management representative on the governing board of the venture. We monitor actual performance and rates of return against expectations and make periodic reports to the Board. Decisions regarding exiting joint ventures are based on many factors, including performance results and continued alignment with our business strategies.

Financial Condition and Liquidity We believe we have access to adequate resources to meet our needs for working capital, construction expenditures, debt redemptions and dividend payments. These resources include net cash flow from operating activities, access to capital markets, investments in non-utility activities and bank lines of credit.

Cash Flows from Operating Activities. The natural gas business is seasonal in nature. Operating cash flows may fluctuate significantly during the year and from year to year due to such factors as weather, natural gas prices, the timing of collections from customers, natural gas purchases and gas inventory storage activity. We rely on operating cash flows and short-term bank borrowings to meet seasonal increases in working capital needs. During the first and second quarters, we generally have positive cash flows from the sale of flowing gas and gas in storage and the collection of accounts receivable from customers. This cash is used to reduce short-term debt to zero during much of the second and third quarters. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year. Cash requirements generally increase during the third and fourth quarters due to increases in accounts payable for natural gas purchases for storage and decreases in collections of accounts receivable.

     Net cash provided by operating activities was $154.3 million in 2004, $96.7 million in

2003 and $108 million in 2002. The primary factor that impacts our cash flows from operations is weather. Warmer weather can lead to lower total margin from fewer volumes of natural gas sold or transported. Colder weather can increase volumes sold to weather-sensitive customers, but extremely cold weather may lead to conservation by customers in order to reduce their consumption. Weather outside the normal range of temperatures can lead to reduced operating cash flows, thereby increasing the need for short-term borrowings to meet current cash requirements. During 2004, 51% of our sales and transportation revenues were from residential customers and 30% were from commercial customers, both of which are weather-sensitive.

     Our regulatory commissions approve rates that are designed to give us the opportunity to generate revenues, assuming normal weather, to cover our gas costs and fixed and variable non-gas costs and to earn a fair return for our shareholders. We have weather normalization adjustment mechanisms (WNA) in all three states that partially offset the impact of unusually cold or warm weather on bills rendered in November through March for weather-sensitive customers. Weather in 2004 was 6% warmer than normal, compared with 3% colder than normal in 2003 and 15% warmer than normal in 2002. The WNA generated charges to customers of $2.1 million in 2004, credits to customers of $9.6 million in 2003 and charges to customers of $19.8 million in 2002. In North Carolina and Tennessee, adjustments are made directly to the customer’s bill. In South Carolina, the adjustments are calculated at the individual customer level and recorded in a deferred account for subsequent collection from or disbursement to all customers in the class. The WNA formula calculates the actual weather variance from normal, using 30 years of history, which results in an increase in revenues when weather is warmer than normal and a decrease in revenues when weather is colder than normal. The gas cost portion of our costs is recoverable through purchased gas adjustment (PGA) procedures and is not affected by the WNA.

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

     The regulated utility faces competition in the residential and commercial customer markets based on customer preferences for natural gas compared with other energy products and the relative prices of those products. The most significant product competition is with electricity for space heating, water heating and cooking. Increases in the price of natural gas can negatively impact our competitive position by decreasing the price benefits of natural gas to the consumer. This can impact our cash needs if customer growth slows, resulting in reduced capital expenditures, or if customers conserve, resulting in reduced billings and gas purchases.

     In the industrial market, many of our customers have the capability of burning a fuel other than natural gas, fuel oil being the most significant competing energy alternative. Our ability to maintain industrial market share is largely dependent on price. The relationship between supply and demand has the greatest impact on the price of natural gas. With the imbalance between domestic supply and demand, the cost of natural gas from non-domestic sources may play a greater role in establishing the future market price of natural gas. The price of oil depends upon a number of factors beyond our control, including the relationship between supply and demand and the policies of foreign and domestic governments. Our liquidity could be impacted, either positively or negatively, as a result of alternate fuel decisions by industrial customers.

Cash Flows from Investing Activities. Net cash used in investing activities was $36.3 million in 2004, $515.2 million in 2003 and $87.6 million in 2002. The net cash used in investing activities for 2004 was primarily due to utility construction expenditures. Gross utility construction expenditures were $141.8 million ($103.2 million net of AFUDC, contributions in aid of construction and bond reimbursements for EasternNC’s expenditures). As expenditures are made in EasternNC’s service territory, reimbursement requests are made to the State of North Carolina under orders issued by the NCUC granting EasternNC a total of $188.3 million of bond funds. Such funds are available to pay for the uneconomic portion of the construction of a natural gas distribution infrastructure in the eastern part of the state. For further information about the bond fund, see “Gas Supply and Regulatory Proceedings” below.

     We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements. The capital expansion program supports the growth in our customer base. Net utility construction expenditures in 2004 were $103.2 million, compared with $80.3 million in 2003 and $83.7 million in 2002. Gross utility construction expenditures totaling $157.4 million, primarily to serve customer growth, are budgeted for 2005; however, we are not contractually obligated to expend capital until the work is completed. Due to projected growth in our service areas, significant utility construction expenditures are expected to continue and are a part of our long-range forecast.

     Our equity interest in EasternNC consists of 50% of EasternNC’s outstanding common stock and 100% of EasternNC’s preferred stock. We are obligated to purchase additional authorized but unissued shares of such preferred stock for $14.4 million.

     We are in the process of selling our corporate office building located in Charlotte, North Carolina. We have negotiated a preliminary ten-year lease with renewable options for space in a building that is currently under construction and anticipated to be ready for occupancy in late 2005. The lease payments for the ten-year term are estimated to range from $3 million to $3.4 million annually. We expect to lease back our current office building prior to occupancy of the new office space.

     We received $36.1 million from the sale of equity method investments in 2004, $26.9 million from our investment in US Propane, L.P., and $9.2 million from our investment in Greenbrier Pipeline Company, LLC. We received $26.3 million in capital distributions from our equity method investments in 2004, compared with $10.2 million in 2003 and $22.1 million in 2002. We regularly evaluate the performance of the non-utility activities segment based on earnings from the ventures and the return on our investments in the ventures.

     Pending various governmental approvals, we intend to jointly develop an underground interstate natural gas storage facility in West Virginia with Columbia Hardy Corporation, a subsidiary of Columbia Gas Transmission Corporation. Total project capital expenditures are estimated at $100 to $110 million over a five-year period. For further information, see “Equity Method Investments” below.

     In 2003, we acquired 100% of the common stock of NCNG and a 50% equity interest in EasternNC from Progress. In 2002, we acquired substantially all of the natural gas distribution assets and certain liabilities of NCGS, a division of NUI Utilities, Inc. These acquisitions were a part of our focus on growing our core utility business. For further information regarding the acquisitions, see Note 1.E and Note 2 to the consolidated financial statements.

Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $(123.5) million in 2004, $424.6 million in 2003 and $(20.9) million in 2002. Funds are generally provided from bank borrowings and the issuance of Common Stock through dividend reinvestment and employee stock plans. When required, we sell Common Stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. As of October 31, 2004, our current assets were $335.2 million and our current liabilities were $306.2 million.

     Under committed bank lines of credit totaling $200 million, outstanding short-term borrowings during 2004 ranged from zero to $174 million, and interest rates ranged from 1.39% to 2.25%. As of October 31, 2004, we had additional uncommitted lines of credit totaling $103 million on a no fee and as needed, if available, basis.

     In addition to these bank lines of credit, we had a commercial paper program where we could issue up to $450 million in unsecured promissory notes that were backed by a $450 million credit agreement scheduled to expire June 22, 2004. This program was put in place to provide for the temporary financing of our acquisitions of NCNG and the equity interest in EasternNC. The notes issued under this program on September 29, 2003, were sold at a discount from face values at LIBOR cost-plus rates, with maturities ranging from one to 30 days. On December 19, 2003, we repaid $198.3 million of commercial paper with the proceeds from the sale of $200 million of medium-term notes. On January 23, 2004, we sold 8.5 million shares of Common Stock at a public offering price of $21.25 per share (4.3 million shares at $42.50 on a pre-split basis). The proceeds of $174.3 million, net of underwriting discount, were used to repay a portion of our outstanding commercial paper. On January 22, 2004, we repaid the balance of $16 million of the outstanding commercial paper from internally generated cash, and the program was terminated.

     The level of short-term borrowings can vary significantly due to changes in the wholesale prices of natural gas and to increased purchases of natural gas supplies to serve customer demand and to refill storage. Short-term debt may increase when wholesale prices for natural gas increase because we must pay suppliers for the gas before we recover our costs from customers through their monthly bills. Gas prices could continue to fluctuate due to the relationship between domestic supply and demand. If wholesale gas prices remain high, we may incur more short-term debt to pay for natural gas supplies and other operating costs since collections from customers could be slower and some customers may not be able to pay their gas bills on a timely basis.

     During 2004, we issued $20 million of Common Stock through dividend reinvestment and stock purchase plans. Under the Common Stock Open Market Purchase Program discussed in Note 5 to the consolidated financial statements, we repurchased in our fourth quarter ended October 31, 2004, .2 million shares of Common Stock that are available for reissuance to these plans. In June 2004, we made the remaining scheduled sinking fund payment of $2 million on the 10.06% senior notes.

     We increased our Common Stock dividend on an annualized basis by $.03 per share in 2002, 2003 and 2004. Dividends of $63.3 million, $54.9 million and $51.9 million for 2004, 2003 and 2002, respectively, were paid on Common Stock. The amount of cash dividends that may be paid on Common Stock is restricted by provisions contained in certain note agreements under which long-term debt was issued; however, as of October 31, 2004, none of our retained earnings were restricted. For further information, see Note 4 to the consolidated financial statements.

     As of October 31, 2004, our capitalization consisted of 44% in long-term debt and 56% in common equity. Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity.

     As of October 31, 2004, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services and “A3” by Moody’s Investors. Credit ratings impact our ability to obtain short-term and long-term financing and the cost of such financings. In determining our credit ratings, the rating agencies consider various factors. The more significant quantitative factors include:

•	Ratio of total debt to total capitalization, including balance sheet leverage,

•	Ratio of net cash flows to capital expenditures,

•	Funds from operations interest coverage,

•	Ratio of funds from operations to average total debt, and

•	Pre-tax interest coverage.

Qualitative factors include, among other things:

•	Stability of regulation in the jurisdictions in which we operate,

•	Risks and controls inherent in the distribution of natural gas,

•	Predictability of cash flows,

•	Business strategy and management,

•	Corporate governance guidelines and practices,

•	Industry position, and

•	Contingencies.

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

     Failure to satisfy any of the default provisions would result in total outstanding issues of debt becoming due. There are cross-default provisions in all our debt agreements. As of October 31, 2004, we are in compliance with all default provisions.

     As of October 31, 2004, our estimated future contractual obligations were as follows.

		Payments Due by Period
	Less than	1-3	4-5	After
In thousands	1 Year	Years	Years	5 Years	Total
Long-term debt (1)	$—	$35,000	$90,000	$535,000	$660,000
Interest on long-term debt (1)	46,496	132,228	85,765	474,491	738,980
EasternNC preferred stock (2)	14,409	—	—	—	14,409
Pipeline and storage capacity (3)	119,905	333,447	213,030	389,924	1,056,306
Gas supply (4)	22,825	7,084	—	—	29,909
Telecommunications and information technology (5)	14,174	30,670	31,910	—	76,754
Operating leases (6)	5,017	8,416	1,665	4,850	19,948
Charitable foundation	7,000	—	—	—	7,000
Other purchase obligations (7)	17,196	—	—	—	17,196

(1)	For further detail on long-term debt, see Note 4 to the consolidated financial statements.

(2)	Presented as current, however, there is no timeframe specified in the acquisition documents.

(3)	100% recoverable through purchased gas adjustment (PGA) procedures.

(4)	Reservation fees that are 100% recoverable through PGA procedures.

(5)	Consists primarily of maintenance fees for hardware and software applications, usage fees, local and long- distance data costs, frame relay, cell phone and pager usage fees and contract labor and consulting fees.

(6)	Excludes amounts due for new corporate office space pending the negotiation of the final lease and the completion of the building. See Note 7 to the consolidated financial statements.

(7)	Consists primarily of pipeline products, vehicles, contractors and merchandise.

Off-balance Sheet Arrangements We have no off-balance sheet arrangements other than operating leases that are reflected in the table above and discussed in Note 7 to the consolidated financial statements.

Critical Accounting Policies and Estimates We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. We make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results may differ significantly from these estimates and assumptions. We base our estimates on historical experience, where applicable, and other relevant factors that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate estimates and assumptions and make adjustments in subsequent periods to reflect more current information if we determine that modifications in assumptions and estimates are warranted.

     Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or a different estimate that could have been used would have had a material impact on our financial condition or results of operations. We consider regulatory accounting, revenue recognition, goodwill and pension and postretirement benefits to be our critical accounting estimates. Management and our independent auditors have discussed the development and selection of the critical accounting estimates presented below with the Audit Committee of the Board of Directors.

Regulatory Accounting. Our regulated utility segment is subject to regulation by certain state and federal authorities. Our accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting For The Effects of Certain Types of Regulation”

(Statement 71), and are in accordance with accounting requirements and ratemaking practices prescribed by the regulatory authorities. The application of these accounting policies allows us to defer expenses and revenues in the balance sheet as regulatory assets and liabilities when those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. We then recognize these deferred regulatory assets and liabilities through the income statement in the period in which the same amounts are reflected in rates. If we, for any reason, cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, we would eliminate from the balance sheet the regulatory assets and liabilities related to those portions ceasing to meet such criteria and include them in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs. Such an event could have a material effect on our results of operations in the period this action was recorded. Regulatory assets as of October 31, 2004 and 2003, totaled $65.1 million and $41.7 million, respectively. Regulatory liabilities as of October 31, 2004 and 2003, totaled $297.6 million and $282.6 million, respectively. The detail of these regulatory assets and liabilities is presented in Note 1.B to the consolidated financial statements.

Revenue Recognition. Utility sales and transportation revenues are based on rates approved by state regulatory commissions. Base rates charged to customers may not be changed without formal approval by the regulatory commission in that jurisdiction; however, the wholesale cost of gas component of rates may be adjusted periodically under PGA procedures. A WNA factor, based on the margin or base rate component of the billing rate, is included in rates charged to residential and commercial customers during the winter period of November through March in all jurisdictions except EasternNC. The WNA is designed to offset the impact that unusually cold or warm weather has on customer billings during the winter season. Without the WNA, our operating revenues in 2004 would have been lower by $2.1 million.

     Revenues are recognized monthly on the accrual basis, which includes estimated amounts for gas delivered to customers but not yet billed under the cycle-billing method from the last meter reading date to month end. Meters are read throughout the month based on an approximate 30-day usage cycle; therefore, at any point in time, volumes are delivered to customers that have not been metered and billed. The unbilled revenue estimate reflects factors requiring judgment related to estimated usage by customer class, changes in weather during the period and the impact of the WNA. Prior to 2003, we recognized revenues from meters read on a monthly cycle basis and deferred the cost of gas for volumes delivered but not yet billed. Secondary market, or wholesale, sales revenues are recognized when the physical sales are delivered based on the contracted or market prices.

Goodwill. All of our goodwill is attributable to the regulated utility segment. We evaluate goodwill for impairment annually, or more frequently if impairment indicators arise, using a weighted average of the guideline company method of the market approach and the discounted cash flow method of the income approach on the premise of continued use, which assumes that a buyer and seller contemplate the continued use of the reporting unit at its present location as part of current and future operations. The guideline company method of the market approach is based on market multiples of companies that are representative of our peers in the natural gas distribution industry. The discounted cash flow method of the income approach consists of estimating annual future cash flows and individually discounting them back to the present value. These calculations are dependent on several subjective factors, including the timing of future cash flows, future growth rates and the discount rate. The calculations also define the reporting unit as the domestic natural gas distribution business. An impairment charge would be recognized if the carrying value of the reporting unit, including goodwill, exceeded its fair value. Through October 31, 2004, no impairment has been recognized.

     Using a discounted cash flow model to estimate fair value is subjective and requires significant judgment in applying a discount rate, growth assumptions and continued cash flows. An increase or decrease of 100 basis points in the weighted average cost of capital would have the following effects.

In thousands	100 basis point increase	100 basis point decrease
Change in fair value of the regulated utility segment	$(198,000)	$294,000

     The 100 basis point increase or decrease in the weighted average cost of capital would not have required the recording of an impairment charge.

Pension and Postretirement Benefits. We have a defined-benefit pension plan for the benefit of eligible full-time employees. We also provide certain postretirement health care and life insurance benefits to eligible full-time employees. Our reported costs of providing these benefits, as described in Note 8 to the consolidated financial statements, are impacted by numerous factors, including the provisions of the plans, changing employee demographics and various actuarial calculations, assumptions and accounting mechanisms. Because of the complexity of these calculations, the long-term nature of these obligations and the importance of the assumptions used, our estimate of these costs is a critical accounting estimate.

     Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expenses and liabilities related to the plans. These factors include assumptions about the discount rate used in determining future benefit obligations, projected health care cost trend rates, expected long-term return on plan assets and rate of future compensation increases, within certain guidelines. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate projected benefit obligations. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension expense or other postretirement benefit costs recorded in future periods.

     The discount rate is determined by developing a hypothetical bond portfolio matching our projected benefit cost with our projected benefit obligations. Based on market trends, we reduced the discount rate to 5.75% in 2004 from 6.25% in 2003 and 7% in 2002. Based on our review of actual cost trend rates and projected future trends in establishing health care cost trend rates, we changed our health care cost trend rate from 11.5% in 2002 to 10% in 2003 and 10.5% in 2004, declining gradually to 5% in 2012 for participants aged less than 65. For participants aged greater than 65, we changed our health care cost trend rate from 14.5% in 2002 to 13% in 2003 and 10.5% in 2004, declining gradually to 5% by 2012.

     In determining our expected long-term rate of return on plan assets, we review past long-term performance, asset allocations and long-term inflation assumptions. We target our asset allocation for pension plan assets to be approximately 60% equity securities and 40% fixed income securities. The target allocation for our other postretirement benefit assets is also 60% equity securities and 40% fixed income securities. Based on market trends, we reduced the expected long-term rate of return of plan assets from 9.5% in 2002 to 8.5 % in 2003 and 2004. Based on a fairly stagnant inflation trend, our assumed rate of increase in future compensation levels has remained at 3.97% from 2002 to 2004.

     The following reflects the sensitivity of pension cost in certain actuarial assumptions,

assuming that the other components of the calculation are constant.

In thousands	Change in	Impact on 2004	Impact on Projected
Actuarial Assumption	Assumption	Pension Cost	Benefit Obligation
		Increase/(Decrease)
Discount rate	(.25%)	$581	$7,531
Rate of return on plan assets	(.25%)	477	N/A
Rate of increase in compensation	.25%	615	3,581

     The following reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions, assuming that the other components of the calculation are constant.

			Impact on
		Impact on	Accumulated
In thousands	Change in	2004 Postretirement	Postretirement
Actuarial Assumption	Assumption	Benefit Cost	Benefit Obligation
		Increase/(Decrease)
Health care cost trend rate	.25%	$36	$344
Rate of return on plan assets	(.25%)	31	N/A
Discount rate	(.25%)	28	838

     We utilize a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees.

Gas Supply and Regulatory Proceedings In 1998, the North Carolina General Assembly enacted the Clean Water and Natural Gas Critical Needs Act of 1998, which provided for the issuance of $200 million of general obligation bonds of the state for the purpose of providing grants, loans or other financing for the cost of constructing natural gas facilities in unserved areas of the state.

     EasternNC is franchised to provide natural gas service to 14 counties in the eastern-most part of North Carolina. These counties historically have not been able to obtain gas service because of the relatively small population of the counties and the resulting uneconomic feasibility of providing service. The NCUC has issued orders granting $188.3 million of the bond fund to EasternNC for construction of natural gas facilities in the 14 counties. During 2004, we filed $42.4 million for reimbursement from the bond fund and received $41.5 million. As of October 31, 2004, there was $30.5 million remaining of the bond funds allocated to EasternNC. As of October 31, 2004 and 2003, we had receivables of $3.5 million and $2.6 million, respectively, related to the bond fund recorded in “Receivables” in the consolidated balance sheets.

     Secondary market transactions permit us to market gas supplies and transportation services by contract with wholesale or off-system customers. These sales contribute smaller per-unit wholesale margins to earnings; however, the program allows us to act as a wholesale marketer of natural gas and transportation capacity in order to generate operating margin from sources not restricted by the capacity of our retail distribution system. In North Carolina and South Carolina, a sharing mechanism is in effect where 75% of any margin earned is refunded to customers. Secondary market transactions in Tennessee are included in the performance incentive plan discussed in Note 6 to the consolidated financial statements.

     No general rate case activity is expected that would impact 2005 earnings in any of our jurisdictions. See Note 3 to the consolidated financial statements.

Equity Method Investments As of October 31, 2003, we owned 33% of the membership interests in Greenbrier Pipeline Company, LLC (Greenbrier). The other member was a subsidiary of Dominion Resources, Inc. Greenbrier was formed to build a proposed interstate gas pipeline from West Virginia to North Carolina. On November 6, 2003, we sold our interest in Greenbrier to Dominion Resources for our book value of $9.2 million.

     On November 12, 2004, we, and a subsidiary of NiSource Inc., announced an agreement to form Hardy Storage Company LLC (Hardy Storage), with each having a 50% equity interest in the project. Hardy Storage will seek approval from the FERC to construct, own and operate an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia. If approved, the facility will have the capacity to store approximately 12 billion cubic feet of natural gas and deliver up to 176,000 dekatherms per day by November 2009. Subject to obtaining all necessary approvals, construction is expected to begin in October 2005 with storage service commencing with initial injections in April 2007. Total project capital expenditures are estimated at $100 to $110 million. Columbia Gas Transmission Corporation, a subsidiary of NiSource, will serve as operator of the facilities.

     For additional information about our equity method investments, see Note 10 to the consolidated financial statements.

Environmental Matters We have developed an internal environmental self-assessment plan to assess our facilities and program areas for compliance with federal, state and local environmental regulations and to correct in a timely manner any deficiencies identified. As a member of the North Carolina MGP Initiative Group, we, along with other responsible parties, work directly with the North Carolina Department of Environment and Natural Resources to set priorities for MGP site remediation. For additional information on environmental matters, see Note 12 to the consolidated financial statements.

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

•	The potential loss of large-volume industrial customers due to alternate fuels or to bypass or the shift by such customers to special competitive contracts at lower per-unit margins.

•	Regulatory issues, customer growth, deregulation, economic and capital market conditions, the cost and availability of natural gas and weather conditions can impact our ability to meet internal performance goals.

•	The capital-intensive nature of our business. In order to maintain our historic growth, we must add to our natural gas distribution system each year. The cost of this construction may be affected by the cost of obtaining governmental approvals, development project delays or changes in project costs. Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost of a project. Our internally generated cash flows are not adequate to finance the full cost of this construction. As a result, we must fund a portion of our cash needs through borrowings.

•	Changes in the availability and cost of natural gas. To meet firm customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts allow us to remain competitive. Natural gas is an unregulated commodity market subject to supply and demand and price volatility. We have a diversified portfolio of local peaking facilities, transportation and storage contracts with interstate pipelines and supply contracts with major producers and marketers to satisfy the supply and delivery requirements of our customers. Because these producers, marketers and pipelines are subject to operating and financial risks associated with exploring, drilling, producing, gathering, marketing and transporting natural gas, their risks also increase our exposure to supply and price fluctuations. We engage in hedging activities to reduce price volatility for our customers.

•	Changes in weather conditions. Weather conditions and other natural phenomena can have a material impact on our earnings. Severe weather conditions can impact our suppliers and the pipelines that deliver gas to our distribution system. Extended mild or severe weather, either during the winter period or the summer period, can have a significant impact on the demand for and the cost of natural gas.

•	Changes in environmental and safety regulations and the cost of compliance.

•	Earnings from our equity method investments. We invest in companies that engage in interstate natural gas storage, intrastate natural gas transportation and unregulated retail natural gas marketing. These companies have risks that are inherent in their industries and we assume such risks as an equity investor.

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

Interest Rate Risk

     We have short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements varies from period to period depending upon many factors, including our utility construction expenditures. Future short-term interest expense and payments will be impacted by both short-term interest rates and borrowing levels.

     As of October 31, 2004, we had $109.5 million of short-term debt outstanding under committed bank lines of credit at a weighted average interest rate of 2.18%. The carrying amount of our short-term debt approximates fair value. During 2004, such short-term debt ranged from zero to $174 million with interest rates from 1.39% to 2.25%. We had a commercial paper program that was put into place to provide for the temporary financing of our acquisitions of NCNG and the equity interest in EasternNC in 2003. In December 2003 and January 2004, the balance of the commercial paper was repaid from the net proceeds from issuing long-term debt and Common Stock and from internally generated cash, and the program was terminated.

     Information as of October 31, 2004, about our long-term debt that is sensitive to changes in interest rates is presented below.

	Expected Maturity Date							Fair Value as
						There-		of October 31,
In millions	2005	2006	2007	2008	2009	after	Total	2004
Fixed Rate
Long-term Debt	$—	$35	$—	$—	$30	$595	$660	$775.3
Average Interest Rate	—	9.44%	—	—	7.35%	6.87%	7.03%

Commodity Price Risk

     In the normal course of business, we utilize exchange-traded contracts of various duration for the forward sale and purchase of a portion of our natural gas requirements. We manage our gas supply costs through a portfolio of short- and long-term procurement contracts with various suppliers and financial price-hedging instruments. Due to cost- based rate regulation in our utility operations, we have limited financial exposure to changes in commodity prices as substantially all changes in purchased gas costs and the costs of hedging our gas supplies are passed on to customers through PGA mechanisms.

     Additional information concerning market risk is set forth in “Financial Condition and Liquidity” in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

     Consolidated financial statements and schedules required by this item are listed in Item 15 (a) 1 and (a) 2 in Part IV of this Form 10-K on page 71.

Consolidated Balance Sheets
October 31, 2004 and 2003

Assets

In thousands	2004	2003
Utility Plant:
Utility plant in service	$2,395,494	$2,323,513
Less accumulated depreciation	624,973	576,823

Utility plant in service, net	1,770,521	1,746,690
Construction work in progress	79,302	65,609

Total utility plant, net	1,849,823	1,812,299

Other Physical Property, at cost (net of accumulated depreciation of $1,782 in 2004 and $1,740 in 2003)	973	1,115

Current Assets:
Cash and cash equivalents	5,676	11,172
Restricted cash	12,732	6,749
Marketable securities, at market value	1,857	—
Receivables (less allowance for doubtful accounts of $1,086 in 2004 and $2,743 in 2003)	70,987	58,662
Unbilled utility revenues	25,711	34,630
Inventories:
Gas in storage	128,465	121,723
Materials, supplies and merchandise	4,727	4,774
Income taxes receivable	11,533	24,219
Amounts due from customers	34,716	15,245
Prepayments	38,709	31,085
Other	96	15,091

Total current assets	335,209	323,350

Investments, Deferred Charges and Other Assets:
Equity method investments in non-utility activities	65,322	96,191
Goodwill	48,151	50,924
Unamortized debt expense	5,261	3,748
Other	1,138	24,485

Total investments, deferred charges and other assets	49,872	175,348

Total	$2,335,877	$2,312,112

See notes to consolidated financial statements.

Capitalization and Liabilities

In thousands	2004	2003
Capitalization:
Stockholders’ equity:
Cumulative preferred stock – no par value – 175 shares authorized	$—	$—
Common stock – no par value – 100,000 shares authorized; outstanding, 76,670 in 2004 and 67,309* in 2003	563,667	372,651
Retained earnings	291,397	259,476
Accumulated other comprehensive income	(166)	(1,932)

Total stockholders’ equity	854,898	630,195
Long-term debt	660,000	460,000

Total capitalization	1,514,898	1,090,195

Current Liabilities:
Current maturities of long-term debt and sinking fund requirements	—	2,000
Notes payable	109,500	109,500
Commercial paper	—	445,559
Accounts payable	99,599	90,901
Income taxes accrued	306	—
Customers’ deposits	18,018	16,408
Deferred income taxes	20,687	16,949
General taxes accrued	17,097	19,594
Amounts due to customers	19,081	20,627
Other	21,879	18,257

Total current liabilities	306,167	739,795

Deferred Credits and Other Liabilities:
Deferred income taxes	202,155	189,576
Unamortized federal investment tax credits	4,492	5,042
Asset retirement obligations	266,700	245,879
Other	41,465	41,625

Total deferred credits and other liabilities	514,812	482,122

Total	$2,335,877	$2,312,112

*Reflects a two-for-one stock split effective October 11, 2004. See Note 5.

See notes to consolidated financial statements.

Consolidated Statements of Income
For the Years Ended October 31, 2004, 2003 and 2002

In thousands except per share amounts	2004	2003	2002
Operating Revenues	$1,529,739	$1,220,822	$832,028
Cost of Gas	1,041,370	837,942	496,234

Margin	488,369	382,880	335,794

Operating Expenses:
Operations and maintenance	200,282	152,107	133,427
Depreciation	82,276	63,164	57,593
General taxes	27,011	24,410	23,863
Income taxes	51,485	40,093	30,784

Total operating expenses	361,054	279,774	245,667

Operating Income	127,315	103,106	90,127

Other Income (Expense):
Income from equity method investments	27,381	17,972	19,207
Gain on sale of equity method investments	4,683	—	—
Allowance for equity funds used during construction	946	1,128	1,986
Non-operating income	2,285	2,560	1,238
Charitable contributions	(9,124)	(692)	(644)
Non-operating expense	(324)	(171)	(83)
Income taxes	(10,562)	(8,524)	(9,010)

Total other income (expense), net of tax	15,285	12,273	12,694

Utility Interest Charges:
Interest on long-term debt	44,957	37,740	39,056
Allowance for borrowed funds used during construction	(1,669)	(1,135)	(1,438)
Other	4,076	3,592	2,986

Total utility interest charges	47,364	40,197	40,604

Income before Minority Interest in Income of Consolidated Subsidiary	95,236	75,182	62,217

Less Minority Interest in Income of Consolidated Subsidiary	48	820	—

Net Income	$95,188	$74,362	$62,217

Average Shares of Common Stock:
Basic *	74,359	66,782	65,527
Diluted *	74,797	67,007	65,873

Earnings Per Share of Common Stock:
Basic *	$1.28	$1.11	$.95
Diluted *	$1.27	$1.11	$.94

*Reflects a two-for-one stock split effective October 11, 2004. See Note 5.

See notes to consolidated financial statements.

This page is intentionally blank.

Consolidated Statements of Cash Flows
For the Years Ended October 31, 2004, 2003 and 2002

In thousands	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$95,188	$74,362	$62,217

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,336	66,782	60,311
Amortization of investment tax credits	(550)	(550)	(556)
Allowance for doubtful accounts	(1,658)	536	(171)
Allowance for funds used during construction	(2,615)	(2,263)	(3,424)
Undistributed earnings from equity method investments	(27,381)	(17,972)	(19,207)
Gain on sale of equity method investments	(4,683)	—	—
Changes in assets and liabilities:
Restricted cash	(5,983)	1,936	1,221
Receivables	(7,598)	(38,600)	(9,961)
Inventories	(6,695)	(34,547)	5,140
Amounts due from customers	(19,470)	(8,708)	(5,699)
Other assets	17,529	(22,472)	3,438
Accounts payable	5,950	10,597	9,487
Amounts due to customers	(1,547)	11,285	(12,356)
Deferred income taxes	21,337	46,865	14,105
Other liabilities	5,133	9,401	3,407

Total adjustments	59,105	22,290	45,735

Net cash provided by operating activities	154,293	96,652	107,952

Cash Flows from Investing Activities:
Utility construction expenditures	(141,761)	(79,035)	(80,416)
Reimbursements from bond fund	41,497	3,762	—
Capital contributions to equity method investments	(113)	(2,224)	(4,491)
Capital distributions from equity method investments	26,291	10,188	22,143
Purchase of gas distribution systems	—	2,153	(26,000)
Proceeds from sale of equity method investments	36,096	—	—
Purchase of NCNG and EasternNC, net in 2003 of cash received of $7,185	(271)	(450,168)	—
Other	1,958	172	1,165

Net cash used in investing activities	(36,303)	(515,152)	(87,599)

Cash Flows from Financing Activities:
Increase in notes payable	—	63,000	14,500
Increase (decrease) in commercial paper	(445,559)	445,559	—
Proceeds from issuance of long-term debt, net of expenses	197,981	—	—
Retirement of long-term debt	(2,000)	(47,000)	(2,000)
Proceeds from sale of common stock, net of expenses	173,828	—	—
Issuance of common stock through dividend reinvestment and employee stock plans	20,018	17,925	18,546
Repurchases of common stock	(4,487)	—	—
Dividends paid	(63,267)	(54,912)	(51,909)

Net cash provided by (used in) financing activities	(123,486)	424,572	(20,863)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,496)	6,072	(510)
Cash and Cash Equivalents at Beginning of Year	11,172	5,100	5,610

Cash and Cash Equivalents at End of Year	$5,676	$11,172	$5,100

Cash Paid During the Year for:
Interest	$43,868	$40,268	$39,696
Income taxes	$44,396	$30,554	$34,166

In thousands	2004	2003
Noncash Investing and Financing Activities Related to Acquisitions of NCNG and EasternNC:
Fair value/book value of assets (liabilities) acquired	$(2,694)	$511,135
Cash paid	(271)	(457,353)
Adjustment of estimated working capital to actual	271	2,010

Liabilities assumed	$(2,694)	$55,792

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
For the Years Ended October 31, 2004, 2003 and 2002

			Accumulated
			Other
	Common	Retained	Comprehensive
In thousands except per share amounts	Stock	Earnings	Income	Total
Balance, October 31, 2001	$332,038	$229,718	$(1,377)	$560,379

Comprehensive Income:
Net income		62,217		62,217
Other comprehensive income:
Unrealized loss on equity method investments hedging activities, net of tax of ($1,699)			(2,571)
Reclassification adjustment for gain on equity method investments hedging activities included in net income, net of tax of $620			965	(1,606)

Total comprehensive income				60,611
Common Stock Issued	20,515			20,515
Dividends Declared ($.7925 per share)*		(51,909)		(51,909)

Balance, October 31, 2002	352,553	240,026	(2,983)	589,596

Comprehensive Income:
Net income		74,362		74,362
Other comprehensive income:
Unrealized loss on equity method investments hedging activities, net of tax of ($869)			(1,326)
Reclassification adjustment for gain on equity method investments hedging activities included in net income, net of tax of $1,553			2,377	1,051

Total comprehensive income				75,413
Common Stock Issued	20,098			20,098
Dividends Declared ($.8225 per share)*		(54,912)		(54,912)

Balance, October 31, 2003	372,651	259,476	(1,932)	630,195

Comprehensive Income:
Net income		95,188		95,188
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $391			597
Unrealized gain on equity method investments hedging activities, net of tax of $292			381
Reclassification adjustment for gain on equity method investments hedging activities included in net income, net of tax of $512			788	1,766

Total comprehensive income				96,954
Common Stock Issued	195,503			195,503
Common Stock Repurchased	(4,487)			(4,487)
Dividends Declared ($.8525 per share)*		(63,267)		(63,267)

Balance, October 31, 2004	$563,667	$291,397	$(166)	$854,898

In thousands	2004	2003	2002
Reconciliation of Accumulated Other Comprehensive Income:
Balance, beginning of year	$(1,932)	$(2,983)	$(1,377)
Current year change	978	(1,326)	(2,571)
Current year reclassification to net income	788	2,377	965

Balance, end of year	$(166)	$(1,932)	$(2,983)

*Reflects a two-for-one stock split effective October 11, 2004. See Note 5.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

A. Operations and Principles of Consolidation.

     Piedmont Natural Gas Company, Inc. (Piedmont), is an energy services company primarily engaged in the distribution of natural gas to residential, commercial and industrial customers in portions of North Carolina, South Carolina and Tennessee. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, interstate natural gas storage, intrastate natural gas transportation and regulated natural gas distribution. Our utility operations are regulated by three state regulatory commissions. For further information on regulatory matters, see Note 3 to the consolidated financial statements.

     The consolidated financial statements reflect the accounts of Piedmont, its wholly owned subsidiaries and its 50% equity investment in Eastern North Carolina Natural Gas Company (EasternNC). Because we manage the day-to-day operations and accounting functions, we have consolidated EasternNC since our equity interest is considered to be a controlling interest. EasternNC is a regulated utility that is engaged in the distribution of natural gas to residential, commercial and industrial customers in eastern North Carolina. For further information on EasternNC, see Note 2 to the consolidated financial statements.

     Investments in non-utility activities are accounted for under the equity method as we do not have controlling voting interests or otherwise exercise control over the management of such companies. Our ownership interest in each entity is recorded in “Equity method investments in non-utility activities” in the consolidated balance sheets. Earnings or losses from equity investments are recorded in “Income from equity method investments” in “Other Income (Expense)” in the consolidated statements of income. Revenues and expenses of all other non-utility activities are included in “Non-operating income” in “Other Income (Expense)” in the consolidated statements of income. Significant inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting For The Effects of Certain Types of Regulation” (Statement 71).

B. Rate-Regulated Basis of Accounting.

     Our utility operations are subject to regulation with respect to rates, service area, accounting and various other matters by the regulatory commissions in the states in which we operate. Statement 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Statement 71, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, pursuant to orders of the state regulatory commissions, either in general rate proceedings or expense deferral proceedings, in order to provide for recovery from or refund to utility customers in future periods.

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

     The amounts recorded as regulatory assets and liabilities in the consolidated balance sheets as of October 31, 2004 and 2003, are summarized as follows.

In thousands	2004	2003
Regulatory Assets:
Unamortized debt expense	$5,261	$3,748
Amounts due from customers	34,716	15,245
Environmental costs *	4,658	5,442
Demand-side management costs *	5,089	5,711
Deferred operations and maintenance expenses *	5,579	2,913
Deferred integration costs of acquisition *	2,042	3,064
Deferred pension and other retirement benefits costs *	5,119	3,094
Other*	2,672	2,492

Total	$65,136	$41,709

Regulatory Liabilities:
Asset retirement obligations	$266,700	$245,879
Amounts due to customers	19,081	20,627
Deferred taxes	9,542	12,601
Environmental liability due customers *	2,314	3,471

Total	$297,637	$282,578

* Regulatory assets are included in “Other” in “Investments, Deferred Charges and Other Assets” and regulatory liabilities are included in “Other” in “Deferred Credits and Other Liabilities” in the consolidated balance sheets.

     As of October 31, 2004, we had regulatory assets totaling $5 million on which we do not earn a return during the recovery period. For such regulatory assets, amortization periods range from three to 15 years and $.1 million will be fully amortized by 2005, $2.1 million by 2006, $.1 million by 2008, $.3 million by 2010 and $2.4 million by 2018.

C. Utility Plant and Depreciation.

     Utility plant is stated at original cost, including direct labor and materials, allocable overhead charges and an allowance for borrowed and equity funds used during construction (AFUDC). For the years ended October 31, 2004, 2003 and 2002, AFUDC totaled $2.6 million, $2.3 million and $3.4 million, respectively. The portion of AFUDC attributable to equity funds is included in “Other Income (Expense)” and the portion attributable to borrowed funds is shown as a reduction of “Utility Interest Charges” in the consolidated statements of income. The costs of property retired are removed from utility plant and charged to accumulated depreciation.

     We compute depreciation expense using the straight-line method over periods ranging from 5 to 72 years. The composite weighted-average depreciation rates were 3.51% for 2004, 3.64% for 2003 and 3.55% for 2002.

     Depreciation rates for utility plant are approved by our regulatory commissions. In North Carolina, we are required to conduct a depreciation study every five years and propose new depreciation rates for approval. No such five-year requirement exists in South Carolina or Tennessee; however, we periodically propose revised rates in those states based on depreciation studies. The approved depreciation rates are comprised of two components, one based on average service life and one based on cost of removal. Therefore, we accrue estimated costs of removal of long-lived assets through depreciation expense. The cost of removal component of accumulated depreciation, that is, the “non-legal” asset retirement obligations, is recorded in a regulatory liability “Asset retirement obligations” in the consolidated balance sheets. SFAS No. 143, “Accounting for Asset Retirement Obligations” (Statement 143), requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if a reasonable estimate of fair value can be made. We have determined that asset retirement obligations exist for our underground mains and services; however, the fair value of the obligation cannot be determined because the end of the system life is indeterminable.

D. Receivables and Allowance for Doubtful Accounts.

     Receivables consist of natural gas sales and transportation services, merchandise sales, service work and other miscellaneous receivables. We maintain an allowance for doubtful accounts based on the aging of these receivables and historical and projected charge-off activity. We adjust the allowance periodically. Our estimate of recoverability could differ from actual based on customer credit issues, the level of natural gas prices and general economic conditions. Merchandise receivables that will be collected beyond one year are recorded in “Other” in “Investments, Deferred Charges and Other Assets” in the consolidated balance sheets.

E. Goodwill, Equity Method Investments and Long-Lived Assets.

     All of our goodwill is attributable to the regulated utility segment. We evaluate goodwill for impairment annually, or more frequently if impairment indicators arise, using a weighted average of the guideline company method of the market approach and the discounted cash flow method of the income approach on the premise of continued use, which assumes that a buyer and seller contemplate the continued use of the reporting unit at its present location as part of current and future operations. The guideline company method of the market approach is based on market multiples of companies that are representative of our peers in the natural gas distribution industry. The discounted cash flow method of the income approach consists of estimating annual future cash flows and individually discounting them back to the present value. These calculations are dependent on several subjective factors, including the timing of future cash flows, future growth rates and the discount rate. The calculations also define the reporting unit as the domestic natural gas distribution business. An impairment charge would be recognized if the carrying value of the reporting unit, including goodwill, exceeded its fair value. Through October 31, 2004, no impairment has been recognized.

     Changes in goodwill for the years ended October 31, 2003 and 2004, are summarized as follows. For further information on acquisitions, see Note 2 to the consolidated financial statements.

In thousands
Balance as of October 31, 2002		$7,109
Acquisition adjustment for North Carolina Gas Service (NCGS)		(2)
Acquisition of North Carolina Natural Gas Corporation (NCNG)		42,150
Acquisition of EasternNC		1,139
Minority interest in EasternNC:
At acquisition		1,348
Income for the year		(820)

Balance as of October 31, 2003		50,924
Purchase price allocation adjustments for NCNG:
Deferred income taxes from book and tax basis differences of the purchase price	(5,000)
Unrecorded liabilities and true-up of working capital	2,275	(2,725)

Minority interest income in EasternNC for the year		(48)

Balance as of October 31, 2004		$48,151

     We review our equity method investments and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. There were no events or circumstances during 2003 and 2004 that would have resulted in any impairment charges; however, we did write down our investment in propane marketing activities by $1.4 million during 2002 due to an other than temporary decline in the value based on our calculation of estimated future cash flow projections. For further information on equity method investments, see Note 10 to the consolidated financial statements.

F. Unamortized Debt Expense.

     Unamortized debt expense consists of costs, such as underwriting and broker dealer fees, discounts and commissions, legal fees, accounting fees, registration fees and rating agency fees, related to issuing long-term debt. We amortize debt expense over the life of the related debt on a straight-line basis. Our debt has varying lives ranging from 10 to 30 years.

G. Inventories.

     We maintain gas inventories on the basis of average cost. Injections into storage are priced at the purchase cost at the time of injection and withdrawals from storage are priced at the weighted average purchase price in storage. The cost of gas in storage is recoverable as a base rate component under rate schedules approved by state regulatory commissions. Inventory activity is subject to regulatory review on an annual basis in gas cost recovery proceedings.

     Materials and supplies and merchandise inventories are valued at the lower of average cost or market and are removed from such inventory at average cost.

H. Deferred Purchased Gas Adjustments.

     Rate schedules for utility sales and transportation customers include purchased gas adjustment (PGA) provisions that provide for the recovery of prudently incurred gas costs. With regulatory commission approval, we revise rates periodically without formal rate proceedings to reflect changes in the cost of gas. Under PGA provisions, charges to cost of gas are based on the gas cost amounts recoverable under approved rate schedules. By jurisdiction, differences between gas costs incurred and gas costs billed to customers are deferred and included in “Amounts due from customers” or “Amounts due to customers” in the consolidated balance sheets. We review gas costs and deferral activity periodically and, with regulatory commission approval, increase rates to collect under-recoveries or decrease rates to refund over-recoveries over a subsequent period.

I. Taxes.

     Deferred income taxes are determined based on the estimated future tax effects of differences between the book and tax bases of assets and liabilities given the provisions of the enacted tax laws. Deferred taxes are primarily attributable to accelerated tax depreciation, equity method investments, compensation and employee benefits, environmental costs and the timing of the recording of revenues and cost of gas. We have provided valuation allowances to reduce the carrying amount of deferred tax assets to the amount that is more likely than not to be realized. To the extent that the establishment of deferred income taxes is different from the recovery of taxes through the ratemaking process, the differences are deferred pursuant to Statement 71, and a regulatory asset or liability is recognized for the impact of tax expenses or benefits that will be collected from or refunded to customers in different periods pursuant to rate orders. We amortize deferred investment tax credits to income over the estimated useful lives of the property to which the credits relate.

     General taxes consist primarily of property taxes, payroll taxes and franchise taxes. Also included to a lesser degree are gross receipts taxes, excise tax on natural gas used by us and a state regulatory fee. Such taxes are not included in revenues and expenses.

J. Revenue Recognition.

     Utility sales and transportation revenues are based on rates approved by state regulatory commissions. Base rates charged to customers may not be changed without formal approval by the regulatory commission in that jurisdiction; however, the wholesale cost of gas component of rates may be adjusted periodically under PGA provisions. A weather normalization adjustment (WNA) factor is included in rates charged to residential and commercial customers during the winter period November through March in all jurisdictions except EasternNC. The WNA is designed to offset the impact that unusually cold or warm weather has on customer billings during the winter season.

     Revenues are recognized monthly on the accrual basis, which includes estimated amounts for gas delivered to customers but not yet billed under the cycle-billing method from the last meter reading date to month end. The unbilled revenue estimate reflects factors requiring judgment related to estimated usage by customer class, changes in weather during the period and the impact of the WNA.

     In January 2003, we performed an analysis of our revenue recognition practices and began recording revenues and cost of gas related to volumes delivered but not yet billed. Recording unbilled revenues changed the timing of revenue recognition from the cycle-billing method to the accrual method which is based on when the service is provided. The effect of the change was to increase net income $5.8 million and earnings per share by $.09 for the year ended October 31, 2003. Prior to 2003, we recognized revenues from meters read on a monthly cycle basis and deferred the cost of gas for volumes delivered but not yet billed.

     Secondary market, or wholesale, sales revenues are recognized when the physical sales are delivered based on the contracted or market prices.

K. Earnings Per Share.

     We compute basic earnings per share using the weighted average number of shares of Common Stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the years ended October 31, 2004, 2003 and 2002, is presented below.

In thousands except per share amounts	2004	2003	2002
Net Income	$95,188	$74,362	$62,217

Average shares of Common Stock outstanding for basic earnings per share *	74,359	66,782	65,527
Contingently issuable shares under the Executive Long-Term Incentive Plan *	438	225	346

Average shares of dilutive stock	74,797	67,007	65,873

Earnings Per Share:
Basic *	$1.28	$1.11	$.95
Diluted *	$1.27	$1.11	$.94

  * Reflects a two-for-one stock split effective October 11, 2004. See Note 5 to the consolidated financial statements.

L. Statement of Cash Flows.

     For purposes of reporting cash flows, we consider instruments purchased with an original maturity at date of purchase of three months or less to be cash equivalents.

M. Use of Estimates.

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

N. Reclassifications.

     We have reclassified certain financial statement items for 2003 and 2002 to conform with the 2004 presentation.

2. Acquisitions

     Effective September 30, 2002, we purchased for $26 million in cash substantially all of the natural gas distribution assets and certain of the liabilities of NCGS, a division of NUI Utilities, Inc. The transaction added 14,000 customers to our distribution system in the counties of Rockingham and Stokes, North Carolina.

     Effective at the close of business on September 30, 2003, we purchased 100% of the common stock of NCNG from Progress Energy, Inc. (Progress), for $417.5 million in cash plus $32.4 million for estimated working capital. We paid an additional $.3 million for actual working capital in our second quarter ended April 30, 2004. NCNG, a regulated natural gas distribution company, served 176,000 customers in eastern North Carolina, including 57,000 customers served by four municipalities who were wholesale customers of NCNG. NCNG was merged into Piedmont immediately following the closing.

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

     We recorded the assets purchased at fair value, except for utility plant, franchises and consents and miscellaneous intangible property that were recorded at book value in accordance with Statement 71. We recorded estimated goodwill at closing of $42.2 million for NCNG and $1.1 million for EasternNC. We finalized the purchase price allocation during our third quarter ended July 31, 2004, resulting in a decrease of $2.7 million attributable to NCNG. This adjustment was primarily due to recording $5 million in deferred income taxes from book and tax basis differences of the purchase price, partially offset by unrecorded liabilities and the true up of estimated working capital to actual. The goodwill attributable to EasternNC was not adjusted. We believe that approximately $39 million of the goodwill will be deductible for tax purposes.

     The following table summarizes the final purchase price allocation of assets acquired and liabilities assumed in the acquisitions.

In thousands	NCNG	EasternNC	Total
Utility plant, net	$381,628	$8,952	$390,580
Equity method investments in non-utility activities	5,450	—	5,450
Current assets	57,745	7,723	65,468
Goodwill	39,426	1,139	40,565
Minority interest	—	1,348	1,348
Non-current assets	5,030	—	5,030

Total assets acquired	489,279	19,162	508,441
Current liabilities	(34,124)	(11,646)	(45,770)
Non-current liabilities	(7,312)	(16)	(7,328)

Net assets acquired	$447,843	$7,500	$455,343

     Our consolidated results of operations for 2003 include the operations of NCNG and EasternNC since September 30, 2003. The following information for the year ended October 31, 2003, is provided on an unaudited pro forma basis, assuming the acquisitions and the related permanent financing had occurred as of November 1, 2002:

In thousands, except per share amounts
Operating revenues	$1,581,849
Income from continuing operations	76,808
Net income	76,808
Basic earnings per share	$1.01	*

* Reflects a two-for-one stock split effective October 11, 2004. See Note 5 to the consolidated financial statements.

     This unaudited pro forma information is not necessarily indicative of the results of operations had the acquisitions actually occurred at the beginning of our fiscal year 2003, nor is it indicative of future results.

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

     In 1996, the NCUC ordered us to establish an expansion fund to enable the extension of natural gas service into unserved areas of the state. The expansion fund was funded with supplier refunds, plus investment income earned, that would otherwise be refunded to customers. In accordance with an NCUC order in 2002, we no longer deposit refunds in the expansion fund for our pre-NCNG acquisition operations; however, we continue to deposit refunds attributable to NCNG operations in the expansion fund. As of October 31, 2004, the balance of $12.7 million in our expansion fund held by the state is included in “Restricted cash” with an offsetting liability included in “Amounts due to customers” in the consolidated balance sheets.

     The PSCSC has approved a gas cost hedging plan that we implemented for the purpose of cost stabilization for customers. The plan is limited to 60% of our annual normalized sales volumes for South Carolina and operates off of historical pricing indices that are tied to future projected gas prices as traded on a national exchange. All properly accounted for costs incurred in accordance with the plan, except for certain personnel and administrative costs that are recovered in rates as operations and maintenance expenses, are deemed to be prudently incurred and are recovered in rates as a gas cost.

     We have implemented a similar hedging plan in North Carolina. The plan is limited to 60% of the annual normalized sales volumes for North Carolina and operates off of pricing indices that are tied to future projected gas prices as traded on a national exchange. Costs associated with the hedging plan are not pre-approved by the NCUC. Such costs are treated as gas costs subject to the annual gas cost prudence review based on information available at the time of the hedge, not at the time of the prudence review. Through October 31, 2004, we have recovered 100% of gas costs subject to prudence review.

     Effective November 1, 2003, the NCUC issued an order approving an increase in NCNG’s regulatory margin of $29.4 million annually. This order also approved changes in cost allocations and rate design and changes in tariffs and service regulations.

     Effective November 1, 2003, the TRA approved an increase in revenues of $10.3 million annually. This order also approved changes in cost allocations and rate design and changes in tariffs and service regulations.

     In March 2003, we, along with two other natural gas companies in Tennessee, filed a petition with the TRA requesting a declaratory order that the gas cost portion of uncollectible accounts is recoverable through PGA procedures. The petition stated that to the extent that the gas cost portion of net write-offs for a fiscal year exceeds the gas cost portion of uncollectible accounts allowed in base rates, the unrecovered portion would be included in Actual Cost Adjustment (ACA) filings for future recovery from customers. Conversely, to the extent that the gas cost portion of net write-offs for a fiscal year is less than the gas cost portion included in base rates, the difference would be refunded to customers through the ACA filings. On February 9, 2004, the TRA approved the petition by modifying the formula in the PGA rules to allow for the recovery of uncollected gas costs. These rules were implemented effective March 10.

     In 1998, the North Carolina General Assembly enacted the Clean Water and Natural Gas Critical Needs Act of 1998 which provided for the issuance of $200 million of general obligation bonds of the state for the purpose of providing grants, loans or other financing for the cost of constructing natural gas facilities in unserved areas of the state. In 2000, the NCUC issued an order awarding EasternNC an exclusive franchise to provide natural gas service to 14 counties in the eastern-most part of North Carolina that had not been able to obtain gas service because of the relatively small population of those counties and the resulting uneconomic feasibility of providing service. The order also granted $38.7 million in state bond funding for phase 1 of the project. In 2001, the NCUC issued an order granting EasternNC an additional $149.6 million to construct phases 2 through 7.

     During fiscal 2004, we filed $42.4 million for reimbursement from the bond fund and received $41.5 million. As of October 31, 2004, there was $30.5 million remaining of the bond funds allocated to EasternNC. We establish a state bond receivable when we determine that construction costs are reimbursable by the state. As of October 31, 2004 and 2003, we had receivables of $3.5 million and $2.6 million, respectively, related to the bond fund recorded in “Receivables” in the consolidated balance sheets.

     The NCUC has allowed EasternNC to defer its operations and maintenance expenses during the first eight years of operation or until the first rate case order, whichever occurs first, with a maximum deferral of $15 million. The deferred amounts accrue interest at a rate of 8.69% per annum. On December 1, 2003, the NCUC confirmed that these deferred expenses should be treated as a regulatory asset for future recovery from customers to the extent they are deemed prudent and proper. As of October 31, 2004 and 2003, deferred operations and maintenance expenses of $5.6 million and $2.9 million, respectively, including accrued interest, were deferred as a regulatory asset in the consolidated balance sheets.

     On October 22, 2004, we filed a petition with the NCUC seeking deferred accounting treatment for certain pipeline integrity management costs to be incurred by us in compliance with the Pipeline Safety Improvement Act of 1992 and recently issued regulations of the United States Department of Transportation. On November 29, the NCUC approved deferral treatment of these costs applicable to all incremental expenditures beginning November 1, 2004.

4. Long-Term Debt

     All of our long-term debt is unsecured. Long-term debt as of October 31, 2004 and 2003, is summarized as follows.

In thousands	2004	2003
Senior Notes:
10.06%, due 2004	$—	$2,000
9.44%, due 2006	35,000	35,000
8.51%, due 2017	35,000	35,000
Medium-Term Notes:
7.35%, due 2009	30,000	30,000
7.80%, due 2010	60,000	60,000
6.55%, due 2011	60,000	60,000
5.00%, due 2013	100,000	—
6.87%, due 2023	45,000	45,000
8.45%, due 2024	40,000	40,000
7.40%, due 2025	55,000	55,000
7.50%, due 2026	40,000	40,000
7.95%, due 2029	60,000	60,000
6.00%, due 2033	100,000	—

Total	660,000	462,000
Less current maturities	—	2,000

Total	$660,000	$460,000

     Annual sinking fund requirements and maturities for the next five years ending October 31 and thereafter are summarized as follows.

In thousands
2005	$—
2006	35,000
2007	—
2008	—
2009	30,000
Thereafter	595,000

Total	$660,000

     On December 19, 2003, we sold $100 million of 5% and $100 million of 6% medium-

term notes under a shelf registration statement filed with the Securities and Exchange Commission (SEC). The net proceeds were used to repay a portion of our outstanding commercial paper which had been issued to fund the acquisitions of NCNG and the equity interest in EasternNC. The 5% note due 2013 and the 6% note due 2033 are each to be redeemed in a single payment at maturity.

     The amount of cash dividends that may be paid on Common Stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends, make any other distribution on any class of stock or make any investments in subsidiaries, or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”), except out of net earnings available for restricted payments. As of October 31, 2004, net earnings available for restricted payments were $561.1 million. Retained earnings as of this date were $291.4 million; therefore, none of our retained earnings were restricted.

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

     Failure to satisfy any of the default provisions would result in total outstanding issues of debt becoming due. There are cross-default provisions in all our debt agreements. As of October 31, 2004, we are in compliance with all default provisions.

5. Capital Stock

     Changes in Common Stock for the years ended October 31, 2002, 2003 and 2004, shares reflect the two-for-one stock split effective October 11, 2004, are summarized as follows.

In thousands	Shares	Amount
Balance, October 31, 2001	64,926	$332,038
Issued to participants in the Employee Stock Purchase Plan (ESPP)	32	507
Issued to the Dividend Reinvestment and Stock Purchase Plan (DRIP)	1,093	18,039
Issued to participants in the Executive Long-Term Incentive Plan (LTIP)	129	1,969

Balance, October 31, 2002	66,180	352,553
Issued to ESPP	33	550
Issued to DRIP	968	17,375
Issued to LTIP	128	2,173

Balance, October 31, 2003	67,309	372,651
Issued to ESPP	45	853
Issued to DRIP	940	19,164
Issued to LTIP	79	1,658
Sale of common stock, net of expenses	8,500	173,828
Shares repurchased	(203)	(4,487)

Balance, October 31, 2004	76,670	$563,667

     On January 23, 2004, we sold 8.5 million shares of Common Stock at a public offering price of $21.25 per share (4.3 million shares at $42.50 on a pre-split basis) under a shelf registration statement filed with the SEC. The net proceeds were used to repay a portion of our outstanding commercial paper which had been issued to fund the acquisitions of NCNG and the equity interest in EasternNC.

     On June 4, 2004, the Board of Directors approved a Common Stock Open Market Purchase Program that authorizes the repurchase of up to three million shares of currently outstanding shares of Common Stock. We utilize a broker to repurchase the shares on the open market and such shares are then cancelled and become authorized but unissued shares available for issuance under ESPP, DRIP and LTIP. We implemented the program on September 1, 2004.

     On August 27, 2004, the Board of Directors declared a two-for-one stock split of Common Stock in the form of a 100% stock dividend to shareholders of record at the close of business on October 11, 2004. The additional shares were distributed on October 29. The stock split did not change the proportionate interest of a shareholder. References to the number of common shares and per common share amounts in the consolidated financial statements and notes have been restated to give retroactive effect to the stock split for all periods presented.

     As of October 31, 2004, 4.8 million shares of Common Stock were reserved for issuance as follows.

In thousands
ESPP	220
DRIP	3,238
LTIP	1,299

Total	4,757

6. Financial Instruments and Related Fair Value

     Various banks provide lines of credit totaling $200 million on a fee basis to finance current cash requirements. We have additional uncommitted lines of credit totaling $103 million on a no fee and as needed, if available, basis. Short-term borrowings under the lines, with maturity dates of less than 90 days, include LIBOR cost-plus loans, transactional borrowings and overnight cost-plus loans based on the lending bank’s cost of money, with a maximum rate of the lending bank’s commercial prime interest rate. As of October 31, 2004, outstanding borrowings under the lines of credit are included in “Notes payable” in the consolidated balance sheets and consisted of $109.5 million in LIBOR cost-plus loans at a weighted average interest rate of 2.18%.

     In addition to these bank lines of credit, we had a commercial paper program where we could issue up to $450 million in unsecured promissory notes that were backed by a $450 million credit agreement scheduled to expire June 22, 2004. This program was put in place to provide for the temporary financing of our acquisitions of NCNG and the equity interest in EasternNC. The notes issued under this program on September 29, 2003, were sold at a discount from face values at LIBOR cost-plus rates with maturities ranging from one to 30 days. On December 19, 2003, we sold $200 million of long-term debt in the form of 10- and 30-year medium-term notes. The net proceeds were used to repay a portion of our outstanding commercial paper. On January 23, 2004, we sold 8.5 million shares of Common Stock at a public offering price of $21.25 per share (4.3 million shares at $42.50 on a pre-split basis). The proceeds, net of underwriting discount, were used to repay a portion of our outstanding commercial paper. On January 22, 2004, we repaid the balance of the outstanding commercial paper from internally generated cash, and the program was terminated.

     Our principal business activity is the distribution of natural gas. As of October 31, 2004, gas receivables were $61.6 million and other current receivables were $9.4 million, net of an allowance for doubtful accounts of $1.1 million. We believe that we have provided an adequate allowance for any receivables which may not be ultimately collected.

     In connection with the sale in January 2004 of our propane interests, we received 37,244 common units of Energy Transfer Partners, LP. The market value of these units as of October 31, 2004, is reported in “Marketable securities” in the consolidated balance sheets as we may sell them at any time. For further information on this transaction, see Note 10 to the consolidated financial statements.

     The carrying amounts in the consolidated balance sheets of cash and cash equivalents, restricted cash, receivables, notes payable and accounts payable approximate their fair values due to the short-term nature of these financial instruments. Based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings, the estimated fair value amounts of long-term debt as of October 31, 2004 and 2003, including current portion, were as follows.

	2004		2003
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$660,000	$775,269	$462,000	$506,882

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

     During the year ended October 31, 2004, we purchased and sold financial options for natural gas for our Tennessee gas purchase portfolio. As of October 31, 2004, we had no open forward positions. The cost of these options and all other gas costs incurred are components of and are recovered under the guidelines of the Tennessee Incentive Plan. This plan establishes an incentive-sharing mechanism based on differences in the actual cost of gas purchased and benchmark amounts determined by published market indices. These differences, after applying a monthly 1% positive or negative deadband, together with margin from marketing transportation and capacity in the secondary market and margin from secondary market sales of gas, are subject to an overall annual cap of $1.6 million for shareholder gains or losses. The net gains or losses on gas costs within the deadband (99% to 101% of the benchmark) are not subject to sharing under the plan and are allocated to customers. Any net gains or losses on gas costs outside the deadband are combined with capacity management benefits and shared between customers and shareholders, subject to the annual cap. The net overall annual performance results are collected from or refunded to customers, subject to the cap.

     During the year ended October 31, 2004, we purchased and sold financial options for natural gas for our South Carolina gas purchase portfolio. As of October 31, 2004, we had forward positions for December 2004 through March 2005. The costs of these options are pre-approved by the PSCSC for recovery from customers subject to our following the provisions of the gas cost hedging plan. The hedging program uses a matrix of historic, inflation-adjusted gas prices over the past four years plus the current season, with a heavier weighting on current data, as the basis for determining the purchase of financial instruments. The hedging portfolio is diversified over a rolling 24 months with a short-term focus (one to 12 months) and a long-term focus (13 to 24 months). Hedges are executed within the parameters of the matrix compared with NYMEX monthly prices as reviewed on a daily basis.

     During the year ended October 31, 2004, we purchased and sold financial options for natural gas for our North Carolina gas purchase portfolio. As of October 31, 2004, we had forward positions for December 2004 through March 2005. The gas cost hedging plan in North Carolina operates like the plan in South Carolina except that the costs of the plan are not pre-approved by the NCUC.

     There is no income statement impact from the North Carolina and South Carolina hedging plans as all costs and related gain or loss amounts are passed through to customers under PGA procedures and are recorded in “Amounts due from customers” or “Amounts due to customers” in the consolidated balance sheets. We mark the derivative instruments to market with corresponding entries to these accounts. As of October 31, 2004 and 2003, receivables from customers of $5.4 million and $6.3 million, respectively, for the costs of the North Carolina and South Carolina hedging plans and the related mark-to-market adjustments were included in “Amounts due to customers” or “Amounts due from customers.”

7. Leases and Unconditional Purchase Obligations

     We lease certain buildings, land and equipment for use in our operations under noncancelable operating leases. For the years ended October 31, 2004, 2003 and 2002, operating lease payments were $5.7 million, $4.5 million and $4.5 million, respectively.

     We are in the process of selling our corporate office building located in Charlotte, North Carolina. We have negotiated a preliminary ten-year lease with renewable options for space in a building that is currently under construction and anticipated to be ready for occupancy in late 2005. The lease payments for the ten-year term are estimated to range from $3 million to $3.4 million annually. These amounts have not been included in the table below pending the negotiation of the final lease and the completion of the building. We expect to lease back our current office building prior to occupancy of the new office space.

     Future minimum lease obligations for leases in effect as of October 31, 2004, for the next five years ending October 31 and thereafter are as follows.

In thousands
2005	$5,017
2006	3,923
2007	2,764
2008	1,729
2009	1,143
Thereafter	5,372

Total minimum lease obligations	$19,948

     In conducting our normal operations, we routinely enter into long-term commodity purchase commitments, as well as agreements that commit future cash flows to acquire services we need in our business. These commitments are for pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations with which to conduct our operations. The pipeline and storage capacity contract periods range from current to 2020. The gas supply contract periods are of shorter duration up to three years. The periods for the telecommunications and technology contracts providing maintenance fees for hardware and software applications, usage fees, local and long-distance data costs, frame relay, cell usage fees and contract labor and consulting fees range from current to 2009. Other purchase obligations consist of commitments for pipeline products, vehicles, contractors and merchandise due within one year.

     The following table provides a summary of future unconditional purchase obligations as of October 31, 2004.

			Telecommunications
	Pipeline and		and Information
In thousands	Storage Capacity	Gas Supply	Technology	Other	Total
2005	$119,905	$22,825	$14,174	$17,196	$174,100
2006	116,987	7,084	15,183	—	139,254
2007	110,480	—	15,487	—	125,967
2008	106,744	—	15,797	—	122,541
2009	106,515	—	16,113	—	122,628
Thereafter	495,675	—	—	—	495,675

Total	$1,056,306	$29,909	$76,754	$17,196	$1,180,165

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

     We provide certain postretirement health care and life insurance benefits to eligible full-time employees. Employees are first eligible to retire and receive these benefits at age 55 with ten or more years of service after the age of 45. Those meeting this requirement or who retired prior to November 1, 1993, are in a “grandfathered” group for whom we pay the full cost of the retiree coverage and the retiree pays the full cost of dependent coverage. Employees not in the grandfathered group have 80% of the cost of retiree coverage paid by us, subject to certain annual contribution limits. The retiree pays 20% of the cost of his or her coverage plus the full cost of dependent coverage. The liability associated with such benefits is funded in irrevocable trust funds that can only be used to pay the benefits.

     In connection with the acquisition of NCNG discussed in Note 2 to the consolidated financial statements, we acquired pension and other postretirement benefit obligations (OPEB) related to former employees of NCNG. Cash of $34 million attributable to the accrued pension benefits as of September 30, 2003, for this group was transferred from Progress in February 2004 and is currently maintained and administered in a separate “frozen” plan. An additional $.2 million was transferred to this plan on November 19, 2004, as a result of updated employee information. The transferred active pension plan participants began accruing benefits under the Piedmont pension plan as of October 1, 2003. The OPEB obligation of $9.7 million as of September 30, 2003, for former employees of NCNG was recorded as a liability at closing. No assets attributable to this liability were transferred from Progress.

     Effective August 1, 2004, we adopted Financial Accounting Standards Board Staff Position (FSP) No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides guidance on the accounting for the effects of the act for employers that sponsor postretirement health care plans that provide prescription drug benefits, and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The adoption of the FSP reduced our expense for postretirement benefits for the year ended October 31, 2004, by an insignificant amount.

     A reconciliation of changes in the plans’ benefit obligations and fair value of assets for the years ended October 31, 2004 and 2003, and a statement of the funded status as recorded in the consolidated balance sheets as of October 31, 2004 and 2003, are presented below.

	2004	2003	2004	2003
In thousands	Pension Benefits		Other Benefits
Change in benefit obligation:
Obligation at beginning of year	$199,732	$149,693	$43,680	$25,632
Obligation of NCNG at date of acquisition	—	—	—	9,718
Service cost	9,698	6,060	1,338	808
Interest cost	12,084	10,114	2,547	2,128
Plan amendments	—	—	1,517	5,894
Actuarial (gain) loss	16,888	7,544	(8,194)	1,844
Benefit payments	(12,087)	(8,160)	(2,014)	(2,344)
Recognized liabilities of the NCNG plan	—	34,481	—	—

Obligation at end of year	$226,315	$199,732	$38,874	$43,680

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$163,831	$125,056	$12,439	$11,311
Actual return on plan assets	15,668	11,765	527	379
Employer contributions	14,232	979	3,152	2,590
Administrative expenses	(400)	(290)	—	—
Recognized assets of the NCNG plan	—	34,481	—	—
Benefit payments	(12,087)	(8,160)	(2,073)	(1,841)

Fair value of plan assets at end of year	$181,244	$163,831	$14,045	$12,439

Funded status:
Funded status at end of year	$(45,071)	$(35,901)	$(24,830)	$(31,241)
Unrecognized transition obligation	—	—	7,912	8,791
Unrecognized prior-service cost	6,229	7,160	5,522	5,035
Unrecognized actuarial gain (loss)	38,694	20,853	(1,803)	6,275

Accrued benefit liability	$(148)	$(7,888)	$(13,199)	$(11,140)

     Net periodic benefit cost for the years ended October 31, 2004, 2003 and 2002, includes the following components.

	2004	2003	2002	2004	2003	2002
In thousands	Pension Benefits			Other Benefits
Service cost	$9,698	$6,060	$5,456	$1,338	$808	$542
Interest cost	12,084	10,114	9,729	2,547	2,128	1,696
Actual return on plan assets	(15,668)	(11,765)	3,979	(527)	(379)	(89)
Deferred asset loss	(552)	(1,610)	(18,955)	(395)	(438)	(824)
Amortization of transition obligation	—	14	14	879	879	879
Amortization of prior-service cost	931	931	903	1,030	859	—
Amortization of actuarial (gain) loss	—	(840)	(872)	280	198	46

Net periodic benefit cost	$6,493	$2,904	$254	$5,152	$4,055	$2,250

     In determining the market-related value of plan assets, we use the following methodology. Each year, the asset gain or loss is determined by comparing the fund’s actual return to the expected return, based on the disclosed expected return on investment assumption. Each year’s asset gain or loss is then recognized ratably over a five-year period. Thus, the market-related value of assets as of the balance sheet date is determined by adjusting the market value of assets by the portion of the prior five years’ gains or losses that has not yet been recognized. This method has been applied consistently in all years presented. The discount rate can vary from plan year to plan year. October 31 is the measurement date for the plans. The discount rate is determined by developing a hypothetical bond portfolio matching our projected benefit cost with our projected benefit obligations. As of October 31, 2004, the benchmark was 5.69%.

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

     The weighted average assumptions used in the measurement of the benefit obligation as of October 31, 2004, 2003 and 2002, are presented below.

	2004	2003	2002	2004	2003	2002
	Pension Benefits			Other Benefits
Discount rate	5.75%	6.25%	7.00%	5.75%	6.25%	7.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.50%	8.50%	8.50%	9.50%
Rate of compensation increase	3.97%	3.97%	3.97%	3.97%	3.97%	3.97%

     The weighted-average asset allocations by asset category for the two pension plans as of October 31, 2004 and 2003, are presented below.

	2004	2003
Equity securities	62%	68%
Debt securities	38%	32%

Total	100%	100%

     In our fourth quarter ended October 31, 2004, we began the process of migrating pension plan assets towards long-term target allocations by asset category of 60% for equity securities and 40% for debt securities. Our primary investment objective is to generate sufficient assets to meet plan liabilities. The plans’ assets will therefore be invested to maximize long-term returns consistent with the plans’ liabilities, cash flow requirements and risk tolerance. The plans’ liabilities are primarily defined in terms of participant salaries. Given the nature of these liabilities, and recognizing the long-term benefits of investing in stocks, we invest in a diversified portfolio which includes a significant exposure to stocks. Specific financial targets include:

•	Achieve full funding over the longer term,

•	Control fluctuation in pension expense from year to year,

•	Achieve satisfactory performance relative to other similar pension plans, and

•	Achieve positive returns in excess of inflation over short to intermediate time frames.

     To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations for returns for each asset class, as well as target asset allocation of the pension portfolio. This resulted in the selection of the 8.5% expected long-term rate of return on plan assets assumption for 2004.

     We expect to contribute $11 million to the pension plan and $3 million to the other postretirement benefits plan in 2005. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The act introduced a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare (Part D).

     Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows.

	Pension	Other
In thousands	Benefits	Benefits
2005	$7,696	$2,919
2006	9,197	3,084
2007	10,676	2,822
2008	12,545	2,836
2009	14,591	2,984
2010-2014	101,701	16,673

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the medical plans for all participants is 10.5% for 2004, declining gradually to 5% in 2012 and remaining at that level thereafter. In the past, information for participants aged less than 65 and those aged greater than 65 was maintained separately for calculating the heath care cost trend rate; however, actual experience and trend guidelines were indicating that post-age 65 medical trends were lower than pre-65 medical trends and prescription drug trends for both groups were at about the same level. Since post-age 65 participants have more prescription claims as a group, the trends are nearly equal. The change in trend rates did not have a material effect on the accumulated postretirement benefit obligation.

     The health care cost trend rate assumptions could have a significant effect on the amounts reported. A change of 1% would have the following effects.

In thousands	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost for the year ended October 31, 2004	$143	$(126)

Effect on the health care cost component of the accumulated postretirement benefit obligation as of October 31, 2004	1,376	(1,461)

     We maintain salary investment plans which are profit-sharing plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Tax Code), which include qualified cash or deferred arrangements under Tax Code Section 401(k). Employees who have completed six months of service are eligible to participate. Participants may defer a portion of their base salary to the plans and we match a portion of their contributions. All contributions vest immediately. For the years ended October 31, 2004, 2003 and 2002, our matching contributions totaled $2.9 million, $2.3 million and $2.2 million, respectively. There are several investment options available to enable participants to diversify their accounts. Participants may invest in Piedmont stock up to a maximum of 20% of their account.

9. Income Taxes

     The components of income tax expense for the years ended October 31, 2004, 2003 and 2002, are as follows.

	2004		2003		2002
In thousands	Federal	State	Federal	State	Federal	State
Income taxes charged to operating income:
Current	$22,343	$8,862	$(4,581)	$(959)	$15,482	$4,410
Deferred	20,951	(121)	38,252	7,931	10,711	737
Amortization of investment tax credits	(550)	—	(550)	—	(556)	—

Total	42,744	8,741	33,121	6,972	25,637	5,147

Income taxes charged to other income (expense):
Current	11,293	2,236	7,685	1,561	5,424	952
Deferred	(2,582)	(385)	(623)	(99)	2,174	460

Total	8,711	1,851	7,062	1,462	7,598	1,412

Total income tax expense	$51,455	$10,592	$40,183	$8,434	$33,235	$6,559

     A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 2004, 2003 and 2002, is as follows.

In thousands	2004	2003	2002
Federal taxes at 35%	$55,032	$43,043	$35,704
State income taxes, net of federal benefit	6,885	5,482	4,263
Amortization of investment tax credits	(550)	(550)	(556)
Other, net	680	642	383

Total income tax expense	$62,047	$48,617	$39,794

     As of October 31, 2004 and 2003, deferred income taxes consisted of the following temporary differences.

In thousands	2004	2003
Utility plant	$197,392	$171,896
Equity method investments	13,847	16,690
Revenues and cost of gas	22,597	23,432
Other, net	(10,994)	(5,493)

Net deferred income tax liabilities	$222,842	$206,525

     As of October 31, 2004 and 2003, total deferred income tax liabilities were $241.5 million and $218.5 million and total net deferred income tax assets were $18.7 million and $12 million, respectively. Total net deferred income tax assets as of October 31, 2004 and 2003, are net of a valuation allowance of $1.2 million and $1 million, respectively, for net operating loss carryforwards that we believe are more likely than not to expire before we can use them. Piedmont and its wholly owned subsidiaries file a consolidated federal income tax return. EasternNC files a separate federal income tax return as we do not own the prerequisite 80% share of EasternNC to allow EasternNC to participate in our consolidated federal return. As of October 31, 2004, EasternNC had federal and state net operating loss carryforwards of $4.8 million that expire from 2017 through 2024.

     During the year ended October 31, 2004, the Internal Revenue Service finalized its audit of our returns for the tax year ended October 31, 2001. The audit results, which did not have a material effect on our financial position or results of operations, have been reflected in the financial statements.

10. Equity Method Investments

     The consolidated financial statements include the accounts of wholly owned subsidiaries whose investments in joint venture, energy-related businesses are accounted for under the equity method. Our ownership interest in each entity is recorded in “Equity method investments in non-utility activities” in the consolidated balance sheets. Earnings or losses from equity method investments are recorded in “Income from equity method investments” in “Other Income (Expense)” in the consolidated statements of income.

     As of October 31, 2004, the amount of our retained earnings that represents undistributed earnings of 50% or less owned equity method investments was $24.1 million.

Cardinal Pipeline Company, L.L.C.

     We own 21.48% of the membership interests in Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. The other members are subsidiaries of The Williams Companies, Inc., and SCANA Corporation. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. Cardinal has firm service agreements with local distribution companies for 100% of the firm transportation capacity on the pipeline, our portion of which is approximately 37%. Cardinal is dependent on the Williams-Transco pipeline system to deliver gas into its system for service to its customers. Cardinal’s long-term debt is secured by Cardinal’s assets and by each member’s equity investment in Cardinal.

     We have related party transactions with Cardinal as a transportation customer and we record in cost of gas the transportation costs charged by Cardinal. For the years ended October 31, 2004, 2003 and 2002, these gas costs were $4.7 million, $1.7 million and $1.5 million, respectively. As of October 31, 2004 and 2003, we owed Cardinal $.4 million.

     Summarized unaudited financial information provided to us by Cardinal for 100% of Cardinal as of and for the twelve months ended September 30, 2004, 2003 and 2002, is presented below.

In thousands	2004	2003	2002
Current assets	$8,142	$9,218	$11,339
Non-current assets	91,049	93,333	95,256
Current liabilities	3,612	4,054	5,416
Non-current liabilities	39,360	41,280	43,200
Revenues	15,567	16,880	17,124
Gross profit	15,567	16,880	17,124
Income before income taxes	8,102	9,211	9,401

Pine Needle LNG Company, L.L.C.

     We own 40.0587% of the membership interests in Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. The other members are the Municipal Gas Authority of Georgia and subsidiaries of The Williams Companies, Inc., SCANA Corporation and

Amerada Hess Corporation. Pine Needle owns an interstate liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC). Pine Needle has firm service agreements for 100% of the storage capacity of the facility, our portion of which is approximately 64%. Pine Needle enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. Movements in the market value of these agreements are recorded as a hedge in “Accumulated other comprehensive income” in the consolidated balance sheets. Pine Needle’s long-term debt is secured by Pine Needle’s assets and by each member’s equity investment in Pine Needle.

     We have related party transactions with Pine Needle as a customer and we record in cost of gas the storage costs charged by Pine Needle. For the years ended October 31, 2004, 2003 and 2002, these gas costs were $12.3 million, $10.6 million and $10.9 million, respectively. As of October 31, 2004 and 2003, we owed Pine Needle $1 million.

     Summarized unaudited financial information provided to us by Pine Needle for 100% of Pine Needle as of and for the twelve months ended September 30, 2004, 2003 and 2002, is presented below.

In thousands	2004	2003	2002
Current assets	$10,573	$11,931	$12,662
Non-current assets	94,745	97,425	98,309
Current liabilities	8,161	9,088	6,495
Non-current liabilities	45,933	50,759	55,856
Revenues	19,357	20,013	20,253
Gross profit	19,357	20,013	20,253
Income before income taxes	9,372	9,320	10,357

US Propane, L.P.

     Prior to January 20, 2004, we owned 20.69% of the membership interests in US Propane, L.P. The other members were subsidiaries of TECO Energy, Inc., AGL Resources, Inc., and Atmos Energy Corporation. US Propane owned all of the general partnership interest and approximately 26% of the limited partnership interest in Heritage Propane Partners, L.P. (Heritage Propane), a marketer of propane through a nationwide retail distribution network. On January 20, we, along with the other members, completed the sale of US Propane’s general and limited partnership interests in Heritage Propane for $130 million. Our share of the proceeds was $26.9 million. We recorded a gain on the sale of our interest in Heritage Propane of $4.7 million. In connection with the sale, the former members of US Propane formed TAAP, LP, a limited partnership, to receive the approximately 180,000 common units of Heritage Propane retained in the sale. On May 21, 2004, TAAP distributed to us 37,244 common units of Energy Transfer Partners, LP (formerly Heritage Propane), as our share of the retained units. The market value of these units as of October 31, 2004, is reported in “Marketable securities” in the consolidated balance sheets as we may sell the units at any time. Any unrealized gains and losses are recorded in “Accumulated other comprehensive income” in the consolidated balance sheets.

SouthStar Energy Services LLC

     We own 30% of the membership interests in SouthStar Energy Services LLC, a Delaware limited liability company. The other member is AGL Resources, Inc. (AGLR). SouthStar sells natural gas to residential, commercial and industrial customers in the southeastern United States; however, SouthStar conducts most of its business in the unregulated retail gas market in Georgia.

     On March 29, 2004, we executed an amended and restated limited liability company (LLC) agreement with AGLR. This new agreement eliminated the disproportionate sharing provision in the original LLC agreement and allocated earnings and losses beginning in January 2004 at 25% to us and 75% to AGLR. In addition, we agreed to a management services agreement which provided that AGLR would provide and administer certain accounting, treasury, internal audit, human resources and information technology functions on behalf of SouthStar. In connection with the elimination of the disproportionate sharing provision, we recorded in our first quarter ended January 31, 2004, an increase in pre-tax earnings of $2.5 million.

     SouthStar utilizes financial contracts to hedge the variable cash flows associated with changes in the price of natural gas. These financial contracts, in the form of futures, options and swaps, are considered to be derivatives and fair value is based on selected market indices. SouthStar does not enter into or hold derivatives for trading or speculative purposes. SouthStar also enters into weather derivative contracts for hedging purposes in order to preserve margins in the event of warmer-than-normal weather in the winter months. Movements in the market value of these contracts are recorded as a hedge in “Accumulated other comprehensive income” in the consolidated balance sheets.

     Prior to August 25, 2004, Atlanta Gas Light Company (AGLC), under the terms of its tariffs with the Georgia Public Service Commission, required SouthStar’s members to guarantee SouthStar’s ability to pay AGLC’s fees for local delivery service. We guaranteed our 30% share of SouthStar’s obligation with a letter of credit with a bank in the amount of $18.1 million. On August 25, AGLC notified us that they no longer needed this guarantee and we cancelled the letter of credit.

     We have related party transactions with SouthStar which purchases wholesale gas supplies from us. For the years ended October 31, 2004, 2003 and 2002, such operating revenues totaled $2.7 million, $.9 million and $10.7 million, respectively. As of October 31, 2004, SouthStar owed us $.6 million.

     Summarized unaudited financial information provided to us by SouthStar for 100% of SouthStar as of and for the twelve months ended September 30, 2004, 2003 and 2002, is presented below.

In thousands	2004	2003	2002
Current assets	$157,655	$168,302	$134,113
Non-current assets	4,067	1,099	1,228
Current liabilities	50,045	48,568	61,990
Non-current liabilities	—	—	—
Revenues	790,288	727,871	606,191
Gross profit	122,811	99,618	124,315
Income before income taxes	72,056	55,805	54,308

Greenbrier Pipeline Company, LLC

     As of October 31, 2003, we owned 33% of the membership interests in Greenbrier Pipeline Company, LLC (Greenbrier). The other member was a subsidiary of Dominion Resources, Inc. Greenbrier was formed to build a proposed interstate gas pipeline from West Virginia to North Carolina. On November 6, 2003, we sold our interest in Greenbrier to Dominion Resources for our book value of $9.2 million. Revenues and expenses of Greenbrier for all periods presented were immaterial.

11. Business Segments

     We have two reportable business segments, regulated utility and non-utility activities. These segments were identified based on products and services, regulatory environments and our current corporate organization and business decision-making activities. Operations of our regulated utility segment are conducted by the parent company and by EasternNC. Operations of our non-utility activities segment are comprised of our equity method investments in joint ventures.

     Operations of the regulated utility segment are reflected in operating income in the consolidated statements of income. Operations of the non-utility activities segment are included in “Other Income (Expense)” in the consolidated statements of income in “Income from equity method investments” and “Non-operating income.”

     We evaluate the performance of the regulated utility segment based on margin, operations and maintenance expenses and operating income. We evaluate the performance of the non-utility activities segment based on earnings from the ventures and the return on our investment in the ventures. All of our operations are within the United States. No single customer accounts for more than 10% of our consolidated revenues.

     Operations by segment for the years ended October 31, 2004, 2003 and 2002, are presented below.

	Regulated	Non-Utility
In thousands	Utility	Activities	Total
2004
Revenues from external customers	$1,529,739	$—	$1,529,739
Margin	488,369	—	488,369
Operations and maintenance expenses	200,282	172	200,454
Depreciation	82,276	—	82,276
Operating income (loss)	178,800	(234)	178,566
Income before income taxes and minority interest	125,044	32,239	157,283
Total assets	2,268,824	67,179	2,336,003
Income from equity method investments	—	27,381	27,381
Equity method investments in non-utility activities	—	65,322	65,322
Construction expenditures	141,837	—	141,837

2003
Revenues from external customers	$1,220,822	$—	$1,220,822
Margin	382,880	—	382,880
Operations and maintenance expenses	152,107	73	152,180
Depreciation	63,164	—	63,164
Operating income (loss)	143,199	(132)	143,067
Income before income taxes and minority interest	106,150	17,649	123,799
Total assets	2,230,272	112,690	2,342,962
Income from equity method investments	—	17,972	17,972
Equity method investments in non-utility activities	—	96,191	96,191
Construction expenditures	79,153	—	79,153

	Regulated	Non-Utility
In thousands	Utility	Activities	Total
2002
Revenues from external customers	$832,028	$—	$832,028
Margin	335,794	—	335,794
Operations and maintenance expenses	133,427	348	133,775
Depreciation	57,593	—	57,593
Operating income (loss)	120,911	(465)	120,446
Income before income taxes and minority interest	83,525	18,486	102,011
Total assets	1,404,438	95,302	1,499,740
Income from equity method investments	—	19,207	19,207
Equity method investments in non-utility activities	—	80,342	80,342
Construction expenditures	80,528	—	80,528

     Reconciliations to the consolidated financial statements for the years ended and as of October 31, 2004, 2003 and 2002, are presented below.

In thousands	2004	2003	2002
Operating Income:
Segment operating income	$178,566	$143,067	$120,446
Utility income taxes	(51,485)	(40,093)	(30,784)
Non-utility activities	234	132	465

Operating income	$127,315	$103,106	$90,127

Net Income:
Income before income taxes and minority interest for reportable segments	$157,283	$123,799	$102,011
Income taxes	62,047	48,617	39,794
Less minority interest	48	820	—

Net income	$95,188	$74,362	$62,217

Consolidated Assets:
Total assets for reportable segments	$2,336,003	$2,342,962	$1,499,740
Eliminations/Adjustments	(126)	(30,850)	(48,114)

Consolidated assets	$2,335,877	$2,312,112	$1,451,626

12. Environmental Matters

     Our three state regulatory commissions have authorized us to utilize deferral accounting in connection with environmental costs. Accordingly, we have established regulatory assets for environmental costs incurred and for estimated environmental liabilities.

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

     Three other MGP sites that we also have owned, leased or operated were not included in the settlement. In addition to these sites, we acquired the liability for an MGP site located in Reidsville, North Carolina, in connection with the acquisition in 2002 of certain assets and liabilities of NCGS discussed in Note 2 to the consolidated financial statements.

     As of October 31, 2004, our undiscounted environmental liability totaled $3 million, consisting of $2.7 million for the four MGP sites and $.3 million for underground storage tanks not yet remediated. This liability is not net of any anticipated recoveries. We increased the liability in 2004 by $.1 million to reflect the impact of inflation based on the consumer price index.

     As of October 31, 2004, our regulatory assets for environmental costs totaled $4.7 million, net of recoveries from customers, in connection with the estimated liabilities for the MGP sites and underground storage tanks and for environmental costs incurred, primarily legal fees and engineering assessments. The portion of the regulatory assets representing actual costs incurred, including the settlement payment to the third party, is being amortized as recovered in rates from customers.

     Further evaluations of the MGP sites and the underground storage tank sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

     In connection with the acquisition in 2003 of NCNG discussed in Note 2 to the consolidated financial statements, several MGP sites owned by NCNG were transferred to a wholly owned subsidiary of Progress prior to closing. Progress has complete responsibility for performing all of NCNG’s remediation obligations to conduct testing and clean-up at these sites, including both the cost of such testing and clean-up and the implementation of any affirmative remediation obligations that NCNG has related to the sites. Progress’ responsibility does not include any third-party claims for personal injury, death, property damage and diminution of property value or natural resources. We know of no such pending or threatened claims.

     On October 30, 2003, in connection with the NCNG general rate case proceeding discussed in Note 3 to the consolidated financial statements, the NCUC ordered an environmental regulatory liability of $3.5 million be established for refund to customers over the three-year period beginning November 1, 2003. This liability resulted from a payment made to NCNG by its insurers prior to our acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Piedmont Natural Gas Company, Inc.:
Charlotte, North Carolina

     We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (“Piedmont”) as of October 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Piedmont’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Piedmont Natural Gas Company, Inc. and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
January 10, 2005

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

/s/ Barry L. Guy
Barry L. Guy Vice President and Controller

Quarterly Financial Data (In thousands except per share amounts)

					Earnings (Loss)
				Net	Per Share of
	Operating		Operating	Income	Common Stock
	Revenues	Margin	Income (Loss)	(Loss)	Basic *	Diluted *
2004
January 31	$618,785	$196,480	$77,349	$74,622	$1.09	$1.09
April 30	$482,398	$145,855	$45,904	$41,259	$.54	$.54
July 31	$214,750	$69,728	$1,465	$(8,157)	$(.11)	$(.11)
October 31	$213,806	$76,306	$2,597	$(12,536)	$(.16)	$(.16)

2003
January 31	$493,491	$161,694	$65,655	$57,996	$.87	$.87
April 30	$407,774	$110,014	$34,592	$31,000	$.47	$.46
July 31	$140,132	$49,300	$(1,870)	$(9,677)	$(.14)	$(.14)
October 31	$179,425	$61,872	$4,729	$(4,957)	$(.07)	$(.07)

  * Reflects a two-for-one stock split effective October 11, 2004.

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

     The information presented is not comparable due to the acquisitions of North Carolina Natural Gas Corporation (NCNG) and an equity interest in Eastern North Carolina Natural Gas Company (EastermNC) effective September 30, 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     As of October 31, 2004, management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Such disclosure controls and procedures are designed to ensure that all information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation process, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Since the evaluation was completed, there have been no significant changes in internal controls or other factors that could significantly affect those controls.

     Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

          Information required under this item with respect to directors is contained in our proxy statement to be filed with the Securities and Exchange Commission (SEC) on or about January 18, 2005, and is incorporated herein by reference.

          The primary duties and assigned roles of the Audit Committee of the Board of Directors are to:

•	Serve as an independent and objective body to monitor, assess and assist Board oversight of the integrity of the financial statements, compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of the internal audit function and independent auditors.

•	Oversee the audit and other services of the independent auditors and be directly responsible for the appointment, compensation and oversight of the independent auditors who are to report directly to the Committee.

•	Oversee the audit and other services of the internal auditors.

•	Assure the establishment of the Code of Business Conduct and Ethics that applies to all directors, officers and employees and the Code of Ethics that applies to the Chief Executive Officer and certain financial officers and serve as an independent and objective body to monitor and assess their implementation and operation.

•	Provide an open avenue of communication among the independent auditors, accountants, financial and senior management, the internal auditing department and the Board of Directors, and resolve any disagreements between management and the outside auditors regarding financial reporting.

          The Charter of the Audit Committee can be found on our web site at www.piedmontng.com under “board of directors.”

          As of October 31, 2004, the members of the Audit Committee were D. Hayes Clement (Chairman), Muriel W. Helms and Frank B. Holding, Jr., all of whom are independent, non-management directors. Effective October 26, 2004, C. M. Butler III, who had served as a member of the Audit Committee, retired from the Board of Directors. No member of the Audit Committee served on any other audit committee of another publicly held company during 2004. The Board of Directors has determined that Mr. Clement meets the definition of an audit committee financial expert and is independent.

          The names, ages and positions of our executive officers as of October 31, 2004, are listed below along with their business experience during the past five years. There are no family relationships among any of our executive officers. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected except for employment agreements and severence agreements with Messrs. Cocklin, Dzuricky, Killough, Skains and Yoho.

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

Business Experience
Name, Age and Position	During Past Five Years
Thomas E. Skains, 48 Chairman of the Board, President and Chief Executive Officer	Elected December 12, 2003, to the additional position of Chairman of the Board. In February 2003, Mr. Skains was elected President and Chief Executive Officer. In February 2002, he was elected President and Chief Operating Officer. Prior to 2002, he was Senior Vice President – Marketing and Supply Services.

Kim R. Cocklin, 53 Senior Vice President, General Counsel and Chief Compliance Officer	Elected effective February 3, 2003. From April 2002 to his election, he was Senior Vice President of Planning, Rates and Regulatory, Business Development, Williams Gas Pipeline, Houston, Texas. From September 2000 to March 2002, he was Senior Vice President and General Manager, Williams Gas Pipeline – SouthCentral, Owensboro, Kentucky. Prior to September 2000, he was Vice President Customer Services, Williams Gas Pipeline – SouthCentral.

David J. Dzuricky, 53 Senior Vice President and Chief Financial Officer	Elected in 1995.

Ray B. Killough, 56 Senior Vice President – Utility Operations	Elected in 1993.

Business Experience
Name, Age and Position	During Past Five Years
Franklin H. Yoho, 44 Senior Vice President – Commercial Operations	Elected in March 2002. From 2000 to his election, he was Vice President, Business Development, CT Communications, Concord, North Carolina. Prior to 2000, he was Senior Vice President, Marketing and Gas Supply, Public Service Company of North Carolina, Gastonia, North Carolina.

Ted C. Coble, 61 Vice President, Chief Risk Officer and Assistant Corporate Secretary	Elected in February 2003. Prior to his election, he was Vice President and Treasurer, and Assistant Secretary.

A. Leslie Ennis, 48 Vice President – Information Services	Elected August 27, 2004. From February 2001 to her election, she was Director - Business Information Solutions. Prior to February 2001, she was Manager – System Maintenance and Programming.

Charles W. Fleenor, 54 Vice President – Corporate Planning and Rates	Elected in February 2003. Prior to his election, he was Vice President – Gas Services.

Barry L. Guy, 60 Vice President and Controller	Elected in 1986.

Richard A. Linville, 57 Vice President - Human Resources	Elected in 1997.

June B. Moore, 51 Vice President – Customer Service	Elected August 27, 2004. From August 2000 to her election, she was Vice President - Information Services. Prior to August 2000, she was Director – Information Architecture Group.

Kevin M. O’Hara, 46 Vice President – Business Development and Ventures	Elected in February 2003. Prior to his election, he was Vice President – Corporate Planning.

Martin C. Ruegsegger, 54 Vice President, Corporate Counsel and Secretary	Elected in 1997.

David L. Trusty, 47 Vice President – Corporate Communications	Elected August 27, 2004. Prior to his election, he was Vice President – Marketing.

Business Experience
Name, Age and Position	During Past Five Years
Ranelle Q. Warfield, 47 Vice President – Sales and Marketing	Elected August 27, 2004. Prior to her election, she was Vice President – Sales.

Robert O. Pritchard, 52 Treasurer	Elected in February 2003. Prior to his election, he was Director – Corporate Planning.

          We have a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees, including our principal executive officer and senior financial officers. A copy of the Code of Business Conduct and Ethics is included as an exhibit to this Form 10-K and can be found on our web site at www.piedmontng.com under “Ethics and Governance.” We intend to provide this disclosure and all future updates to the Code of Business Conduct and Ethics on our web site stated above.

Item 11. Executive Compensation

          Information required under this item is contained in our proxy statement to be filed with the SEC on or about January 18, 2005, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     (a) Security Ownership of Certain Beneficial Owners

          Information with respect to security ownership of certain beneficial owners is contained in our proxy statement to be filed with the SEC on or about January 18, 2005, and is incorporated herein by reference.

     (b) Security Ownership of Management

          Information with respect to security ownership of directors and officers is contained in our proxy statement to be filed with the SEC on or about January 18, 2005, and is incorporated herein by reference.

     (c) Changes in Control

          We know of no arrangements or pledges which may result in a change in control.

Item 13. Certain Relationships and Related Transactions

          Information with respect to certain transactions with directors is contained in our proxy statement to be filed with the SEC on or about January 18, 2005, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     Information about principal accounting fees and services for the years ended October 31, 2004 and 2003, is contained in our proxy statement to be filed with the SEC on or about January 18, 2005, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

          The following consolidated financial statements and the related independent auditors’ report for the year ended October 31, 2004, are included in Item 8 of this report as follows:

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

The exhibits numbered 10.1 through 10.18 are management contracts or compensatory plans or arrangements.

3.1	Articles of Incorporation as of March 7, 1997, filed in the Department of State of the State of North Carolina (Exhibit 4.6, Form S-3 Registration Statement No. 333-111806).

3.2	Copy of Certificate of Merger (New York) and Articles of Merger (North Carolina), each dated March 1, 1994, evidencing merger of Piedmont Natural Gas Company, Inc., with and into PNG Acquisition Company, with PNG Acquisition Company being renamed “Piedmont Natural Gas Company, Inc.” (Exhibits 3.2 and 3.1, Registration Statement on Form 8-B, dated March 2, 1994).

3.3	By-Laws, dated February 27, 2004 (Exhibit 3.1, Form 10-Q for the quarter ended April 30, 2004).

4.1	Note Agreement, dated as of July 30, 1991, between Piedmont and The Prudential Insurance Company of America (Exhibit 4.29, Form 10-K for the fiscal year ended October 31, 1991).

4.2	Note Agreement, dated as of September 21, 1992, between Piedmont and Provident Life and Accident Insurance Company (Exhibit 4.30, Form 10-K for the fiscal year ended October 31, 1992).

4.3	Indenture, dated as of April 1, 1993, between Piedmont and Citibank, N.A., Trustee (Exhibit 4.1, Form S-3 Registration Statement No. 33-59369).

4.4	Medium-Term Note, Series A, dated as of July 23, 1993 (Exhibit 4.7, Form 10-K for the fiscal year ended October 31, 1993).

4.5	Medium-Term Note, Series A, dated as of October 6, 1993 (Exhibit 4.8, Form 10-K for the fiscal year ended October 31, 1993).

4.6	First Supplemental Indenture, dated as of February 25, 1994, between PNG Acquisition Company, Piedmont Natural Gas Company, Inc., and Citibank, N.A., Trustee (Exhibit 4.2, Form S-3 Registration Statement No. 33-59369).

4.7	Medium-Term Note, Series A, dated as of September 19, 1994 (Exhibit 4.9, Form 10-K for the fiscal year ended October 31, 1994).

4.8	Pricing Supplement of Medium-Term Notes, Series B, dated October 3, 1995 (Exhibit 4.10, Form 10-K for the fiscal year ended October 31, 1995).

4.9	Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996 (Exhibit 4.11, Form 10-K for the fiscal year ended October 31, 1996).

4.10	Rights Agreement, dated as of February 27, 1998, between Piedmont and Wachovia Bank, N.A., as Rights Agent, including the Rights Certificate (Exhibit 10.1, Form 8-K dated February 27, 1998).

4.11	Agreement of Substitution and Amendment of Common Shares Rights Agreement, dated as of December 18, 2003, between Piedmont and American Stock Transfer and Trust Company, Inc. (Exhibit 4.10, Form S-3 Registration Statement No. 333-111806).

4.12	Form of Master Global Note, executed September 9, 1999 (Exhibit 4.4, Form S-3 Registration Statement No. 333-26161).

4.13	Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement Nos. 33-59369 and 333-26161).

4.14	Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement Nos. 33-59369 and 333-26161).

4.15	Pricing Supplement No. 3 of Medium-Term Notes, Series C, dated September 26, 2000 (Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement No. 333-26161).

4.16	Form of Master Global Note, executed June 4, 2001 (Exhibit 4.4, Form S-3 Registration Statement No. 333-62222).

4.17	Pricing Supplement No. 1 of Medium-Term Notes, Series D, dated September 18, 2001 (Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement No. 333-62222).

4.18	Second Supplemental Indenture, dated as of June 15, 2003, between Piedmont and Citibank, N.A., Trustee (Exhibit 4.3, Form S-3 Registration Statement No. 333-106268).

4.19	Form of 5% Medium-Term Note, Series E, dated as of December 19, 2003 (Exhibit 99.1, Form 8-K, dated December 23, 2003).

4.20	Form of 6% Medium-Term Note, Series E, dated as of December 19, 2003 (Exhibit 99.2, Form 8-K, dated December 23, 2003).

Compensatory Contracts:

10.1	Form of Director Retirement Benefits Agreement with outside directors, dated September 1, 1999 (Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 1999).

10.2	Executive Long-Term Incentive Plan, dated February 27, 2004 (Exhibit 10.2, Form 10-Q for quarter ended April 30, 2004).

10.3	Employment Agreement with David J. Dzuricky, dated December 1, 1999 (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1999).

10.4	Employment Agreement with Ray B. Killough, dated December 1, 1999 (Exhibit 10.38, Form 10-K for the fiscal year ended October 31, 1999).

10.5	Employment Agreement with Thomas E. Skains, dated December 1, 1999 (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1999).

10.6	Employment Agreement with Franklin H. Yoho, dated March 18, 2002 (Exhibit 10.23, Form 10-K for the fiscal year ended October 31, 2002).

10.7	Employment Agreement with Kim R. Cocklin, dated February 3, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended April 30, 2003).

10.8	Severance Agreement with David J. Dzuricky, dated December 1, 1999 (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1999).

10.9	Severance Agreement with Ray B. Killough, dated December 1, 1999 (Exhibit 10.42, Form 10-K for the fiscal year ended October 31, 1999).

10.10	Severance Agreement with Thomas E. Skains, dated December 1, 1999 (Exhibit 10.44, Form 10-K for the fiscal year ended October 31, 1999).

10.11	Severance Agreement with Franklin H. Yoho, dated March 18, 2002 (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 2002).

10.12	Severance Agreement with Kim R. Cocklin, dated February 3, 2003 (Exhibit 10.2, Form 10-Q for the quarter ended April 30, 2003).

10.13	Piedmont Natural Gas Company, Inc. Supplemental Executive Benefit Plan (Amended and Restated as of November 1, 2004) (Exhibit 10.1, Form 8-K dated December 10, 2004).

10.14	Form of Participation Agreement under the Piedmont Natural Gas Company, Inc. Supplemental Executive Benefit Plan (Amended and Restated as of November 1, 2004) (with supplemental retirement benefit).

10.15	Form of Participation Agreement under the Piedmont Natural Gas Company, Inc. Supplemental Executive Benefit Plan (Amended and Restated as of November 1, 2004) (without supplemental retirement benefit).

10.16	Piedmont Natural Gas Company, Inc. Short-Term Incentive Plan (STIP) (effective November 1, 2003).

10.17	Form of Participation Agreement under the Piedmont Natural Gas Company, Inc. Short-Term Incentive Plan (STIP).

10.18	Jerry W. Amos Engagement Letter dated January 3, 2005 (Exhibit 10.1, Form 8-K filed January 6, 2005).

Other Contracts:

10.19	Service Agreement (5,900 Mcf per day) (Contract No. 4995), dated August 1, 1991, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1991).

10.20	Service Agreement FT-Incremental Mainline (6,222 Mcf per day) (Contract No. 2268), dated August 1, 1991, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.16, Form 10-K for the fiscal year ended October 31, 1992).

10.21	Service Agreement (FT, 205,200 Mcf per day) (Contract No. 3702), dated February 1, 1992, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.20, Form 10-K for the fiscal year ended October 31, 1992).

10.22	Service Agreement (Contract #800059) (SCT, 1,677 dt/day), dated June 1, 1993, between Piedmont and Texas Eastern Transmission Corporation (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 1993).

10.23	FTS Service Agreement (23,000 Dt/day), dated November 1, 1993, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.24, Form 10-K for the fiscal year ended October 31, 1994).

10.24	Service Agreement under Rate Schedule FSS (2,263,920 dekatherm storage capacity quantity, 37,000 dekatherm maximum daily storage deliverability) (Contract No. 38015), dated November 1, 1993, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.25, Form 10-K for the fiscal year ended October 31, 1994).

10.25	Service Agreement under Rate Schedule SST (Winter: 10,000 Dt/day; Summer: 5,000 Dt/day) (Contract No. 38052), dated November 1, 1993, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1994).

10.26	FSS Service Agreement (10,000 dekatherms per day daily storage quantity) (Contract No. 38017), dated November 1, 1993, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1995).

10.27	SST Service Agreement (37,000 dekatherms per day) (Contract No. 38054), dated November 1, 1993, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1995).

10.28	FTS-1 Service Agreement (5,000 dekatherms per day) (Contract No. 43462), dated September 14, 1994, between Piedmont and Columbia Gulf Transmission Company (Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 1995).

10.29	FTS 1 Service Agreement (23,455 Dt per day)(Contract No. 43461), dated September 14, 1994, between Piedmont and Columbia Gulf Transmission Company (Exhibit 10.23, Form 10-K for the fiscal year ended October 31, 1996).

10.30	Firm Transportation Agreement (FT/NT), dated September 22, 1995, between Piedmont and Texas Gas Transmission Corporation (Exhibit 10.26, Form 10-K for the fiscal year ended October 31, 1996).

10.31	Service Agreement Applicable to Transportation of Natural Gas Under Rate Schedule FT (X-74 Assignment) (12,875 Dt per day), dated October 18, 1995, between Piedmont and CNG Transmission Corporation (Exhibit 10.27, Form 10-K for the fiscal year ended October 31, 1996).

10.32	Service Agreement (Southern Expansion, FT 53,000 Mcf per day peak winter months, 47,700 Mcf per day shoulder winter months) (Contract No. 0.4189), dated November 1, 1995, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 1996).

10.33	Service Agreement (12,785 Mcf per day) (Contract No. 1.1994, FT/NT), dated November 1, 1995, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.31, Form 10-K for the fiscal year ended October 31, 1996).

10.34	Service Agreement (SE95/96) (Contract No. 1012026), dated June 25, 1996, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1996).

10.35	FSS Service Agreement (25,000 dekatherms per day) (Contract No. 49775), dated November 22, 1995, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.38, Form 10-K for the fiscal year ended October 31, 1997).

10.36	SST Service Agreement (25,000 dekatherms per day peak winter months, 12,500 dekatherms per day shoulder months) (Contract No. 49773), dated November 22, 1995, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1997).

10.37	FSS Service Agreement (1,150,166 dekatherms storage capacity quantity, 19,169 dekatherms maximum daily storage deliverability) (Contract No. 49777), dated November 22, 1995, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 1998).

10.38	Columbia Gas SST Service Agreement (19,169 dekatherms per day) dated November 22, 1995, between Piedmont and Columbia Gas Transmission Corporation (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1998).

10.39	Transco Sunbelt Service Agreement & Precedent Agreement (41,400 dekatherms of transportation contract quantity per day), dated January 24, 1997, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1998).

10.40	Service Agreement under Rate Schedule GSS (Storage withdrawal of 68,955 Mcf per day, Storage capacity of 3,858,940 Mcf), dated July 1, 1996, between Piedmont and Transcontinental Gas Pipe Line Corporation (Exhibit 10.55, Form 10-K for the fiscal year ended October 31, 1999).

10.41	Service Agreement dated January 29, 1997, between Piedmont and Pine Needle LNG Company, LLC (Exhibit 10.57, Form 10-K for the fiscal year ended October 31, 1999).

10.42	Firm Transportation Agreement (60,000 Mcf per day), dated June 26, 1998, between Piedmont and Cardinal Extension Company, LLC (Exhibit 10.58, Form 10-K for the fiscal year ended October 31, 1999).

10.43	Service Agreement (15,000 dekatherms per day), dated September 13, 2000, between Piedmont and Pine Needle LNG Company, LLC (Exhibit 10.50, Form 10-K for the fiscal year ended October 31, 2000).

10.44	Letter of Right of First Refusal, dated September 13, 2000, between Piedmont and Pine Needle LNG Company, LLC (Exhibit 10.51, Form 10-K for the fiscal year ended October 31, 2000).

10.45	Letter of Agreement of Amendment No. 343 to Gas Transportation Agreement (dated September 1, 1993 – Contract No. 237) (FTA, 74,100 dekatherms per day), dated August 3, 1998, between Piedmont and Tennessee Gas Pipeline Company (Exhibit 10.52, Form 10-K for the fiscal year ended October 31, 2000).

10.46	Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated September 1, 1993 – Contract No. 2400), dated August 3, 1998, between Piedmont and Tennessee Gas Pipeline Company (Exhibit 10.53, Form 10-K for the fiscal year ended October 31, 2000).

10.47	Letter of Agreement of Amendment No. 2A to Gas Storage Contract (dated May 1, 1994 – Contract No. 6815), dated August 3, 1998, between Piedmont and Tennessee Gas Pipeline Company (Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 2000).

10.48	Service Agreement under FT-A Rate Schedule (Contract No. 24706) (55,900 dekatherms per day), dated August 12, 1998, between Piedmont and Tennessee Gas Pipeline Company (Exhibit 10.55, Form 10-K for the fiscal year ended October 31, 2000).

10.49	Service Agreement (FT, 141,000 Mcf per day) (Contract No. 0.3717), dated February 1, 1992, between North Carolina Natural Gas Corporation and Transcontinental Gas Pipe Line Corporation (Exhibit 10.45, Form 10-K for the fiscal year ended October 31, 2003).

10.50	FTS 1 Service Agreement (20,193 Dt/day)(Contract No. 43847), dated October 10, 1994, between North Carolina Natural Gas Corporation and Columbia Gulf Transmission Company (Exhibit 10.48, Form 10-K for the fiscal year ended October 31, 2003).

10.51	FTS Service Agreement (9,801 Dt/day)(Contract No. 38103), dated November 1, 1993, between North Carolina Natural Gas Corporation and Columbia Gas Transmission Company (Exhibit 10.49, Form 10-K for the fiscal year ended October 31, 2003).

10.52	FSS Service Agreement (223,238 dekatherm storage capacity quantity, 5,199 dekatherm maximum daily storage deliverability) (Contract No. 38074), dated November 1, 1993, between North Carolina Natural Gas Corporation and Columbia Gulf Transmission Company (Exhibit 10.50, Form 10-K for the fiscal year ended October 31, 2003).

10.53	SST Service Agreement (5,199 dekatherms per day)(Contract No. 38037), dated November 1, 1993, between North Carolina Natural Gas Corporation and Columbia Gulf Transmission Company (Exhibit 10.51, Form 10-K for the fiscal year ended October 31, 2003).

10.54	NTS Service Agreement (10,000 dekatherms per day)(Contract No. 39304), dated November 1, 1993, between North Carolina Natural Gas Corporation and Columbia Gulf Transmission Company (Exhibit 10.52, Form 10-K for the fiscal year ended October 31, 2003).

10.55	Service Agreement (40,000 Mcf per day)(Contract No. 2.9838), dated January 29, 1997, between North Carolina Natural Gas Corporation and Pine Needle LNG Company, LLC (Exhibit 10.53, Form 10-K for the fiscal year ended October 31, 2003).

10.56	Service Agreement (40,000 Mcf per day)(Contract No. 1031996), dated June 26, 1998, between North Carolina Natural Gas Corporation and Cardinal Extension Company, LLC (Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 2003).

10.57	Service Agreement under Rate Schedule WSS – Open Access (Contract No. 9012466) (daily storage demand quantity of 32,167 dekatherms; storage capacity quantity of 2,734,180 dekatherms), dated January 30, 2004, between Piedmont and Transcontinental Gas Pipe Line Corporation.

10.58	Amendment to Service Agreement Rate Schedule WSS – Open Access (Contract No. 9012466) (storage demand quantity of 107,373 dekatherms; storage capacity quantity of 9,126,563 dekatherms), dated June 30, 2004, between Piedmont and Transcontinental Gas Pipe Line Corporation.

10.59	Amendment to Service Agreement Rate Schedule FT-SE94/95/96 (Contract No. 1012026) (129,485 dekatherms per day), dated June 30, 2004, between Piedmont and Transcontinental Gas Pipe Line Corporation.

10.60	Amendment to Service Agreement Rate Schedule FT-SEP (Contract No. 1004189) (71,726 dekatherms per day in peak winter months; 64,552 dekatherms per day in shoulder winter months), dated August 31, 2004, between Piedmont and Transcontinental Gas Pipe Line Corporation.

10.61	Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, effective January 1, 2004, between Piedmont Energy Company and Georgia Natural Gas Company (Exhibit 10.1, Form 10-Q for the quarter ended April 30, 2004).

10.62	Equity Contribution Agreement, dated as of November 12, 2004, between Columbia Gas Transmission Corporation and Piedmont Natural Gas Company (Exhibit 10.1, Form 8-K dated November 16, 2004).

10.63	Construction, Operation and Maintenance Agreement by and Between Columbia Gas Transmission Corporation and Hardy Storage Company, LLC, dated November 12, 2004 (Exhibit 10.2, Form 8-K dated November 16, 2004).

10.64	Operating Agreement of Hardy Storage Company, LLC, dated as of November 12, 2004 (Exhibit 10.3, Form 8-K dated November 16, 2004).

12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, dated August 2004.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2005.

Piedmont Natural Gas Company, Inc.
(Registrant)

By:	/s/ Thomas E. Skains

Thomas E. Skains Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 14, 2005.

Signature	Title
/s/ Thomas E. Skains Thomas E. Skains	Chairman of the Board, President and Chief Executive Officer

/s/ David J. Dzuricky David J. Dzuricky	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Barry L. Guy Barry L. Guy	Vice President and Controller (Principal Accounting Officer)

Signature	Title

/s/ Jerry W. Amos Jerry W. Amos	Director

/s/ D. Hayes Clement D. Hayes Clement	Director

/s/ Malcolm E. Everett III Malcolm E. Everett III	Director

/s/ John W. Harris John W. Harris	Director

/s/ Aubrey B. Harwell, Jr. Aubrey B. Harwell, Jr.	Director

/s/ Muriel W. Helms Muriel W. Helms	Director

/s/ Frank B. Holding, Jr. Frank B. Holding, Jr.	Director

/s/ Minor M. Shaw Minor M. Shaw	Director

/s/ David E. Shi David E. Shi	Director

Schedule II

Piedmont Natural Gas Company, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Years Ended October 31, 2004, 2003 and 2002

		Additions
	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other			at End
Description	of Period	Expenses	Accounts		Deductions (3)	of Period
		(in thousands)
Allowance for doubtful accounts:

2004	$2,743	$6,098	$2		$7,757	$1,086
2003	810	6,425	1,375	(1)	5,867	2,743
2002	592	3,105	95	(2)	2,982	810

(1) Primarily related to acquisitions.

(2) Primarily related to an acquisition, partially offset by collections of previous deferrals of gas costs.

(3) Uncollectible accounts written off, net of recoveries.

Deferred tax valuation allowance:
2004	$1,000	$200	$—	$—	$1,200
2003	$—	1,000	—	—	1,000