Form 10-K/A
period 2004-10-31
PIEDMONT NATURAL GAS CO INC
filed 2005-01-24
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No.1

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

Explanatory Note

     We are filing this Amendment No.1 to our annual report on Form 10-K for the year ended October 31, 2004, as filed with the Securities and Exchange Commission on January 14, 2005. This amendment corrects three typographical errors. One typographical error in amounts is in Number of Retail Customers Billed on page 5 in Item 1 of Part I. Two typographical errors in amounts are on the Consolidated Balance Sheet on Page 30 in Item 8 of Part II. This amendment does not change any other previously reported financial statements and other financial disclosures.

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

     The following is a five-year comparison of operating statistics for the years ended October 31, 2000 through 2004:

	2004	2003	2002	2001	2000
Operating Revenues (in thousands)
Sales and Transportation:
Residential	$624,487	$524,933	$358,027	$525,650	$343,476
Commercial	360,355	299,281	191,988	299,672	207,087
Industrial	179,302	112,986	102,127	128,831	183,685
For Power Generation	18,782	3,071	2,368	1,316	18,849
For Resale	38,074	1,948	374	371	249

Total	1,221,000	942,219	654,884	955,840	753,346
Secondary Market Sales	301,886	273,369	173,592	145,712	73,505
Miscellaneous	6,853	5,234	3,552	6,304	3,526

Total	$1,529,739	$1,220,822	$832,028	$1,107,856	$830,377

	2004	2003	2002	2001	2000
Gas Volumes - Dekatherms (in thousands):
System Throughput:
Residential	54,412	52,603	40,047	47,869	40,520
Commercial	35,483	33,648	25,892	31,002	29,315
Industrial	83,957	60,054	58,414	54,285	61,144
For Power Generation	18,580	2,396	1,734	1,169	4,081
For Resale	8,912	623	41	29	20

Total	201,344	149,324	126,128	134,354	135,080

Secondary Market Sales	51,707	45,937	55,679	29,545	21,072

Number of Retail Customers Billed (12 month average):
Residential	771,037	657,965	620,642	601,682	577,314
Commercial	90,328	75,924	72,323	71,069	68,879
Industrial	3,194	2,626	2,583	2,764	2,696
For Power Generation	13	5	3	3	3
For Resale	15	4	3	3	3

Total	864,587	736,524	695,554	675,521	648,895

Average Per Residential Customer:
Gas Used – Dekatherms	70.57	79.95	64.53	79.56	70.19
Revenue	$809.93	$797.81	$576.87	$873.63	$594.95
Revenue Per Dekatherm	$11.48	$9.98	$8.94	$10.98	$8.48

Cost of Gas (in thousands):
Natural Gas Purchased	$944,107	$789,918	$408,564	$670,380	$426,329
Transportation Gas Received (Not Delivered)	(217)	200	(157)	214	(868)
Natural Gas Withdrawn From (Injected Into) Storage, net	(8,057)	(38,137)	9,693	115	(20,144)
Other Storage	(3,059)	(5,932)	1,927	(983)	(4,937)
Capacity Demand Charges	125,178	89,514	89,103	80,622	94,095
Other Adjustments	(16,582)	2,379	(12,896)	19,530	17,571

Total	$1,041,370	$837,942	$496,234	$769,878	$512,046

Supply Available for Distribution - Dekatherms (in thousands):
Natural Gas Purchased	163,257	143,716	136,206	121,465	126,228
Transportation Gas	91,795	52,895	48,179	44,285	31,896
Natural Gas Withdrawn From (Injected Into) Storage, net	902	(2,438)	(1,416)	1,598	(712)
Other Storage	(127)	(52)	(45)	50	(259)
Company Use	(135)	(147)	(139)	(167)	(161)

Total	255,692	193,974	182,785	167,231	156,992

     As of October 31, 2004, we had contracts for the following pipeline firm transportation capacity in dekatherms of daily deliverability:

Williams-Transco (including certain upstream arrangements with Dominion and Texas Gas)	645,400
El Paso-Tennessee Pipeline	74,100
Duke-Texas Eastern	37,000
NiSource-Columbia Gas (through arrangements with Transco and Columbia Gulf)	42,800
NiSource-Columbia Gulf	10,000

Total	809,300

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

PART II

Item 8. Financial Statements and Supplementary Data

     Consolidated financial statements and schedules required by this item are listed in Item 15 (a) 1 and (a) 2 in Part IV of this Form 10-K on page 71.

Consolidated Balance Sheets
October 31, 2004 and 2003

Assets

In thousands	2004	2003
Utility Plant:
Utility plant in service	$2,395,494	$2,323,513
Less accumulated depreciation	624,973	576,823

Utility plant in service, net	1,770,521	1,746,690
Construction work in progress	79,302	65,609

Total utility plant, net	1,849,823	1,812,299

Other Physical Property, at cost (net of accumulated depreciation of $1,782 in 2004 and $1,740 in 2003)	973	1,115

Current Assets:
Cash and cash equivalents	5,676	11,172
Restricted cash	12,732	6,749
Marketable securities, at market value	1,857	—
Receivables (less allowance for doubtful accounts of $1,086 in 2004 and $2,743 in 2003)	70,987	58,662
Unbilled utility revenues	25,711	34,630
Inventories:
Gas in storage	128,465	121,723
Materials, supplies and merchandise	4,727	4,774
Income taxes receivable	11,533	24,219
Amounts due from customers	34,716	15,245
Prepayments	38,709	31,085
Other	96	15,091

Total current assets	335,209	323,350

Investments, Deferred Charges and Other Assets:
Equity method investments in non-utility activities	65,322	96,191
Goodwill	48,151	50,924
Unamortized debt expense	5,261	3,748
Other	31,138	24,485

Total investments, deferred charges and other assets	149,872	175,348

Total	$2,335,877	$2,312,112

See notes to consolidated financial statements.

Capitalization and Liabilities

In thousands	2004	2003
Capitalization:
Stockholders’ equity:
Cumulative preferred stock – no par value – 175 shares authorized	$—	$—
Common stock – no par value – 100,000 shares authorized; outstanding, 76,670 in 2004 and 67,309* in 2003	563,667	372,651
Retained earnings	291,397	259,476
Accumulated other comprehensive income	(166)	(1,932)

Total stockholders’ equity	854,898	630,195
Long-term debt	660,000	460,000

Total capitalization	1,514,898	1,090,195

Current Liabilities:
Current maturities of long-term debt and sinking fund requirements	—	2,000
Notes payable	109,500	109,500
Commercial paper	—	445,559
Accounts payable	99,599	90,901
Income taxes accrued	306	—
Customers’ deposits	18,018	16,408
Deferred income taxes	20,687	16,949
General taxes accrued	17,097	19,594
Amounts due to customers	19,081	20,627
Other	21,879	18,257

Total current liabilities	306,167	739,795

Deferred Credits and Other Liabilities:
Deferred income taxes	202,155	189,576
Unamortized federal investment tax credits	4,492	5,042
Asset retirement obligations	266,700	245,879
Other	41,465	41,625

Total deferred credits and other liabilities	514,812	482,122

Total	$2,335,877	$2,312,112

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to be signed on its behalf by the undersigned, thereunto duly authorized, on January 24, 2005.

Piedmont Natural Gas Company, Inc.
(Registrant)

By:	/s/ Barry L. Guy

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

EXHIBITS INDEX

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