Form 10-Q
period 2005-04-30
PIEDMONT NATURAL GAS CO INC
filed 2005-06-09
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2005

Common Stock, no par value	76,706,027

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	April 30,	October 31,
	2005	2004
ASSETS

Utility Plant, at original cost	$2,536,195	$2,474,796
Less accumulated depreciation	653,769	624,973

Utility plant, net	1,882,426	1,849,823

Other Physical Property (net of accumulated depreciation of $1,872 in 2005 and $1,782 in 2004)	776	973

Current Assets:
Cash and cash equivalents	19,999	5,676
Restricted cash	12,879	12,732
Marketable securities, at market value	—	1,857
Receivables (less allowance for doubtful accounts of $7,083 in 2005 and $1,086 in 2004)	141,477	70,987
Unbilled utility revenues	39,209	25,711
Gas in storage	74,612	128,465
Income taxes receivable	—	11,533
Amounts due from customers	33,371	34,716
Prepayments	2,305	38,709
Other	4,458	4,823

Total current assets	328,310	335,209

Investments, Deferred Charges and Other Assets:
Equity method investments in non-utility activities	64,506	65,322
Goodwill	48,152	48,151
Unamortized debt expense	5,041	5,261
Other	28,635	31,138

Total investments, deferred charges and other assets	146,334	149,872

Total	$2,357,846	$2,335,877

CAPITALIZATION AND LIABILITIES

Capitalization:
Common stock equity:
Common stock, no par value, 100,000 shares authorized; outstanding, 76,786 in 2005 and 76,670 in 2004	$565,567	$563,667
Retained earnings	368,387	291,397
Accumulated other comprehensive income (loss)	(2,971)	(166)

Total common stock equity	930,983	854,898
Long-term debt	660,000	660,000

Total capitalization	1,590,983	1,514,898

Current Liabilities:
Notes payable	—	109,500
Accounts payable	112,401	99,599
Deferred income taxes	32,840	20,687
Income taxes accrued	18,231	306
General taxes accrued	7,681	17,097
Amounts due to customers	16,750	19,081
Accrued gas cost on unbilled utility revenues	4,619	2,479
Other	40,661	37,418

Total current liabilities	233,183	306,167

Deferred Credits and Other Liabilities:
Deferred income taxes	205,305	202,155
Unamortized federal investment tax credits	4,220	4,492
Asset retirement obligations	277,659	266,700
Other	46,496	41,465

Total deferred credits and other liabilities	533,680	514,812

Total	$2,357,846	$2,335,877

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands)

	Three Months			Six Months			Twelve Months
	Ended			Ended			Ended
	April 30			April 30			April 30
	2005	2004		2005	2004		2005		2004
Operating Revenues	$508,035	$482,398		$1,188,591	$1,101,183		$1,617,146		$1,420,740
Cost of Gas	367,378	336,543		845,314	758,848		1,127,835		967,233

Margin	140,657	145,855		343,277	342,335		489,311		453,507

Operating Expenses:
Operations and maintenance	52,324	50,539		102,577	100,211		202,648		175,942
Depreciation	20,989	20,210		41,737	40,663		83,351		73,268
General taxes	7,332	7,421		15,773	13,423		29,361		25,085
Income taxes	19,098	21,781		63,357	64,785		49,984		53,065

Total operating expenses	99,743	99,951		223,444	219,082		365,344		327,360

Operating Income	40,914	45,904		119,833	123,253		123,967		126,147

Other Income (Expense):
Income from equity method investments	14,647	12,700		20,460	21,380		26,462		25,584
Gain on sale of equity method investments	—	(445)		—	4,683		—		4,683
Gain on sale of marketable securities	1,525	—		1,525	—		1,525		—
Allowance for equity funds used during construction	359	344		616	648		1,092		1,242
Non-operating income	106	921		521	1,091		1,714		2,495
Charitable contributions	(184)	(705)		(252)	(872)		(8,504)		(1,191)
Non-operating expense	(49)	(56)		(85)	(85)		(324)		(214)
Income taxes	(6,387)	(5,046)		(8,704)	(10,637)		(8,702)		(13,111)

Total other income (expense), net of tax	10,017	7,713		14,081	16,208		13,263		19,488

Utility Interest Charges	11,201	12,324		23,006	23,535		47,012		43,523

Income Before Minority Interest in Income of Consolidated Subsidiary	39,730	41,293		110,908	115,926		90,218		102,112
Less Minority Interest in Income (Loss) of Consolidated Subsidiary	98	34		(1)	45		1		865

Net Income	$39,632	$41,259		$110,909	$115,881		$90,217		$101,247

Average Shares of Common Stock:
Basic	76,703	76,163	*	76,706	72,158	*	76,621	*	69,586	*
Diluted	76,915	76,334	*	76,920	72,346	*	76,872	*	69,805	*

Earnings Per Share of Common Stock:
Basic	$0.52	$0.54	*	$1.45	$1.61	*	$1.18	*	$1.45	*
Diluted	$0.52	$0.54	*	$1.44	$1.60	*	$1.17	*	$1.45	*

Cash Dividends Per Share of Common Stock	$0.23	$0.215	*	$0.445	$0.4225	*	$0.875	*	0.8375	*

*	Reflects a two-for-one stock split effective October 11, 2004.

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	April 30		April 30		April 30
	2005	2004	2005	2004	2005	2004
Cash Flows from Operating Activities:
Net income	$39,632	$41,259	$110,909	$115,881	$90,217	$101,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,301	21,426	44,365	43,094	88,606	76,877
Undistributed earnings from equity method investments	(14,647)	(12,700)	(20,460)	(21,380)	(26,462)	(25,584)
Gain on sale of equity method investments	—	445	—	(4,683)	—	(4,683)
Change in assets and liabilities	169,796	145,586	57,686	119,191	(52,926)	55,271
Other, net	372	1,056	4,021	5,056	(5,858)	431

Net cash provided by operating activities	217,454	197,072	196,521	257,159	93,577	203,559

Cash Flows from Investing Activities:
Utility construction expenditures	(46,575)	(32,866)	(81,745)	(60,551)	(162,954)	(103,995)
Reimbursements from bond fund	7,532	10,303	19,283	16,173	44,607	19,935
Contributions to equity method investments	(50)	—	(319)	—	(433)	—
Distributions from equity method investments	20,536	15,447	21,958	23,484	24,765	26,484
Proceeds from sale of equity method investments	—	—	—	36,096	—	36,096
Proceeds from sale of marketable securities	2,394	—	2,394	—	2,394	—
Proceeds from sale of non-utility plant	120	—	120	—	120	—
Purchase of NCNG and EasternNC, net of cash received in the twelve months ended April 30, 2004, of $7,185	—	(271)	—	(271)	—	(450,439)
Other	13	1,619	(373)	2,289	(703)	1,472

Net cash provided by (used in) investing activities	(16,030)	(5,768)	(38,682)	17,220	(92,204)	(470,447)

Cash Flows from Financing Activities:
Decrease in notes payable, net	(189,500)	(123,000)	(109,500)	(109,500)	—	—
Repayment of commercial paper	—	—	—	(445,559)	—	—
Proceeds from issuance of long-term debt	—	—	—	198,334	—	198,334
Debt offering costs	—	(241)	—	(288)	12	(539)
Retirement of long-term debt	—	—	—	—	(2,000)	(47,000)
Proceeds from sale of common stock, net of expenses	—	(266)	—	173,828	—	173,828
Issuance of common stock through dividend reinvestment and employee stock plans	6,686	5,357	13,083	9,369	23,732	17,981
Repurchases of common stock	(6,455)	—	(12,979)	—	(17,466)	—
Dividends paid	(17,631)	(16,373)	(34,120)	(30,363)	(67,024)	(58,179)

Net cash provided by (used in) financing activities	(206,900)	(134,523)	(143,516)	(204,179)	(62,746)	284,425

Net Increase (Decrease) in Cash and Cash Equivalents	(5,476)	56,781	14,323	70,200	(61,373)	17,537
Cash and Cash Equivalents at Beginning of Period	25,475	24,591	5,676	11,172	81,372	63,835

Cash and Cash Equivalents at End of Period	$19,999	$81,372	$19,999	$81,372	$19,999	$81,372

Noncash Investing and Financing Activities Related to Acquisitions of NCNG and EasternNC:
Fair value/book value of assets acquired		$—		$1,117	($3,811)	$512,252
Cash paid		(271)		(271)	—	(457,353)
Adjustment of estimated working capital to actual		271		271	—	2,010

Liabilities assumed		$—		$1,117	($3,811)	$56,909

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months		Six Months		Twelve Months
	Ended April 30		Ended April 30		Ended April 30
	2005	2004	2005	2004	2005	2004
Net Income	$39,632	$41,259	$110,909	$115,881	$90,217	$101,247
Other Comprehensive Income, net of tax:
Minimum pension liability adjustment	—	—	(2,748)	—	(2,748)	—
Reclassification adjustment of realized gain on marketable securities included in net income	(945)	—	(945)	—	(945)	—
Unrealized income (loss) provided on marketable securities	—	—	348	—	945	—
Unrealized income (loss) provided from hedging activities of equity method investees	730	(346)	2,229	(9)	2,620	(891)
Reclassification adjustment of realized (income) loss from hedging activities of equity method investees included in net income	(1,418)	185	(1,689)	705	(1,607)	1,112

Total Comprehensive Income	$37,999	$41,098	$108,104	$116,577	$88,482	$101,468

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The condensed consolidated financial statements have not been audited. These financial statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K/A for the year ended October 31, 2004.

2. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at April 30, 2005 and October 31, 2004, and the results of operations and cash flows for the three, six and twelve months ended April 30, 2005 and 2004. Our business is seasonal in nature. The results of operations for the three and six months ended April 30, 2005, do not necessarily reflect the results to be expected for the full year.

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

3. We follow Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement 71). Statement 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Statement 71, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, pursuant to orders of the state regulatory commissions, either in general rate proceedings or expense deferral proceedings, in order to provide for recovery from or refund to utility customers in future periods. The amounts recorded as regulatory assets in the consolidated balance sheets as of April 30, 2005 and October 31, 2004, were $62.7 million and $65.1 million, respectively. The amounts recorded as regulatory liabilities in the consolidated balance sheets as of April 30, 2005 and October 31, 2004, were $306.5 million and $297.6 million, respectively.

4. All of our goodwill is attributable to the regulated utility segment. The balance in goodwill as of October 31, 2004 and April 30, 2005, and the changes for the six months ended April 30, 2005, are presented below.

In thousands
Balance as of October 31, 2004	$48,151
Minority interest in loss of Eastern North Carolina Natural Gas Company (EasternNC)	1

Balance as of April 30, 2005	$48,152

5. Components of the net periodic benefit cost for our defined-benefit pension plans and other postretirement benefit plan for the three months, six months and twelve months ended April 30, 2005 and 2004, are presented below. All amounts reflect the impact of the acquisition of North Carolina Natural Gas Corporation (NCNG) effective as of the close of business on September 30, 2003.

	Pension Benefits		Other Benefits
In thousands	2005	2004	2005	2004
Three Months Ended April 30
Service cost	$2,691	$2,349	$348	$341
Interest cost	3,166	3,021	538	663
Expected return on plan assets	(4,065)	(3,997)	(258)	(231)
Amortization of transition obligation	—	—	220	220
Amortization of prior-service cost	233	233	321	258
Amortization of actuarial (gain) loss	47	—	—	95

Net periodic benefit cost	$2,072	$1,606	$1,169	$1,346

Six Months Ended April 30
Service cost	$5,383	$4,831	$696	$682
Interest cost	6,333	6,042	1,076	1,325
Expected return on plan assets	(8,130)	(7,993)	(515)	(461)
Amortization of transition obligation	—	—	439	440
Amortization of prior-service cost	465	465	642	515
Amortization of actuarial (gain) loss	93	—	—	191

Net periodic benefit cost	$4,144	$3,345	$2,338	$2,692

Twelve Months Ended April 30
Service cost	$10,250	$7,861	$1,351	$1,127
Interest cost	12,375	11,165	2,297	2,448
Expected return on plan assets	(16,357)	(14,713)	(976)	(870)
Amortization of transition obligation	—	6	879	879
Amortization of prior-service cost	931	931	1,158	1,030
Amortization of actuarial (gain) loss	93	(420)	89	290

Net periodic benefit cost	$7,292	$4,830	$4,798	$4,904

6. We compute basic earnings per share using the weighted average number of shares of Common Stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the three, six and twelve months ended April 30, 2005 and 2004, is presented below. All shares and per share amounts reflect a two-for-one stock split effective October 11, 2004.

	Three Months		Six Months		Twelve Months
In thousands except per share amounts	2005	2004	2005	2004	2005	2004
Net Income	$39,632	$41,259	$110,909	$115,881	$90,217	$101,247

Average shares of Common Stock outstanding for basic earnings per share	76,703	76,163	76,706	72,158	76,621	69,586
Contingently issuable shares under the Long-Term Incentive Plan	212	171	214	188	251	219

Average shares of dilutive stock	76,915	76,334	76,920	72,346	76,872	69,805

	Three Months		Six Months		Twelve Months
In thousands except per share amounts	2005	2004	2005	2004	2005	2004
Earnings Per Share of Common Stock:
Basic	$.52	$.54	$1.45	$1.61	$1.18	$1.45
Diluted	$.52	$.54	$1.44	$1.60	$1.17	$1.45

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

Operations by segment for the three, six and twelve months ended April 30, 2005 and 2004, are presented below.

	Regulated		Non-utility
	Utility		Activities		Total
In thousands	2005	2004	2005	2004	2005	2004
Three Months Ended April 30
Revenues from external customers	$508,034	$482,398	$—	$—	$508,034	$482,398
Margin	140,657	145,855	—	—	140,657	145,855
Operations and maintenance expenses	52,324	50,539	124	33	52,448	50,572
Operating income (loss)	60,012	67,685	(124)	(31)	59,888	67,654
Income from equity method investments	—	—	14,647	12,700	14,647	12,700
Income before income taxes and minority interest	49,232	55,526	15,983	12,594	65,215	68,120
Equity method investments in non-utility activities	—	—	64,506	62,588	64,506	62,588

Six Months Ended April 30
Revenues from external customers	$1,188,591	$1,101,183	$—	$—	$1,188,591	$1,101,183
Margin	343,277	342,335	—	—	343,277	342,335
Operations and maintenance expenses	102,577	100,211	156	86	102,733	100,297
Operating income (loss)	183,190	188,038	(258)	(97)	182,932	187,941

	Regulated		Non-utility
	Utility		Activities		Total
In thousands	2005	2004	2005	2004	2005	2004
Income from equity method investments	—	—	20,460	21,380	20,460	21,380
Income before income taxes and minority interest	161,379	165,057	21,590	26,291	182,969	191,348
Equity method investments in non-utility activities	—	—	64,506	62,588	64,506	62,588

Twelve Months Ended April 30
Revenues from external customers	$1,617,146	$1,420,740	$—	$—	$1,617,146	$1,420,740
Margin	489,311	453,507	—	—	489,311	453,507
Operations and maintenance expenses	202,648	175,942	242	114	202,890	176,056
Operating income (loss)	173,951	179,212	(395)	(180)	173,556	179,032
Income from equity method investments	—	—	26,462	25,584	26,462	25,584
Income before income taxes and minority interest	121,366	137,971	27,538	30,317	148,904	168,288
Equity method investments in non-utility activities	—	—	64,506	62,588	64,506	62,588

Reconciliations to the condensed consolidated statements of income for the three, six and twelve months ended April 30, 2005 and 2004, are presented below.

	Three Months		Six Months		Twelve Months
In thousands	2005	2004	2005	2004	2005	2004
Operating Income:
Segment operating income	$59,888	$67,654	$182,932	$187,941	$173,556	$179,032
Utility income taxes	(19,098)	(21,781)	(63,357)	(64,785)	(49,984)	(53,065)
Non-utility activities	124	31	258	97	395	180

Operating income	$40,914	$45,904	$119,833	$123,253	$123,967	$126,147

Net Income:
Income before income taxes and minority interest for reportable segments	$65,215	$68,120	$182,969	$191,348	$148,904	$168,288
Income taxes	(25,485)	(26,827)	(72,061)	(75,422)	(58,686)	(66,176)
Less minority interest income (loss)	98	34	(1)	45	1	865

Net income	$39,632	$41,259	$110,909	$115,881	$90,217	$101,247

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

As of April 30, 2005, the amount of retained earnings that represented undistributed earnings of equity method investments was $22.6 million.

Cardinal Pipeline Company, L.L.C.

We own 21.48% of the membership interests in Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the North Carolina Utilities Commission (NCUC).

We have related party transactions with Cardinal as a transportation customer and we record in cost of gas the transportation costs charged by Cardinal. These gas costs for the three months, six months and twelve months ended April 30, 2005 and 2004, are presented below.

	Three Months		Six Months		Twelve Months
In thousands	2005	2004	2005	2004	2005	2004
Transportation Costs	$1,142	$1,159	$2,323	$2,339	$4,684	$3,316

As of April 30, 2005 and 2004, we owed Cardinal $.4 million.

Summarized financial information provided to us by Cardinal for 100% of Cardinal as of and for the three months and six months ended March 31, 2005 and 2004, is presented below.

	Three Months		Six Months
In thousands	2005	2004	2005	2004
Revenues	$3,828	$3,870	$7,741	$7,783
Gross profit	3,828	3,870	7,741	7,783
Income before income taxes	2,023	2,013	4,043	4,086
Total assets	96,742	100,913	96,742	100,913

Pine Needle LNG Company, L.L.C.

We own 40.0587% of the membership interests in Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. Pine Needle owns an interstate liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC).

We have related party transactions with Pine Needle as a customer and we record in cost of gas the storage costs charged by Pine Needle. These gas costs for the three months, six months and twelve months ended April 30, 2005 and 2004, are presented below.

	Three Months		Six Months		Twelve Months
In thousands	2005	2004	2005	2004	2005	2004
Storage Costs	$3,011	$3,001	$6,114	$6,070	$12,314	$11,392

As of April 30, 2005 and 2004, we owed Pine Needle $1 million.

Summarized financial information provided to us by Pine Needle for 100% of Pine Needle as of and for the three months and six months ended March 31, 2005 and 2004, is presented below.

	Three Months		Six Months
In thousands	2005	2004	2005	2004
Revenues	$4,790	$4,613	$9,792	$9,524
Gross profit	4,790	4,613	9,792	9,524
Income before income taxes	2,163	2,258	4,593	4,638
Total assets	107,213	108,279	107,213	108,279

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

We have related party transactions with SouthStar which purchases wholesale gas supplies from us. Our operating revenues from these sales for the three months, six months and twelve months ended April 30, 2005 and 2004, are presented below.

	Three Months		Six Months		Twelve Months
In thousands	2005	2004	2005	2004	2005	2004
Operating Revenues	$2,485	$146	$6,009	$146	$8,530	$146

As of April 30, 2005 and 2004, SouthStar owed us $.7 million and $.1 million, respectively.

Summarized financial information provided to us by SouthStar for 100% of SouthStar as of and for the three months and six months ended March 31, 2005 and 2004, is provided below.

	Three Months		Six Months
In thousands	2005	2004	2005	2004
Revenues	$314,165	$306,992	$558,550	$514,403
Gross profit	66,399	56,629	101,245	82,154
Income before income taxes	53,696	43,824	71,156	59,260
Total assets	192,777	161,301	192,777	161,301

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

We have purchased and sold financial options for natural gas in all three states for our gas purchase portfolios. There is no income statement impact from the North Carolina and South Carolina hedging plans as all costs and related gain or loss amounts are passed through to customers under purchase gas adjustment (PGA) procedures and are recorded in amounts due to/from customers. In South Carolina, the cost of the options is pre-approved for recovery from customers by the Public Service Commission of South Carolina (PSCSC),

subject to our following the provisions of the gas cost hedging plan approved by the PSCSC. In North Carolina, costs associated with our North Carolina hedging program are not pre-approved for recovery from customers by the NCUC but are treated as gas costs subject to the annual gas cost prudence review by the NCUC. In Tennessee, the cost of the options and all other gas costs incurred are components of and are recovered under the guidelines of the Tennessee Incentive Plan approved by the Tennessee Regulatory Authority (TRA).

10. In connection with the sale in January 2004 of our propane interests, we received 37,244 common units of Energy Transfer Partners, LP, which were recorded at market value in “Marketable securities” in the condensed consolidated balance sheets. We sold these units in February 2005 for total proceeds of $2.4 million. We recorded an after-tax gain of $.9 million from the sale of the units in the three months ended April 30, 2005.

11. Prepayments decreased from $38.7 million at October 31, 2004, to $2.3 million at April 30, 2005, primarily due to the reclassification of $35.1 million of prepaid gas costs to gas in storage on November 1, 2004. Under asset management agreements, prepaid gas costs during the summer months represent purchases of gas that is not available for sale, and therefore not recorded in inventory, until November 1, the beginning of the winter period.

12. Notes payable decreased from $109.5 million at October 31, 2004, to zero at April 30, 2005, as cash flows during the period resulted in no outstanding borrowings under our short-term lines of credit as of April 30, 2005.

13. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets” (Statement 153). The provisions of Statement 153 are effective for nonmonetary asset exchanges that occur in our fiscal quarter beginning August 1, 2005. We believe the adoption of Statement 153 will not have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (Statement 123R). Statement 123R requires entities to adopt the fair value method of accounting for stock-based plans. The fair value method would require the amortization of the fair value of stock-based compensation as determined at the date of grant over the related vesting period. Under Statement 123R, most employee stock purchase plans that offer a discount of greater than 5% will be considered compensatory. Statement 123R is effective for us in our fiscal quarter beginning November 1, 2005. We intend to amend our employee stock purchase plan to lower the discount rate from 10% to 5%.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) to clarify the term “conditional asset retirement” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, we will adopt FIN 47 no later than our fourth fiscal quarter in 2006. We are currently assessing the impact FIN 47 may have on our balance sheet; however, we believe the adoption will not have a material impact on our results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (Statement 154), a replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3. Statement 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. Retrospective application to prior periods’ financial statements of the change in accounting principle is required unless it is impracticable. Statement 154 is effective for fiscal years beginning after December 15, 2005, with earlier application permitted in fiscal years beginning after June 1, 2005.

14. On May 12, 2005, we sold our corporate office building located in Charlotte, North Carolina, for $6.9 million. In connection with the sale, we paid a real estate commission of $226,000 to a commercial real estate company affiliated with a member of our Board of Directors. Under the terms of the agreement, the purchaser agreed to lease back the building to us until our new office space that is currently under construction is ready for occupancy. In accordance with utility plant accounting, gains or losses on dispositions of land are recorded in the income statement and gains or losses on buildings and other tangible property are recorded in accumulated depreciation in the balance sheet. Depending upon the results of the sales price allocation, we may record a gain on the sale of the land; however, we do not expect that any recorded gain will be material to our results of operations.

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

The regulated utility segment is the largest segment of our business with approximately 97% of our consolidated assets. This segment is regulated by three state regulatory commissions that approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas costs and fixed and variable non-gas costs and to earn a fair rate of return for our shareholders. Factors critical to the success of the regulated utility include a safe, dependable natural gas distribution system and the ability to recover the costs and expenses of the business in rates charged to customers.

The non-utility activities segment consists of our equity method investments in joint venture, energy — related businesses that are involved in unregulated retail natural gas marketing, interstate natural gas storage and intrastate natural gas transportation. We invest in joint ventures that are aligned with our business strategies to complement or supplement income from utility operations. We continually monitor performance and rates of return of these ventures against expectations.

Weather conditions directly influence the volumes of natural gas delivered by the regulated utility. Significant portions of our revenues are generated during the winter season. During warm winters or unevenly cold winters, heating customers may not use their gas furnaces at all or may significantly reduce their consumption of natural gas. Although we have weather normalization adjustment mechanisms (WNA) that are designed to protect a portion of revenues against warmer-than-normal weather, deviations from normal weather can affect our financial performance and liquidity. The WNA also serves to offset the impact of colder-than-normal weather by reducing the amounts we can charge our customers.

In the past few years, there have been significant increases in the price of natural gas. The relationship between supply and demand has the greatest impact upon price. Although we believe there are sufficient supplies of natural gas to meet our customers’ needs, price increases, if continued, could shift our customers’ preference away from natural gas and toward a competing energy source, particularly in the industrial market. Price increases could also affect the consumption levels of our customers or make it more difficult for them to pay their bills. We continue to advocate the need for an effective national energy policy. We expect that the wholesale price of natural gas will remain high and volatile until there is a national policy that will allow a balancing of natural gas supply and demand. Access to domestic supplies that are unavailable due to governmental restrictions could help alleviate the supply/demand imbalance for natural gas in the United States, and help restore wholesale prices to more reasonable, competitive levels.

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

Part of our strategic plan is to effectively manage our gas distribution operations through innovative rate and regulatory initiatives, with a continued focus on controlling operating costs and implementing new technologies to achieve this end. We are working to enhance the value and growth of our utility assets by good management of capital spending, both for improvements for current customers and the pursuit of customer growth opportunities in our service areas. We strive for excellent customer service by investing in systems, processes and people. We will continue to work with our state regulators for rate stability and to maintain fair rates of return in a balance of the interests of our customers and shareholders.

Our strategic plan includes a focus on maintaining a debt-to-capitalization ratio within a range of 45 to 50 % to maintain a strong balance sheet and allow us access to the capital markets. We will continue to stress the importance of maintaining strong, investment-grade credit ratings to support our operating and investment needs. We continuously monitor our level of short-term borrowings to secure short-term bank lines that meet our short-term operating needs.

Results of Operations

We will discuss the results of operations for the three months, six months and twelve months ended April 30, 2005, compared with similar periods in 2004. Operating results for the three months ended April 30, 2005 and 2004, the six months ended April 30, 2005 and 2004 and the twelve months ended April 30, 2005, reflect the full effect of the acquisitions of NCNG and an equity interest in EasternNC on September 30, 2003.

Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas costs and fixed and variable non-gas costs and to earn a fair rate of return for our shareholders. We have a WNA in all three states that partially offsets the impact of unusually cold or warm weather on bills rendered in November through March for weather-sensitive customers. In North Carolina and Tennessee, adjustments are made directly to the customer’s bill. In South Carolina, the adjustments are calculated at the individual customer level and recorded in a deferred account (regulatory asset or liability) for subsequent collection from or refund to all customers in the class. The WNA formula calculates the actual weather variance from normal, using 30 years of history, which results in an increase in revenues when weather is warmer than normal and a decrease in revenues when weather is colder than normal. The gas cost portion of our costs is recoverable through PGA procedures and is not affected by the WNA.

Operating Revenues

Operating revenues were $508 million and $482.4 million for the three months ended April 30, 2005 and

2004, respectively. Operating revenues in 2005 increased $25.6 million compared with the similar prior period primarily due to the following increases.

•	$26.5 million from increased commodity gas costs passed through to customers.

•	$9.9 million from an increase in volumes delivered of 1.5 million dekatherms.

These increases were partially offset by the following decreases.

•	$4.2 million from the WNA due to credits to customers of $6.9 million in 2005 compared with credits of $2.8 million in 2004. Weather for the three months ended April 30, 2005, was 2% colder than normal, compared with 4% colder than normal for the same period in 2004.

•	$2.8 million from secondary market transactions. Secondary market transactions are off-system sales and capacity release arrangements.

Operating revenues were $1,188.6 million and $1,101.2 million for the six months ended April 30, 2005 and 2004, respectively. Operating revenues in 2005 increased $87.4 million compared with the similar prior period primarily due to the following increases.

•	$75.9 million from increased commodity gas costs passed through to customers.

•	$7.4 million from the WNA due to surcharges to customers of $7.2 million in 2005 compared with credits of $.2 million in 2004. Weather for the six months ended April 30, 2005, was 5% warmer than normal, compared with 1% colder than normal for the same period in 2004.

•	$6.4 million from secondary market transactions.

These increases were partially offset by a decrease of $1.5 million due to a decrease in volumes delivered of .2 million dekatherms.

Operating revenues were $1,617.1 million and $1,420.7 million for the twelve months ended April 30, 2005 and 2004, respectively. Operating revenues in 2005 increased $196.4 million compared with the similar prior period primarily due to the following increases.

•	$102 million from NCNG and EasternNC, which included twelve months activity for 2005 and only seven months activity for 2004. Of this increase, $81 million was from an increase in volumes delivered of 28.6 million dekatherms and $17.2 million was from non-volumetric billings, such as facilities charges, reconnect fees and late payment fees.

•	$49.7 million from secondary market transactions.

•	$46.5 million from increased commodity gas costs passed through to customers.

•	$8.7 million from the WNA due to surcharges to customers of $10.9 million in 2005 compared with surcharges of $2.2 million in 2004, excluding NCNG activity. Weather for the twelve months ended April 30, 2005, was 9% warmer than normal, compared with normal weather for the same period in 2004.

These increases were partially offset by a decrease of $11.3 million due to a decrease in sales volumes of 1.7 million dekatherms, excluding NCNG and EasternNC activity.

Cost of Gas

Cost of gas was $367.4 million and $336.5 million for the three months ended April 30, 2005 and 2004, respectively. Cost of gas in 2005 increased $30.9 million compared with the similar prior period primarily due to the following increases.

•	$26.5 million from increased commodity gas costs.

•	$7.2 million due to an increase in volumes delivered of 1.5 million dekatherms.

These increases were partially offset by a decrease of $2.9 million from secondary market transactions.

Cost of gas was $845.3 million and $758.8 million for the six months ended April 30, 2005 and 2004, respectively. Cost of gas in 2005 increased $86.5 million compared with the similar prior period primarily due to the following increases.

•	$75.9 million from increased commodity gas costs.

•	$6.8 million from secondary market transactions.

These increases were partially offset by a decrease of $1.1 million due to a decrease in volumes delivered of .2 million dekatherms.

Cost of gas was $1,127.8 million and $967.2 million for the twelve months ended April 30, 2005 and 2004, respectively. Cost of gas in 2005 increased $160.6 million compared with the similar prior period primarily due to the following increases.

•	$67.7 million from NCNG and EasternNC, which included twelve months activity for 2005 and only seven months activity for 2004.

•	$51 million from secondary market transactions.

•	$46.5 million from increased commodity gas costs.

These increases were partially offset by a decrease of $8.2 million due to a decrease in volumes delivered of 1.7 million dekatherms, excluding NCNG and EasternNC activity.

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

In North Carolina and South Carolina, recoveries of gas costs are subject to annual gas cost recovery proceedings to determine the prudence of our gas purchases. We have been found prudent in all such past proceedings.

Margin

Margin was $140.7 million and $145.9 million for the three months ended April 30, 2005 and 2004, respectively. Margin in 2005 decreased $5.2 million compared with the similar prior period primarily resulting from decreased consumption in the residential, commercial and industrial customer classes because of warmer weather and continued customer conservation due to increased commodity gas costs. The decrease was partially offset by increases in margin from growth in our residential and commercial customer base.

Margin was $343.3 million and $342.3 million for the six months ended April 30, 2005 and 2004, respectively. Margin in 2005 increased $1 million compared with the similar prior period primarily due to increases in margin from growth in our residential and commercial customer base. The increase was partially offset by a decrease in margin resulting from decreased consumption in the residential, commercial and industrial customer classes because of warmer weather and continued customer conservation.

Margin was $489.3 million and $453.5 million for the twelve months ended April 30, 2005 and 2004, respectively. Margin in 2005 increased $35.8 million compared with the similar prior period. Margin increased $34.3 million from NCNG and EasternNC operations, which included twelve months activity in 2005 and only seven months activity in 2004. Margin increased from growth in our residential and commercial customer base, partially offset by decreased consumption in the residential, commercial and industrial customer classes because of warmer weather and continued customer conservation.

Operations and Maintenance Expenses

Operations and maintenance expenses were $52.3 million and $50.5 million for the three months ended April 30, 2005 and 2004, respectively. Operations and maintenance expenses in 2005 increased $1.8 million compared with the similar prior period due to the following increases.

•	$1.2 million in payroll costs due to an increase in the accrued vacation pay liability resulting in part to increased vacation benefits effective January 1, 2005.

•	$.6 million in payroll costs due to an increase in the accrued long-term incentive plan liability to reflect an additional award effective November 1, 2004.

•	$.5 million in employee benefits expense primarily due to pension and health insurance costs.

•	$.4 million in outside labor primarily due to costs of data-center sourcing.

These increases were partially offset by a decrease in the provision for uncollectibles of $.9 million, primarily due to improved collection results, including recoveries of previously written off accounts.

Operations and maintenance expenses were $102.6 million and $100.2 million for the six months ended April 30, 2005 and 2004, respectively. Operations and maintenance expenses in 2005 increased $2.4 million compared with the similar prior period due to the following increases.

•	$1.1 million in payroll costs due to an increase in the accrued vacation pay liability resulting in part to increased vacation benefits effective January 1, 2005.

•	$1.3 million in employee benefits expense primarily due to pension and health insurance costs.

•	$.7 million in payroll costs due to an increase in the accrued long-term incentive plan liability to reflect an additional award effective November 1, 2004.

•	$.7 million in utilities primarily due to increased long distance telephone service and data costs.

•	$.5 million in outside labor primarily due to costs of data-center sourcing.

These increases were partially offset by a decrease in the provision for uncollectibles of $1.6 million, primarily due to improved collection results, including recoveries of previously written off accounts.

Operations and maintenance expenses were $202.6 million and $175.9 million for the twelve months ended April 30, 2005 and 2004, respectively. Operations and maintenance expenses in 2005 increased $26.7 million compared with the similar prior period primarily due to the following increases.

•	$11.4 million in payroll costs primarily due to accruals for the long-term and short-term incentive plans, merit pay increases and the addition of NCNG employees for twelve months in the 2005 period compared with only seven months in the 2004 period.

•	$4 million in other corporate expenses primarily due to amortization of NCNG integration costs and the deferral in 2003 to a regulatory asset of EasternNC’s operations and maintenance costs that had been expensed prior to September 30, 2003.

•	$2.9 million in outside labor primarily due to NCNG operations and to costs of data-center sourcing.

•	$2.8 million in employee benefits expense primarily due to pension and postretirement health care and life insurance costs.

•	$2.4 million due to accrual of the projected benefit obligation for the Board of Director’s retirement plan.

•	$2.1 million in consulting fees primarily due to legal fees, accounting and auditing fees, business process improvement programs, the pipeline integrity management program and the integrated mapping project.

•	$1.6 million in utilities primarily due to increased long distance telephone service and data costs.

•	$1.3 million in transportation expenses primarily due to NCNG operations.

•	$.7 million in payroll costs due to an increase in the accrued vacation pay liability resulting in part to increased vacation benefits effective January 1, 2005.

These increases were partially offset by a decrease in the provision for uncollectibles of $4.7 million, primarily due to improved collection results, including recoveries of previously written off accounts.

Depreciation

Depreciation expense was $21 million and $20.2 million for the three months ended April 30, 2005 and 2004, respectively, $41.7 million and $40.7 million for the six months ended April 30, 2005 and 2004, respectively, and $83.4 million and $73.3 million for the twelve months ended April 30, 2005 and 2004, respectively. Depreciation expense for the current periods increased over similar prior periods primarily due to increases in plant in service, including a full twelve months of depreciation expense on plant acquired from NCNG for the 2005 period compared with only seven months for the similar 2004 period. Due to the continued growth in our service areas and the related capital expansion, we anticipate that depreciation expense will continue to increase.

General Taxes

General taxes were $7.3 million and $7.4 million for the three months ended April 30, 2005 and 2004, respectively.

General taxes were $15.8 million and $13.4 million for the six months ended April 30, 2005 and 2004, respectively. General taxes in 2005 increased $2.4 million compared with the similar prior period primarily due to the following increases.

•	$1.8 million in Tennessee property taxes as the expense in 2004 reflected the impact of a favorable court ruling that reduced assessed property values and the estimated tax accruals for prior periods.

•	$.3 million in payroll taxes.

General taxes were $29.4 million and $25.1 million for the twelve months ended April 30, 2005 and 2004, respectively. General taxes increased $4.3 million compared with the similar prior period primarily due to the following increases.

•	$1.6 million in property taxes from NCNG operations.

•	$1.8 million in Tennessee property taxes discussed above.

•	$.8 million in payroll taxes.

Other Income (Expense)

Income from equity method investments was $14.6 million and $12.7 million for the three months ended April 30, 2005 and 2004, respectively. Income from equity method investments increased $1.9 million compared with the similar prior period primarily due to an increase in income from SouthStar of $2.5 million.

Income from equity method investments was $20.5 million and $21.4 million for the six months ended April 30, 2005 and 2004, respectively. Income from equity method investments decreased $.9 million compared with the similar prior period primarily due to the absence of earnings from propane in 2005 due to the sale of our propane interests in January 2004, partially offset by an increase in income from SouthStar of $1.3 million.

Income from equity method investments was $26.5 million and $25.6 million for the twelve months ended April 30, 2005 and 2004, respectively. Income from equity method investments in 2005 increased $.9 million compared with the similar prior period primarily due to increases in earnings from SouthStar of $.8 million and Pine Needle of $.3 million.

The gain (loss) on sale of equity method investments resulted from the sale of our propane interests in January 2004. In the quarter ended April 30, 2004, we adjusted the estimated gain of $5.1 million recorded in the first quarter by $.4 million to reflect actual data becoming available.

The gain on sale of marketable securities resulted from the sale in February 2005 of 37,244 common units of Energy Transfer Partners, L.P., which we acquired in connection with the sale of our propane interests in January 2004. Total proceeds from the sale were $2.4 million and resulted in a before-tax gain of $1.5 million.

The equity portion of the allowance for funds used during construction (AFUDC) for the three months ended April 30, 2005, increased slightly, and for the six months and twelve months ended April 30, 2005, decreased slightly compared with similar prior periods. AFUDC is allocated between equity and debt based on actual amounts computed and the ratio of construction work in progress to average short-term borrowings.

Non-operating income is comprised of non-regulated merchandising and service work, subsidiary operations, interest income and other miscellaneous income. Non-operating income and fluctuations in non-operating income are not significant.

Charitable contributions for the twelve months ended April 30, 2005, increased $7.3 million compared with the similar prior period primarily due to the initial funding of $7 million to the Piedmont Natural Gas Foundation established in October 2004.

Utility Interest Charges

Utility interest charges were $11.2 million and $12.3 million for the three months ended April 30, 2005 and 2004, respectively. Utility interest charges in 2005 decreased $1.1 million compared with the similar prior period primarily due to the following.

•	$1 million decrease in interest on amounts due to/from customers due to higher average net receivables in the current period compared with average net payables in the similar prior period.

•	$.3 million decrease due to an increase in AFUDC allocated to debt.

•	$.3 million increase in interest on short-term debt primarily due to higher amounts of debt outstanding at higher interest rates.

Utility interest charges were $23 million and $23.5 million for the six months ended April 30, 2005 and 2004, respectively. Utility interest charges in 2005 decreased $.5 million compared with the similar prior period primarily due to the following.

•	$1.5 million decrease in interest on amounts due to/from customers due to higher average net receivables in the current period compared with the similar prior period.

•	$.9 million decrease in interest on short-term debt due to the repayment of the commercial paper program in December 2003 that we utilized to temporarily finance the NCNG acquisition.

•	$.4 million decrease due to an increase in AFUDC allocated to debt.

•	$1.2 million increase in interest on long-term debt due to higher balances outstanding as a result of the permanent financing of the NCNG acquisition.

•	$.7 million increase in interest on short-term debt due to higher amounts of debt outstanding at higher interest rates.

Utility interest charges were $47 million and $43.5 million for the twelve months ended April 30, 2005 and 2004, respectively. Utility interest charges in 2005 increased $3.5 million compared with the similar prior period primarily due to the following.

•	$5.9 million increase in interest on long-term debt due to higher balances outstanding, including amounts due to the permanent financing of the NCNG acquisition.

•	$.8 million increase in interest on short-term debt due to higher amounts of debt outstanding at higher interest rates.

•	$.8 million increase in interest in connection with the Internal Revenue Service audit of our federal income tax return for the year ended October 31, 2001.

•	$2.1 million decrease in interest on amounts due to/from customers due to significantly higher average net receivables in 2005 compared with average net payables in 2004.

•	$1.9 million decrease in interest on short-term debt due to the repayment of commercial paper in December 2003 that we utilized to temporarily finance the NCNG acquisition.

•	$.7 million decrease due to an increase in AFUDC allocated to debt.

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

Effective at the close of business on September 30, 2003, we purchased 100% of the common stock of NCNG from Progress Energy, Inc. (Progress), for $417.5 million in cash plus $32.4 million for estimated working capital. We paid an additional $.3 million for actual working capital in our second quarter ended April 30, 2004. At the time of the acquisition, NCNG, a regulated natural gas distribution company, served 176,000 customers in eastern North Carolina, including 57,000 customers served by four municipalities who were wholesale customers of NCNG. NCNG was merged into Piedmont immediately following the closing.

We also purchased for $7.5 million in cash Progress’ equity interest in EasternNC. EasternNC is a regulated utility that was granted, in 2000, a certificate of public convenience and necessity by the NCUC to provide natural gas service to 14 counties in eastern North Carolina that previously were not served with natural gas. Progress’ equity interest in EasternNC consisted of 50% of EasternNC’s outstanding common stock and 100% of EasternNC’s outstanding preferred stock. We have agreed to invest an additional $14.4 million in the project in return for up to an additional 326 shares of authorized but unissued preferred stock.

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

We invest in joint ventures to complement or supplement income from utility operations. If an opportunity aligns with our overall business strategies, we analyze and evaluate the project with a major factor being a projected rate of return greater than the returns allowed in our utility operations, due to the higher risk of such projects. We make only those investments that are approved by our Board of Directors. We participate in the governance of the venture by having a management representative on the governing board of the venture. We monitor actual performance and rates of return against expectations and make periodic reports to the Board. Decisions regarding exiting joint ventures are based on many factors, including performance results and continued alignment with our business strategies.

Financial Condition and Liquidity

We believe we have access to adequate resources to meet our needs for working capital, construction expenditures, debt redemptions and dividend payments over the next 12 months. These resources include net cash flows from operating activities, access to capital markets, cash generated from our investments in joint ventures and bank lines of credit.

Cash Flows from Operating Activities. The natural gas business is seasonal in nature. Operating cash flows may fluctuate significantly during the year and from year to year due to such factors as weather, natural gas prices, collections from customers, natural gas purchases and gas inventory storage activity. We rely on operating cash flows and short-term bank borrowings to meet seasonal working capital needs. During our first and second quarters, we generally have positive cash flows from the sale of flowing gas and gas in storage and the collection of amounts billed to customers. This cash is used to reduce short-term debt to zero during much of our second and third quarters. Most of our annual earnings are realized in the winter period, which is the first five months of our fiscal year. Cash requirements generally increase during our third and fourth quarters due to increases in natural gas purchases for storage and decreases in receipts from customers.

Net cash provided by operating activities was $217.5 million and $197.1 million for the three months ended April 30, 2005 and 2004, respectively, $196.5 million and $257.2 for the six months ended April 30, 2005 and 2004, respectively, and $93.6 million and $203.6 million for the twelve months ended April 30, 2005 and 2004, respectively. The primary factor that impacts our cash flows from operations is weather. Warmer weather can lead to lower total margin from fewer volumes of natural gas sold or transported. Colder weather can increase volumes sold to weather-sensitive customers, but may lead to conservation by customers in order to reduce their consumption. Temperatures above normal can lead to reduced operating cash flows, thereby increasing the need for short-term borrowings to meet current cash requirements. For the three months ended April 30, 2005 and 2004, 83% of our total sales and transportation revenues were from residential and commercial customers. For the six months ended April 30, 2005 and 2004, 84% and 85%, respectively, of our total sales and transportation revenues were from residential and commercial customers. For the twelve months ended April 30, 2005 and 2004, 80% and 83%, respectively, of our total sales and transportation revenues were from residential and commercial customers. Volumes of natural gas sold to both residential and commercial customers are weather-sensitive.

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

The regulated utility faces competition in the residential and commercial customer markets based on customer preferences for natural gas compared with other energy products, such as electricity and propane, and the relative prices of those products. The most significant product competition is with electricity for space heating, water heating and cooking. Increases in the price of natural gas can negatively impact our competitive position by decreasing the price benefits of natural gas to the consumer. This can impact our cash needs if customer growth slows, resulting in reduced capital expenditures, or if customers conserve, resulting in reduced gas purchases and customer billings.

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

Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $(16) million and $(5.8) million for the three months ended April 30, 2005 and 2004, respectively, $(38.7) million and $17.2 million for the six months ended April 30, 2005 and 2004, respectively, and $(92.2) million and $(470.4) million for the twelve months ended April 30, 2005 and 2004, respectively. The net cash used in investing activities for the three and twelve months ended April 30, 2005, and the three months ended April 30, 2004, was primarily for utility construction expenditures. Net cash used in investing activities for the twelve months ended April 30, 2004, was primarily for the acquisitions of NCNG and EasternNC. As expenditures are made in EasternNC’s service territory, reimbursement requests are made to the State of North Carolina under orders issued by the NCUC granting EasternNC a total of $188.3 million of bond funds. Such funds are available to pay for the uneconomic portion of the construction of a natural gas distribution infrastructure in the eastern part of the state. For further information about the bond fund, see “Gas Supply and Regulatory Proceedings” below.

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

On May 12, 2005, we sold our corporate office building located in Charlotte, North Carolina. For further information about the sale, see Note 14 to the condensed consolidated financial statements. We have negotiated a ten-year lease with renewable options for space in a building that is currently under construction and anticipated to be ready for occupancy in late 2005. The lease payments for the ten-year term range from $3 million to $3.4 million annually. We have leased our current office building from the new owner pending occupancy of the new office space.

Subject to various governmental approvals, we intend to jointly develop an underground interstate natural gas storage facility in West Virginia with Columbia Hardy Corporation, a subsidiary of Columbia Gas Transmission Corporation. Total project capital expenditures are estimated at $122 million over a five-year period, of which our share is $61 million.

Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $(206.9) million and $(134.5) million for the three months ended April 30, 2005 and 2004, respectively, $(143.5) million and $(204.2) million for the six months ended April 30, 2005 and 2004, respectively, and $(62.7) million and $284.4 million for the twelve months ended April 30, 2005 and 2004, respectively. Funds are generally provided from bank borrowings and the issuance of Common Stock through dividend reinvestment and employee stock plans. We sell Common Stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. As of April 30, 2005, our current assets were $328.3 million and our current liabilities were $233.2 million.

Under committed bank lines of credit totaling $200 million, outstanding short-term borrowings during the three months and six months ended April 30, 2005, are detailed below. As of April 30, 2005, we had additional uncommitted lines of credit totaling $103 million on a no fee and as needed, if available, basis.

	Three Months		Six Months
In thousands	High	Low	High	Low
Outstanding short-term borrowings	$171,500	$—	$229,500	$—
Interest rates	3.175%	2.76%	3.175%	2.1125%

Effective May 1, 2005, our committed bank lines of credit total $250 million and our uncommitted lines of credit total $98 million.

The level of short-term borrowings can vary significantly due to changes in the wholesale prices of natural gas and to increased purchases of natural gas supplies to serve customer demand and to refill storage. Short-term debt may increase when wholesale prices for natural gas increase because we must pay suppliers for the gas before we recover our costs from customers through their monthly bills. Gas prices could continue to increase and fluctuate. If wholesale gas prices remain high, we may incur more short-term debt to pay for natural gas supplies and other operating costs since collections from customers could be slower and some customers may not be able to pay their gas bills on a timely basis.

Under our Common Stock Open Market Purchase Program, which began on September 1, 2004, we utilize a broker to repurchase shares on the open market. Such shares are then cancelled and become authorized but unissued shares available for issuance to the Long-Term Incentive Plan and to dividend reinvestment and stock purchase plans.

We have paid quarterly dividends on our Common Stock since 1956. The amount of cash dividends that may be paid is restricted by provisions contained in certain note agreements under which long-term debt was issued. None of our retained earnings were restricted as of April 30, 2005.

As of April 30, 2005, our capitalization consisted of 41% in long-term debt and 59% in common equity. Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity.

As of April 30, 2005, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services and “A3” by Moody’s Investors. Credit ratings impact our ability to obtain short-term and long-term financing and the cost of such financings.

We are subject to default provisions related to our long-term debt and short-term bank lines of credit. Failure to satisfy any of the default provisions would result in total outstanding issues of debt becoming due. There are cross-default provisions in all our debt agreements. As of April 30, 2005, we are in compliance with all default provisions.

Estimated Future Contractual Obligations

During the three months ended April 30, 2005, there were no material changes to our estimated future contractual obligations outside the ordinary course of business.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases that are discussed in Note 7 to the consolidated financial statements in our Form 10-K/A for the year ended October 31, 2004.

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

Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or a different estimate that could have been used would have had a material impact on our financial condition or results of operations. We consider regulatory accounting, revenue recognition, goodwill and pension and postretirement benefits to be our critical accounting estimates. Management is responsible for the selection of the critical accounting estimates presented in our Form 10-K/A for the year ended October 31, 2004, in “Management’s Discussion and

Analysis of Financial Condition and Results of Operations.” Management has discussed these critical accounting estimates with the Audit Committee of the Board of Directors. There have been no changes in our critical accounting policies and estimates since October 31, 2004.

Gas Supply and Regulatory Proceedings

In 1998, the North Carolina General Assembly enacted the Clean Water and Natural Gas Critical Needs Act of 1998, which provided for the issuance of $200 million of general obligation bonds of the state for the purpose of providing grants, loans or other financing for the cost of constructing natural gas facilities in unserved areas of the state.

EasternNC has been granted a certificate by the NCUC to provide natural gas service to 14 unserved counties in the eastern-most part of North Carolina. These counties historically have not been able to obtain gas service because of the relatively sparse population of the counties and the resulting uneconomic feasibility of providing service. The NCUC has issued orders approving $188.3 million of the bond fund to EasternNC for construction of natural gas facilities in the 14 counties. From November 1, 2004 through March 31, 2005, we filed for reimbursement of $19.8 million from the bond fund and received $19.3 million for previous requests. As of April 30, 2005, there was $11.4 million remaining of the bond funds allocated to EasternNC. As of April 30, 2005 and 2004, we had receivables of $4 million and $3.6 million, respectively, from the bond fund recorded in “Receivables” in the consolidated balance sheets. In accordance with NCUC orders, we must contribute funding to the project that is not subject to bond reimbursement. During the quarter ended April 30, 2005, we contributed $3.5 million for construction of natural gas facilities. We estimate additional funding that is not subject to bond reimbursement will be approximately $6 million.

On February 1, 2005, we entered into a Stock Purchase Agreement with the other owner of EasternNC under which they will sell all of their shares of common stock of, and assign all of their rights and obligations in, EasternNC to Piedmont. Closing of the transaction is scheduled to occur three business days after all of the following conditions are met:

•	Approval by Piedmont’s Board of Directors.

•	Consideration of $1.00 paid by Piedmont to the other owner.

•	Approval of the acquisition and merger by the NCUC.

•	Approval by the NCUC to roll-in and combine the rate structure of EasternNC into Piedmont’s rate structure on terms and conditions acceptable to Piedmont.

The NCUC has scheduled a hearing for the acquisition and merger on June 23, 2005. The outcome of this proceeding cannot be determined at this time. The requested approval of the roll-in of EasternNC’s rate structure into Piedmont is part of the general rate case discussed below.

On April 1, 2005, we filed a general rate application with the NCUC requesting a consolidation of the respective rate bases, revenues and expenses of Piedmont, our NCNG division and EasternNC. In addition to a unified and uniform rate structure for all customers served by us in North Carolina, the application requested a general restructuring and overall increase in rates and charges for all customers to produce overall annual revenues of $36.9 million, or 3.7% above the combined current annual revenues, a consolidation and/or amortization of certain deferred accounts, changes to cost allocations and rate design including an innovative “conservation tariff” mechanism that decouples margin recovery from residential and commercial customer consumption, changes and unification of existing service regulations and tariffs, implementation of a collection and contribution mechanism and common depreciation rates for plant. New rates are proposed to be effective November 1, 2005. A hearing has been set for September 6, 2005. The outcome of this proceeding cannot be determined at this time.

On February 16, 2005, the Natural Gas Rate Stabilization Act of 2005 became effective in South Carolina. The law provides natural gas utilities, including Piedmont, with a mechanism for the regular, periodic and more frequent (annual) adjustment of rates which is intended to: (1) encourage investment by natural gas utilities, (2) enhance economic development efforts, (3) reduce the cost of rate adjustment proceedings and (4) result in smaller but more frequent rate increases to customers. If the utility elects to operate under the Act, the annual filing will provide that the utility’s rate of return on equity will remain within a 50-basis points band above or below the current allowed rate of return on equity. On April 26, 2005, we filed an election with the PSCSC to adopt this new mechanism. We intend to file our report of updated costs, revenues and plant adjustments consistent with our election notice on or before June 15, 2005. After receiving comments from any interested party and the PSCSC’s staff review, the PSCSC will issue an initial order on or before October 15, 2005, and new rates will be effective on November 1, 2005, which is the beginning of our 2006 fiscal year.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets” (Statement 153). The provisions of Statement 153 are effective for nonmonetary asset exchanges that occur in our fiscal quarter beginning August 1, 2005. We believe the adoption of Statement 153 will not have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (Statement 123R). Statement 123R requires entities to adopt the fair value method of accounting for stock-based plans. The fair value method would require the amortization of the fair value of stock-based compensation as determined at the date of grant over the related vesting period. Under Statement 123R, most employee stock purchase plans that offer a discount of greater than 5% will be considered compensatory. Statement 123R is effective for us in our fiscal quarter beginning November 1, 2005. We intend to amend our employee stock purchase plan to lower the discount rate from 10% to 5%.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) to clarify the term “conditional asset retirement” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, we will adopt FIN 47 no later than our fourth fiscal quarter in 2006. We are currently assessing the impact FIN 47 may have on our balance sheet; however, we believe the adoption will not have a material impact on our results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (Statement 154), a replacement of APB Opinion No. 20 and SFAS No. 3. Statement 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. Retrospective application to prior periods’ financial statements of the change in accounting principle is required unless it is impracticable. Statement 154 is effective for fiscal years beginning after December 15, 2005, with earlier application permitted in fiscal years beginning after June 1, 2005.

Forward-Looking Statements

Documents we file with the SEC may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. Forward-looking statements concern, among others, plans, objectives, proposed capital expenditures and future events or performance. These statements reflect our current expectations and involve a number of risks and uncertainties. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those suggested by the forward-looking statements. Important factors that could cause actual results to differ include:

•	Regulatory issues, including those that affect allowed rates of return, terms and conditions of service, rate structures and financings. We monitor our effectiveness in achieving the allowed rates of return and initiate rate proceedings or operating changes as needed. In addition, we purchase natural gas transportation and storage services from interstate and intrastate pipeline companies whose rates and services are also regulated.

•	Residential, commercial and industrial growth in our service areas. The ability to grow our customer base and the pace of that growth are impacted by general business and economic conditions and the overall strength of the economy in our service areas and the country, including such factors as interest rates, inflation, fluctuations in the capital markets and increases in the wholesale cost of natural gas.

•	Deregulation, regulatory restructuring and competition in the energy industry. We face competition from electric companies and energy marketing and trading companies and we expect this highly competitive environment to continue.

•	The potential loss of large-volume industrial customers to alternate fuels or to bypass or the shift by such customers to special competitive contracts at lower per-unit margins.

•	Regulatory issues, customer growth, deregulation, economic and capital market conditions, the cost and availability of natural gas and weather conditions can impact our ability to meet internal performance goals.

•	The capital-intensive nature of our business. In order to maintain growth, we must add to our natural gas distribution system each year. The cost of this construction may be affected by the cost of obtaining governmental approvals, development project delays or changes in project costs. Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost of a project. Our internally generated cash flows are not adequate to finance the full cost of this construction. As a result, we rely on access to both short-term and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by cash flows from operations.

•	Changes in the availability and cost of natural gas. To meet firm customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts allow us to remain competitive. Natural gas is an unregulated commodity market subject to supply and demand and price volatility. Producers, marketers and pipelines are subject to operating and financial risks associated with exploring, drilling, producing, gathering, marketing and transporting natural gas and have risks that increase our exposure to supply and price fluctuations.

•	Changes in weather conditions. Weather conditions and other natural phenomena can have a material impact on our earnings. Severe weather conditions, including destructive weather patterns such as hurricanes, can impact our suppliers and the pipelines that deliver gas to our distribution system. Weather conditions directly influence the demand for and the cost of natural gas.

•	Changes in environmental and safety regulations and the cost of compliance. We are subject to extensive federal, state and local regulations. Compliance with such regulations may result in increased capital or operating costs.

•	Ability to retain and attract professional and technical employees. To provide quality service to our customers and meet regulatory requirements, we are dependent on our ability to recruit, train, motivate and retain qualified employees.

•	Changes in accounting regulations and practices. We are subject to accounting regulations and practices issued periodically by accounting standard-setting bodies. New accounting standards could be issued that could change the way we record revenues, expenses, assets and liabilities. Future changes in accounting standards could affect our reported earnings or increase our liabilities.

•	Earnings from our equity method investments. We invest in companies that have risks that are inherent in their businesses and we assume such risks as an equity investor.

All of these factors are difficult to predict and many are beyond our control. Accordingly, while we believe the assumptions underlying our forward-looking statements to be reasonable, there can be no assurance that these statements will approximate actual experience or that the expectations derived from them will be realized. When used in our documents or oral presentations, the words “anticipate,” “believe,” “seek,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “budget,” “forecast,” “goal” or similar words or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements.

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

Forward-looking statements reflect our current expectations only as of the date they are made. We assume no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations. Please reference our web site at www.piedmontng.com for current information. Our filings on Form 10-K, Form 10-K/A, Form 10-Q and Form 8-K are available on our web site as soon as reasonably practicable after the report is filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We hold all financial instruments discussed below for purposes other than trading. We are potentially exposed to market risk due to changes in interest rates and the cost of gas. Our exposure to interest rate changes relates primarily to short-term debt. We are exposed to interest rate changes to long-term debt when we are in the market to issue long-term debt. As of April 30, 2005, all of our long-term debt was at fixed rates. Exposure to gas cost variations relates to the wholesale supply, demand and price of natural gas.

Interest Rate Risk

We have short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements varies from period to period depending upon many factors, including investments in capital projects. Future short-term interest expense and payments will be impacted by both short-term interest rates and borrowing levels.

As of April 30, 2005, we had no short-term debt outstanding; however, the following table reflects our borrowings during the three months and six months ended April 30, 2005.

	Three Months		Six Months
In thousands	High	Low	High	Low
Outstanding short-term borrowings	$171,500	$—	$229,500	$—
Interest rates	3.175%	2.76%	3.175%	2.1125%

	Three Months	Six Months
Weighted average interest rate during the period	2.88%	2.62%

Information as of April 30, 2005, about our long-term debt that, for holders of our long-term debt, is sensitive to changes in interest rates is presented below.

								Fair Value
								as of
	Expected Maturity Date							April 30,
In thousands	2005	2006	2007	2008	2009	Thereafter	Total	2005
Fixed Rate
Long–Term Debt	$—	$35,000	$—	$—	$30,000	$595,000	$660,000	$779,055
Average Interest Rate	—	9.44%	—	—	7.35%	6.87%	7.03%

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

Item 4. Controls and Procedures

As of April 30, 2005, management, including the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Such disclosure controls and procedures are designed to ensure that all information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation process, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the last fiscal quarter, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We have only routine litigation in the normal course of business and do not expect the outcomes to have any material impact on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)	Issuer Purchases of Equity Securities.

               The following table provides information with respect to repurchases of our Common Stock under the Common Stock Open Market Purchase Program during the quarter ended April 30, 2005.

			Total Number of	Maximum
	Total	Average	Shares Purchased	Number of
	Number	Price	As Part of Publicly	Shares that May
	of Shares	Per	Announced	Yet be Purchased
Period	Repurchased	Share	Program	Under the Program *
Beginning of the Period				2,516,400
February	104,000	$23.33	104,000	2,412,400
March	57,200	$23.58	57,200	2,355,200
April	118,000	$22.72	118,000	2,237,200

Total	279,200	$23.12	279,200

*	Common Stock Open Market Purchase Program was announced on June 4, 2004, to repurchase up to three million shares of Common Stock. There is no expiration date for the program.

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

Shareholders elected all of the nominees for director as listed in the proxy statement by the following votes:

	Shares Voted	Shares Voted	Shares
	FOR	WITHHELD	NOT VOTED
For terms expiring in 2008:
Malcolm E. Everett III	66,951,921	343,232	9,329,394
Muriel W. Helms	66,899,205	395,948	9,329,394
Frank B. Holding, Jr.	66,948,600	346,553	9,329,394
Minor M. Shaw	66,919,673	375,480	9,329,394

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

Item 5. Other Information

     (a) None.

     (b) There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibits –
10.1	Service Agreement (Contract No. 9025849) (15,000 dekatherms per day), dated February 28, 2005, between Piedmont and Pine Needle LNG Company, LLC.

10.2	Amendment to Service Agreements under Rate Schedule FT (Contract No. 1003702) (376,016 dekatherms per day) dated March 15, 2005, between Piedmont and Transcontinental Gas Pipe Line Corporation.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc.

(Registrant)

Date June 9, 2005	/s/ David J. Dzuricky

David J. Dzuricky Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date June 9, 2005	/s/ Barry L. Guy

Barry L. Guy Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended April 30, 2005

Exhibits

10.1	Service Agreement (Contract No. 9025849) (15,000 dekatherms per day), dated February 28, 2005, between Piedmont and Pine Needle LNG Company, LLC.

10.2	Amendment to Service Agreements under Rate Schedule FT (Contract No. 1003702) (376,016 dekatherms per day) dated March 15, 2005, between Piedmont and Transcontinental Gas Pipe Line Corporation.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.