Form 10-K
period 2006-10-31
PIEDMONT NATURAL GAS CO INC
filed 2007-01-12
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission file number 1-6196
Piedmont Natural Gas Company, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	56-0556998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4720 Piedmont Row Drive, Charlotte, North Carolina (Address of principal executive offices)	28210 (Zip Code)

Registrant’s telephone number, including area code
(704) 364-3120

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of April 30, 2006.
Common Stock, no par value — $1,825,389,696

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 8, 2007

Common Stock, no par value	74,606,758

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders on March 7, 2007, are incorporated by reference into Part III.

Piedmont Natural Gas Company, Inc.

2006 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

Piedmont Natural Gas Company, Inc. (Piedmont) was incorporated in New York in 1950 and began operations in 1951. In 1994, we merged into a newly formed North Carolina corporation with the same name for the purpose of changing our state of incorporation to North Carolina.

Piedmont is an energy services company primarily engaged in the distribution of natural gas to 1,016,000 residential, commercial and industrial customers in portions of North Carolina, South Carolina and Tennessee, including 62,000 customers served by municipalities who are our wholesale customers. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, interstate natural gas storage and intrastate natural gas transportation.

In the Carolinas, our service area is comprised of numerous cities, towns and communities. We maintain service offices in Anderson, Gaffney, Greenville and Spartanburg in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington, Hickory, Indian Trail, Spruce Pine, Reidsville, Fayetteville, New Bern, Wilmington, Tarboro, Elizabeth City, Rockingham and Goldsboro in North Carolina. In North Carolina, we also provide wholesale natural gas service to Greenville, Monroe, Rocky Mount and Wilson. In Tennessee, our service area is the metropolitan area of Nashville, including wholesale natural gas service to Gallatin and Smyrna.

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

We have two reportable business segments, regulated utility and non-utility activities. Operations of our non-utility activities segment are comprised of our equity method investments in joint ventures. Operations of both segments are conducted within the United States of America. For further information on equity method investments and business segments, see Note 11 and Note 12, respectively, to the consolidated financial statements.

Operating revenues shown in the consolidated statements of income represent revenues from the regulated utility segment. The cost of purchased gas is a component of operating revenues. Increases or decreases in purchased gas costs from suppliers are passed on to customers through purchased gas adjustment procedures. Therefore, our operating revenues are impacted by changes in gas costs as well as by changes in volumes of gas sold and transported. For the year ended October 31, 2006, 44% of our operating revenues were from residential customers, 26% from commercial customers, 11% from industrial and power generation customers, 18% from secondary market activity and 1% from various other sources. Operations of the non-utility activities segment are included in the consolidated statements of income in “Income from equity method investments.”

Our utility operations are regulated by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) as to rates,

service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are regulated by the NCUC as to the issuance of securities. We are subject to or affected by various federal regulations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the Federal Energy Regulatory Commission (FERC) that affect the availability of and the prices paid for the interstate transportation and storage of natural gas, regulations of the Department of Transportation that affect the construction, operation, maintenance, integrity and safety of natural gas distribution and transmission systems, and regulations of the Environmental Protection Agency relating to the use and release into the environment of hazardous wastes. In addition, we are subject to numerous regulations, such as those relating to employment practices, which are generally applicable to companies doing business in the United States of America.

We hold non-exclusive franchises for natural gas service in the communities we serve, with expiration dates from 2006 to 2055. The franchises are adequate for the operation of our gas distribution business and do not contain materially burdensome restrictions or conditions. Eight franchise agreements have expired as of October 31, 2006, and four will expire during the 2007 fiscal year. We continue to operate in those areas pursuant to the provisions of the expired franchises with no significant impact on our business. The likelihood of cessation of service under an expired franchise is remote. We believe that these franchises will be renewed or service continued with no material adverse impact on us, as most government entities do not want to prevent their citizens from having access to gas service or to interfere with our required system maintenance.

The natural gas distribution business is seasonal in nature as variations in weather conditions generally result in greater revenues and earnings during the winter months when temperatures are colder. For further information on weather sensitivity and the impact of seasonality on working capital, see “Financial Condition and Liquidity” in Item 7 of this Form 10-K. As is prevalent in the industry, we inject natural gas into storage during the summer months (principally April through October) when customer demand is lower for withdrawal from storage during the winter months (principally November through March) when customer demand is higher. During the year ended October 31, 2006, the amount of natural gas in storage varied from 13.6 million dekatherms (one dekatherm equals 1,000,000 BTUs) to 25.7 million dekatherms, and the aggregate commodity cost of this gas in storage varied from $104.6 million to $204.8 million.

During the year ended October 31, 2006, 106.6 million dekatherms of gas were sold to or transported for large industrial and power generation customers, compared with 106.7 million dekatherms in 2005. Deliveries to temperature-sensitive residential and commercial customers, whose consumption varies with the weather, totaled 83.6 million dekatherms in 2006, compared with 89 million dekatherms in 2005. Weather in 2006, as measured by degree days, was 6% warmer than normal and in 2005 was 5% warmer than normal.

The following is a five-year comparison of operating statistics for the years ended October 31, 2002 through 2006. The information presented is not comparable for all periods due to the acquisitions of NCNG and an equity interest in EasternNC effective September 30, 2003, and the remaining 50% interest of EasternNC effective October 25, 2005.

	2006	2005	2004	2003	2002

Operating Revenues (in thousands):
Sales and Transportation:
Residential	$841,051	$686,304	$624,487	$524,933	$358,027
Commercial	498,956	421,499	360,355	299,281	191,988
Industrial	205,384	215,505	179,302	112,986	102,127
For Power Generation	22,963	16,248	18,782	3,071	2,368
For Resale	11,342	40,122	38,074	1,948	374

Total	1,579,696	1,379,678	1,221,000	942,219	654,884
Secondary Market Sales	337,278	373,353	301,886	273,369	173,592
Miscellaneous	7,654	8,060	6,853	5,234	3,552

Total	$1,924,628	$1,761,091	$1,529,739	$1,220,822	$832,028

	2006	2005	2004	2003	2002

Gas Volumes — Dekatherms (in thousands):
System Throughput:
Residential	49,119	52,966	54,412	52,603	40,047
Commercial	34,476	36,000	35,483	33,648	25,892
Industrial	80,490	81,102	83,957	60,054	58,414
For Power Generation	26,099	25,591	18,580	2,396	1,734
For Resale	8,472	8,779	8,912	623	41

Total	198,656	204,438	201,344	149,324	126,128

Secondary Market Sales	40,994	47,057	51,707	45,937	55,679

Number of Retail Customers Billed (12-month average):
Residential	815,579	792,061	771,037	657,965	620,642
Commercial	92,692	91,645	90,328	75,924	72,323
Industrial	3,008	3,146	3,194	2,626	2,583
For Power Generation	12	16	13	5	3
For Resale	19	15	15	4	3

Total	911,310	886,883	864,587	736,524	695,554

Average Per Residential Customer:
Gas Used — Dekatherms	60.23	66.87	70.57	79.95	64.53
Revenue	$1,031.23	$866.48	$809.93	$797.81	$576.87
Revenue Per Dekatherm	$17.12	$12.96	$11.48	$9.98	$8.94

Cost of Gas (in thousands):
Natural Gas Commodity Costs	$1,229,326	$1,226,999	$943,890	$790,118	$408,407
Capacity Demand Charges	99,333	117,287	125,178	89,514	89,103
Natural Gas Withdrawn From (Injected Into) Storage, net	15,709	(35,151)	(11,116)	(44,069)	11,620
Regulatory Charges (Credits), net	56,781	(47,183)	(16,582)	2,379	(12,896)

Total	$1,401,149	$1,261,952	$1,041,370	$837,942	$496,234

Supply Available for Distribution (dekatherms in thousands):
Natural Gas Purchased	140,999	155,614	163,257	143,716	136,206
Transportation Gas	101,414	97,959	91,795	52,895	48,179
Natural Gas Withdrawn From (Injected Into) Storage, net	(197)	856	775	(2,490)	(1,461)
Company Use	(127)	(133)	(135)	(147)	(139)

Total	242,089	254,296	255,692	193,974	182,785

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

As of October 31, 2006, we had contracts for the following pipeline firm transportation capacity in dekatherms of daily deliverability:

Williams-Transco (including certain upstream arrangements with Dominion and Texas Gas)	645,400
El Paso-Tennessee Pipeline	74,100
Duke-Texas Eastern	37,000
Duke-East Tennessee (through arrangements with Transco)	25,000
NiSource-Columbia Gas (through arrangements with Transco and Columbia Gulf)	42,800
NiSource-Columbia Gulf	10,000

Total	834,300

As of October 31, 2006, we had the following assets or contracts for local peaking facilities and storage for seasonal or peaking capacity in dekatherms of daily deliverability to meet the firm demands of our markets. This deliverability varies from five days to one year:

Piedmont Liquefied Natural Gas (LNG)	278,000
Pine Needle LNG	263,400
Williams-Transco Storage	86,100
NiSource-Columbia Gas Storage	96,400
El Paso-Tennessee Pipeline Storage	55,900
Duke Energy (delivered peaking service)	76,000

Total	855,800

As of October 31, 2006, we own or have under contract 29.5 million dekatherms of storage capacity, either in the form of underground storage or LNG. This capability is used to supplement or replace regular pipeline supplies.

The source of the gas we distribute is primarily the Gulf Coast production region, and is purchased primarily from major producers and marketers. The natural gas production, processing and pipeline infrastructure in the Gulf of Mexico was significantly affected by hurricanes in August and September 2005, with supplies being shut-in at various levels for extended periods due to lack of power, damage to facilities and lack of gas flow. As part of our long-term plan to diversify our reliance away from the Gulf Coast region, we have contracted with an underground storage facility that is under construction in West Virginia and have a firm transportation contract pending for additional pipeline capacity that accesses gas supplies from Canada and the Rocky Mountains. For further information on gas supply and regulation, see “Gas Supply and Regulatory Proceedings” in Item 7 of this Form 10-K and Note 3 to the consolidated financial statements.

During the year ended October 31, 2006, approximately 5% of our margin (operating revenues less cost of gas) was generated from deliveries to industrial or large commercial customers that have the capability to burn a fuel other than natural gas. The alternative fuels are primarily fuel oil and propane and, to a much lesser extent, coal or wood. Our ability to maintain or increase deliveries of gas to these customers depends on a number of factors, including weather conditions, governmental regulations, the price of gas from suppliers and the price of alternate fuels. Under FERC regulations, certain large-volume customers located in proximity to the interstate pipelines delivering gas to us could attempt to bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. During the fiscal year ended October 31, 2006, no bypass activity was experienced. The future level of bypass activity cannot be predicted.

The regulated utility competes in the residential and commercial customer markets with other energy products. The most significant competition between natural gas and electricity is for space heating, water heating and cooking. There are four major electric companies within our service areas. We continue to attract the majority of the new residential construction market on or near our distribution mains, and we believe that the consumer’s preference for natural gas is influenced by such factors as reliability, comfort, convenience and environmental factors. Natural gas has historically maintained a price advantage over electricity in our service areas; however, with a tighter national supply and demand balance, wholesale natural gas prices and price volatility have increased over recent years. Increases in the price of natural gas can negatively impact our competitive position by decreasing or eliminating the price benefits of natural gas to the consumer.

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

During the year ended October 31, 2006, our largest customer contributed $15.8 million, or less than 1%, to total operating revenues.

Our costs for research and development are not material and are primarily limited to gas industry-sponsored research projects.

Compliance with federal, state and local environmental protection laws have had no material effect on construction expenditures, earnings or competitive position. For further information on environmental issues, see “Environmental Matters” in Item 7 of this Form 10-K.

As of October 31, 2006, our fiscal year end, we had 2,051 employees, compared with 2,124 as of October 31, 2005.

Our reports on Form 10-K, Form 10-Q and Form 8-K, and amendments to these reports, are available at no cost on our website at www.piedmontng.com as soon as reasonably practicable after the report is filed with or furnished to the Securities and Exchange Commission.

Item 1A.  Risk Factors

A decrease in the availability of adequate upstream, interstate pipeline transportation capacity and natural gas supply could reduce our earnings.  We purchase all of our gas supply from interstate sources that must then be transported to our service territory. Interstate pipeline companies transport the gas to our system under firm service agreements that are designed to meet the requirements of our core markets. A significant disruption to that supply or interstate pipeline capacity due to unforeseen events, including but not limited to, hurricanes, freeze off of natural gas wells, terrorist attacks or other acts of war could reduce our normal interstate supply of gas, which could reduce our earnings. Moreover, if additional natural gas infrastructure, including but not limited to exploration and drilling platforms, processing and gathering systems, off-shore pipelines and interstate pipelines cannot be built at a pace that meets demand, then our growth opportunities would be limited and our earnings negatively impacted.

Changes in federal laws or regulations could reduce the availability or increase the cost of our interstate pipeline capacity and/or gas supply and thereby reduce our earnings.  Congress has enacted laws that give the FERC the power to regulate the interstate transportation of natural gas and the terms and conditions of service. Additionally, Congress has enacted laws that deregulate the price of natural gas sold at the wellhead. Any Congressional legislation or agency regulation that would alter the current statutory and regulatory structure in a way to significantly raise costs that could not be recovered in rates from our customers or reduce the availability of supply or capacity would negatively impact our earnings.

Further increases in the wholesale price of natural gas could reduce our earnings.  In recent years, natural gas prices have increased dramatically due to growing demand and limitations on North American gas production. The cost we pay for natural gas is passed directly through to our customers. Therefore, significant increases in the price of natural gas may cause our existing customers to conserve or motivate them to switch to alternate sources of energy. Significant price increases could also cause new home developers and new customers to select alternative sources of energy. Decreases in the volume of gas we sell could reduce our earnings, and a decline in new customers could impede growth in our future earnings. In addition, during periods when natural gas prices are significantly higher than historical levels, customers may have trouble paying the resulting higher bills and bad debt expenses may increase and reduce our earnings.

Weather conditions may cause our earnings to vary from year to year.  Our earnings can vary from year to year, depending in part on weather conditions. Currently, we have in place regulatory mechanisms that account for this and normalize our margin for weather, providing for an adjustment up or down to take into account colder-than-normal or warmer-than-normal weather. We estimate that approximately 50% to 60% of our annual gas sales are to temperature-sensitive customers. As a result, mild winter temperatures can cause a decrease in the amount of gas we sell and deliver in any year. If our rates and tariffs were modified to eliminate weather protection, then we would be exposed to significant risk associated with weather and our earnings could vary as a result.

Governmental actions at the state level could result in lower earnings.  Our regulated utility segment is regulated by the NCUC, the PSCSC and the TRA. These agencies set the rates that we charge our customers for our services. If a state regulatory commission were to prohibit us from setting rates that timely recover our costs and a reasonable return by significantly lowering our allowed return or negatively altering our cost allocation, rate design, cost trackers (including cost of gas) or other tariff provisions, then our earnings could be impacted. Additionally, the state agencies foster a competitive regulatory model that, for example, allows us to recover any margin losses associated with negotiated transactions designed to retain large volume customers that could use alternative fuels or that may directly access natural gas supply through their own connection to an interstate pipeline. If there were changes in regulatory philosophies that altered our ability to compete for these customers, then we could lose customers, or incur significant unrecoverable expenses to retain them. Both scenarios would impact our earnings.

Operational interruptions to our gas distribution activities caused by accidents, strikes or acts of terrorism could adversely impact earnings.  Inherent in our gas distribution activities are a variety of hazards and operation risks, such as leaks, ruptures and mechanical problems that, if severe enough or led to operational interruptions, could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to us. The location of pipeline and storage facilities near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering places, could increase the level of damages resulting from these risks. Additionally, the fact that we have a workforce that is partially represented by the union exposes us to the risk of a strike. The occurrence of any of these events could adversely affect our financial position, results of operations and cash flows.

Increases in our debt ratios could adversely affect our ability to service our debt obligations and our ability to access capital on favorable terms.  An increase in our leverage could adversely affect us by:

•	increasing the cost of future debt financing;

•	making it more difficult for us to satisfy our existing financial obligations;

•	limiting our ability to obtain additional financing, if we need it, for working capital, acquisitions, debt service requirements or other purposes;

•	increasing our vulnerability to adverse economic and industry conditions;

•	requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt, which would reduce funds available for operations, future business opportunities or other purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete.

We do not generate sufficient cash flows to meet all our cash needs.  Historically, we have made large capital expenditures in order to finance the expansion and upgrading of our distribution system. We have also purchased and will continue to purchase natural gas to store in inventory. Moreover, we have made several equity method investments and will continue to pursue other similar investments, all of which are and will be important to our revenues and profits. We have funded a portion of our cash needs for these purposes, as well as contributions to our employee pensions and benefit plans, through borrowings under credit arrangements and by offering new securities into the market. Our dependency on external sources of financing creates the risks that our profits could decrease as a result of high capital costs and that we may not be able to secure external sources of cash necessary to fund our operations and new investments on terms acceptable to us.

As a result of cross-default provisions in our borrowing arrangements, we may be unable to satisfy all of our outstanding obligations in the event of a default on our part.  The terms of our senior indebtedness, including our credit facility, contain cross-default provisions which provide that we will be in default under such agreements in the event of certain defaults under the indenture or other loan agreements. Accordingly, should an event of default occur under any of those agreements, we face the prospect of being in default under all of our debt agreements, obliged in such instance to satisfy all of our outstanding indebtedness and unable to satisfy all of our outstanding obligations simultaneously. In such an event, we might not be able to obtain alternative financing or, if we are able to obtain such financing, we might not be able to obtain it on terms acceptable to us.

We are exposed to credit risk of counterparties with whom we do business.  Adverse economic conditions affecting, or financial difficulties of, counterparties with whom we do business could impair the ability of these counterparties to pay for our services or fulfill their contractual obligations. We depend on these counterparties to remit payments or fulfill their contractual obligations on a timely basis. Any delay or default in payment or failure of the counterparties to meet their contractual obligation could adversely affect our financial position, results of operations or cash flows.

Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably impact our liquidity and results of operations.  Our costs of providing non-contributory defined benefit pension plans are dependent on a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and our required or voluntary contributions made to the plans. Without sustained growth in the pension investments over time to increase the value of our plan assets and depending upon the other factors impacting our costs as listed above, we could be required to fund our plans with significant amounts of cash. Such cash funding obligations could have a material impact on our liquidity by reducing cash flows and could negatively affect results of operations.

We are subject to numerous environmental laws and regulations that may require significant expenditures or increase operating costs.  We are subject to numerous federal and state environmental laws and regulations affecting many aspects of our present and future operations. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and approvals. Compliance with these laws and regulations can require significant expenditures for clean-up costs and damages arising out of contaminated properties. Failure to comply may result in fines, penalties and injunctive measures affecting operating assets.

An overall economic downturn could negatively impact our earnings.  A lower level of economic activity in our markets could result in a decline in energy consumption which could adversely affect our revenues or restrict our future growth. Additionally, a significant slow down in the housing market in our service area could restrict our future growth and negatively impact our earnings.

Our inability to attract and retain professional and technical employees could impact our earnings.  Our ability to implement our business strategy and serve our customers is dependent upon the continuing ability to employ talented professionals and attract and retain a technically skilled workforce. Without such a skilled workforce, our ability to provide quality service to our customers and meet our regulatory requirements will be challenged and this could negatively impact our earnings.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

All property shown in the consolidated balance sheets in “Utility Plant” is owned by us and used in our regulated utility segment. This property consists of intangible plant, production plant, storage plant, transmission plant, distribution plant and general plant as categorized by natural gas utilities, with 94% of the total invested in distribution and transmission plant to serve our customers. We have approximately 3,100 miles of lateral pipelines up to 30 inches in diameter that connect our distribution systems with the transmission systems of our pipeline suppliers. We distribute natural gas through approximately 23,300 miles (three-inch equivalent) of distribution mains. The lateral pipelines and distribution mains are located on or under public streets and highways, or property owned by others, for which we have obtained the necessary legal rights to place and operate our facilities on private property. All of these properties are located within our service areas in North Carolina, South Carolina and Tennessee. Utility Plant includes “Construction work in progress” which primarily represents distribution, transmission and general plant projects that have not been placed into service pending completion.

None of our property is encumbered and all property is in use.

We own or lease for varying periods our corporate headquarters building located in Charlotte, North Carolina and district and regional offices in the locations shown below. Lease payments for these various offices totaled $3.8 million for the year ended October 31, 2006.

North Carolina	South Carolina	Tennessee

Burlington	Anderson	Nashville
Cary	Gaffney
Charlotte	Greenville
Elizabeth City	Spartanburg
Fayetteville
Goldsboro
Greensboro
Hickory
High Point
Indian Trail
New Bern
Reidsville
Rockingham
Salisbury
Spruce Pine
Tarboro
Wilmington
Winston-Salem

Property shown in the consolidated balance sheets in “Other Physical Property” is owned by the parent company and one of its subsidiaries. The property owned by the parent company primarily consists of residential and commercial water heaters leased to natural gas customers. The property owned by the subsidiary is real estate. None of our other subsidiaries directly own property as their operations consist solely of participating in joint ventures as an equity member.

Item 3.  Legal Proceedings

From time to time, we conduct business with natural gas marketers who act as agents for various industrial customers of ours or who purchase natural gas directly for their own account. We previously had such an arrangement with National Gas Distributors LLC (NGD), which filed a voluntary bankruptcy petition on January 20, 2006. The bankruptcy trustee for this petition claimed that certain amounts paid by NGD to us for gas supply constitute preference payments, and sought their return. We have disputed these claims and vigorously defended our position on the matter. In October 2006, we agreed to settle with the NGD bankruptcy trustee in order to avoid protracted litigation and the expense thereof. The settlement has been submitted to the bankruptcy court for approval. During the fourth quarter, we recorded our estimated liability under the settlement, which does not have a material adverse impact on our financial position, results of operations or cash flows.

Otherwise, we have only routine litigation in the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during our fourth quarter ended October 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock (symbol PNY) is traded on the New York Stock Exchange (NYSE). The following table provides information with respect to the high and low sales prices from the NYSE Composite for each quarterly period for the years ended October 31, 2006 and 2005.

2006	High	Low

Quarter ended:
January 31	$24.94	$21.26
April 30	25.23	23.21
July 31	26.17	23.31
October 31	27.27	24.72

2005	High	Low

Quarter ended:
January 31	$24.35	$22.01
April 30	24.44	21.76
July 31	24.99	22.84
October 31	25.80	22.33

(b) As of January 8, 2007, our common stock was owned by 16,191 shareholders of record.

(c) The following table provides information with respect to quarterly dividends paid on common stock for the years ended October 31, 2006 and 2005. We expect that comparable cash dividends will continue to be paid in the future.

Dividends Paid
2006	per Share

Quarter ended:
January 31	23.00¢
April 30	24.00¢
July 31	24.00¢
October 31	24.00¢

Dividends Paid
2005	per Share

Quarter ended:
January 31	21.50¢
April 30	23.00¢
July 31	23.00¢
October 31	23.00¢

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of October 31, 2006, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.

The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the fourth quarter ended October 31, 2006.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid per Share	Announced Program	Under the Program*

				6,649,474
8/1/06 - 8/31/06	37,400	$25.81	37,400	6,612,074
9/1/06 - 9/30/06	—	$—	—	6,612,074
10/1/06 - 10/31/06	—	$—	—	6,612,074
Total	37,400	$25.81	37,400

*	The Common Stock Open Market Purchase Program was announced on June 4, 2004, to purchase up to three million shares of common stock for reissuance under our dividend reinvestment, stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved the purchase of up to four million additional shares of common stock and amended the program to provide for purchases to maintain our debt-to-equity capitalization ratios at target levels. These combined actions increased the total authorized share repurchases from three million to ten million shares.

Item 6.	Selected Financial Data

The following table provides selected financial data for the years ended October 31, 2002 through 2006. The information presented is not comparable for all periods due to the acquisitions of North Carolina Natural Gas Corporation (NCNG) and an equity interest in Eastern North Carolina Natural Gas Company (EasternNC) effective September 30, 2003, and the remaining 50% interest of EasternNC effective October 25, 2005, as discussed in Note 2 to the consolidated financial statements.

	2006	2005	2004	2003	2002
	In thousands except per share amounts

Operating Revenues	$1,924,628	$1,761,091	$1,529,739	$1,220,822	$832,028
Margin (Operating Revenues less Cost of Gas)	$523,479	$499,139	$488,369	$382,880	$335,794
Net Income	$97,189	$101,270	$95,188	$74,362	$62,217
Earnings per Share of Common Stock:
Basic	$1.28	$1.32	$1.28	$1.11	$0.95
Diluted	$1.28	$1.32	$1.27	$1.11	$0.94
Cash Dividends per Share of Common Stock	$0.950	$0.905	$0.8525	$0.8225	$0.7925
Total Assets	$2,733,939	$2,602,490	$2,392,164	$2,339,283	$1,478,014
Long-Term Debt (less current maturities)	$825,000	$625,000	$660,000	$460,000	$462,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report as well as other documents we file with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. These statements are based on management’s current expectations and information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to:

•	Regulatory issues, including those that affect allowed rates of return, terms and conditions of service, rate structures and financings. We monitor our effectiveness in achieving the allowed rates of return and initiate rate proceedings or operating changes as needed. In addition, we purchase natural gas transportation and storage services from interstate and intrastate pipeline companies whose rates and services are regulated.

•	Residential, commercial and industrial growth in our service areas. The ability to grow our customer base and the pace of that growth are impacted by general business and economic conditions such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our service areas and the country, and fluctuations in the wholesale prices of natural gas and competitive energy sources.

•	Deregulation, regulatory restructuring and competition in the energy industry. We face competition from electric companies and energy marketing and trading companies, and we expect this competitive environment to continue. We must be able to adapt to the changing environments and the competition.

•	The potential loss of large-volume industrial customers to alternate fuels or to bypass, or the shift by such customers to special competitive contracts at lower per-unit margins.

•	Regulatory issues, customer growth, deregulation, economic and capital market conditions, the cost and availability of natural gas and weather conditions can impact our ability to meet internal performance goals.

•	The capital-intensive nature of our business. In order to maintain growth, we must add to our natural gas distribution system each year. The cost of this construction may be affected by the cost of obtaining governmental approvals, compliance with federal and state pipeline safety and integrity regulations, development project delays and changes in project costs. Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost of a project.

•	Capital market conditions. Our internally generated cash flows are not adequate to finance the full cost of capital expenditures. As a result, we rely on access to both short-term and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by cash flows from operations. Changes in the capital markets could affect access to and cost of capital.

•	Changes in the availability and cost of natural gas. To meet firm customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts allow us to remain competitive. Natural gas is an unregulated commodity market subject to supply and demand and price volatility. Producers, marketers and pipelines are subject to operating and financial risks associated with exploring, drilling, producing, gathering, marketing and transporting natural gas and have risks that increase our exposure to supply and price fluctuations.

•	Changes in weather conditions. Weather conditions and other natural phenomena can have a material impact on our earnings. Severe weather conditions, including destructive weather patterns such as hurricanes, can impact our suppliers and the pipelines that deliver gas to our distribution system. Weather conditions directly influence the supply of, demand for and the cost of natural gas.

•	Changes in environmental, safety and system integrity regulations and the cost of compliance. We are subject to extensive federal, state and local regulations. Compliance with such regulations may result in increased capital or operating costs.

•	Ability to retain and attract professional and technical employees. To provide quality service to our customers and meet regulatory requirements, we are dependent on our ability to recruit, train, motivate and retain qualified employees.

•	Changes in accounting regulations and practices. We are subject to accounting regulations and practices issued periodically by accounting standard-setting bodies. New accounting standards may be issued that could change the way we record revenues, expenses, assets and liabilities. Future changes in accounting standards could affect our reported earnings or increase our liabilities.

•	Earnings from our equity method investments. We invest in companies that have risks that are inherent in their businesses and we assume such risks as an equity investor.

Other factors may be described elsewhere in this report. All of these factors are difficult to predict and many of them are beyond our control. For these reasons, you should not rely on these forward-looking statements when making investment decisions. When used in our documents or oral presentations, the words “expect,” “believe,” “project,” “anticipate,” “intend,” “should,” “could,” “will,” “assume,” “can,” “estimate,” “forecast,” “future,” “indicate,” “outlook,” “plan,” “predict,” “seek,” “target,” “would” and variations of such words and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are only as of the date they are made and we do not undertake any obligation to update publicly any forward-looking statement either as a result of new information, future events or otherwise except as required by applicable laws and regulations. Please reference our website at www.piedmontng.com for current information. Our reports on Form 10-K, Form 10-Q and Form 8-K and amendments to these reports are available at no cost on our website as soon as reasonably practicable after the report is filed with or furnished to the SEC.

Overview

Piedmont Natural Gas Company is an energy services company primarily engaged in the distribution of natural gas to residential, commercial and industrial customers in portions of North Carolina, South Carolina and Tennessee. We also have equity method investments in joint venture, energy-related businesses. Our operations are comprised of two business segments — the regulated utility segment and the non-utility activities segment.

The regulated utility segment is the largest segment of our business with approximately 97% of our consolidated assets. This segment is regulated by three state regulatory commissions that approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and to earn a fair rate of return for our shareholders. Factors critical to the success of the regulated utility include a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in rates charged to customers. For the twelve months ended October 31, 2006, 82% of our earnings before taxes came from our regulated utility segment.

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

Weather conditions directly influence the volumes of natural gas delivered by the regulated utility. Significant portions of our revenues are generated during the winter season. During warm winters or unevenly cold winters, heating customers may significantly reduce their consumption of natural gas. In South Carolina and Tennesee, we have weather normalization adjustment (WNA) mechanisms that are designed to protect a portion of our revenues against warmer-than-normal weather as deviations from normal weather can affect our financial performance and liquidity. The WNA also serves to offset the impact of colder-than-normal weather by reducing the amounts we can charge our customers. In North Carolina, through a general rate case proceeding in 2005, a Customer Utilization Tracker (CUT) has eliminated the WNA effective November 1, 2005. The CUT provides for the recovery of our approved margin per customer independent of both weather and other consumption patterns of residential and commercial customers. For further information, see Note 3 to the consolidated financial statements.

Over the past few years, there have been significant increases in the wholesale cost of natural gas. The relationship between supply and demand has the greatest impact on wholesale gas prices. Increased wholesale prices for natural gas are being driven by increased demand that is exceeding the growth in accessible supply. Continued high gas prices could shift our customers’ preference away from natural gas toward other energy sources, particularly in the industrial market. High gas prices could also affect consumption levels as customers react to high bills. We expect that the wholesale price of natural gas will remain high relative to historic levels and volatile until natural gas supply and demand are in better balance.

The majority of our natural gas supplies come from the Gulf Coast region. We believe that diversification of our supply portfolio is in our customers’ best interest. We have a firm transportation contract pending with Midwestern Gas Transmission Company for additional pipeline capacity that will provide access to Canadian and Rocky Mountain gas supplies via the Chicago hub, primarily to serve our Tennessee markets. Due to regulatory delays impacting the commencement of construction for the winter of 2006-2007, Midwestern has only been able to provide a portion of the original contracted capacity. It is anticipated that the entire capacity will be available during the 2007-2008 winter. We have also executed an agreement with Hardy Storage Company LLC for market-area storage capacity in West Virginia with an anticipated in-service date in April 2007.

Part of our strategic plan is to manage our gas distribution business through control of our operating costs, implementation of new technologies and sound rate and regulatory initiatives. We are working to enhance the value and growth of our utility assets by good management of capital spending, including improvements for current customers and the pursuit of customer growth opportunities in our service areas. We strive for quality customer service by investing in systems, processes and people. We work with our state regulators to maintain fair rates of return and balance the interests of our customers and shareholders.

Our strategic plan includes a focus on maintaining a debt-to-capitalization ratio within a range of 45 to 50%. We will continue to stress the importance of maintaining a strong balance sheet and investment-grade credit ratings to support our operating and investment needs.

As part of an ongoing, larger effort aimed at streamlining business processes, capturing operational and organizational efficiencies and improving customer service, we restructured our management group in 2006. We expect the restructuring to generate savings of $7 to $7.5 million annually beginning in fiscal 2007. For further information, see Note 14 to the consolidated financial statements.

Results of Operations

Net income decreased $4.1 million in 2006 compared with 2005 primarily due to the following changes which decreased net income:

•	$12.4 million increase in operations and maintenance expenses, primarily due to restructuring charges and customer service initiatives.

•	$8.1 million increase in utility interest charges.

•	$4.5 million increase in depreciation expense.

•	$3.3 million increase in general taxes.

•	$1.7 million decrease from the non-recurring 2005 gain on the sale of corporate office land.

•	$1.6 million increase related to the non-recurring 2005 income tax expense true-up of the effective federal income tax rate following the sale of our propane interests.

•	$1.5 million decrease from the non-recurring 2005 gain on the sale of marketable securities.

These changes were partially offset by the following changes which increased net income:

•	$24.3 million increase in margin (operating revenues less cost of gas).

•	$2.3 million increase in earnings from equity method investments.

•	$1.4 million decrease in charitable contributions.

•	$.6 million decrease from the 2005 inclusion of minority interest in income of consolidated subsidiary.

The net income increase of $6.1 million in 2005 compared with 2004 was primarily due to the following changes which increased net income:

•	$10.8 increase in margin.

•	$3.1 million decrease in utility interest charges.

•	$1.5 million gain on the sale of marketable securities.

•	$7.4 million decrease in charitable contributions.

•	$1.6 million decrease in income tax expense due to true-up of the effective federal income tax rate following the sale of our propane interests.

These changes were partially offset by the following changes which decreased net income:

•	$6.7 million increase in operations and maintenance expenses.

•	$4.7 million decrease from the non-recurring gain in 2004 on the sale of our equity method investment in propane.

•	$2.9 million increase in depreciation expense.

•	$2.8 million increase in general taxes.

Compared with the prior year, weather in our service area, as measured by degree days, was 2% warmer in 2006 and 2005 and 9% warmer in 2004. Volumes of gas delivered to customers were 198.7 million dekatherms in 2006, compared with 204.4 million dekatherms in 2005 and 201.3 million dekatherms in 2004. In addition to volumes delivered to customers, secondary market sales volumes were 41 million dekatherms in 2006, compared with 47.1 million dekatherms in 2005 and 51.7 million dekatherms in 2004.

Operating revenues in 2006 increased $163.5 million compared with 2005 primarily due to the following increases:

•	$197.8 million from increased commodity gas costs passed through to customers.

•	$30.4 million from the CUT mechanism put in place as of November 1, 2005, as compared with the North Carolina WNA surcharge in 2005 of $4.7 million. As discussed in “Financial Condition and Liquidity” below, the CUT mechanism was in place throughout 2006, to offset the impact of conservation and weather that is warmer or colder than normal on residential and commercial customer billings and margin. The CUT replaced the WNA in North Carolina in 2006.

These increases were partially offset by the following decreases:

•	$36.1 million from secondary market activity. Secondary market transactions consist of off-system sales and capacity release arrangements.

•	$32.6 million from changes in the composition of delivery services, including the impacts of sales revenues versus transportation revenues and sales and transportation services to power generation customers.

Operating revenues in 2005 increased $231.4 million compared with 2004 primarily due to the following increases:

•	$133.4 million from increased commodity gas costs passed through to customers.

•	$71.5 million from secondary market activity.

•	$11.1 million from changes in the composition of delivery services, including the impacts of sales revenues versus transportation revenues and sales and transportation services to power generation customers.

•	$6.3 million from the WNA due to charges of $8.4 million in 2005 compared with charges of $2.1 million in 2004.

In general rate proceedings, state regulatory commissions authorize us to recover a margin, which is the applicable billing rate less cost of gas, on each unit of gas delivered. The commissions also authorize us to recover margin losses resulting from negotiating lower rates to industrial customers when necessary to remain competitive. The ability to recover such negotiated margin reductions is subject to continuing regulatory approvals.

Cost of gas in 2006 increased $139.2 million compared with 2005 primarily due to $197.8 million from increased commodity gas costs, partially offset by the following decreases:

•	$37.6 million from lower secondary market activity.

•	$28.6 million from lower volumes and changes in the composition of delivery services.

Cost of gas in 2005 increased $220.6 million compared with 2004 primarily due to the following increases:

•	$133.4 million from increased commodity gas costs.

•	$68.5 million from increased secondary market activity.

•	$13.1 million from increased volumes and changes in the composition of delivery services.

Margin increased $24.3 million in 2006 compared with 2005 primarily due to growth in the residential and commercial customer base, plus base rate increases of $22.8 million. This net increase was negatively impacted by decreased consumption because of conservation in the residential and commercial classes in South Carolina and Tennessee.

Margin increased $10.8 million in 2005 compared with 2004 primarily due to growth in the residential and commercial customer base, partially offset by decreased consumption because of warmer weather, equipment efficiencies and conservation.

Operations and maintenance expenses increased $12.4 million in 2006 compared with 2005 primarily due to the following increases:

•	$7.4 million in payroll primarily due to $7.9 million in one-time costs associated with the management restructuring program, increases in long-term incentive plan accruals and costs associated with providing improved customer service, partially offset by decreases in accruals for short-term incentive plans.

•	$6 million in outside services primarily due to our enhanced customer service initiative.

•	$1.8 million in rents and leases due to leasing of corporate office space, partially offset by a reduction of 2006 expenses related to copier leases.

•	$2 million in other corporate expense primarily due to $.5 million of conservation programs approved by the NCUC as a part of a rate case settlement and $.75 million in conservation programs under the CUT settlement, and amortization of deferred operations and maintenance expenses of EasternNC. For further information, see Note 3 to the consolidated financial statements.

These increases were partially offset by the following decreases:

•	$2.2 million in postretirement health care and life insurance costs.

•	$1.3 million in the provision for uncollectibles.

•	$.8 million from reduced telecommunications costs.

•	$.8 million from reduced risk insurance premium costs.

Operations and maintenance expenses increased $6.7 million in 2005 compared with 2004 primarily due to the following increases:

•	$5.5 million in employee benefits expense primarily due to pension and postretirement health care and life insurance costs.

•	$3.8 million in payroll costs primarily due to increases in vacation benefits, merit and bargaining unit contract increases and long-term incentive plan accruals.

•	$1.2 million in utilities expenses primarily due to increased telecommunication costs.

•	$1.1 million in rents and leases primarily due to buyout of lease contracts on printers and copiers and other maintenance costs.

•	$.6 million in transportation expenses primarily due to an increase in fuel costs.

These increases were partially offset by the following decreases:

•	$2.3 million due to the accrual in the prior year of the projected benefit obligation for a retirement plan for certain current and former members of the Board of Directors.

•	$2 million in outside consultant fees primarily for a continuous business process improvement program and an integrated mapping project.

•	$1.4 million in other corporate expenses primarily due to accruals for severance agreements and sales tax expense in 2004 that did not recur in 2005 and lower bank fees.

Depreciation expense increased from $82.3 million to $89.7 million over the three-year period 2004 to 2006 primarily due to increases in plant in service.

General taxes increased $3.3 million in 2006 compared with 2005 primarily due to the following changes:

•	$2.2 million increase in property taxes.

•	$.6 million increase in other gross receipts taxes.

•	$.5 million increase in payroll taxes.

General taxes increased $2.8 million in 2005 compared with 2004 primarily due to the following changes:

•	$1.8 million increase in property taxes as the expense in 2004 reflected the impact of a favorable court ruling that reduced assessed property values and the estimated tax accruals for prior periods.

•	$.3 million increase in other property taxes.

•	$.4 million increase in payroll taxes.

Income from equity method investments increased $2.3 million in 2006, compared with 2005 primarily due to increases in earnings from SouthStar of $.9 million, Pine Needle of $.3 million and Hardy Storage of $1 million.

Income from equity method investments increased $.3 million in 2005 compared with 2004 primarily due to increases in earnings from SouthStar of $2.3 million, partially offset by the absence of $2.2 million in propane earnings due to the sale of our propane interests.

The gain on sale of equity method investments of $4.7 million in 2004 resulted from the sale of our propane interests effective January 20, 2004. See Note 11 to the consolidated financial statements.

The gain on sale of marketable securities of $1.5 million in 2005 resulted from the sale in February 2005 of common units of Energy Transfer Partners, L.P., which we received in connection with the sale of our propane interests in 2004.

The equity portion of the allowance for funds used during construction (AFUDC) was zero in 2006 and 2005 and $.9 million in 2004. AFUDC is allocated between equity and debt based on actual amounts computed and the ratio of construction work in progress to average short-term borrowings.

Non-operating income is comprised of non-regulated merchandising and service work, subsidiary operations, interest income and other miscellaneous income. Non-operating income in 2005 included a pre-tax gain on the sale of the corporate office land of $1.7 million. Changes in all other non-operating income were not significant.

Charitable contributions decreased $1.4 million in 2006 compared with 2005 primarily due to the $1 million contribution made to the Piedmont Natural Gas Foundation in 2005. Charitable contributions decreased $7.4 million in 2005 compared with 2004 primarily due to the initial commitment in October 2004 of $7 million to the newly established charitable foundation.

Utility interest charges increased $8.1 million in 2006 compared with 2005 primarily due to the following changes:

•	$6.5 million increase in interest on short-term debt due to higher balances outstanding at interest rates that were approximately two percentage points higher in 2006 than in 2005. See further discussion in “Financial Condition and Liquidity” below.

•	$3.7 million increase in interest on long-term debt due to the issuance on June 20, 2006 of $200 million of insured quarterly notes due June 1, 2036.

•	$2.1 decrease in net interest expense on amounts due to/from customers due to higher net receivables in 2006.

•	$.8 million decrease due to an increase in AFUDC allocated to debt.

•	$.5 million increase in interest expense on regulatory treatment of certain components of deferred income taxes.

Utility interest charges decreased $3.1 million in 2005 compared with 2004 primarily due to the following changes:

•	$3.5 million decrease in net interest expense on amounts due to/from customers due to higher net receivables in 2005.

•	$1 million decrease in interest on short-term debt from commercial paper used to temporarily finance the NCNG and EasternNC acquisitions.

•	$1.5 million decrease due to an increase in AFUDC allocated to debt.

•	$1.7 million increase in interest on short-term debt due to higher balances outstanding at higher interest rates, largely due to purchases of gas at higher prices.

•	$1.2 million increase in interest on long-term debt due to higher balances outstanding, including amounts due to the permanent financing of the NCNG and EasternNC acquisitions.

Our Business

Piedmont Natural Gas Company, Inc., which began operations in 1951, is an energy services company primarily engaged in the distribution of natural gas to 1,016,000 residential, commercial and industrial customers in portions of North Carolina, South Carolina and Tennessee, including 62,000 customers served by municipalities who are our wholesale customers. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, interstate natural gas storage and intrastate natural gas transportation.

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

We have two reportable business segments, regulated utility and non-utility activities. For further information on business segments, see Note 12 to the consolidated financial statements.

Our utility operations are regulated by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are regulated by the NCUC as to the issuance of securities. We are subject to or affected by various federal regulations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the Federal Energy Regulatory Commission (FERC) that affect the availability of and the prices paid for the interstate transportation and storage of natural gas, regulations of the Department of Transportation that affect the construction, operation, maintenance, integrity and safety of natural gas distribution and transmission systems, and regulations of the Environmental Protection Agency relating to the use and release into the environment of hazardous wastes. In addition, we are subject to numerous regulations, such as those relating to employment practices, which are generally applicable to companies doing business in the United States of America.

In the Carolinas, our service area is comprised of numerous cities, towns and communities. We maintain service offices in Anderson, Gaffney, Greenville and Spartanburg in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington, Hickory, Indian Trail, Spruce Pine, Reidsville, Fayetteville, New Bern, Wilmington, Tarboro, Elizabeth City, Rockingham and Goldsboro in North Carolina. In North Carolina, we also provide wholesale natural gas service to Greenville, Monroe, Rocky Mount and Wilson. In Tennessee, our service area is the metropolitan area of Nashville, including wholesale natural gas service to Gallatin and Smyrna.

Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and to earn a fair rate of return for our shareholders. Through October 31, 2005, we had WNA mechanisms in all three states that partially offset the impact of unusually cold or warm weather on bills rendered during the months of November through March for weather-sensitive customers. The WNA formula calculates the actual weather variance from normal, using 30 years of history, which results in an increase in revenues when weather is warmer than normal and a decrease in revenues when weather is colder than normal. The gas cost portion of our costs is recoverable through purchased gas adjustment (PGA) procedures and is not affected by the WNA. Effective November 1, 2005, the WNA was eliminated in North Carolina and replaced with the CUT that provides for the recovery of our approved margin per customer independent of both weather and other consumption patterns of residential and commercial customers. The CUT tracks our margin earned monthly and will result in semi-annual rate adjustments to refund any over-collection or recover any under-collection. For further information on the CUT, see Note 3 to the consolidated financial statements.

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

Financial Condition and Liquidity

To meet our capital and liquidity requirements, we rely on certain resources, including cash flows from operating activities, access to capital markets, cash generated from our investments in joint ventures and short-term bank borrowings. We believe that these sources will continue to allow us to meet our needs for working capital, construction expenditures, anticipated debt redemptions and dividend payments.

Cash Flows from Operating Activities.  The natural gas business is seasonal in nature. Operating cash flows may fluctuate significantly during the year and from year to year due to working capital changes within our utility and non-utility operations resulting from such factors as weather, natural gas purchases and prices, gas inventory storage activity, collections from customers and deferred gas cost recoveries. We rely on operating cash flows and short-term bank borrowings to meet seasonal working capital needs. During our first and second quarters, we generally experience overall positive cash flows from the sale of flowing gas and gas in storage and the collection of amounts billed to customers during the peak heating season (November through March). Cash requirements generally increase during the third and fourth quarters due to increases in natural gas purchases for storage, paying down short-term debt and decreases in receipts from customers.

During the peak heating season, our accounts payable increase to reflect amounts due to our natural gas suppliers for commodity and pipeline capacity. The value of the gas can vary significantly from period to period due to volatility in the price of natural gas, which is a function of market fluctuations in the price of natural gas, along with our changing requirements for storage volumes. Our natural gas costs and amounts due to/from customers represent the difference between natural gas costs that we have paid to suppliers and amounts that we have collected from customers. These natural gas costs can cause cash flows to vary significantly from period to period along with variations in the timing of collections of gas costs under our gas cost recovery mechanisms.

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

Net cash provided by operating activities was $103.8 million in 2006, $183.4 million in 2005 and $183.7 million in 2004. Net cash provided by operating activities reflects a $4.1 million decrease in net income for 2006, compared with 2005, as well as changes in working capital as described below:

•	Trade accounts receivable and unbilled utility revenues decreased $19.5 million primarily due to a decrease in volumes sold to customers of 5.5 million dekatherms as compared with the prior year due to the current winter period being 6% warmer than normal and 2% warmer than the similar prior period.

•	Amounts due to/from customers increased $54.5 million related to the deferral of gas costs yet to be billed and collected from customers.

•	Gas in storage decreased $13.7 million primarily due to decreases in average gas costs and the amount of inventory storage dekatherms in 2006 as compared with 2005.

•	Prepaid gas costs decreased $6.6 million primarily due to a decrease in average gas costs. Under asset management agreements, prepaid gas costs during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until November 1, the beginning of the winter period.

•	Trade accounts payable decreased $102.5 million this year primarily due to a decrease in the cost of the natural gas commodity.

Our regulatory commissions approve rates that are designed to give us the opportunity to generate revenues, assuming normal weather, to cover our gas costs and fixed and variable non-gas costs and to earn a fair return for our shareholders. We have had a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of unusually cold or warm weather on bills rendered in November through March for weather-sensitive customers. The WNA in South Carolina and Tennessee generated charges to customers of $4.1 million in 2006, $3.7 million in 2005 and $4 million in 2004. In Tennessee, adjustments are made directly to the customer’s bill. In South Carolina, the adjustments are calculated at the individual customer level and recorded in a deferred account for subsequent collection from or refund to all customers in the class. Effective November 1, 2005, we have a CUT mechanism in North Carolina that provides for any over- or under-collection of approved margin per customer that operates independently of weather or other usage and consumption patterns of residential and commercial customers. The CUT mechanism provided margin of $30.4 million as compared to North Carolina WNA that generated charges to customers of $4.7 million in 2005 and refunds to customers of $1.9 million in 2004. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the CUT.

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

We have commission approval in North Carolina, South Carolina and Tennessee that places additional credit requirements on the retail natural gas marketers that schedule gas into our system.

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

Cash Flows from Investing Activities.  Net cash used in investing activities was $167.6 million in 2006, $159 million in 2005 and $65.7 million in 2004. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures were $204.1 million in 2006, a 7% increase over the $191.4 million in 2005, primarily due to expenditures for the automated meter reading project as well as additions to transmission and distribution mains and transmission plant. Reimbursements from the bond fund decreased $13.9 million from 2005 as construction of gas infrastructure in eastern North Carolina has now been completed. For further information about the bond fund, see Note 3 to the consolidated financial statements.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements. This program primarily supports the growth in our customer base. Gross utility construction expenditures totaling $144.8 million, primarily to serve customer growth, are budgeted for 2007; however, we are not contractually obligated to expend capital until the work is completed. Due to projected growth in our service areas, significant utility construction expenditures are expected to continue and are a part of our long-range forecasts that are prepared at least annually and typically cover a forecast period of five years.

During 2006, we contributed $23.7 million to Hardy Storage Company LLC, a joint venture investee of one of our non-utility subsidiaries, for construction of a FERC regulated interstate storage facility. On June 29, Hardy Storage signed a note purchase agreement for interim notes and a revolving equity bridge facility to fund the project. Upon securing this financing, we received $30 million as reimbursement for construction costs we had funded through capital contributions, including the $23.7 million mentioned above. We anticipate contributing $26.6 million to Hardy Storage when the interim notes and revolving equity bridge facility are converted to a mortgage-style note after the project goes in service in April 2007.

During 2006, the restrictions on cash totaling $13.2 million were removed in connection with implementing the NCUC order in the general rate proceeding discussed in Note 4 to the consolidated financial statements. As ordered by the NCUC, such cash had been held in an expansion fund to extend natural gas service to unserved areas of the state.

On May 12, 2005, we sold our corporate office building located in Charlotte, North Carolina for $6.7 million in cash, net of expenses. In accordance with utility plant accounting, we recorded the disposition of the land as a pre-tax gain of $1.7 million in “Other Income (Expense)” in the consolidated statement of income and a loss of $1.8 million on the disposition of the building as a charge to “Accumulated depreciation” in the consolidated balance sheet, based on the sales price allocation from an independent third party. Under the terms of the purchase and sale agreement, we leased back the building from the new owner until our new office space was ready for occupancy. We relocated to our new office space in November 2005 under a negotiated ten-year lease with renewal options. The lease payments for the ten-year term range from $3 million to $3.4 million annually.

We received $2.4 million in cash in 2005 from the sale of marketable securities which we received in connection with the sale of our propane interests in 2004.

We received $36.1 million in cash in 2004 from the sale of equity method investments, $26.9 million from our investment in US Propane, L.P. and $9.2 million from our investment in Greenbrier Pipeline Company, LLC.

In 2003, we acquired 100% of the common stock of NCNG and a 50% equity interest in EasternNC from Progress. In 2005, we acquired the remaining 50% equity interest in EasternNC. These acquisitions were a part of our focus on growing our core utility business. For further information regarding the acquisitions, see Note 1.E and Note 2 to the consolidated financial statements.

Cash Flows from Financing Activities.  Net cash provided by (used in) financing activities was $65.6 million in 2006, $(22.9) million in 2005 and $(123.5) million in 2004. Funds are primarily provided from bank borrowings and the issuance of common stock through dividend reinvestment and employee stock plans, net of purchases under the common stock repurchase program. Financing activities in 2004 also reflect the temporary and permanent financing of the acquisitions of NCNG and EasternNC. When required, we sell common stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. As of October 31, 2006, our current assets were $476 million and our current liabilities were $400.4 million, primarily due to seasonal requirements as discussed above.

As of October 31, 2006, we had committed lines of credit under our new senior credit facility effective April 24, 2006, of $350 million with the ability to expand up to $600 million, for which we pay an annual fee of $35,000 plus six basis points for any unused amount up to $350 million. Outstanding short-term borrowings increased from $158.5 million as of October 31, 2005, to $170 million as of October 31, 2006, primarily due to higher gas costs and a slower recovery of customer receivables from an increased number of customers on our equal payment plan, partially offset by the issuance of new long-term debt discussed below. During the twelve months ended October 31, 2006, short-term borrowings ranged from zero to $378.5 million, and when borrowing, interest rates ranged from 4.07% to 5.67% (weighted average of 5.03%).

As of October 31, 2006, we had letters of credit under the old lines of credit of $1.2 million issued and outstanding. On November 1, 2006, under our new credit facility, we had available letters of credit of $5 million of which $1.4 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general liability policies.

As of October 31, 2006, unused lines of credit available under our new senior credit facility totaled $180 million. As of November 1, 2006, including the issuance of the letters of credit, unused lines of credit available totaled $178.6 million.

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

During 2006, we issued $18.4 million of common stock through dividend reinvestment and stock purchase plans. On April 7, 2006, we entered into an accelerated share repurchase (ASR) program and repurchased and retired 1 million shares of common stock for $23.9 million. On June 6, 2006, we settled the transaction and paid an additional $.4 million. Under the ASR and the Common Stock Open Market Purchase Program discussed in Note 5 to the consolidated financial statements, during 2006 we paid $50.2 million for 2.1 million shares of common stock that are available for reissuance to these plans. During 2005, 1.1 million shares were repurchased for $26.1 million.

On November 7, 2006, we entered into another ASR where we purchased and retired 1 million shares of our common stock from an investment bank at the closing price of $26.48 per share. Total consideration paid to purchase the shares was $26.6 million, including $118,800 in commission and fees.

Through the ASR program, we will repurchase and subsequently retire approximately four million shares of common stock for a period not to exceed December 31, 2010, including the 1 million shares repurchased in April 2006 and the 1 million shares as repurchased in November 2006. These repurchases are in addition to shares that are repurchased on a normal basis through the open market program.

We increased our common stock dividend on an annualized basis by $.05 per share in 2006, $.06 per share in 2005 and $.03 per share in 2004. Dividends of $72.1 million, $69.4 million and $63.3 million for 2006, 2005 and 2004, respectively, were paid on common stock. The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued; however, as of October 31, 2006, our retained earnings were not restricted. For further information, see Note 4 to the consolidated financial statements.

On June 20, 2006, we sold $200 million of long-term debt available to us under a shelf registration filed with the SEC. The remaining balance of unused long-term financing available under this shelf registration statement is $109.4 million. This new issuance of long-term debt was used to pay off $188 million of short-term debt on June 20 and to pay off a portion of the sinking fund of $35 million on the 9.44% Senior Notes due July 30.

As of October 31, 2006, our capitalization consisted of 48% in long-term debt and 52% in common equity. Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings.

As of October 31, 2006, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services and “A3” by Moody’s Investors. Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.

Credit ratings impact our ability to obtain short-term and long-term financing and the cost of such financings. In determining our credit ratings, the rating agencies consider various factors. The more significant quantitative factors include:

•	Ratio of total debt to total capitalization, including balance sheet leverage,

•	Ratio of net cash flows to capital expenditures,

•	Funds from operations interest coverage,

•	Ratio of funds from operations to average total debt,

•	Pension liabilities and funding status, and

•	Pre-tax interest coverage.

Qualitative factors include, among other things:

•	Stability of regulation in the jurisdictions in which we operate,

•	Consistency of our earnings over time,

•	Risks and controls inherent in the distribution of natural gas,

•	Predictability of cash flows,

•	Quality of business strategy and management,

•	Corporate governance guidelines and practices,

•	Industry position, and

•	Contingencies.

We are subject to default provisions related to our long-term debt and short-term borrowings. The default provisions of our senior notes are:

•	Failure to make principal, interest or sinking fund payments,

•	Interest coverage of 1.75 times,

•	Total debt cannot exceed 70% of total capitalization,

•	Funded debt of all subsidiaries in the aggregate cannot exceed 15% of total company capitalization,

•	Failure to make payments on any capitalized lease obligation,

•	Bankruptcy, liquidation or insolvency, and

•	Final judgment against us in excess of $1 million that after 60 days is not discharged, satisfied or stayed pending appeal.

The default provisions of our medium-term notes are:

•	Failure to make principal, interest or sinking fund payments,

•	Failure after the receipt of a 90-day notice to observe or perform for any covenant or agreement in the notes or in the indenture under which the notes were issued, and

•	Bankruptcy, liquidation or insolvency.

There are cross-default provisions in all of our debt agreements, and thus failure to satisfy any of the default provisions would result in total outstanding issues of debt becoming due. As of October 31, 2006, we are in compliance with all default provisions.

As of October 31, 2006, our estimated future contractual obligations were as follows.

	Payments Due by Period
	Less than	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total
	In thousands

Long-term debt(1)	$—	$90,000	$60,000	$675,000	$825,000
Interest on long-term debt(1)	43,146	128,920	68,230	406,261	646,557
Pipeline and storage capacity(2)	124,454	402,142	261,636	452,888	1,241,120
Gas supply(3)	29,539	1,148	—	—	30,687
Telecommunications and information technology(4)	20,337	74,264	25,801	—	120,402
Qualified and nonqualified pension plan funding(5)	17,100	46,900	—	—	64,000
Postretirement benefits plan funding(5)	3,000	6,900	—	—	9,900
Operating leases(6)	6,316	14,010	7,660	13,641	41,627
Letter of credit	1,400	4,200	2,800	—	8,400
Other purchase obligations(7)	28,406	—	—	—	28,406

Total	$273,698	$768,484	$426,127	$1,547,790	$3,016,099

(1)	See Note 4 to the consolidated financial statements.

(2)	100% recoverable through purchased gas adjustment (PGA) procedures.

(3)	Reservation fees that are 100% recoverable through PGA procedures.

(4)	Consists primarily of maintenance fees for hardware and software applications, usage fees, local and long-distance data costs, frame relay, and cell phone and pager usage fees.

(5)	Estimated funding beyond three years is not available. See Note 8 to the consolidated financial statements.

(6)	See Note 7 to the consolidated financial statements.

(7)	Consists primarily of pipeline products, vehicles, contractors and merchandise.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases that are reflected in the table above and discussed in Note 7 to the consolidated financial statements.

Piedmont Energy Partners, Inc., a wholly owned subsidiary of Piedmont, has entered into a guaranty in the normal course of business. The guaranty involves levels of performance and credit risk that are not included on our consolidated balance sheets. The possibility of having to perform on the guaranty is largely dependent upon the future operations of the joint venture, third parties or the occurrence of certain future events. For further information on this guaranty, see Note 11 to the consolidated financial statements.

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

Regulatory Accounting.  Our regulated utility segment is subject to regulation by certain state and federal authorities. Our accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement 71), and are in accordance with accounting requirements and ratemaking practices prescribed by the regulatory authorities. The application of these accounting policies allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. We then recognize these deferred regulatory assets and liabilities through the income statement in the period in which the same amounts are reflected in rates. If we, for any reason, cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, we would eliminate from the balance sheet the regulatory assets and liabilities related to those portions ceasing to meet such criteria and include them in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs. Such an event could have a material effect on our results of operations in the period this action was recorded. Regulatory assets as of October 31, 2006 and 2005, totaled $143.5 million and $85.8 million, respectively. Regulatory liabilities as of October 31, 2006 and 2005, totaled $337 million and $333.3 million, respectively. The detail of these regulatory assets and liabilities is presented in Note 1.B to the consolidated financial statements.

Revenue Recognition.  Utility sales and transportation revenues are based on rates approved by state regulatory commissions. Base rates charged to customers may not be changed without formal approval by the regulatory commission in that jurisdiction; however, the wholesale cost of gas component of rates may be adjusted periodically under PGA procedures. Through October 31, 2005, a WNA factor, based on the margin or base rate component of the billing rate, was included in rates charged to residential and commercial customers during the winter period of November through March in all jurisdictions except EasternNC. The WNA is designed to offset the impact of warmer-than-normal or colder-than-normal weather on customer billings during the winter season. Effective November 1, 2005, the WNA was eliminated in North Carolina and replaced with the CUT that provides for the recovery of our approved margin per customer independent of both weather and other consumption patterns of residential and commercial customers. The CUT tracks our margin earned monthly and will result in semi-annual rate adjustments to refund any over- collection or recover any under-collection. Without the WNA or CUT, our operating revenues in 2006 would have been lower by $34.6 million.

Revenues are recognized monthly on the accrual basis, which includes estimated amounts for gas delivered to customers but not yet billed under the cycle-billing method from the last meter reading date to month end. Meters are read throughout the month based on an approximate 30-day usage cycle; therefore, at any point in time, volumes are delivered to customers that have not been metered and billed. The unbilled revenue estimate reflects factors requiring judgment related to estimated usage by customer class, changes in weather during the period and the impact of the WNA or CUT mechanisms, as applicable. Secondary market, or wholesale, sales revenues are recognized when the physical sales are delivered based on contract or market prices.

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

Our annual goodwill impairment assessment was performed on October 31, 2006, and we determined that there was no impairment to the carrying value of our goodwill. In addition, there were no impairment indicators during 2006.

Using a discounted cash flow model to estimate fair value is subjective and requires significant judgment in applying a discount rate, growth assumptions and continued cash flows. An increase or decrease of 100 basis points in the weighted average cost of capital would have the following effects.

In thousands	100 Basis Point Increase	100 Basis Point Decrease

Change in fair value of the regulated utility segment	$(155,000)	$220,000

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

The discount rate has been separately determined for each plan by projecting the plan’s cash flows and developing a zero-coupon spot rate yield curve using non-arbitrage pricing and Moody’s AA or better-rated non-callable bonds. Based on this approach, the weighted average discount rate used in the measurement of the benefit obligation for the qualified pension plans changed from 6% in 2005 to 5.78% in 2006. For the nonqualified pension plans, the weighted average discount rate used in the measurement of the benefit obligation changed from 5.75% in 2005 to 5.67% in 2006. Similarly, based on this approach, the weighted average discount rate for postretirement benefits changed from 5.89% in 2005 to 5.74% in 2006. Based on our review of actual cost trend rates and projected future trends in establishing health care cost trend rates, we changed our health care cost trend rate from 9.75% in 2005 to 9% in 2006, declining gradually to 5% in 2012.

In determining our expected long-term rate of return on plan assets, we review past long-term performance, asset allocations and long-term inflation assumptions. We target our asset allocations for qualified pension plan assets and other postretirement benefit assets to be approximately 60% equity securities and 40% fixed income securities. The expected long-term rate of return on plan assets was 8.5% in 2004, 2005 and 2006, and will be maintained at 8.5% in 2007. Based on a fairly stagnant inflation trend, our age-related assumed rate of increase in future compensation levels was 3.97% in 2004 and 2005, and increased to 4.05% in 2006 due to a change in the demographics of the participants.

The following reflects the sensitivity of pension cost to changes in certain actuarial assumptions for our qualified pension plans, assuming that the other components of the calculation are constant.

			Impact on
	Change in	Impact on 2006	Projected
Actuarial Assumption	Assumption	Pension Cost	Benefit Obligation
	Increase (Decrease)
	In thousands

Discount rate	(.25)%	$558	$6,546
Rate of return on plan assets	(.25)%	503	N/A
Rate of increase in compensation	.25%	841	4,332

The following reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions, assuming that the other components of the calculation are constant.

			Impact on
		Impact on 2006	Accumulated
	Change in	Postretirement	Postretirement
Actuarial Assumption	Assumption	Benefit Cost	Benefit Obligation
	Increase (Decrease)
	In thousands

Health care cost trend rate	.25%	$51	$318
Rate of return on plan assets	(.25)%	37	N/A
Discount rate	(.25)%	161	719

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

Gas Supply and Regulatory Proceedings

We continue to pursue the diversification of our supply portfolio through pipeline capacity arrangements that access new sources of supply and market-area storage and that diversify supply concentration away from the Gulf Coast region. We have a firm transportation contract pending with Midwestern Gas Transmission Company for 120,000 dekatherms per day of additional pipeline capacity that will provide access to Canadian and Rocky Mountain gas supplies via the Chicago hub, primarily to serve our Tennessee markets. Due to regulatory delays impacting commencement of construction, we have only contracted for 40,000 of the total 120,000 dekatherms per day of capacity for the winter of 2006-2007 with the difference being covered by short-term firm winter arrangements. It is anticipated that the entire capacity will be available during the 2007-2008 winter. We have also executed an agreement with Hardy Storage Company LLC for market-area storage capacity in West Virginia with an anticipated in-service date in April 2007. We have a 50% equity interest in this project which is more fully discussed in Note 11 to the consolidated financial statements.

Secondary market transactions permit us to market gas supplies and transportation services by contract with wholesale or off-system customers. These sales contribute smaller per-unit wholesale margins to earnings; however, the program allows us to act as a wholesale marketer of natural gas and transportation capacity in order to generate operating margin from sources not restricted by the capacity of our retail distribution system. In North Carolina and South Carolina, a sharing mechanism is in effect where 75% of any margin is passed through to customers. Secondary market transactions in Tennessee are included in the performance incentive plan discussed in Note 3 to the consolidated financial statements.

Regulatory proceedings in South Carolina under the South Carolina Rate Stabilization Act were completed during 2006 that will impact 2007 earnings. For further information about these regulatory proceedings and other regulatory information, see Note 3 to the consolidated financial statements.

Equity Method Investments

For information about our equity method investments, see Note 11 to the consolidated financial statements.

Environmental Matters

We have developed an environmental self-assessment plan to assess our facilities and program areas for compliance with federal, state and local environmental regulations and to correct any deficiencies identified. As a member of the North Carolina MGP Initiative Group, we, along with other responsible parties, work directly with the North Carolina Department of Environment and Natural Resources to set priorities for manufactured gas plant (MGP) site remediation. For additional information on environmental matters, see Note 13 to the consolidated financial statements.

Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), to clarify the term “conditional asset retirement” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation (ARO) when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. As of October 31, 2006, we adopted FIN 47 and recorded an asset retirement cost of $7 million as part of “Utility Plant,” a liability for the conditional asset retirement obligation of $19.1 million and a regulatory asset of $12.1 million. We received regulatory approval to establish a regulatory asset for the accumulated accretion expense and accumulated depreciation. Consequently, the adoption of FIN 47 did not have an impact on our results of operations or cash flows. Additionally, had FIN 47 been applied to the prior year presented with this report, the conditional ARO would have been $17.1 million and $18.1 million at November 1, 2004 and October 31, 2005, respectively. In accordance with FIN 47, such amounts are not reflected in the balance sheet as of October 31, 2005.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 defines a minimum recognition threshold that a tax position must meet to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interim period accounting, disclosure and transition requirements in accounting for uncertain tax positions. This interpretation is effective the beginning of the first annual period commencing after December 15, 2006. We are currently assessing the impact FIN 48 may have on our consolidated financial statements; however, we believe the adoption of FIN 48 will not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (Statement 157). Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under Statement 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged. Accordingly, we will adopt Statement 157 no later than our first fiscal quarter in 2008. We believe the adoption of Statement 157 will not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158). Statement 158 requires an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in the financial statements by recognizing in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status rather than only disclosing the funded status in the footnotes to the financial statements. Statement 158 requires employers to recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in accumulated other comprehensive income (OCI) in the stockholders’ equity section of the balance sheet. Statement 158 also requires that the company measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year.

Statement 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. The requirement to recognize the funded status of a benefit plan and the related disclosure requirements initially will apply as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position will be effective for fiscal years ending after December 15, 2008, and will not be applied retrospectively. Accordingly, we will adopt the funded status portion of Statement 158 as of October 31, 2007. The measurement date portion of Statement 158 does not apply to us because our pension plan measurement date is already the same as our fiscal year end date. We believe the adoption of Statement 158 will not have a material effect on our financial position, results of operations or cash flows.

If Statement 158 had been adopted for the current year ended October 31, 2006, the effect on the consolidated balance sheets would have been a non-cash charge of $42.3 million as a regulatory asset of $25.6 million and deferred income taxes of $16.7 million with a reduction of $14.6 million to prepaid pension and an increase in accrued postretirement benefits of $27.7 million. The actual charge at October 31, 2007, could be substantially different depending on the discount rate, asset returns and plan population at that time. Based on a preliminary assessment of prior regulatory treatment of postretirement benefits, management believes that regulatory asset or liability treatment will be afforded to any regulatory asset or liability that would otherwise be recorded in accumulated OCI resulting from the implementation of Statement 158. We intend to meet with our regulators in fiscal year 2007 to discuss the regulatory accounting and rate treatment of Statement 158.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We hold all financial instruments discussed below for purposes other than trading. We are potentially exposed to market risk due to changes in interest rates and the cost of gas. Our exposure to interest rate changes relates primarily to short-term debt. We are exposed to interest rate changes to long-term debt when we are in the market to issue long-term debt. As of October 31, 2006, all of our long-term debt was issued at fixed rates. Exposure to gas cost variations relates to the wholesale supply, demand and price of natural gas.

Interest Rate Risk

We have short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements varies from period to period depending upon many factors, including our investments in capital projects. Future short-term interest expense and payments will be impacted by both short-term interest rates and borrowing levels.

As of October 31, 2006, we had $170 million of short-term debt outstanding under committed bank lines of credit at a weighted average interest rate of 5.57%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $1.8 million during 2006.

As of October 31, 2006, information about our long-term debt is presented below.

								Fair Value as
	Expected Maturity Date							of October 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006
	In millions

Fixed Rate Long-term Debt	$—	$—	$30	$60	$60	$675	$825	$914
Average Interest Rate	—	—	7.35%	7.80%	6.55%	6.64%	6.74%

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

Consolidated financial statements required by this item are listed in Item 15 (a) 1 in Part IV of this Form 10-K on page 73.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Piedmont Natural Gas Company, Inc.

We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (“Piedmont”) as of October 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006. These financial statements are the responsibility of Piedmont’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Piedmont Natural Gas Company, Inc. and subsidiaries at October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Piedmont’s internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Piedmont’s internal control over financial reporting and an unqualified opinion on the effectiveness of Piedmont’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Charlotte, North Carolina
January 12, 2007

Piedmont Natural Gas Company, Inc.

Consolidated Balance Sheets
October 31, 2006 and 2005

	2006	2005
	In thousands

ASSETS
Utility Plant:
Utility plant in service	$2,714,606	$2,532,263
Less accumulated depreciation	733,682	672,502

Utility plant in service, net	1,980,924	1,859,761
Construction work in progress	94,386	79,314

Total utility plant, net	2,075,310	1,939,075

Other Physical Property, at cost (net of accumulated depreciation of $2,040 in 2006 and $1,888 in 2005)	1,154	731

Current Assets:
Cash and cash equivalents	8,886	7,065
Restricted cash	—	13,108
Trade accounts receivable (less allowance for doubtful accounts of $1,239 in 2006 and $1,188 in 2005)	90,493	107,535
Income taxes receivable	30,849	21,570
Other receivables	160	12,102
Unbilled utility revenues	45,938	48,414
Inventories:
Gas in storage	138,183	151,865
Materials, supplies and merchandise	6,221	5,331
Gas purchase options, at fair value	3,147	22,843
Amounts due from customers	89,635	52,161
Prepayments	62,356	62,821
Other	96	96

Total current assets	475,964	504,911

Investments, Deferred Charges and Other Assets:
Equity method investments in non-utility activities	75,330	71,520
Goodwill	47,383	47,383
Unamortized debt expense	11,306	4,822
Regulatory cost of removal asset	12,086	—
Other	35,406	34,048

Total investments, deferred charges and other assets	181,511	157,773

Total	$2,733,939	$2,602,490

CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value — 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000 in 2006 and 100,000 in 2005; shares outstanding: 75,464 in 2006 and 76,698 in 2005	532,764	562,880
Paid-in capital	56	—
Retained earnings	348,765	323,565
Accumulated other comprehensive income (loss)	1,340	(2,253)

Total stockholders’ equity	882,925	884,192
Long-term debt	825,000	625,000

Total capitalization	1,707,925	1,509,192

Current Liabilities:
Current maturities of long-term debt	—	35,000
Notes payable	170,000	158,500
Trade accounts payable	80,304	182,847
Other accounts payable	50,935	45,325
Income taxes accrued	1,184	6,201
Accrued interest	21,273	16,491
Customers’ deposits	22,308	20,162
Deferred income taxes	25,085	23,128
General taxes accrued	18,522	16,450
Amounts due to customers	123	17,124
Other	10,655	7,336

Total current liabilities	400,389	528,564

Deferred Credits and Other Liabilities:
Deferred income taxes	235,411	213,050
Unamortized federal investment tax credits	3,417	3,951
Cost of removal obligations	330,104	288,989
Other	56,693	58,744

Total deferred credits and other liabilities	625,625	564,734

Total	$2,733,939	$2,602,490

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc.

Consolidated Statements of Income
For the Years Ended October 31, 2006, 2005 and 2004

	2006	2005	2004
	In thousands except per share amounts

Operating Revenues	$1,924,628	$1,761,091	$1,529,739
Cost of Gas	1,401,149	1,261,952	1,041,370

Margin	523,479	499,139	488,369

Operating Expenses:
Operations and maintenance	219,353	206,983	200,282
Depreciation	89,696	85,169	82,276
General taxes	33,138	29,807	27,011
Income taxes	50,543	51,880	51,485

Total operating expenses	392,730	373,839	361,054

Operating Income	130,749	125,300	127,315

Other Income (Expense):
Income from equity method investments	29,917	27,664	27,381
Gain on sale of equity method investments	—	—	4,683
Gain on sale of marketable securities	—	1,525	—
Allowance for equity funds used during construction	—	—	946
Non-operating income	1,147	3,830	2,285
Charitable contributions	(321)	(1,717)	(9,124)
Non-operating expense	(106)	(28)	(324)
Income taxes	(11,887)	(10,446)	(10,562)

Total other income (expense), net of tax	18,750	20,828	15,285

Utility Interest Charges:
Interest on long-term debt	49,915	46,173	44,957
Allowance for borrowed funds used during construction	(3,893)	(3,137)	(1,669)
Other	6,288	1,220	4,076

Total utility interest charges	52,310	44,256	47,364

Income before Minority Interest in Income of Consolidated Subsidiary	97,189	101,872	95,236
Less Minority Interest in Income of Consolidated Subsidiary	—	602	48

Net Income	$97,189	$101,270	$95,188

Average Shares of Common Stock:
Basic	75,863	76,680	74,359
Diluted	76,156	76,992	74,797
Earnings Per Share of Common Stock:
Basic	$1.28	$1.32	$1.28
Diluted	$1.28	$1.32	$1.27

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc.

Consolidated Statements of Cash Flows
For the Years Ended October 31, 2006, 2005 and 2004

	2006	2005	2004
	In thousands

Cash Flows from Operating Activities:
Net income	$97,189	$101,270	$95,188

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,111	91,677	87,336
Amortization of investment tax credits	(534)	(541)	(550)
Allowance for doubtful accounts	51	102	(1,658)
Allowance for funds used during construction	(3,893)	(3,137)	(2,615)
Gain on sale of corporate office land	—	(1,659)	—
Earnings from equity method investments	(29,917)	(27,664)	(27,381)
Distributions of earnings from equity method investments	28,442	23,649	26,078
Gain on sale of equity method investments	—	—	(4,683)
Gain on sale of marketable securities	—	(1,525)	—
Deferred income taxes	22,021	18,278	17,835
Changes in assets and liabilities:
Receivables	19,395	(43,214)	(6,683)
Inventories	12,791	(24,004)	(6,695)
Amounts due from customers	(37,474)	(23,329)	(13,750)
Other assets	7,581	(20,164)	(18,221)
Accounts payable	(94,095)	94,530	8,941
Amounts due to customers	(17,001)	(9,255)	5,163
Other liabilities	5,146	8,362	25,434

Total adjustments	6,624	82,106	88,551

Net cash provided by operating activities	103,813	183,376	183,739

Cash Flows from Investing Activities:
Utility construction expenditures	(204,116)	(191,407)	(139,146)
Reimbursements from bond fund	15,955	29,841	41,497
Contributions to equity method investments	(23,696)	(6,162)	(113)
Distributions of capital from equity method investments	28,968	695	213
Proceeds from sale of corporate office building and land	—	6,660	—
Proceeds from sale of marketable securities	—	2,394	—
Proceeds from sale of equity method investments	—	—	36,096
Purchase of NCNG and EasternNC (working capital adjustment)	—	—	(271)
Decrease (increase) in restricted cash	13,108	(376)	(5,983)
Other	2,227	(683)	1,958

Net cash used in investing activities	(167,554)	(159,038)	(65,749)

Cash Flows from Financing Activities:
Increase in notes payable, net of expenses of $405 in 2006	11,095	49,000	—
Decrease in commercial paper	—	—	(445,559)
Proceeds from issuance of long-term debt, net of expenses	193,360	—	197,981
Retirement of long-term debt	(35,000)	—	(2,000)
Proceeds from sale of common stock, net of expenses	—	—	173,828
Issuance of common stock through dividend reinvestment and employee stock plans	18,377	23,536	20,018
Repurchases of common stock	(50,163)	(26,119)	(4,487)
Dividends paid	(72,107)	(69,366)	(63,267)

Net cash provided by (used in) financing activities	65,562	(22,949)	(123,486)

Net Increase (Decrease) in Cash and Cash Equivalents	1,821	1,389	(5,496)
Cash and Cash Equivalents at Beginning of Year	7,065	5,676	11,172

Cash and Cash Equivalents at End of Year	$8,886	$7,065	$5,676

Cash Paid During the Year for:
Interest	$54,669	$48,888	$43,868
Income taxes	56,615	35,888	44,396

Noncash Investing and Financing Activities:
Accrued construction expenditures	$2,837	$2,036	$2,615
Guaranty	1,820	—	—

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc.

Consolidated Statements of Stockholders’ Equity
For the Years Ended October 31, 2006, 2005 and 2004

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
	In thousands except per share amounts

Balance, October 31, 2003	$372,651	$—	$259,476	$(1,932)	$630,195

Comprehensive Income:
Net income			95,188		95,188
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $391				597
Unrealized gain from hedging activities of equity method investments, net of tax of $292				381
Reclassification adjustment of realized loss from hedging activities of equity method investments included in net income, net of tax of $512				788	1,766

Total comprehensive income					96,954
Common Stock Issued	195,503				195,503
Common Stock Repurchased	(4,487)				(4,487)
Dividends Declared ($.8525 per share)			(63,267)		(63,267)

Balance, October 31, 2004	563,667	—	291,397	(166)	854,898

Comprehensive Income:
Net income			101,270		101,270
Other comprehensive income:
Reclassification adjustment of realized gain on marketable securities included in net income, net of tax of ($391)				(597)
Unrealized gain from hedging activities of equity method investments, net of tax of $287				436
Reclassification adjustment of realized gain from hedging activities of equity method investments included in net income, net of tax of ($1,280)				(1,926)	(2,087)

Total comprehensive income					99,183
Common Stock Issued	25,332				25,332
Common Stock Repurchased	(26,119)				(26,119)
Tax Benefit from Dividends Paid on ESOP Shares			264		264
Dividends Declared ($.905 per share)			(69,366)		(69,366)

Balance, October 31, 2005	562,880	—	323,565	(2,253)	884,192

Comprehensive Income:
Net income			97,189		97,189
Other comprehensive income:
Minimum pension liability, net of tax of ($51)				(78)
Unrealized gain from hedging activities of equity method investments, net of tax of $3,013				4,644
Reclassification adjustment of realized gain from hedging activities of equity method investments included in net income, net of tax of ($665)				(973)	3,593

Total comprehensive income					100,782
Common Stock Issued	20,047				20,047
Common Stock Repurchased	(50,163)				(50,163)
Share-Based Compensation Expense		56			56
Tax Benefit from Dividends Paid on ESOP Shares			118		118
Dividends Declared ($.95 per share)			(72,107)		(72,107)

Balance, October 31, 2006	$532,764	$56	$348,765	$1,340	$882,925

The components of accumulated other comprehensive income (loss) as of October 31, 2006 and 2005, are as follows.

	2006	2005
	In thousands

Minimum pension liability	$(78)	$—
Unrealized gain (loss) from hedging activities of equity method investments	1,418	(2,253)

Accumulated other comprehensive income (loss)	$1,340	$(2,253)

See notes to consolidated financial statements

Piedmont Natural Gas Company, Inc.

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

Investments in non-utility activities are accounted for under the equity method as we do not have controlling voting interests or otherwise exercise control over the management of such companies. Our ownership interest in each entity is recorded in “Equity method investments in non-utility activities” in the consolidated balance sheets. Earnings or losses from equity method investments are recorded in “Income from equity method investments” in the consolidated statements of income. For further information on equity method investments, see Note 11 to the consolidated financial statements. Revenues and expenses of all other non-utility activities are included in “Non-operating income” in the consolidated statements of income. Significant inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting For The Effects of Certain Types of Regulation” (Statement 71).

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

Our regulatory assets are recoverable through either rate riders or base rates specifically authorized by a state regulatory commission. Base rates are designed to provide both a recovery of cost and a return on investment during the period the rates are in effect. As such, all of our regulatory assets are subject to review by the respective state regulatory commission during any future rate proceedings. In the event that the provisions of Statement 71 were no longer applicable, we would recognize a write-off of net regulatory assets (regulatory assets less regulatory liabilities) that would result in a change to net income. However, although the natural gas distribution industry is becoming increasingly competitive, our utility operations continue to recover their costs through cost-based rates established by the state regulatory commissions. As a result, we believe that the accounting prescribed under Statement 71 remains appropriate. It is also our opinion that all regulatory assets are recoverable in future rate proceedings, and therefore we have not recorded any regulatory assets that are recoverable but are not yet included in base rates or contemplated in a future rate recovery proceeding.

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

Regulatory assets and liabilities in the consolidated balance sheets as of October 31, 2006 and 2005, are as follows.

	2006	2005
	In thousands

Regulatory Assets:
Unamortized debt expense	$11,306	$4,822
Amounts due from customers	89,635	52,161
Environmental costs*	3,812	4,085
Demand-side management costs*	3,554	4,387
Deferred operations and maintenance expenses*	9,234	9,219
Deferred integration costs of acquisition*	681	1,021
Deferred pension and other retirement benefits costs*	8,748	6,480
Regulatory cost of removal asset	12,086	—
Other*	4,412	3,671

Total	$143,468	$85,846

Regulatory Liabilities:
Regulatory cost of removal obligations	$310,989	$288,989
Amounts due to customers	123	17,124
Deferred income taxes	25,134	25,992
Environmental liability due customers*	772	1,157

Total	$337,018	$333,262

*	Regulatory assets are included in “Other” in “Investments, Deferred Charges and Other Assets” and regulatory liabilities are included in “Other” in “Deferred Credits and Other Liabilities” in the consolidated balance sheets.

As of October 31, 2006, we had regulatory assets totaling $4.4 million on which we do not earn a return during the recovery period. The original amortization periods for these assets range from 3 to 15 years and, accordingly, $3.3 million will be fully amortized by 2008, $.2 million will be fully amortized by 2010 and the remaining $.9 million will be fully amortized by 2018.

C.	Utility Plant and Depreciation.

Utility plant is stated at original cost, including direct labor and materials, allocable overhead charges and an allowance for borrowed and equity funds used during construction (AFUDC). For the years ended October 31, 2006, 2005 and 2004, AFUDC totaled $3.9 million, $3.1 million and $2.6 million, respectively. The portion of AFUDC attributable to equity funds is included in “Other Income (Expense)” and the portion attributable to borrowed funds is shown as a reduction of “Utility Interest Charges” in the consolidated statements of income. The costs of property retired are removed from utility plant and charged to accumulated depreciation.

We compute depreciation expense using the straight-line method over periods ranging from 4 to 88 years. The composite weighted-average depreciation rates were 3.46% for 2006, 3.46% for 2005 and 3.51% for 2004.

Depreciation rates for utility plant are approved by our regulatory commissions. In North Carolina, we are required to conduct a depreciation study every five years and propose new depreciation rates for approval. No such five-year requirement exists in South Carolina or Tennessee; however, we periodically propose revised

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

rates in those states based on depreciation studies. The approved depreciation rates are comprised of two components, one based on average service life and one based on cost of removal. Through depreciation expense, we accrue estimated non-legal costs of removal on any depreciable asset that includes cost of removal in its depreciation rates. The related costs of removal accrual is reflected in “Cost of removal obligations” in the consolidated balance sheets. In the rate setting process, the liability for non-legal costs of removal is treated as a reduction to the net rate base upon which the regulated utility has the opportunity to earn its allowed rate of return.

On November 1, 2002, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (AROs) (Statement 143). Statement 143 addresses financial accounting and reporting for AROs associated with the retirement of long-lived assets that result from the acquisition, construction, development and operation of the asset. Statement 143 requires the recognition of the fair value of a liability for an ARO in the period in which the liability is incurred if a reasonable estimate of fair value can be made. We have determined that AROs exist for our underground mains and services.

In accordance with long-standing regulatory treatment, our depreciation rates are comprised of two components, one based on average service life and one based on cost of removal. We collect through rates the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation. These removal costs are non-legal obligations as defined by Statement 143. Because these estimated removal costs meet the requirements of Statement 71, we have accounted for these non-legal asset removal obligations as a regulatory liability. We have reclassified the estimated non-legal asset removal obligations from “Accumulated depreciation” to “Cost of removal obligations” in “Deferred Credits and Other Liabilities” in our consolidated balance sheets.

In our fourth quarter of 2006, we applied FIN 47 requiring recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. We have recorded a liability on our distribution and transmission mains and services. For further discussion of asset retirement obligations, see Note 1.N to the consolidated financial statements.

The cost of removal obligations recorded in our consolidated balance sheets as of October 31, 2006 and 2005, are shown below.

	2006	2005
	In thousands

Regulatory non-legal asset removal obligations	$310,989	$288,989
Conditional asset retirement obligations	19,115	—

Total cost of removal obligations	$330,104	$288,989

D.	Trade Accounts Receivable and Allowance for Doubtful Accounts.

Trade accounts receivable consist of natural gas sales and transportation services, merchandise sales and service work. We maintain an allowance for doubtful accounts, which we adjust periodically, based on the aging of receivables and our historical and projected charge-off activity. Our estimate of recoverability could differ from actual experience based on customer credit issues, the level of natural gas prices and general economic conditions. Effective November 1, 2005 as approved in the November 3 order, the NCUC has allowed the recovery of all uncollected gas costs in North Carolina through the gas cost deferral account. As a result, only the portion of accounts written off relating to the non-gas costs, or margin, is included in base rates and, accordingly, only this portion is included in the provision for uncollectibles expense. Merchandise receivables due beyond one year are included in “Other” in “Investments, Deferred Charges and Other Assets” in the consolidated balance sheets.

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of changes in the allowance for doubtful accounts for the years ended October 31, 2006, 2005 and 2004, is as follows.

	2006	2005	2004
	In thousands

Balance at beginning of year	$1,188	$1,086	$2,743
Additions charged to uncollectibles expense	4,706	6,224	6,098
Accounts written off, net of recoveries	(4,655)	(6,122)	(7,755)

Balance at end of year	$1,239	$1,188	$1,086

E.	Goodwill, Equity Method Investments and Long-Lived Assets.

All of our goodwill is attributable to the regulated utility segment. We evaluate goodwill for impairment annually on October 31, or more frequently if impairment indicators arise during the year. We recomputed the fair value of goodwill in 2006, and there is no impairment.

In our 2006 appraisal, we used a weighted average of the guideline company method of the market approach and the discounted cash flow method of the income approach on the premise of continued use. This method assumes that a buyer and seller contemplate the continued use of the reporting unit at its present location as part of current and future operations. The guideline company method of the market approach is based on market multiples of companies that are representative of our peers in the natural gas distribution industry. The discounted cash flow method of the income approach consists of estimating annual future cash flows and individually discounting them back to the present value. These calculations are dependent on several subjective factors, including the timing of future cash flows, future growth rates and the discount rate. The calculations also define the reporting unit as the domestic natural gas distribution business. An impairment charge would be recognized if the carrying value of the reporting unit, including goodwill, exceeded its fair value. No impairment has been recognized during the years ended October 31, 2006, 2005 and 2004.

We review our equity method investments and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. There were no events or circumstances during the years ended October 31, 2006, 2005 and 2004, that resulted in any impairment charges. For further information on equity method investments, see Note 11 to the consolidated financial statements.

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

Materials, supplies and merchandise inventories are valued at the lower of average cost or market and removed from such inventory at average cost.

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Utility sales and transportation revenues are based on rates approved by state regulatory commissions. Base rates charged to jurisdictional customers may not be changed without formal approval by the regulatory commission in that jurisdiction; however, the wholesale cost of gas component of rates may be adjusted periodically under PGA provisions. A weather normalization adjustment (WNA) factor is included in rates charged to residential and commercial customers during the winter period November through March in all jurisdictions except EasternNC. The WNA is designed to offset the impact that warmer-than-normal or colder-than-normal weather has on customer billings during the winter season. Effective November 1, 2005, in North Carolina, through a general rate case proceeding, a Customer Utilization Tracker (CUT) eliminated the WNA that had previously been used. The CUT provides for the recovery of our approved margin per customer independent of both weather and other consumption patterns of residential and commercial customers.

Revenues are recognized monthly on the accrual basis, which includes estimated amounts for gas delivered to customers but not yet billed under the cycle-billing method from the last meter reading date to month end. The unbilled revenue estimate reflects factors requiring judgment related to estimated usage by customer class, changes in weather during the period and the impact of the WNA or CUT mechanisms, as applicable.

Secondary market, or wholesale, sales revenues are recognized when the physical sales are delivered based on contract or market prices.

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

K.	Earnings Per Share.

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the years ended October 31, 2006, 2005 and 2004, is presented below.

	2006	2005	2004
	(In thousands except per share amounts)

Net Income	$97,189	$101,270	$95,188

Average shares of common stock outstanding for basic earnings per share	75,863	76,680	74,359
Contingently issuable shares under the Executive Long-Term Incentive Plan	293	312	438

Average shares of dilutive stock	76,156	76,992	74,797

Earnings Per Share:
Basic	$1.28	$1.32	$1.28
Diluted	$1.28	$1.32	$1.27

L.	Statements of Cash Flows.

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

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), to clarify the term “conditional asset retirement” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires that a liability be recognized for the fair value of conditional AROs when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. As of October 31, 2006, we adopted FIN 47 and recorded an asset retirement cost of $7 million as part of “Utility Plant,” a liability for the conditional asset retirement obligation of $19.1 million and a regulatory asset of $12.1 million. We received regulatory approval to establish a regulatory asset for the accumulated accretion expense and accumulated depreciation. Consequently, the adoption of FIN 47 did not have an impact on our results of operations or cash flows. Additionally, had FIN 47 been applied to the prior year presented with this report, the conditional ARO would have been $17.1 million and $18.1 million at November 1, 2004 and October 31, 2005, respectively. In accordance with FIN 47, such amounts are not reflected in the balance sheet as of October 31, 2005.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 defines a minimum recognition threshold that a tax position must meet to be recognized in an

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

enterprise’s financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interim period accounting, disclosure and transition requirements in accounting for uncertain tax positions. This interpretation is effective the beginning of the first annual period commencing after December 15, 2006. We are currently assessing the impact FIN 48 may have on our consolidated financial statements; however, we believe the adoption of FIN 48 will not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (Statement 157). Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under Statement 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged. Accordingly, we will adopt Statement 157 no later than our first fiscal quarter in 2008. We believe the adoption of Statement 157 will not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158). Statement 158 requires an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in the financial statements by recognizing in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status rather than only disclosing the funded status in the footnotes to the financial statements. Statement 158 requires employers to recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in accumulated other comprehensive income (OCI) in the stockholders’ equity section of the balance sheet. Statement 158 also requires that the company measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year.

Statement 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. The requirement to recognize the funded status of a benefit plan and the related disclosure requirements initially will apply as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position will be effective for fiscal years ending after December 15, 2008, and will not be applied retrospectively. Accordingly, we will adopt the funded status portion of Statement 158 as of October 31, 2007. The measurement date portion of Statement 158 does not apply to us because our pension plan measurement date is already the same as our fiscal year end date. We believe the adoption of Statement 158 will not have a material effect on our financial position, results of operations or cash flows.

If Statement 158 had been adopted for the current year ended October 31, 2006, the effect on the consolidated balance sheets would have been a non-cash charge of $42.3 million as a regulatory asset of $25.6 million and deferred income taxes of $16.7 million with a reduction of $14.6 million to prepaid pension and an increase in accrued postretirement benefits of $27.7 million. The actual charge at October 31, 2007, could be substantially different depending on the discount rate, asset returns and plan population at that time. Based on a preliminary assessment of prior regulatory treatment of postretirement benefits, management believes that regulatory asset or liability treatment will be afforded to any regulatory asset or liability that would otherwise be recorded in accumulated OCI resulting from the implementation of Statement 158. We

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

intend to meet with our regulators in fiscal year 2007 to discuss the regulatory accounting and rate treatment of Statement 158.

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

Our utility operations are regulated by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also regulated by the NCUC as to the issuance of securities.

In 1996, the NCUC ordered us to establish an expansion fund to enable the extension of natural gas service into unserved areas of North Carolina. The expansion fund was funded with supplier refunds, plus investment income earned, that would otherwise be refunded to customers. In accordance with a 2002 NCUC order, we no longer deposit supplier refunds in the expansion fund for our pre-NCNG acquisition operations; however, we continued to deposit supplier refunds attributable to NCNG operations in the expansion fund until an order was issued in the general rate case proceeding in 2005 discussed below. As of October 31, 2005, the balance of $13.1 million in our expansion fund held by the North Carolina State Treasurer was included in the consolidated balance sheet in “Restricted cash,” with an offsetting liability included in “Amounts due to customers.” In accordance with the order in the general rate case proceeding in 2005 discussed below, the restrictions on this cash were removed. We received $13.2 million in January 2006 from the North Carolina State Treasurer that was offset against “Amounts due to customers.”

The PSCSC has approved a gas cost hedging plan for the purpose of cost stabilization for South Carolina customers. The plan targets 30% to 60% of annual normalized sales volumes for South Carolina and operates

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

using historical pricing indices that are tied to future projected gas prices as traded on a national exchange. All properly accounted for costs incurred in accordance with the plan are deemed to be prudently incurred and are recovered in rates as a gas cost. Any benefits recognized are deemed to be reductions in gas cost and are refunded to South Carolina customers in rates.

We have a similar hedging plan in North Carolina. Recovery of costs associated with the hedging plan is not pre-approved by the NCUC and the costs are treated as gas costs subject to the annual gas cost prudence review. Any benefits or gain recognition are deemed to be reductions in gas costs and are refunded to North Carolina customers in rates. Through October 31, 2006, we have recovered 100% of the costs incurred under the North Carolina plan which is still under review for prudence.

In Tennessee, costs and benefits associated with hedging activities are recovered through the Actual Cost Adjustment (ACA) mechanism. The costs and benefits of financial instruments and all other gas costs incurred are components of the Tennessee Incentive Plan (TIP) mechanism approved by the TRA. The TIP mechanism replaced annual prudence reviews by benchmarking gas costs and secondary market activity performance against amounts determined by published market indices. In July 2005, in the order approving our 2004 TIP filing, the TRA established a separate docket to address issues raised by the Tennessee Consumer Advocate Staff and the TRA Staff related to the breadth of secondary market activities covered by the TIP, the method for selecting the independent consultant to review performance under the TIP, and the procedures utilized with respect to request for proposals. The TRA set a procedural schedule that included a hearing date of May 15, 2006. A series of settlement discussions followed leading to a September 2006 proposal that represented a reasonable balance between the respective roles of regulatory oversight and the alignment of ratepayer and shareholder interests inherent in the TIP to which the Tennessee Consumer Advocate Division and the TRA Staff have preliminarily agreed. Final approval of the settlement will be sought from the TRA and would maintain our annual incentive cap of gains and losses of $1.6 million which has been a key element of the TIP since its inception.

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

In March 2003, we, along with two other natural gas companies in Tennessee, filed a petition with the TRA requesting a declaratory order that the gas cost portion of uncollectible accounts be recovered through PGA procedures. The petition stated that to the extent that the gas cost portion of net write-offs for a fiscal year exceeds the gas cost portion of uncollectible accounts allowed in base rates, the unrecovered portion would be included in ACA filings for future recovery from customers. Conversely, to the extent that the gas cost portion of net write-offs for a fiscal year is less than the gas cost portion included in base rates, the difference would be refunded to customers through the ACA filings. In February 2004, the TRA approved the petition by modifying the formula in the PGA rules to allow for the recovery of uncollected gas cost on an experimental basis for one year, effective March 10, 2004. On April 4, 2005, the TRA extended the experimental period for one more year. On June 26, 2006, a motion was made to permanently approve the procedure. After receiving further comments, the TRA approved this motion on August 7, 2006. In conjunction with the approval, the TRA established a rulemaking to implement the formula.

The North Carolina General Assembly enacted the Clean Water and Natural Gas Critical Needs Act of 1998 which provided for the issuance of $200 million of general obligation bonds of the state for the purpose of providing grants, loans or other financing for the cost of constructing natural gas facilities in unserved areas

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

During the fiscal year ended October 31, 2006, we were reimbursed $16 million in construction costs by the state, the remaining balance of the bond fund as of October 31, 2005. There was no remaining bond receivable as of October 31, 2006. As of October 31, 2005, we had receivables of $12 million related to the bond fund included in “Other receivables” in the consolidated balance sheets.

The NCUC had allowed EasternNC to defer its operations and maintenance expenses during the first eight years of operation or until the first rate case order, whichever occurred first, with a maximum deferral of $15 million. The deferred amounts accrued interest at a rate of 8.69% per annum. On December 1, 2003, the NCUC confirmed that these deferred expenses should be treated as a regulatory asset for future recovery from customers to the extent they are deemed prudent and proper. As a part of the general rate case proceeding discussed below, deferral ceased on October 31, 2005, and the balance in the deferred account as of June 30, 2005, $7.9 million, including accrued interest, is being amortized over 15 years beginning November 1, 2005. Amortization of amounts totaling $1.3 million that were deferred between July 1 and October 31, 2005, will be addressed in our next North Carolina general rate case.

On October 22, 2004, we filed a petition with the NCUC seeking deferred accounting treatment for certain pipeline integrity management costs to be incurred by us in compliance with the Pipeline Safety Improvement Act of 1992 and regulations of the United States Department of Transportation. The NCUC approved deferral treatment of these costs applicable to all incremental expenditures beginning November 1, 2004. As a part of the general rate case discussed below, the balance of $.4 million in the deferred account as of June 30, 2005, is being amortized over three years beginning November 1, 2005, and subsequent expenditures will continue to be deferred. Any unamortized balance at the end of the three years will be addressed in a future rate case.

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

On June 15, 2006, we filed with the PSCSC a quarterly monitoring report for the twelve months ended March 31, 2006, along with revenue deficiency calculations and proposed changes in our tariff rates. In the filing, we requested an increase in annual margin of $10.4 million. On September 1, 2006, we, the Office of Regulatory Staff (ORS) and the South Carolina Energy Users Committee (SCEUC) filed a settlement agreement with the PSCSC addressing our proposed rate changes under the Natural Gas Rate Stabilization Act. On September 27, 2006, the PSCSC approved the settlement which will result in a $6.5 million increase in revenue based on 11.2% return on equity effective November 1, 2006.

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

On August 30, 2006, the PSCSC approved a settlement agreement between us, the ORS and the SCEUC accepting our purchased gas adjustment and finding our gas purchasing policies prudent. As part of this approved settlement effective November 1, 2006, we can recover uncollectible gas costs through the PGA mechanism in South Carolina.

On April 1, 2005, we filed a general rate case application with the NCUC requesting a consolidation of the respective rate bases, revenues and expenses of Piedmont, NCNG and EasternNC. In addition to a unified and uniform rate structure for all customers served by us in North Carolina, the application requested a general restructuring and increase in rates and charges for customers to produce an overall annual increase in margin of $36.7 million, a consolidation and/or amortization of certain deferred accounts, changes to cost allocations and rate design including an innovative tariff mechanism that decouples margin recovery from residential and commercial customer consumption, changes and unification of existing service regulations and tariffs, common depreciation rates for plant and recovery of uncollectible gas costs through the gas cost deferred account.

On November 3, 2005, the NCUC issued an order approving, among other things, an annual increase in margin of $20.2 million and authorizing new rates effective November 1, 2005. The order provided for the elimination of the weather normalization adjustment (WNA) mechanism in North Carolina and the establishment of a Customer Utilization Tracker (CUT) that decouples margin recovery from residential and commercial customer consumption. The CUT is experimental and can be effective for no more than three years, subject to review and approval in a future general rate case proceeding. The CUT provides for the recovery of our approved margin per customer independent of weather or other usage and consumption patterns of residential and commercial customers. The CUT tracks our margin earned monthly and will result in semi-annual rate adjustments to refund any over-collection or recover any under-collection. During the life of the CUT, the NCUC ordered us to contribute $500,000 per year toward conservation programs to assist residential and commercial customers. The conservation programs are subject to review and approval by the NCUC. On March 17, 2006, we made our first rate adjustment filing to collect, beginning April 1, $11.8 million attributable to the period ended January 31, 2006. On October 16, 2006, we made our second rate adjustment filing to collect, beginning November 1, 2006, $26.4 million attributable to the period ended August 31, 2006. Both of these rate adjustment filings have been approved by the NCUC.

Effective November 1, 2005 as approved in the November 3 order, the NCUC has allowed the recovery of all uncollected gas costs through the gas cost deferral account. As a result, only the portion of accounts written off relating to the non-gas costs, or margin, is included in base rates and, accordingly, only this portion is included in the provision for uncollectibles expense.

On January 3, 2006, the North Carolina Office of the Attorney General filed a notice of appeal in the general rate case proceeding challenging the lawfulness of the NCUC’s authorization and approval of the CUT. On April 6, the Attorney General filed a Notice of Appeal and Exceptions to the NCUC’s March 28, 2006, order approving the first adjustment filing under the CUT. On July 18, the Company and the Office of the Attorney General filed a settlement with the NCUC. As a result, the Attorney General withdrew both appeals. In the settlement, we agreed to share, in each of the three years the CUT is effective, the first $3 million of CUT dollars that are non-weather related. Annually, the first $3 million of non-weather related CUT amounts will be allocated 25% to customer rate reduction, 25% to energy conservation program funding and 50% to us. Accordingly, we recognized a $1.5 million liability with this settlement in our third quarter that was composed of an annual $750,000 to conservation programs (in addition to the $500,000 annual contribution in the rate case order) and an annual $750,000 to the reduction of customer rates during the same period. The NCUC approved the settlement on September 14, 2006.

The financial condition of the natural gas marketers and pipelines that supply and deliver natural gas to our distribution system can increase our exposure to supply and price fluctuations. We believe our risk exposure to the financial condition of the marketers and pipelines is not significant based on our receipt of the

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

products and services prior to payment and the availability of other marketers of natural gas to meet our firm supply needs if necessary.

We currently have commission approval in all three states that place additional credit requirements on the retail natural gas marketers that schedule gas into our system.

We filed a petition with the NCUC and the PSCSC on September 20, 2006, and with the TRA on September 29, 2006, for authorization to place certain ARO costs in deferred accounts so that the current regulatory treatment for these costs will not be altered due to our adoption of FIN 47. We requested that an order on these issues be made effective as of October 31, 2006. On October 16, 2006, the TRA approved the petition. On October 27, 2006, the NCUC approved the petition. On November 2, 2006, the PSCSC approved the petition.

4.	Long-Term Debt

All of our long-term debt is unsecured. Long-term debt as of October 31, 2006 and 2005, is as follows.

	2006	2005
	In thousands

Senior Notes:
9.44%, due 2006	$—	$35,000
8.51%, due 2017	35,000	35,000
Insured Quarterly Notes:
6.25%, due 2036	200,000	—
Medium-Term Notes:
7.35%, due 2009	30,000	30,000
7.80%, due 2010	60,000	60,000
6.55%, due 2011	60,000	60,000
5.00%, due 2013	100,000	100,000
6.87%, due 2023	45,000	45,000
8.45%, due 2024	40,000	40,000
7.40%, due 2025	55,000	55,000
7.50%, due 2026	40,000	40,000
7.95%, due 2029	60,000	60,000
6.00%, due 2033	100,000	100,000

Total	825,000	660,000
Less current maturities	—	35,000

Total	$825,000	$625,000

Current maturities for the next five years ending October 31 and thereafter are as follows.

In thousands

2007	$—
2008	—
2009	30,000
2010	60,000
2011	60,000
Thereafter	675,000

Total	$825,000

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have a shelf registration statement that can be used for either debt or equity securities filed with the Securities and Exchange Commission. On June 20, 2006, we sold $200 million of 6.25% insured quarterly notes under this shelf registration statement. The unsecured and unsubordinated insured quarterly notes are due on June 1, 2036. We have the option to redeem all or part of the notes before the stated maturity at any time on or after June 1, 2011, at 100% of their principal amount plus any accrued and unpaid interest to the date of redemption. We are obligated to redeem the notes in whole upon the occurrence of certain corporate transactions or failure to pay the premium under the insurance agreement. These quarterly notes were used to pay off $188 million of short-term debt on June 20 and to pay off a portion of the sinking fund of $35 million on the 9.44% Senior Notes due July 30. The remaining balance of unused long-term financing available under this shelf registration statement is $109.4 million.

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends, make any other distribution on any class of stock or make any investments in subsidiaries, or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”), except out of net earnings available for restricted payments. As of October 31, 2006, we could make restricted payments totaling $558.4 million. Retained earnings as of this date were $348.8 million; therefore, our retained earnings were not restricted.

We are subject to default provisions related to our long-term debt. Failure to satisfy any of the default provisions would result in total outstanding issues of debt becoming due. There are cross-default provisions in all our debt agreements. As of October 31, 2006, we are in compliance with all default provisions.

5.	Capital Stock and Accelerated Share Repurchase

Changes in common stock for the years ended October 31, 2004, 2005 and 2006, are as follows.

	Shares	Amount
	In thousands

Balance, October 31, 2003	67,309	$372,651
Issued to participants in the Employee Stock Purchase Plan (ESPP)	45	853
Issued to the Dividend Reinvestment and Stock Purchase Plan (DRIP)	940	19,164
Issued to participants in the Executive Long-Term Incentive Plan (LTIP)	79	1,658
Sale of common stock, net of expenses	8,500	173,828
Shares repurchased under Common Stock Open Market Repurchase Plan	(203)	(4,487)

Balance, October 31, 2004	76,670	563,667
Issued to ESPP	43	904
Issued to DRIP	1,013	22,632
Issued to LTIP	77	1,796
Shares repurchased under Common Stock Open Market Repurchase Plan	(1,105)	(26,119)

Balance, October 31, 2005	76,698	562,880
Issued to ESPP	36	882
Issued to DRIP	735	17,496
Issued to LTIP	75	1,669
Shares repurchased under Common Stock Open Market Repurchase Plan	(1,080)	(25,871)
Shares repurchased under Accelerated Share Repurchase Plan (ASR)	(1,000)	(24,292)

Balance, October 31, 2006	75,464	$532,764

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

In June 2004, the Board of Directors approved a Common Stock Open Market Purchase Program that authorizes the repurchase of up to three million shares of currently outstanding shares of common stock. We implemented the program in September 2004. We utilize a broker to repurchase the shares on the open market and such shares are cancelled and become authorized but unissued shares available for issuance under the ESPP, DRIP and LTIP.

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

On April 7, 2006, we entered into an accelerated share repurchase program whereby we purchased and retired 1 million shares of our common stock from an investment bank at the closing price that day of $23.87 per share. Total consideration paid to purchase the shares of $23.9 million, including $30,000 in commissions and other fees, was recorded in “Stockholders’ equity” as a reduction in “Common stock.”

As part of the accelerated share repurchase, we simultaneously entered into a forward sale contract with the investment bank that was expected to mature in approximately 50 trading days. Under the terms of the forward sale contract, the investment bank was required to purchase, in the open market, 1 million shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, were required to either pay cash or issue registered or unregistered shares of our common stock to the investment bank if the investment bank’s weighted average purchase price was higher than the April 7, 2006, closing price. The investment bank was required to pay us either cash or shares of our common stock, at our option, if the investment bank’s weighted average price for the shares purchased was lower than the April 7, 2006, closing price. At settlement on June 6, we paid cash of $.4 million to the investment bank and recorded this amount in “Stockholders’ equity” as a reduction in “Common stock.” The $.4 million was the difference between the investment bank’s weighted average purchase price of $24.26 and the April 7, 2006, closing price of $23.87 per share multiplied by 1 million shares.

As of October 31, 2006, 2.8 million shares of common stock were reserved for issuance as follows.

In thousands

ESPP	141
DRIP	1,489
LTIP	1,148

Total	2,778

6.	Financial Instruments and Related Fair Value

On April 24, 2006, we replaced our expiring $250 million 364-day committed lines of credit with a new senior five-year credit facility that includes renewal options. This new credit facility provides a committed line of credit of $350 million with the ability to expand up to $600 million, for which we pay an annual fee of $35,000 plus six basis points for any unused amount up to $350 million. This new credit facility also provides a line of credit for letters of credit of $5 million. The credit facility bears interest based on the 30-day LIBOR rate plus from .15% to .35%, based on our credit ratings.

As of October 31, 2006 and 2005, outstanding borrowings under the lines are included in “Notes payable” in the consolidated balance sheets, and consisted of $170 million and $158.5 million, respectively, in LIBOR cost-plus loans at a weighted average interest rate of 5.57% and 4.28%, respectively. Our credit facility’s

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and actual was 53% at October 31, 2006. As of October 31, 2006, the unused committed lines of credit totaled $180 million.

As of October 31, 2006, we had $1.2 million in letters of credit issued and outstanding. These letters of credit are used to guarantee claims from self-insurance under our general liability policies.

Our principal business activity is the distribution of natural gas. As of October 31, 2006, our trade accounts receivable consisted of gas receivables of $85.7 million and merchandise and jobbing receivables of $4.8 million, net of an allowance for doubtful accounts of $1.2 million. We believe that we have provided an adequate allowance for any receivables which may not be ultimately collected.

In connection with the sale in January 2004 of our propane interests, we received 37,244 common units of Energy Transfer Partners, LP. The market value of these units as of October 31, 2004, was included in “Marketable securities” in the consolidated balance sheet. In February 2005, we sold all of the common units with proceeds of $2.4 million, resulting in a pre-tax gain of $1.5 million. For further information on this transaction, see Note 11 to the consolidated financial statements.

The carrying amounts in the consolidated balance sheets of cash and cash equivalents, restricted cash, receivables, notes payable and accounts payable approximate their fair values due to the short-term nature of these financial instruments. Based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings, the estimated fair value amounts of long-term debt as of October 31, 2006 and 2005, including current portion, were as follows.

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	In thousands

Long-term debt	$825,000	$913,739	$660,000	$753,267

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

We have purchased and sold financial options for natural gas in all three states for our gas purchase portfolios. The gains or losses on financial derivatives utilized in the regulated utility segment ultimately will be included in our rates to customers. Current period changes in the assets and liabilities from these risk management activities are recorded as a component of gas costs in amounts due customers in accordance with Statement 71. Accordingly, there is no earnings impact on the regulated utility segment as a result of the use of these financial derivatives. As of October 31, 2006 and 2005, the total fair value of gas purchase options included in the consolidated balance sheets was $3.1 million and $22.8 million, respectively.

7.  Leases, Unconditional Purchase Obligations and Legal Obligations

We lease certain buildings, land and equipment for use in our operations under noncancelable operating leases. For the years ended October 31, 2006, 2005 and 2004, operating lease payments were $7.2 million,

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

$6.9 million and $5.7 million, respectively. During 2005, we sold our corporate office building and entered into a ten-year lease on new office space beginning November 1, 2005.

Future minimum lease obligations for the next five years ending October 31 and thereafter are as follows.

In thousands

2007	$6,316
2008	5,317
2009	4,721
2010	3,972
2011	3,839
Thereafter	17,462

Total	$41,627

We routinely enter into long-term commodity purchase commitments and agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. The time periods for pipeline and storage capacity contracts range from one to nineteen years. The time periods for gas supply contracts range from one to three years. The time periods for the telecommunications and technology contracts providing maintenance fees for hardware and software applications, usage fees, local and long-distance data costs, frame relay, cell phone and pager usage fees range from one to five years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles and contractors.

As of October 31, 2006, future unconditional purchase obligations for the next five years ending October 31 and thereafter are as follows.

			Telecommunications
	Pipeline and		and Information
	Storage Capacity	Gas Supply	Technology	Other	Total
	In thousands

2007	$124,454	$29,539	$20,337	$28,406	$202,736
2008	133,649	848	24,242	—	158,739
2009	134,914	285	24,751	—	159,950
2010	133,579	15	25,271	—	158,865
2011	133,722	—	25,801	—	159,523
Thereafter	580,802	—	—	—	580,802

Total	$1,241,120	$30,687	$120,402	$28,406	$1,420,615

From time to time, we conduct business with natural gas marketers who act as agents for various industrial customers of ours or who purchase natural gas directly for their own account. We previously had such an arrangement with National Gas Distributors LLC (NGD), which filed a voluntary bankruptcy petition on January 20, 2006. The bankruptcy trustee for this petition claimed that certain amounts paid by NGD to us for gas supply constitute preference payments, and sought their return. We have disputed these claims and vigorously defended our position on the matter. In October 2006, we agreed to settle with the NGD bankruptcy trustee in order to avoid protracted litigation and the expense thereof. The settlement has been submitted to the bankruptcy court for approval. During the fourth quarter, we recorded our estimated liability under the settlement, which does not have a material adverse impact on our financial position, results of operations or cash flows.

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In connection with the acquisition of NCNG, we acquired certain pension and OPEB obligations of former employees of NCNG. In February 2004, Progress transferred $34 million attributable to the accrued pension benefits for this group as of September 30, 2003, to the trust fund for this separate “frozen” plan. Progress transferred an additional $.2 million on November 19, 2004, as a result of updated employee information. The transferred active pension plan participants began accruing benefits under the Piedmont pension plan as of October 1, 2003. The OPEB obligation of $9.7 million as of September 30, 2003, for former employees of NCNG was recorded as a liability at closing. No assets attributable to this liability were transferred from Progress. We intend to merge the “frozen” qualified NCNG pension plan with the Piedmont pension plan as of December 31, 2006.

As a result of the Medicare Prescription Drug Improvement and Modernization Act of 2003, we amended our postretirement benefit plan on August 1, 2005, to eliminate prescription drug coverage beginning January 1, 2006, for retirees who are Medicare eligible. This prescription drug benefit was replaced by a defined dollar benefit to pay the premiums for Medicare Part D.

In connection with the acquisition of NCNG, we acquired certain pension liabilities related to a supplemental executive retirement plan (SERP) for 10 former retirees or directors of NCNG. The nonqualified SERP provides for a defined benefit payment to the former employee, director or their surviving spouse. There are no assets related to the plan, and no additional benefits accrue to the participants. Payments to the participants are made from operating funds during the year.

In addition, there is a nonqualified retirement plan for non-employee directors which provides retirement benefits to directors of the Company who were elected on or prior to August 20, 2003. Both of these nonqualified plans are presented below.

We also have a SERP covering all officers at the vice president level and above. It provides supplemental retirement income for officers whose benefits under the Company’s qualified retirement plan are limited by tax code provisions. The level of insurance benefit and target retirement income benefits intended to be provided under the SERP depend upon the position of the officer. The SERP is funded by life insurance policies covering each officer, and the policy is owned exclusively by each officer. Premiums on these policies paid and expensed by us, as grossed up for taxes to the individual officer, totaled $.7 million in 2006, $1 million in 2005 and $86,000 in 2004.

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of changes in the plans’ benefit obligations and fair value of assets for the years ended October 31, 2006 and 2005, and a statement of the funded status as recorded in the consolidated balance sheets as of October 31, 2006 and 2005, are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
	2006	2005	2006	2005	2006	2005
	In thousands

Change in benefit obligation:
Obligation at beginning of year	$236,608	$226,315	$4,484	$4,698	$30,732	$38,874
Service cost	10,972	11,278	66	61	1,134	1,391
Interest cost	13,436	12,816	239	255	1,747	2,151
Plan amendments	—	—	—	—	—	(5,934)
Actuarial (gain) loss	(190)	(1,792)	84	(9)	3,816	(3,260)
Benefit payments	(24,497)	(12,009)	(531)	(521)	(3,177)	(2,490)

Obligation at end of year	$236,329	$236,608	$4,342	$4,484	$34,252	$30,732

Change in fair value of plan assets:
Fair value at beginning of year	$199,159	$181,244	$—	$—	$15,275	$14,045
Actual return on plan assets	22,681	13,121	—	—	1,740	964
Employer contributions	15,100	17,300	531	521	2,962	2,721
Administrative expenses	(517)	(497)	—	—	—	—
Benefit payments	(24,497)	(12,009)	(531)	(521)	(3,177)	(2,455)

Fair value at end of year	$211,926	$199,159	$—	$—	$16,800	$15,275

Funded status:
Funded status at end of year	$(24,403)	$(37,449)	$(4,342)	$(4,484)	$(17,452)	$(15,459)
Unrecognized transition obligation	—	—	—	—	4,669	5,336
Unrecognized prior-service cost	4,395	5,327	—	—	—	—
Unrecognized actuarial (gain) loss	34,615	40,462	220	136	(1,553)	(4,996)

Accrued benefit asset (liability)	$14,607	$8,340	$(4,122)	$(4,348)	$(14,336)	$(15,119)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$14,607	$8,340	$—	$—	$—	$—
Accrued benefit liability	—	—	(4,342)	(4,484)	(14,336)	(15,119)
Intangible asset	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	220	136	—	—

Net amount recognized at year end	$14,607	$8,340	$(4,122)	$(4,348)	$(14,336)	$(15,119)

Other comprehensive income attributable to change in additional minimum pension liability recognition	$—	$(4,526)	$84	$(9)	$—	$—

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

Net periodic benefit cost for the years ended October 31, 2006, 2005 and 2004, includes the following components.

	Qualified Pension			Nonqualified Pension			Other Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	In thousands

Service cost	$10,972	$11,278	$9,698	$66	$61	$53	$1,134	$1,391	$1,338
Interest cost	13,436	12,816	12,084	239	255	282	1,747	2,151	2,547
Expected return on plan assets	(17,112)	(16,593)	(16,220)	—	—	—	(1,151)	(1,030)	(922)
Amortization of transition obligation	—	—	—	—	—	—	667	879	879
Amortization of prior service cost	933	933	931	—	—	—	—	1,285	1,030
Amortization of actuarial (gain) loss	604	378	—	—	—	—	(218)	—	280

Total	$8,833	$8,812	$6,493	$305	$316	$335	$2,179	$4,676	$5,152

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

The discount rate has been separately determined for each plan by projecting the plan’s cash flows and developing a zero-coupon spot rate yield curve using non-arbitrage pricing and Moody’s AA or better-rated non-callable bonds that produces similar results to a hypothetical bond portfolio. As of October 31, 2006, the benchmark was 5.78% for the Piedmont pension plan and the NCNG pension plan, 5.65% for the NCNG SERP, 5.69% for the directors’ SERP and 5.74% for OPEB.

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

The weighted average assumptions used in the measurement of the benefit obligation as of October 31, 2006 and 2005, are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
	2006	2005	2006	2005	2006	2005

Discount rate	5.78%	6.00%	5.67%	5.75%	5.74%	5.89%
Rate of compensation increase	4.01%	4.05%	N/A	N/A	4.01%	4.05%

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted average assumptions used to determine the net periodic benefit cost as of October 31, 2006, 2005 and 2004, are presented below.

	Qualified Pension			Nonqualified Pension			Other Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Discount rate	6.00%	5.75%	6.25%	5.75%	5.75%	6.25%	5.89%	5.75%	6.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A	8.50%	8.50%	8.50%
Rate of compensation increase	4.05%	3.97%	3.97%	N/A	N/A	N/A	N/A	N/A	N/A

The weighted-average asset allocations by asset category for the two pension plans and the OPEB plan as of October 31, 2006 and 2005, are presented below.

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Equity securities	68%	63%	48%	45%
Debt securities	32%	37%	52%	55%

Total	100%	100%	100%	100%

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

To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations for returns for each asset class, as well as target asset allocation of the pension and OPEB portfolios. We intend to use 8.5% as the expected long-term rate of return on the pension and OPEB plans for 2007.

We estimate that we will contribute $16.5 million to the qualified pension plans, $.6 million to the nonqualified pension plans and $3 million to the OPEB plan in 2007.

The Pension Protection Act of 2006 (PPA) was signed into law by the President of the United States on August 17, 2006. While the PPA will have some effect on specific plan provisions in our retirement programs, the primary effect will be to change the minimum funding requirements for plan years beginning in 2008. The PPA has directed the United States Department of the Treasury to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating funding requirements. Until regulations are issued by the Department of the Treasury, we are unable to determine the effect on our consolidated financial statements.

Because we believe that our plans are well funded, we expect the PPA to reduce our contributions to the pension plan that would otherwise have been required to be made beginning in 2008, deferring them to a later year. However, the amount of future year-by-year contributions is not expected to be materially different from our current projections.

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the next ten years ending October 31 as follows.

	Qualified	Nonqualified	Other
	Pension	Pension	Benefits
	In thousands

2007	$14,774	$495	$2,785
2008	11,239	459	2,705
2009	12,184	443	2,711
2010	15,003	443	2,768
2011	14,415	417	2,762
2012 - 2016	76,294	1,836	14,661

The assumed health care cost trend rates used in measuring the accumulated OPEB obligation for the medical plans for all participants as of October 31, 2006 and 2005, are presented below.

	2006	2005

Health care cost trend rate assumed for next year	9.00%	9.75%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

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

The health care cost trend rate assumptions could have a significant effect on the amounts reported. A change of 1% would have the following effects.

	1% Increase	1% Decrease
	In thousands

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost for the year ended October 31, 2006	$85	$(106)
Effect on the health care cost component of the accumulated postretirement benefit obligation as of October 31, 2006	1,277	(1,272)

We maintain salary investment plans which are profit-sharing plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Tax Code), which include qualified cash or deferred arrangements under Tax Code Section 401(k). The salary investment plans are subject to the provisions of the Employee Retirement Income Security Act. Full-time employees who have completed 30 days of continuous service and have attained age 18 are eligible to participate. Participants may defer a portion of their base salary to the plans and we match a portion of their contributions. Employee contributions vest immediately and company contributions vest after six months of service. For the years ended October 31, 2006, 2005 and 2004, our matching contributions totaled $3.3 million, $3.2 million and $2.9 million, respectively. There are several investment options available to enable participants to diversify their accounts. Participants may invest in Piedmont stock up to a maximum of 20% of their account.

As a result of a plan merger effective in 2001, participants’ accounts in our employee stock ownership plan (ESOP) were transferred into our salary investment plans. Former ESOP participants may remain invested in Piedmont common stock in their salary investment plan or may sell the common stock at any time and

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

reinvest the proceeds in other available investment options. The tax benefit of any dividends paid on ESOP shares still in participants’ accounts is reflected in the consolidated statement of stockholders’ equity as an increase in retained earnings.

9.	Employee Share-Based Plans

Under the LTIP, the Board of Directors has awarded units to eligible officers and other participants. Depending upon the levels of performance targets achieved by Piedmont during multi-year performance periods, distribution of those awards may be made in the form of shares of common stock and cash withheld for payment of applicable taxes on the compensation. The LTIP requires that a minimum threshold performance be achieved in order for any award to be distributed. For the years ended October 31, 2006, 2005 and 2004, we recorded compensation expense for the LTIP of $5.4 million, $4 million and $3.1 million, respectively. Shares of common stock to be issued under the LTIP are contingently issuable shares and are included in our calculation of fully diluted earnings per share.

We have four awards under the LTIP with three-year performance periods ending October 31, 2006, October 31, 2007, October 31, 2008 and October 31, 2009. Fifty percent of the units awarded will be based on achievement of a target annual compounded increase in basic earnings per share (EPS). For this 50% portion, an EPS performance of 80% of target will result in an 80% payout, an EPS performance of 100% of target will result in a 100% payout and an EPS performance of 120% of target will result in a maximum 120% payout, and EPS performance levels between these levels will be subject to mathematical interpolation. EPS performance below 80% of target will result in no payout of this portion. The other 50% of the units awarded will be based on the achievement of a target total annual shareholder return in comparison to the A. G. Edwards Large Natural Gas Distribution Index industry peer group (Peer Group) total shareholder return (increase in the registrant’s common stock price plus dividends paid over the specified period of time). The total shareholder return performance measure will be the registrant’s percentile ranking in relationship to the Peer Group. For this 50% portion, a ranking below the 25th percentile will result in no payout, a ranking between the 25th and 39th percentile will result in an 80% payout, a ranking between the 40th and 49th percentile will result in a 90% payout, a ranking between the 50th and 74th percentile will result in a 100% payout, a ranking between the 75th and 89th percentile will result in a 110% payout, and a ranking at or above the 90th percentile will result in a maximum 120% payout.

We have one additional award with a five-year performance period that ended October 31, 2006, for a group of retired employees with 75% of the units awarded being based on achievement of a target cumulative increase in net income and 25% of the units awarded based on achievement of a target total annual shareholder return in comparison to the Peer Group discussed above and in the same percentile rankings. The payout under this award will occur over a three-year period.

As of October 31, 2006 and 2005, we have accrued $11.4 million and $9.3 million for these awards. The accrual is based on the fair market value of our stock at the end each quarter. The liability is re-measured to market value at the settlement date.

On September 1, 2006, the Board of Directors approved a grant under our Incentive Compensation Plan (ICP) to our President and Chief Executive Officer of 65,000 restricted shares of our common stock with a value at the date of grant of $1.7 million, based on the average closing price of our stock during the period July 1-30, 2006. The restricted shares shall vest and be payable on the following schedule only if he is an employee on the vesting date for each tranche:

•	20% on September 1, 2009,

•	30% on September 1, 2010, and

•	50% on September 1, 2011.

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

During the vesting period, any dividends paid on these shares will be accrued and converted into additional shares at the closing price on the date of the dividend payment. The additional shares will vest according to the vesting schedule above. As of October 31, 2006, we have recorded $.06 million as compensation expense. We are recording compensation under the ICP on the straight-line method.

On a quarterly basis, we issue shares of common stock under the ESPP and have accounted for the issuance as an equity transaction. On November 1, 2005, we amended our plan to lower the discount from 10% to 5%. The purchase price on the purchase date is 95% of the average closing price as recorded on the New York Stock Exchange for the last month of the payroll contribution period.

As discussed in Note 5, we repurchase shares on the open market and such shares are then cancelled and become authorized but unissued shares available for issuance under our employee plans, including the ESPP, LTIP and ICP.

10.	Income Taxes

The components of income tax expense for the years ended October 31, 2006, 2005 and 2004, are as follows.

	2006		2005		2004
	Federal	State	Federal	State	Federal	State
	In thousands

Charged to operating income:
Current	$27,470	$4,977	$19,073	$3,880	$18,414	$9,298
Deferred	14,775	3,855	24,006	5,462	24,880	(557)
Amortization of investment tax credits	(534)	—	(541)	—	(550)	—

Total	41,711	8,832	42,538	9,342	42,744	8,741

Charged to other income (expense):
Current	9,052	1,427	15,588	2,966	11,293	2,236
Deferred	1,107	301	(6,407)	(1,701)	(2,582)	(385)

Total	10,159	1,728	9,181	1,265	8,711	1,851

Total	$51,870	$10,560	$51,719	$10,607	$51,455	$10,592

A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 2006, 2005 and 2004, is as follows.

	2006	2005	2004
	In thousands

Federal taxes at 35%	$55,867	$57,258	$55,032
State income taxes, net of federal benefit	6,864	6,894	6,885
Amortization of investment tax credits	(534)	(541)	(550)
Sale of propane interests	—	(1,624)	—
Other, net	233	339	680

Total	$62,430	$62,326	$62,047

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of October 31, 2006 and 2005, deferred income taxes consisted of the following temporary differences.

	2006	2005
	In thousands

Utility plant	$226,866	$208,947
Equity method investments	15,419	12,114
Revenues and cost of gas	25,356	25,273
Other, net	(7,145)	(10,156)

Net deferred income tax liabilities	$260,496	$236,178

As of October 31, 2006 and 2005, total deferred income tax liabilities were $281.8 million and $261.6 million and total net deferred income tax assets were $21.3 million and $25.4 million, respectively. Total net deferred income tax assets as of October 31, 2006 and 2005, were net of a valuation allowance of $.6 million, respectively, for net operating loss carryforwards that we believed were more likely than not to expire before we could use them. Piedmont and its wholly owned subsidiaries file a consolidated federal income tax return. Prior to October 25, 2005, EasternNC filed a separate federal income tax return as we did not own the prerequisite 80% share of EasternNC to allow EasternNC to participate in our consolidated federal return. With Piedmont’s acquisition of the remaining 50% interest in EasternNC, EasternNC became a member of Piedmont’s consolidated group on October 25, 2005, and was immediately merged into Piedmont. As of the acquisition date, EasternNC had federal and state net operating loss carryforwards of $7.5 million that expire from 2017 through 2025. Piedmont may use the EasternNC federal loss carryforwards to offset taxable income, subject to an annual limitation of $.3 million.

A reconciliation of changes in the deferred tax valuation allowance for the years ended October 31, 2006, 2005 and 2004, is as follows.

	2006	2005	2004
	In thousands

Balance at beginning of year	$583	$1,245	$1,073
Charged (credited) to income tax expense	(15)	(662)	172

Balance at end of year	$568	$583	$1,245

During the years ended October 31, 2004 and October 31, 2006, the Internal Revenue Service finalized its audit of our returns for the tax years ended October 31, 2001 and 2002, respectively. The audit results, which did not have a material effect on our financial position or results of operations, have been reflected in the consolidated financial statements. The Internal Revenue Service is auditing our tax returns for the tax years ended October 31, 2003 through October 31, 2005. We believe the results of the audit will not have a material effect on our financial position or results of operations.

11.	Equity Method Investments

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

As of October 31, 2006, there were no amounts that represented undistributed earnings of our 50% or less owned equity method investments in our retained earnings.

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cardinal Pipeline Company, L.L.C.

We own 21.48% of the membership interests in Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. The other members are subsidiaries of The Williams Companies, Inc., and SCANA Corporation. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. Cardinal has firm service agreements with local distribution companies for 100% of the firm transportation capacity on the pipeline, of which Piedmont subscribes to approximately 38%. Cardinal is dependent on the Williams-Transco pipeline system to deliver gas into its system for service to its customers. Cardinal’s long-term debt is secured by Cardinal’s assets and by each member’s equity investment in Cardinal.

We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. For each of the years ended October 31, 2006, 2005 and 2004, these gas costs were $4.7 million. As of October 31, 2006 and 2005, we owed Cardinal $.1 million and $.4 million, respectively.

Summarized financial information provided to us by Cardinal for 100% of Cardinal as of September 30, 2006 and 2005, and for the twelve months ended September 30, 2006, 2005 and 2004, is presented below.

	2006	2005	2004
	In thousands

Current assets	$8,717	$7,270
Non-current assets	85,933	88,250
Current liabilities	4,458	3,294
Non-current liabilities	35,520	37,440
Revenues	15,524	15,525	$15,567
Gross profit	15,524	15,525	15,567
Income before income taxes	8,785	8,368	8,102

Pine Needle LNG Company, L.L.C.

We own 40% of the membership interests in Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. The other members are the Municipal Gas Authority of Georgia and subsidiaries of The Williams Companies, Inc., SCANA Corporation and Hess Corporation. Pine Needle owns an interstate liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC). Pine Needle has firm service agreements for 100% of the storage capacity of the facility, of which Piedmont subscribes to approximately 64%.

Pine Needle enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. Our share of movements in the market value of these agreements are recorded as a hedge in “Accumulated other comprehensive income (loss)” in the consolidated balance sheets. Pine Needle’s long-term debt is secured by Pine Needle’s assets and by each member’s equity investment in Pine Needle.

We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. For the years ended October 31, 2006, 2005 and 2004, these gas costs were $12.7 million, $12.4 million and $12.3 million, respectively. As of October 31, 2006 and 2005, we owed Pine Needle $1.1 million.

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

Summarized financial information provided to us by Pine Needle for 100% of Pine Needle as of September 30, 2006 and 2005, and for the twelve months ended September 30, 2006, 2005 and 2004, is presented below.

	2006	2005	2004
	In thousands

Current assets	$10,823	$8,653
Non-current assets	88,879	92,255
Current liabilities	8,208	6,752
Non-current liabilities	34,835	40,251
Revenues	19,231	19,870	$19,357
Gross profit	19,231	19,870	19,357
Income before income taxes	10,047	9,480	9,372

US Propane, L.P.

Prior to January 20, 2004, we owned 20.69% of the membership interests in US Propane, L.P. The other members were subsidiaries of TECO Energy, Inc., AGL Resources, Inc. and Atmos Energy Corporation. US Propane owned all of the general partnership interest and approximately 26% of the limited partnership interest in Heritage Propane Partners, L.P. (Heritage Propane), a marketer of propane through a nationwide retail distribution network. In January 2004, we, along with the other members, completed the sale of US Propane’s general and limited partnership interests in Heritage Propane for $130 million.

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

SouthStar Energy Services LLC

We own 30% of the membership interests in SouthStar Energy Services LLC, a Delaware limited liability company. Under the terms of the Amended and Restated Limited Liability Company Agreement (Restated Agreement) effective January 1, 2004, earnings and losses are allocated 25% to us and 75% to the other member, Georgia Natural Gas Company (GNGC), a subsidiary of AGL Resources, Inc. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States; however, SouthStar conducts most of its business in the unregulated retail gas market in Georgia.

Contained in the SouthStar Restated Agreement mentioned above between us and GNGC, there are provisions providing for the disposition of ownership interests between members, including a provision granting three options to GNGC to purchase our ownership interest in SouthStar. By November 1, 2007, with the option effective on January 1, 2008 (2008 option), GNGC has the option to purchase one-third of our 30% interest in SouthStar. With the same notice in the following years, GNGC has the option to purchase 50% of our interest to be effective on January 1, 2009 (2009 option), and 100% of our interest to be effective on January 1, 2010. The purchase price would be based on the market value of SouthStar as defined in the Restated Agreement.

If GNGC exercises either the 2008 option or the 2009 option, we, at our discretion, may cause GNGC to purchase our entire ownership interest.

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

For further information on this provision, please see the Restated Agreement that was filed with the Securities and Exchange Commission (SEC) as Exhibit 10.1 in our Form 10-Q for the quarter ended April 30, 2004.

SouthStar’s business is seasonal in nature as variations in weather conditions generally result in greater revenue and earnings during the winter months when weather is colder. Also, because SouthStar is not a rate-regulated company, the timing of its earnings can be affected by changes in the wholesale price of natural gas. While SouthStar uses financial contracts to moderate the effect of price changes on the timing of its earnings, wholesale price volatility can cause variations in the timing of the recognition of earnings.

These financial contracts, in the form of futures, options and swaps, are considered to be derivatives and fair value is based on selected market indices. Our share of movements in the market value of these contracts are recorded as a hedge in “Accumulated other comprehensive income (loss)” in the consolidated balance sheets.

We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record in operating revenues the amounts billed to SouthStar. For the years ended October 31, 2006, 2005 and 2004, these operating revenues were $21.6 million, $10.3 million and $2.7 million, respectively. As of October 31, 2006 and 2005, SouthStar owed us $.8 million and $.9 million, respectively.

Summarized financial information provided to us by SouthStar for 100% of SouthStar as of September 30, 2006 and 2005, and for the twelve months ended September 30, 2006, 2005 and 2004, is presented below.

	2006	2005	2004
	In thousands

Current assets	$195,893	$208,537
Non-current assets	11,136	15,497
Current liabilities	69,438	109,111
Non-current liabilities	870	—
Revenues	1,053,770	861,091	$790,288
Gross profit	155,416	148,885	122,811
Income before income taxes	88,765	91,200	72,056

Hardy Storage Company LLC

Piedmont Hardy Storage Company, LLC (Piedmont Hardy), a wholly-owned subsidiary of Piedmont, owns 50% of the membership interests in Hardy Storage Company, LLC (Hardy Storage), a West Virginia limited liability company. The other owner is a subsidiary of Columbia Gas Transmission Corporation, a subsidiary of NiSource Inc. Hardy Storage is constructing an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia, that it intends to own and operate. The storage facility is expected to be in service in April 2007. On June 29, 2006, Hardy Storage signed a note purchase agreement for interim notes and a revolving equity bridge facility for up to a total of $173.1 million for funding during the construction period. Once in service and after the satisfaction of certain conditions in the note purchase agreement, the two members of Hardy Storage will pay off 30% of the construction financing with their equity contributions and the remaining 70% debt will convert to a fifteen-year mortgage-style debt instrument without recourse to the members. The other member of Hardy Storage will contribute assets and cash as part of its share of the 30% owner contributions, and we will contribute cash as our share.

The members of Hardy Storage have each agreed to guarantee 50% of the construction financing. The guaranty was executed by Piedmont Energy Partners, Inc. (PEP), a wholly owned subsidiary of Piedmont and a sister company of Piedmont Hardy. Our share of the guaranty is capped at $111.5 million. Depending upon

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

the facility’s performance over the first three years after the in-service date, there could be additional construction requiring debt of up to $10 million, of which PEP will guarantee 50%.

Securing PEP’s guaranty is a pledge of intercompany notes issued by Piedmont held by non-utility subsidiaries of PEP. Should Hardy Storage be unable to perform its payment obligation under the construction financing, PEP will call on Piedmont for the payment of the notes, plus accrued interest, for the amount of the guaranty. Also pledged is our membership interests in Hardy Storage.

As we are in the formation stage of the joint venture, we are recording a liability at fair value for this guaranty based on the present value of 50% of the construction financing outstanding at the end of each quarter, with a corresponding increase to our investment account in the venture. As our risk in the project changes, the fair value of the guaranty is adjusted accordingly through a quarterly evaluation.

As of October 31, 2006, $65.1 million was outstanding under the construction financing, and we have recorded a guaranty liability of $1.8 million.

On November 1, 2005, the FERC issued an order granting a certificate of public convenience and necessity to Hardy Storage authorizing it to construct and operate the proposed project. In December 2005, two intervenors filed for rehearing with the FERC contesting the inclusion of income tax allowances in Hardy Storage’s rates. This issue was settled subsequently with the intervenors with no material effect on the project.

On October 26, 2006, Hardy Storage filed an application with the FERC for an amendment to its certificate of public convenience and necessity for approval of a settlement that establishes revised initial rates based on updated cost estimates. This application also requested expedited treatment for an order to be issued no later than February 28, 2007. The estimated cost of the project as refiled with the FERC is $164 million, an increase of $43 million from the original application of $121 million, due to higher costs for skilled labor, material and equipment for the project. The project sponsors continue to pursue the construction of the project with an anticipated in-service date of April 2007.

Summarized financial information provided to us by Hardy Storage for 100% of Hardy Storage as of October 31, 2006 and 2005, and for the twelve months ended October 31, 2006 and 2005, is presented below.

	2006		2005	2004
	In thousands

Current assets	$12,807		$8,107	n/a
Non-current assets	88,194		9,914
Current liabilities	39,873		2,644
Non-current liabilities	2,922		2,756
Revenues		*	*
Gross profit		*	*
Income before income taxes	2,023		123

*	Hardy Storage is not “in service” during the periods presented. The income above is related to AFUDC associated with the financing and construction activities of the storage facilities, and is recorded in accordance with regulatory guidelines.

12.	Business Segments

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

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Operations by segment for the years ended October 31, 2006, 2005 and 2004, and as of October 31, 2006 and 2005, are presented below.

	Regulated	Non-Utility
	Utility	Activities	Total
	In thousands

2006
Revenues from external customers	$1,924,628	$—	$1,924,628
Margin	523,479	—	523,479
Operations and maintenance expenses	219,353	503	219,856
Depreciation	89,696	4	89,700
Income from equity method investments	—	29,917	29,917
Interest expense	52,310	50	52,360
Operating income (loss) before income taxes	181,292	(623)	180,669
Income before income taxes and minority interest	130,730	28,889	159,619
Total assets	2,600,411	75,877	2,676,288
Equity method investments in non-utility activities	—	75,330	75,330
Construction expenditures	196,730	551	197,281

2005
Revenues from external customers	$1,761,091	$—	$1,761,091
Margin	499,139	—	499,139
Operations and maintenance expenses	206,983	214	207,197
Depreciation	85,169	—	85,169
Income from equity method investments	—	27,664	27,664
Interest expense	44,256	52	44,308
Operating income (loss) before income taxes	177,180	(403)	176,777
Income before income taxes and minority interest	135,758	28,440	164,198
Total assets	2,527,993	71,520	2,599,513
Equity method investments in non-utility activities	—	71,520	71,520
Construction expenditures	157,883	—	157,883

2004
Revenues from external customers	$1,529,739	$—	$1,529,739
Margin	488,369	—	488,369
Operations and maintenance expenses	200,282	172	200,454
Depreciation	82,276	—	82,276
Income from equity method investments	—	27,381	27,381
Interest expense	47,364	48	47,412
Operating income (loss) before income taxes	178,800	(234)	178,566
Income before income taxes and minority interest	125,044	32,239	157,283
Construction expenditures	103,187	—	103,187

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reconciliations to the consolidated financial statements for the years ended October 31, 2006, 2005 and 2004, and as of October 31, 2006 and 2005, are as follows.

	2006	2005	2004
	In thousands

Operating Income:
Segment operating income before income taxes	$180,669	$176,777	$178,566
Utility income taxes	(50,543)	(51,880)	(51,485)
Non-utility activities before income taxes	623	403	234

Total	$130,749	$125,300	$127,315

Net Income:
Income before income taxes and minority interest for reportable segments	$159,619	$164,198	$157,283
Income taxes	(62,430)	(62,326)	(62,047)
Less minority interest	—	(602)	(48)

Total	$97,189	$101,270	$95,188

Consolidated Assets:
Total assets for reportable segments	$2,676,288	$2,599,513
Eliminations/Adjustments	57,651	2,977

Total	$2,733,939	$2,602,490

13.	Environmental Matters

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

As of October 31, 2006, our undiscounted environmental liability totaled $3.3 million, and consisted of $2.9 million for the four MGP sites and $.4 million for underground storage tanks not yet remediated. We increased the liability in 2006 by $.1 million and in 2005 by $.2 million to reflect the impact of inflation based on the consumer price index.

As of October 31, 2006, our regulatory assets for unamortized environmental costs totaled $3.8 million. The portion of the regulatory assets representing actual costs incurred, including the settlement payment to the third party, is being amortized as recovered in rates from customers.

Further evaluations of the MGP sites and the underground storage tank sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On October 30, 2003, in connection with the 2003 NCNG general rate case proceeding, the NCUC ordered an environmental regulatory liability of $3.5 million be established for refund to customers over the three-year period beginning November 1, 2003. This liability resulted from a payment made to NCNG by its insurers prior to our acquisition. As a part of the 2005 NCUC general rate case proceeding discussed in Note 3 to the consolidated financial statements, the NCUC ordered a new three-year amortization period for the unamortized balance as of June 30, 2005, beginning November 1, 2005.

On July 26, 2005, we were notified by the North Carolina Department of Environment and Natural Resources that we were named as a potentially responsible party for alleged environmental problems associated with an underground storage tank site. We owned this site for less than two years several years ago in connection with a non-utility venture. There have been at least four owners of the site. We contractually transferred any clean-up costs to the new owner of the site when we sold this venture. Our current estimate of the cost to remediate the site is approximately $124,800. It is unclear how many of the former owners may ultimately be held liable for this site; however, based on the uncertainty of the ultimate liability, we established a non-regulated environmental liability for $31,200, one-fourth of the estimated cost.

14.	Restructuring

On April 13, 2006, we announced plans to restructure our management group at an estimated one-time cost of $7 to $8 million. The restructuring plans were a part of an ongoing, larger effort aimed at streamlining business processes, capturing operational and organizational efficiencies and improving customer service. The restructuring began with an offer of early retirement for 23 employees in our management group, and eventually included the further consolidation and reorganization of management positions and functions that was completed in July 2006.

Since April, we have recognized a liability and expense of $7.9 million, which was included in operations and maintenance expense for the cost of the restructuring program. This liability included early retirement for 22 employees of the management group and severance for 17 additional employees through further consolidation. Due to the short discount period, the liability for the program was recorded at its gross value.

A reconciliation of activity to the liability is as follows:

In thousands

Costs incurred and expensed	$7,982
Costs paid	(6,748)
Adjustment to accruals	(79)

Ending liability, October 31, 2006	$1,155

15.	Subsequent Events

On November 7, 2006, we entered into an accelerated share repurchase program whereby we purchased and retired 1 million shares of our common stock from an investment bank at the closing price that day of $26.48 per share. Total consideration paid to purchase the shares of $26.6 million, including $118,800 in commissions and other fees, was recorded in “Stockholders’ equity” as a reduction in “Common stock.” As

Piedmont Natural Gas Company, Inc.

Notes to Consolidated Financial Statements — (Continued)

part of the accelerated share repurchase, we simultaneously entered into a forward sale contract with the investment bank that is expected to mature in approximately 50 trading days. Under the terms of the forward sale contract, the investment bank is required to purchase, in the open market, 1 million shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, are required to either pay cash or issue registered or unregistered shares of our common stock to the investment bank if the investment bank’s weighted average purchase price is higher than the November 7, 2006, closing price. The investment bank is required to pay us either cash or shares of our common stock, at our option, if the investment bank’s weighted average price for the shares purchased is lower than the November 7, 2006, closing price.

* * * * *

Selected Quarterly Financial Data (In thousands except per share amounts)

					Earnings (Loss)
				Net	per Share of
	Operating		Operating	Income	Common Stock
	Revenues	Margin	Income (Loss)	(Loss)	Basic	Diluted

Fiscal Year 2006
January 31	$921,347	$209,372	$81,161	$71,997	$0.94	$0.94
April 30	483,198	154,010	44,200	43,742	0.57	0.57
July 31	237,874	72,982	(1,026)	(12,389)	(0.16)	(0.16)
October 31	282,209	87,115	6,414	(6,161)	(0.08)	(0.08)

Fiscal Year 2005
January 31	$680,556	$202,620	$78,919	$71,277	$0.93	$0.93
April 30	508,035	140,657	40,914	39,632	0.52	0.52
July 31	232,912	76,616	2,984	(4,666)	(0.06)	(0.06)
October 31	339,588	79,246	2,483	(4,973)	(0.06)	(0.06)

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

Management’s Evaluation of Disclosure Controls and Procedures

Management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Such disclosure controls and procedures are designed to ensure that all information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation process, the Chief Executive Officer and the Chief Financial Officer have concluded that we have effective disclosure controls and procedures as of October 31, 2006. Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are on Page 70 and Page 71, respectively. There were no changes in our internal control over financial reporting during the fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

January 12, 2007

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

We have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that as of October 31, 2006, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2006, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm. Their attestation report is on Page 71.

Piedmont Natural Gas Company, Inc.

/s/ Thomas E. Skains
Thomas E. Skains
Chairman, President and Chief Executive Officer

/s/  David J. Dzuricky
David J. Dzuricky
Senior Vice President and Chief Financial Officer

/s/  Jose M. Simon
Jose M. Simon
Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Piedmont Natural Gas Company, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Piedmont Natural Gas Company Inc. and subsidiaries (“Piedmont”) maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Piedmont’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Piedmont’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Piedmont maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Piedmont maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Piedmont as of and for the year ended October 31, 2006, and our report dated January 12, 2007 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Charlotte, North Carolina
January 12, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning our executive officers and directors is set forth in the sections entitled “Information Regarding the Board of Directors” and “Executive Officers” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which sections are incorporated in this annual report on Form 10-K by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning our Audit Committee and our Audit Committee financial experts is set forth in the section entitled “Committees of the Board” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that is applicable to all our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our annual report on Form 10-K for the year ended October 31, 2003, and is available on our website at www.piedmontng.com. If we amend the Code of Business Conduct and Ethics or grant a waiver, including an implicit waiver, from the Code of Business Conduct and Ethics, we will disclose the amendment or waiver on our website within four business days of such amendment or waiver.

Item 11.	Executive Compensation

Information for this item is set forth in the sections entitled “Executive Compensation and Other Information,” “Directors’ Compensation Policy,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation” and “Comparisons of Cumulative Total Shareholder Returns” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which sections are incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is set forth in the section entitled “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

We know of no arrangement, or pledge, which may result in a change in control. Information describing any material changes to the procedures for recommending nominees to the Board is set forth in the section entitled “Commonly Asked Questions” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning securities authorized for issuance under our equity compensation plans is set forth in the section entitled “Long-Term Incentive Plan Awards — Awards in Last Fiscal Year” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions

Information for this item is set forth in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accounting Fees and Services

Information for this item is set forth in the section entitled “Fees For Services” in “Proposal B — Ratification of Deloitte & Touche As Independent Registered Public Accounting Firm For Fiscal Year 2007” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which section is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements for the year ended October 31, 2006, are included in Item 8 of this report as follows:

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
The exhibits numbered 10.1 through 10.26 are management contracts or compensatory plans or arrangements.
3.1	Articles of Incorporation of the Company as of March 3, 2006, filed in the Department of State of the State of North Carolina (Exhibit 4.1, Form S-8 Registration Statement No. 333-132738).
3.2	Copy of Certificate of Merger (New York) and Articles of Merger (North Carolina), each dated March 1, 1994, evidencing merger of Piedmont Natural Gas Company, Inc., with and into PNG Acquisition Company, with PNG Acquisition Company being renamed ‘‘Piedmont Natural Gas Company, Inc.” (Exhibits 3.2 and 3.1, Registration Statement on Form 8-B, dated March 2, 1994).
3.3	By-Laws, dated February 27, 2004 (Exhibit 3.1, Form 10-Q for the quarter ended April 30, 2004).
4.1	Note Agreement, dated as of September 21, 1992, between Piedmont and Provident Life and Accident Insurance Company (Exhibit 4.30, Form 10-K for the fiscal year ended October 31, 1992).
4.2	Indenture, dated as of April 1, 1993, between Piedmont and Citibank, N.A., Trustee (Exhibit 4.1, Form S-3 Registration Statement No. 33-59369).
4.3	Medium-Term Note, Series A, dated as of July 23, 1993 (Exhibit 4.7, Form 10-K for the fiscal year ended October 31, 1993).

4.4	Medium-Term Note, Series A, dated as of October 6, 1993 (Exhibit 4.8, Form 10-K for the fiscal year ended October 31, 1993).
4.5	First Supplemental Indenture, dated as of February 25, 1994, between PNG Acquisition Company, Piedmont Natural Gas Company, Inc., and Citibank, N.A., Trustee (Exhibit 4.2, Form S-3 Registration Statement No. 33-59369).
4.6	Medium-Term Note, Series A, dated as of September 19, 1994 (Exhibit 4.9, Form 10-K for the fiscal year ended October 31, 1994).
4.7	Pricing Supplement of Medium-Term Notes, Series B, dated October 3, 1995 (Exhibit 4.10, Form 10-K for the fiscal year ended October 31, 1995).
4.8	Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996 (Exhibit 4.11, Form 10-K for the fiscal year ended October 31, 1996).
4.9	Rights Agreement, dated as of February 27, 1998, between Piedmont and Wachovia Bank, N.A., as Rights Agent, including the Rights Certificate (Exhibit 10.1, Form 8-K dated February 27, 1998).
4.10	Agreement of Substitution and Amendment of Common Shares Rights Agreement, dated as of December 18, 2003, between Piedmont and American Stock Transfer and Trust Company, Inc. (Exhibit 4.10, Form S-3 Registration Statement No. 333-111806).
4.11	Form of Master Global Note, executed September 9, 1999 (Exhibit 4.4, Form S-3 Registration Statement No. 333-26161).
4.12	Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement Nos. 33-59369 and 333-26161).
4.13	Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement Nos. 33-59369 and 333-26161).
4.14	Pricing Supplement No. 3 of Medium-Term Notes, Series C, dated September 26, 2000 (Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement No. 333-26161).
4.15	Form of Master Global Note, executed June 4, 2001 (Exhibit 4.4, Form S-3 Registration Statement No. 333-62222).
4.16	Pricing Supplement No. 1 of Medium-Term Notes, Series D, dated September 18, 2001 (Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement No. 333-62222).
4.17	Second Supplemental Indenture, dated as of June 15, 2003, between Piedmont and Citibank, N.A., Trustee (Exhibit 4.3, Form S-3 Registration Statement No. 333-106268).
4.18	Form of 5% Medium-Term Note, Series E, dated as of December 19, 2003 (Exhibit 99.1, Form 8-K, dated December 23, 2003).
4.19	Form of 6% Medium-Term Note, Series E, dated as of December 19, 2003 (Exhibit 99.2, Form 8-K, dated December 23, 2003).
4.20	Third Supplemental Indenture, dated as of June 20, 2006, between Piedmont Natural Gas Company, Inc. and Citibank, N.A., as trustee (Exhibit 4.1, Form 8-K dated June 20, 2006).
4.21	Form of 6.25% Insured Quarterly Note Series 2006, Due 2036 (Exhibit 4.2 (as included in Exhibit 4.1), Form 8-K dated June 20, 2006).
Compensatory Contracts:
10.1	Form of Director Retirement Benefits Agreement with outside directors, dated September 1, 1999 (Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 1999).
10.2	Resolution of Board of Directors, September 2, 2005, establishing compensation for non-management directors (Exhibit 10.1, Form 8-K dated September 9, 2005).
10.3	Executive Long-Term Incentive Plan, dated February 27, 2004 (Exhibit 10.2, Form 10-Q for quarter ended April 30, 2004).
10.4	Establishment of Measures for Long-Term Incentive Plan #10 (filed in Form 8-K dated October 20, 2006, as Item 1.01).
10.5	Form of Award Agreement under Executive Long-Term Incentive Plan.
10.6	Employment Agreement with David J. Dzuricky, dated December 1, 1999 (Exhibit 10.37, Form 10-K for the fiscal year ended October 31, 1999).

10.7	Employment Agreement with Thomas E. Skains, dated December 1, 1999 (Exhibit 10.40, Form 10-K for the fiscal year ended October 31, 1999).
10.8	Employment Agreement with Franklin H. Yoho, dated March 18, 2002 (Exhibit 10.23, Form 10-K for the fiscal year ended October 31, 2002).
10.9	Employment Agreement with Michael H. Yount, dated May 1, 2006 (Exhibit 10.1, Form 10-Q for the quarter ended April 30, 2006).
10.10	Employment Agreement with Kevin M. O’Hara, dated May 1, 2006 (Exhibit 10.2, Form 10-Q for the quarter ended April 30, 2006).
10.11	Severance Agreement with David J. Dzuricky, dated December 1, 1999 (Exhibit 10.41, Form 10-K for the fiscal year ended October 31, 1999).
10.12	Severance Agreement with Thomas E. Skains, dated December 1, 1999 (Exhibit 10.44, Form 10-K for the fiscal year ended October 31, 1999).
10.13	Severance Agreement with Franklin H. Yoho, dated March 18, 2002 (Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 2002).
10.14	Severance Agreement with Michael H. Yount, dated May 1, 2006 (Exhibit 10.3, Form 10-Q for the quarter ended April 30, 2006).
10.15	Severance Agreement with Kevin M. O’Hara, dated May 1, 2006 (Exhibit 10.4, Form 10-Q for the quarter ended April 30, 2006).
10.16	Severance Agreement with June B. Moore, dated May 1, 2006 (Exhibit 10.5, Form 10-Q for the quarter ended April 30, 2006).
10.17	Severance Agreement with Jane R. Lewis-Raymond, dated May 1, 2006 (Exhibit 10.6, Form 10-Q for the quarter ended April 30, 2006).
10.18	Piedmont Natural Gas Company, Inc. Supplemental Executive Benefit Plan (Amended and Restated as of November 1, 2004) (Exhibit 10.1, Form 8-K dated December 10, 2004).
10.19	Form of Participation Agreement under the Piedmont Natural Gas Company, Inc. Supplemental Executive Benefit Plan (Amended and Restated as of November 1, 2004) (with supplemental retirement benefit) (Exhibit 10.14, Form 10-K for the fiscal year ended October 31, 2004).
10.20	Form of Participation Agreement under the Piedmont Natural Gas Company, Inc. Supplemental Executive Benefit Plan (Amended and Restated as of November 1, 2004) (without supplemental retirement benefit) (Exhibit 10.15, Form 10-K for the fiscal year ended October 31, 2004).
10.21	Piedmont Natural Gas Company, Inc. Short-Term Incentive Plan (STIP) (effective November 1, 2003) (Exhibit 10.16, Form 10-K for the fiscal year ended October 31, 2004).
10.22	Form of Participation Agreement under the Piedmont Natural Gas Company, Inc. Short-Term Incentive Plan (STIP).
10.23	Establishment of Measures for 2007 Short-Term Incentive Plan (filed in Form 8-K dated October 20, 2006, as Item 1.01).
10.24	Jerry W. Amos Engagement Letter dated January 3, 2005 (Exhibit 10.1, Form 8-K filed January 6, 2005) (Exhibit 10.18, Form 10-K for the fiscal year ended October 31, 2004).
10.25	Piedmont Natural Gas Company, Inc. Incentive Compensation Plan (Exhibit 10.1, Form 8-K dated March 3, 2006).
10.26	Restricted Stock Award Agreement between Piedmont Natural Gas Company, Inc. and Thomas E. Skains, dated September 1, 2006.
Other Contracts:
10.27	Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, effective January 1, 2004, between Piedmont Energy Company and Georgia Natural Gas Company (Exhibit 10.1, Form 10-Q for the quarter ended April 30, 2004).
10.28	First Amendment to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of July 31, 2006, between Piedmont Energy Company and Georgia Natural Gas Company.

10.29	Amendment by Written Consent to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of August 28, 2006, between Piedmont Energy Company and Georgia Natural Gas Company.
10.30	Amendment by Written Consent to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 20, 2006, between Piedmont Energy Company and Georgia Natural Gas Company.
10.31	Equity Contribution Agreement, dated as of November 12, 2004, between Columbia Gas Transmission Corporation and Piedmont Natural Gas Company (Exhibit 10.1, Form 8-K dated November 16, 2004).
10.32	Construction, Operation and Maintenance Agreement by and Between Columbia Gas Transmission Corporation and Hardy Storage Company, LLC, dated November 12, 2004 (Exhibit 10.2, Form 8-K dated November 16, 2004).
10.33	Operating Agreement of Hardy Storage Company, LLC, dated as of November 12, 2004 (Exhibit 10.3, Form 8-K dated November 16, 2004).
10.34	Guaranty of Principal dated as of June 29, 2006, by Piedmont Energy Partners, Inc. in favor of U.S. Bank National Association, as agent (Exhibit 10.1, Form 8-K dated July 5, 2006).
10.35	Residual Guaranty dated as of June 29, 2006, by Piedmont Energy Partners, Inc. in favor of U.S. Bank National Association, as agent (Exhibit 10.2, Form 8-K dated July 5, 2006).
12	Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Piedmont Natural Gas Company, Inc.
            (Registrant)

By:	/s/ Thomas E. Skains
Thomas E. Skains
Chairman of the Board, President
and Chief Executive Officer

Date: January 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Skains Thomas E. Skains	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	January 12, 2007

/s/ David J. Dzuricky David J. Dzuricky	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	January 12, 2007

/s/ Jose M. Simon Jose M. Simon	Vice President and Controller (Principal Accounting Officer)	January 12, 2007

Signature	Title	Date

/s/ Jerry W. Amos Jerry W. Amos	Director	January 12, 2007

/s/ E. James Burton E. James Burton	Director	January 12, 2007

/s/ D. Hayes Clement D. Hayes Clement	Director	January 12, 2007

/s/ Malcolm E. Everett III Malcolm E. Everett III	Director	January 12, 2007

/s/ John W. Harris John W. Harris	Director	January 12, 2007

/s/ Aubrey B. Harwell, Jr. Aubrey B. Harwell, Jr.	Director	January 12, 2007

/s/ Muriel W. Sheubrooks Muriel W. Sheubrooks	Director	January 12, 2007

/s/ Frank B. Holding, Jr. Frank B. Holding, Jr.	Director	January 12, 2007

/s/ Minor M. Shaw Minor M. Shaw	Director	January 12, 2007

/s/ David E. Shi David E. Shi	Director	January 12, 2007

/s/ Vicki McElreath Vicki McElreath	Director	January 12, 2007

Piedmont Natural Gas Company, Inc.
Form 10-K
For the Fiscal Year Ended October 31, 2006

Exhibits

10.5	Form of Award Agreement under Executive Long-Term Incentive Plan
10.22	Form of Participation Agreement under the Piedmont Natural Gas Company, Inc. Short-Term Incentive Plan (STIP)
10.26	Restricted Stock Award Agreement between Piedmont Natural Gas Company, Inc. and Thomas E. Skains, dated September 1, 2006
10.28	First Amendment to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of July 31, 2006, between Piedmont Energy Company and Georgia Natural Gas Company
10.29	Amendment by Written Consent to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of August 28, 2006, between Piedmont Energy Company and Georgia Natural Gas Company
10.30	Amendment by Written Consent to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 20, 2006, between Piedmont Energy Company and Georgia Natural Gas Company
12	Computation of Ratio of Earnings to Fixed Charges
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer