Form 10-Q
period 2007-04-30
PIEDMONT NATURAL GAS CO INC
filed 2007-06-08
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 4, 2007

Common Stock, no par value	73,909,836

Part I. Financial Information
Item. 1. Financial Statements
Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	April 30,	October 31,
	2007	2006
ASSETS
Utility Plant, at original cost	$2,827,976	$2,808,992
Less accumulated depreciation	727,381	733,682

Utility plant, net	2,100,595	2,075,310

Other Physical Property, at cost (net of accumulated depreciation of $2,118 in 2007 and $2,040 in 2006)	1,084	1,154

Current Assets:
Cash and cash equivalents	10,348	8,886
Trade accounts receivable (less allowance for doubtful accounts of $4,656 in 2007 and $1,239 in 2006)	150,553	90,493
Income taxes receivable	1	30,849
Other receivables	68	160
Unbilled utility revenues	39,578	45,938
Gas in storage	105,668	138,183
Gas purchase options, at fair value	8,832	3,147
Amounts due from customers	41,907	89,635
Prepayments	22,859	62,356
Other	5,552	6,317

Total current assets	385,366	475,964

Investments, Deferred Charges and Other Assets:
Equity method investments in non-utility activities	75,938	75,330
Goodwill	47,383	47,383
Unamortized debt expense	10,938	11,306
Regulatory cost of removal asset	12,722	12,086
Other	33,541	35,406

Total investments, deferred charges and other assets	180,522	181,511

Total	$2,667,567	$2,733,939

See notes to condensed consolidated financial statements.

	April 30,	October 31,
(In thousands)	2007	2006
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value - 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000 in 2007 and in 2006; shares outstanding: 73,894 in 2007 and 75,464 in 2006	490,261	532,764
Paid-in capital	227	56
Retained earnings	434,088	348,765
Accumulated other comprehensive income	(212)	1,340

Total stockholders’ equity	924,364	882,925
Long-term debt	825,000	825,000

Total capitalization	1,749,364	1,707,925

Current Liabilities:
Notes payable	29,500	170,000
Trade accounts payable	101,645	80,304
Other accounts payable	26,389	50,935
Income taxes accrued	12,216	1,184
Accrued interest	20,954	21,273
Customers’ deposits	24,575	22,308
Deferred income taxes	33,889	25,085
General taxes accrued	8,473	18,522
Amounts due to customers	156	123
Other	7,337	10,655

Total current liabilities	265,134	400,389

Deferred Credits and Other Liabilities:
Deferred income taxes	251,238	235,411
Unamortized federal investment tax credits	3,168	3,417
Cost of removal obligations	341,927	330,104
Other	56,736	56,693

Total deferred credits and other liabilities	653,069	625,625

Commitments and Contingencies (Note 11)	—	—

Total	$2,667,567	$2,733,939

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2007	2006	2007	2006
Operating Revenues	$531,579	$483,198	$1,208,820	$1,404,545
Cost of Gas	371,852	329,188	840,608	1,041,163

Margin	159,727	154,010	368,212	363,382

Operating Expenses:
Operations and maintenance	54,879	59,720	107,089	112,942
Depreciation	21,995	21,758	43,606	43,645
General taxes	8,358	8,061	17,617	16,771
Income taxes	23,874	20,271	67,582	64,663

Total operating expenses	109,106	109,810	235,894	238,021

Operating Income	50,621	44,200	132,318	125,361

Other Income (Expense):
Income from equity method investments	23,597	20,165	29,140	25,916
Non-operating income	53	266	184	285
Non-operating expense	(226)	(115)	(378)	(182)
Income taxes	(9,165)	(7,900)	(11,330)	(10,125)

Total other income (expense)	14,259	12,416	17,616	15,894

Utility Interest Charges	13,760	12,874	28,098	25,516

Net Income	$51,120	$43,742	$121,836	$115,739

Average Shares of Common Stock:
Basic	74,356	76,133	74,489	76,413
Diluted	74,613	76,371	74,773	76,651

Earnings Per Share of Common Stock:
Basic	$0.69	$0.57	$1.64	$1.51
Diluted	$0.69	$0.57	$1.63	$1.51

Cash Dividends Per Share of Common Stock	$0.25	$0.24	$0.49	$0.47
See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	April 30
	2007	2006
Cash Flows from Operating Activities:
Net income	$121,836	$115,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,956	45,717
Amortization of investment tax credits	(248)	(269)
Allowance for doubtful accounts	3,417	3,627
Allowance for funds used during construction	—	(1,498)
Earnings from equity method investments	(29,140)	(25,916)
Distribution of earnings from equity method investments	25,366	24,473
Deferred income taxes	25,627	18,448
Change in assets and liabilities	90,923	(109,120)

Net cash provided by operating activities	283,737	71,201

Cash Flows from Investing Activities:
Utility construction expenditures	(60,567)	(100,753)
Allowance for funds used during construction	(2,464)	—
Reimbursements from bond fund	—	13,134
Contributions to equity method investments	—	(5,569)
Distributions of capital from equity method investments	331	158
Decrease in restricted cash	—	13,108
Other	3,258	1,280

Net cash used in investing activities	(59,442)	(78,642)

Cash Flows from Financing Activities:
(Decrease) increase in notes payable, net of expenses of $370 in 2006	(140,500)	93,130
Expenses related to the issuance of long-term debt	(5)	—
Issuance of common stock through dividend reinvestment and employee stock plans	8,077	10,312
Repurchases of common stock	(53,844)	(46,779)
Dividends paid on common stock	(36,561)	(35,957)

Net cash (used in) provided by financing activities	(222,833)	20,706

Net Increase in Cash and Cash Equivalents	1,462	13,265
Cash and Cash Equivalents at Beginning of Period	8,886	7,065

Cash and Cash Equivalents at End of Period	$10,348	$20,330

Noncash Investing and Financing Activities:
Accrued construction expenditures	$(2,239)	$(5,150)
Guaranty	(112)	—
See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months		Six Months
	Ended April 30		Ended April 30
	2007	2006	2007	2006
Net Income	$51,120	$43,742	$121,836	$115,739

Other Comprehensive Income:
Unrealized gain from hedging activities of equity method investments, net of tax of $73 and $664 for the three months ended April 30, 2007 and 2006, respectively, and $83 and $2,088 for the six months ended April 30, 2007 and 2006, respectively	114	1,042	130	3,283
Reclassification adjustment from hedging activities of equity method investments included in net income, net of tax of ($1,290) and ($1,049) for the three months ended April 30, 2007 and 2006, respectively, and ($1,079) and ($1,260) for the six months ended April 30, 2007 and 2006, respectively	(2,010)	(1,653)	(1,682)	(1,986)

Total Comprehensive Income	$49,224	$43,131	$120,284	$117,036

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
          Seasonality and Use of Estimates.
In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at April 30, 2007 and October 31, 2006, the results of operations for the three months and six months ended April 30, 2007 and 2006, and cash flows for the six months ended April 30, 2007 and 2006. Our business is seasonal in nature. The results of operations for the three months and six months ended April 30, 2007 do not necessarily reflect the results to be expected for the full year.
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
          Significant Accounting Policies.
Our accounting policies are described in Note 1 to our Annual Report on Form 10-K for the year ended October 31, 2006. There were no significant changes to those accounting policies during the six months ended April 30, 2007.
          Rate-Regulated Basis of Accounting.
We follow Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement 71). Statement 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Statement 71, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to utility customers in future periods. The amounts recorded as regulatory assets in the condensed consolidated balance sheets as of April 30, 2007 and October 31, 2006, were $94.4 million and $143.5 million, respectively. The amounts recorded as regulatory liabilities in the condensed consolidated balance sheets as of April 30, 2007 and October 31, 2006, were $347.9 million and $337 million, respectively.
Significant inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with Statement 71. See Note 7 to the condensed consolidated financial statements for information on related party transactions.

          Recent Accounting Pronouncements.
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes,” and in May 2007 issued Staff Position 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP 48-1). FIN 48 defines a minimum recognition threshold that a tax position must meet to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interim period accounting, disclosure and transition requirements in accounting for uncertain tax positions. FSP 48-1 clarifies when a tax position is considered effectively settled under FIN 48. FIN 48 is effective the beginning of the first annual period beginning after December 15, 2006, and the guidance under FSP 48-1 should be applied upon the adoption of FIN 48. Accordingly, we will adopt FIN 48 and FSP 48-1 in our fiscal year 2008. We are currently assessing the impact FIN 48 may have on our consolidated financial statements; however, we believe the adoption of FIN 48 will not have a material impact on our financial position, results of operations or cash flows.
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
On May 31, 2007, we reached a settlement with the staff of the Tennessee Regulatory Authority (TRA) and the Consumer Advocate Division (CAD) of the Tennessee Attorney General’s Office, which, if approved by the TRA would modify our Tennessee Incentive Plan (TIP). The TIP settlement would clarify and simplify the calculation of allocated gains and losses to ratepayers and shareholders by adopting a uniform 75/25 sharing ratio, maintain the current $1.6 million annual incentive cap on gains and losses under the plan, improve the transparency of plan operations by specifying the request for proposal procedures for asset management transactions and provide for a triennial review of TIP operations by an independent consultant. The settlement was filed on June 4, 2007 with the TRA for approval.
3. Accelerated Share Repurchase Program.
On March 30, 2007, we entered into an accelerated share repurchase (ASR) agreement where we purchased 850,000 shares of our common stock from an investment bank at the closing price that day of $26.38 per share. The settlement and retirement of those shares occurred on April 2, 2007. Total consideration paid to purchase the shares of $22.5 million, including $25,500 in commissions and structuring fees, was recorded in “Stockholders’ equity” as a reduction in “Common stock.”
As part of the accelerated share repurchase, we simultaneously entered into a forward sale contract with the investment bank that was expected to mature in approximately 50 trading days. Under the terms of the forward sale contract, the investment bank is required to purchase, in the open market, 850,000 shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, are required to either pay cash or issue registered or unregistered shares of our common stock to the investment bank if the investment bank’s weighted average purchase price is higher than the March 30, 2007, closing price. The investment bank is required to pay us either cash or shares of our common stock, at our option, if the investment bank’s weighted average price for the shares purchased is lower than the March 30, 2007, closing price. The amount of the payment is the difference between the investment bank’s weighted average price per share and $26.38 per share multiplied by 850,000 shares.
We accounted for the forward sale contract as an equity instrument under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As the fair value of the forward sale contract at inception was zero, no accounting for the forward sale contract is required until settlement, as long as the forward sale continues to meet the requirements for classification as an equity instrument. As of April 30, 2007, the investment bank had purchased 505,200 shares at a cumulative weighted average price of $26.9498 per share.
Subsequent to the quarter ended April 30, 2007, the investment bank purchased the remaining 344,800 shares, which resulted in a cumulative weighted average price of $26.8459 per share for the entire 850,000 shares repurchased. At settlement on May 23, 2007, we paid cash of $.4 million to the investment bank and recorded this amount in “Stockholders’ equity” as a reduction in “Common stock.” The $.4 million was the difference between the investment bank’s weighted average purchase price of $26.8459 and the March 30, 2007, closing price of $26.38 per share multiplied by 850,000 shares.
4. Earnings Per Share.
We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the three months and six months ended April 30, 2007 and 2006 is presented below.

	Three Months		Six Months
In thousands except per share amounts	2007	2006	2007	2006
Net Income	$51,120	$43,742	$121,836	$115,739

Average shares of common stock outstanding for basic earnings per share	74,356	76,133	74,489	76,413
Contingently issuable shares:
Executive Long-Term Incentive Plan and Incentive Compensation Plan	251	234	281	236
Accelerated Share Repurchase Program	6	4	3	2

Average shares of dilutive stock	74,613	76,371	74,773	76,651

Earnings Per Share of common stock:
Basic	$0.69	$0.57	$1.64	$1.51
Diluted	$0.69	$0.57	$1.63	$1.51
5. Employee Benefit Plans.
Components of the net periodic benefit cost for our defined-benefit pension plans and our postretirement health care and life insurance benefits (OPEB) plan for the three months ended April 30, 2007 and 2006 are presented below.

	2007	2006	2007	2006	2007	2006
In thousands	Qualified Pension		Nonqualified Pension		Other Benefits
Three months
Service cost	$2,939	$3,149	$15	$16	$330	$409
Interest cost	3,286	3,971	69	72	471	629
Expected return on plan assets	(4,369)	(4,987)	—	—	(318)	(421)
Amortization of transition obligation	—	—	—	—	167	240
Amortization of prior service cost	148	268	—	—	—	—
Amortization of actuarial (gain) loss	246	224	—	—	—	(82)

Total	$2,250	$2,625	$84	$88	$650	$775

Components of the net periodic benefit cost for our defined-benefit pension plans and our OPEB plan for the six months ended April 30, 2007 and 2006 are presented below.

	2007	2006	2007	2006	2007	2006
In thousands	Qualified Pension		Nonqualified Pension		Other Benefits
Six months
Service cost	$5,877	$6,298	$30	$33	$661	$818
Interest cost	6,573	7,942	138	143	942	1,258
Expected return on plan assets	(8,737)	(9,974)	—	—	(636)	(842)
Amortization of transition obligation	—	—	—	—	333	480
Amortization of prior service cost	296	536	—	—	—	—
Amortization of actuarial (gain) loss	491	448	—	—	—	(164)

Total	$4,500	$5,250	$168	$176	$1,300	$1,550

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
Operations by segment for the three months and six months ended April 30, 2007 and 2006 are presented below.

	Regulated		Non-utility
	Utility		Activities		Total
In thousands	2007	2006	2007	2006	2007	2006
Three Months
Revenues from external customers	$531,579	$483,198	$—	$—	$531,579	$483,198
Margin	159,727	154,010	—	—	159,727	154,010
Operations and maintenance expenses	54,879	59,720	50	62	54,929	59,782
Income from equity method investments	—	—	23,597	20,165	23,597	20,165
Operating income (loss) before income taxes	74,495	64,471	(50)	(33)	74,445	64,438
Income before income taxes	60,697	51,882	23,462	20,031	84,159	71,913

Six Months
Revenues from external customers	$1,208,820	$1,404,545	$—	$—	$1,208,820	$1,404,545
Margin	368,212	363,382	—	—	368,212	363,382
Operations and maintenance expenses	107,089	112,942	185	76	107,274	113,018
Income from equity method investments	—	—	29,140	25,916	29,140	25,916
Operating income (loss) before income taxes	199,900	190,024	(287)	(205)	199,613	189,819
Income before income taxes	172,068	165,023	28,680	25,504	200,748	190,527
Reconciliations to the condensed consolidated statements of income for the three months and six months ended April 30, 2007 and 2006 are presented below.

	Three Months		Six Months
In thousands	2007	2006	2007	2006
Operating Income:
Segment operating income	$74,445	$64,438	$199,613	$189,819
Utility income taxes	(23,874)	(20,271)	(67,582)	(64,663)
Non-utility activities	50	33	287	205

Operating income	$50,621	$44,200	$132,318	$125,361

Net Income:
Income before income taxes for reportable segments	$84,159	$71,913	$200,748	$190,527
Income taxes	(33,039)	(28,171)	(78,912)	(74,788)

Net income	$51,120	$43,742	$121,836	$115,739

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
We own 21.49% of the membership interests in Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the North Carolina Utilities Commission (NCUC). We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. These gas costs for the three months and six months ended April 30, 2007 and 2006, are presented below.

	Three Months		Six Months
In thousands	2007	2006	2007	2006
Transportation Costs	$1,104	$1,142	$2,284	$2,323
As of April 30, 2007 and October 31, 2006, we owed Cardinal $.4 million and $.1 million, respectively.
We own 40% of the membership interests in Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. Pine Needle owns and operates an interstate liquefied natural gas storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC). We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. These gas costs for the three months and six months ended April 30, 2007 and 2006, are presented below.

	Three Months		Six Months
In thousands	2007	2006	2007	2006
Storage Costs	$2,957	$3,059	$6,199	$6,222
As of April 30, 2007 and October 31, 2006, we owed Pine Needle $1 million and $1.1 million, respectively.
We own 30% of the membership interests in SouthStar Energy Services LLC, a Delaware limited liability company. Under the terms of the Amended and Restated Limited Liability Company Agreement (Restated Agreement), earnings and losses are allocated 25% to us and 75% to the other member, Georgia Natural Gas Company (GNGC), a subsidiary of AGL Resources, Inc., with the exception of earnings and losses in the Ohio and Florida markets, which are allocated to us at our ownership percentage of 30%. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States, with most of its business being conducted in the unregulated retail gas market in Georgia. We have related party transactions as a wholesale gas supplier to SouthStar, and we record in operating revenues the amounts billed to SouthStar. Our operating revenues from these sales for the three months and six months ended April 30, 2007 and 2006, are presented below.

	Three Months		Six Months
In thousands	2007	2006	2007	2006
Operating Revenues	$929	$7,346	$3,583	$15,913
As of April 30, 2007 and October 31, 2006, SouthStar owed us $.9 million and $.8 million, respectively.
The SouthStar Restated Agreement mentioned above contains provisions providing for the disposition of ownership interests between members, including a provision granting three options to GNGC to purchase our ownership interest in SouthStar. By notice no later than November 1, 2007, with the option effective on January 1, 2008 (2008 option), GNGC has the option to purchase one-third of our 30% interest in SouthStar. With the same notice in the following years, GNGC has the option to purchase 50% of our interest to be effective on January 1, 2009 (2009 option), and 100% of our interest to be effective on January 1, 2010. The purchase price would be based on the market value of SouthStar as defined in the Restated Agreement.
If GNGC exercises either the 2008 option or the 2009 option, we, at our discretion, may cause GNGC to purchase our entire ownership interest.
For further information on this provision, please see the Restated Agreement that was filed with the Securities and Exchange Commission (SEC) as Exhibit 10.1 in our Form 10-Q for the quarter ended April 30, 2004.
Piedmont Hardy Storage Company, LLC (Piedmont Hardy), a wholly-owned subsidiary of Piedmont, owns 50% of the membership interests in Hardy Storage Company, LLC (Hardy Storage), a West Virginia limited liability company. The other owner is a subsidiary of Columbia Gas Transmission Corporation, a subsidiary of NiSource Inc. Hardy Storage owns and operates an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia, that is regulated by FERC. Service to customers began April 1, 2007 in the initial service phase and Hardy Storage continues to pursue construction related to subsequent phases of the project. On June 29, 2006, Hardy Storage signed a note purchase agreement for interim notes and a revolving equity bridge facility for up to a total of $173.1 million for funding during the construction period. After the satisfaction of certain conditions in the note purchase agreement, the two members of Hardy Storage will pay off 30% of the construction financing with their equity contributions and the remaining 70% debt will convert to a fifteen-year mortgage-style debt instrument without recourse to the members. We expect the conversion to occur in late spring to summer of 2008. In April 2007, the other member of Hardy Storage contributed assets as part of its share of the 30% owner contributions. Our corresponding share, which will be payable when permanent financing is obtained, is $12.9 million.
Prior to the conversion of the construction loan to permanent financing, the members of Hardy Storage have each agreed to guarantee 50% of the construction financing. The guaranty was executed by Piedmont Energy Partners, Inc. (PEP), a wholly-owned subsidiary of Piedmont and a sister company of Piedmont Hardy. Our share of the guaranty is capped at $111.5 million. Depending upon the facility’s performance over the first three years after the in-service date, there could be additional construction expenditures of up to $10 million, of which PEP will guarantee 50%.
Securing PEP’s guaranty is a pledge of intercompany notes issued by Piedmont held by non-utility subsidiaries of PEP. Should Hardy Storage be unable to perform its payment obligation under the construction financing, PEP will call on Piedmont for the payment of the notes, plus accrued interest, for the amount of the guaranty. Also pledged is our membership interest in Hardy Storage.
We are recording a liability at fair value for this guaranty based on the probability of project failure applied to 50% of the construction financing outstanding at the end of each quarter, with a corresponding increase to our investment account in the venture. As our risk in the project changes, the fair value of the guaranty is adjusted accordingly through a quarterly evaluation.
As of April 30, 2007, $113.9 million was outstanding under the construction loan, and we have recorded a guaranty liability of $1.7 million. Subsequent to the end of the quarter, an additional $4.9 million became outstanding under the construction financing.
On October 26, 2006, Hardy Storage filed an application with the FERC, for an amendment to its certificate of public convenience and necessity for approval of a settlement that establishes revised initial rates based on updated cost estimates. The estimated cost of the project as refiled with the FERC was $164 million, an increase of $43 million from the original application of $121 million, due to higher costs for skilled labor, material and equipment for the project. This application was approved by the FERC on March 15, 2007.
We have related party transactions as a customer of Hardy Storage beginning in April 2007, and we record in cost of gas the storage costs charged to us by Hardy Storage. These gas costs for the three months and six months ended April 30, 2007 and 2006, are presented below.

	Three Months		Six Months
In thousands	2007	2006	2007	2006
Storage Costs	$798	$—	$798	$—
As of April 30, 2007, we owed Hardy Storage $.8 million.
8. Financial Instruments.
We have a syndicated five-year revolving credit facility with aggregate commitments totaling $350 million, that may be increased up to $600 million, and that includes annual renewal options. This facility includes letters of credit. We pay an annual fee of $35,000 plus six basis points for any unused amount up to $350 million. The facility provides a line of credit for letters of credit up to $5 million. The credit facility bears interest based on the 30-day LIBOR rate plus from .15% to .35%, based on our credit ratings. At April 30, 2007 and October 31, 2006, outstanding short-term borrowings under the line as included in “Notes payable” in the condensed consolidated balance sheets were $29.5 million and $170 million, respectively. During the three months ended April 30, 2007, short-term borrowings ranged from zero to $230.5 million, and when borrowing under the facility, the actual interest rate for all borrowings, and the weighted average interest rate was 5.57%. During the six months ended April 30, 2007, short-term borrowings ranged from zero to $280.5 million, and when borrowing, interest rates ranged from 5.57% to 5.6% (weighted average of 5.58%). Our credit facility’s financial covenants require us to maintain a ratio of total debt outstanding, including letters of credit and guarantees of debt, to total capitalization of no greater than 70%, and our actual ratio was 48% at April 30, 2007.
We have purchased and sold financial derivative instruments for natural gas in all three states for our gas purchase portfolios. The prudently incurred gains or losses on financial derivatives utilized in the regulated utility segment are included in our rates to customers. Current period changes in the assets and liabilities from these risk management activities are recorded as a component of gas costs in amounts due customers in accordance with Statement 71. Accordingly, there is no earnings impact on the regulated utility segment as a result of the use of these financial derivatives. The fair value of gas purchase options increased from $3.1 million as of October 31, 2006, to $8.8 million as of April 30, 2007, primarily due to options being exercised or options expiring during the period and an increase in the market values of the financial derivative instruments held at April 30, 2007.
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
A reconciliation of activity to the liability during the quarter ended April 30, 2007 is as follows:

In thousands
Beginning liability, January 31, 2007	$83
Costs paid during the quarter	(30)

Ending liability, April 30, 2007	$53

The remaining balance of $53,000 consists of voluntary severance of $36,000 that will be amortized through August 2007 and $17,000 for outplacement services that will either be used or expire by June 2007.
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
Under our ICP, 65,000 restricted shares of our common stock with a value at the date of grant of $1.7 million were granted to our Chairman, President and Chief Executive Officer on September 1, 2006. During the vesting period, any dividends paid on these shares will be accrued and converted into additional shares at the closing price on the date of the dividend payment. The restricted shares and any additional shares accrued through dividends will vest over a three-year period to five-year period only if he is an employee on each vesting date. For the three months and six months ended April 30, 2007, we have recorded compensation expense under this grant of $.1 million and $.2 million, respectively. We are recording compensation under the ICP on the straight-line method.
Under the Executive Long-Term Incentive Plan (LTIP) and ICP, the Board of Directors has awarded units to eligible officers and other participants. Depending upon the levels of performance targets achieved by Piedmont during multi-year performance periods, distribution of those awards may be made in the form of shares of common stock and cash withheld for payment of applicable taxes on the compensation. The LTIP and ICP require that a minimum threshold performance be achieved in order for any award to be distributed. For the three months and six months ended April 30, 2007, we recorded compensation expense for the LTIP and ICP of $1.1 million and $2.2 million, respectively, including compensation on the restricted share award above. Shares of common stock to be issued under the LTIP and ICP are contingently issuable shares and are included in our calculation of fully diluted earnings per share.
As of April 30, 2007 and October 31, 2006, we have accrued $7 million and $11.4 million for these awards. The accrual is based on the fair market value of our stock at the end each quarter. The liability is re-measured to market value at the settlement date.
11. Commitments and Contingent Liabilities.
          Long-term contracts
We routinely enter into long-term commodity and capacity commitments and agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. The time periods for pipeline and storage capacity contracts range from one to seventeen years. The time periods for gas supply contracts range from one to three years. The time periods for the telecommunications and technology contracts providing maintenance fees for hardware and software applications, usage fees, local and long-distance data costs, frame relay, cell phone and pager usage fees range from one to five years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles and contractors.
Certain storage and pipeline capacity contracts require the payment of a demand charge that is based on rates established by the FERC in order to maintain the ability to access the natural gas storage or the pipeline capacity on a firm basis during the contract term period. The demand charges that are incurred in each period are recognized in the consolidated statement of income as part of gas purchases and included in cost of gas.
          Leases
We lease certain buildings, land and equipment for use in our operations under noncancelable operating leases.
          Legal
We have only routine litigation in the normal course of business.
          Environmental Matters
Our three state regulatory commissions have authorized us to utilize deferral accounting in connection with environmental costs. Accordingly, we have established regulatory assets for actual environmental costs incurred and for estimated environmental liabilities recorded. We have owned, leased or operated thirteen manufactured gas plant (MGP) sites. We entered into a settlement with a third party with respect to nine MGP sites that we have owned, leased or operated and paid an amount, charged to the estimated environmental liability, that released us from any investigation and remediation liability. Although no such claims are pending or, to our knowledge, threatened, the settlement did not cover any third-party claims for personal injury, death, property damage and diminution of property value or natural resources. We also have liability for any third-party claims for personal injury, death, property damage and diminution of property value or natural resources related to a MGP site connected with our acquisition of North Carolina Natural Gas Corporation.
Of the 13 MGP sites, we have accrued an estimated liability for the remaining four sites. In May 2007, we received a letter from the North Carolina Department of Environment and Natural Resources requesting initiation of a remedial investigation of our Hickory, North Carolina MGP site and submission by August 3, 2007 of a work plan for review. The limited site assessment report prepared in 1994 concluded that gas plant residuals remaining on the Hickory site are thought to be mostly contained within two former tar separators associated with our site’s operations. Further evaluation of the Hickory MGP site or other MGP sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.
          Letters of Credit
We use letters of credit to guarantee claims from self-insurance under our general liability policies.
Additional information concerning commitments and contingencies is set forth in Note 7 and “Financial Condition and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Form 10-K for the year ended October 31, 2006.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended October 31, 2006.
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
The regulated utility segment is the largest segment of our business with approximately 97% of our consolidated assets. This segment is regulated by three state regulatory commissions that approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and to earn a fair rate of return for our shareholders. Factors critical to the success of the regulated utility include a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in rates charged to customers. For the six months ended April 30, 2007, 86% of our earnings before taxes came from our regulated utility segment.
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
The majority of our natural gas supplies come from the Gulf Coast region. We believe that diversification of our supply portfolio is in our customers’ best interest. We have a firm transportation contract pending with Midwestern Gas Transmission Company for additional pipeline capacity that will provide access to Canadian and Rocky Mountain gas supplies via the Chicago hub, primarily to serve our Tennessee markets. Due to regulatory delays impacting the commencement of construction for service, Midwestern only provided a portion of the original contracted capacity during the winter of 2006-2007. It is anticipated that the entire capacity will be available during the 2007-2008 winter. We have also executed an agreement with Hardy Storage Company, LLC for market-area storage capacity in West Virginia that began its initial phase service in April 2007.
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
Our strategic plan includes a focus on maintaining a long-term debt-to-capitalization ratio within a range of 45% to 50%. We will continue to stress the importance of maintaining a strong balance sheet and investment-grade credit ratings to support our operating and investment needs.

Results of Operations
We reported net income of $51.1 million for the three months ended April 30, 2007, as compared to $43.7 million for the similar period in 2006. The following table sets forth a comparison of the components of our income statement for the three months ended April 30, 2007, as compared with the three months ended April 30, 2006.

				Percent
	Three Months Ended April 30			Increase
In thousands, except per share amounts	2007	2006	Change	(Decrease)
Operating Revenues	$531,579	$483,198	$48,381	10.0%
Cost of Gas	371,852	329,188	42,664	13.0%
Margin	159,727	154,010	5,717	3.7%
Operating Expenses	109,106	109,810	(704)	(0.6)%
Operating Income	50,621	44,200	6,421	14.5%
Other Income (Expense)	14,259	12,416	1,843	14.8%
Utility Interest Charges	13,760	12,874	886	6.9%
Net Income	$51,120	$43,742	$7,378	16.9%

Average Shares of Common Stock:
Basic	74,356	76,133	(1,777)	(2.3)%
Diluted	74,613	76,371	(1,758)	(2.3)%

Earnings Per Share of Common Stock:
Basic	$0.69	$0.57	$0.12	21.1%
Diluted	$0.69	$0.57	$0.12	21.1%

We reported net income of $121.8 million for the six months ended April 30, 2007, as compared to $115.7 million for the similar period in 2006. The following table sets forth a comparison of the components of our income statement for the six months ended April 30, 2007, as compared with the six months ended April 30, 2006.

				Percent
	Six Months Ended April 30			Increase
In thousands, except per share amounts	2007	2006	Change	(Decrease)
Operating Revenues	$1,208,820	$1,404,545	$(195,725)	(13.9)%
Cost of Gas	840,608	1,041,163	(200,555)	(19.3)%
Margin	368,212	363,382	4,830	1.3%
Operating Expenses	235,894	238,021	(2,127)	(0.9)%
Operating Income	132,318	125,361	6,957	5.5%
Other Income (Expense)	17,616	15,894	1,722	10.8%
Utility Interest Charges	28,098	25,516	2,582	10.1%
Net Income	$121,836	$115,739	$6,097	5.3%

Average Shares of Common Stock:
Basic	74,489	76,413	(1,924)	(2.5)%
Diluted	74,773	76,651	(1,878)	(2.5)%

Earnings Per Share of Common Stock:
Basic	$1.64	$1.51	$0.13	8.6%
Diluted	$1.63	$1.51	$0.12	7.9%

Key statistics are shown in the table below for the three months ended April 30, 2007 and 2006.

Gas Deliveries, Customers, Weather Statistics and Number of Employees
	Three Months Ended			Percent
	April 30			Increase
Gas Sales and Deliveries in Dekatherms (in thousands)	2007	2006	Variance	(Decrease)

Sales Volumes	37,738	30,824	6,914	22.4%
Transportation Volumes	21,958	21,502	456	2.1%

Throughput	59,696	52,326	7,370	14.1%

Secondary Market Volumes	8,929	10,927	(1,998)	(18.3)%

Customers Billed (at period end)	943,859	924,295	19,564	2.1%
Gross Customer Additions	7,454	7,855	(401)	(5.1)%

Degree Days
Actual	1,208	1,130	78	6.9%
Normal	1,222	1,215	7	0.6%
Percent colder (warmer) than normal	(1.1)%	(7.0)%	n/a	n/a

Number of Employees (at period end)	1,941	2,110	(169)	(8.0)%

Key statistics are shown in the table below for the six months ended April 30, 2007 and 2006.

Gas Deliveries, Customers, Weather Statistics and Number of Employees
	Six Months Ended			Percent
	April 30			Increase
Gas Sales and Deliveries in Dekatherms (in thousands)	2007	2006	Variance	(Decrease)

Sales Volumes	83,169	78,970	4,199	5.3%
Transportation Volumes	43,440	39,535	3,905	9.9%

Throughput	126,609	118,505	8,104	6.8%

Secondary Market Volumes	18,589	19,753	(1,164)	(5.9)%

Customers Billed (at period end)	943,859	924,295	19,564	2.1%
Gross Customer Additions	15,757	17,223	(1,466)	(8.5)%

Degree Days
Actual	2,823	2,853	(30)	(1.1)%
Normal	3,122	3,121	1	0.0%
Percent colder (warmer) than normal	(9.6)%	(8.6)%	n/a	n/a

Number of Employees (at period end)	1,941	2,110	(169)	(8.0)%

Operating Revenues
Operating revenues increased $48.4 million for the three months ended April 30, 2007, compared with the similar period in 2006 due to the following increases:
•	$51.9 million from increased volumes delivered to sales customers related to commodity costs.

•	$30.7 million from increased volumes delivered to sales customers related to non-commodity components in rates.

•	$4.1 million from increased volumes delivered to transportation customers.
These increases were partially offset by the following decreases:
•	$18.4 million decrease from lower commodity gas costs passed through to sales customers.

•	$12.6 million lower revenues under the CUT mechanism in 2007 compared to 2006. As discussed in “Financial Condition and Liquidity” below, the CUT mechanism became effective November 1, 2005 in North Carolina to offset the impact of conservation and colder-than-normal or warmer-than-normal weather on residential and commercial customer margin.

•	$3.5 million decrease related to non-commodity components in rates.

•	$1.6 million lower revenues under the WNA in 2007 as compared to 2006. As discussed in “Financial Condition and Liquidity” below, we have a WNA in South Carolina and Tennessee to offset the impact of colder-than-normal or warmer-than-normal weather on residential and commercial customer margin.
Operating revenues decreased $195.7 million for the six months ended April 30, 2007, compared with the similar period in 2006 due to the following decreases:
•	$196.6 million from lower commodity gas costs passed through to sales customers.

•	$46.5 million lower revenues from secondary market transactions in 2007 compared to 2006. Secondary market transactions consist of off-system sales and capacity release arrangements.

•	$6.3 million lower revenues under the CUT mechanism in 2007 compared to 2006..
Theses decreases were partially offset by the following increases:
•	$22 million increase from increased volumes to sales customers related to non-commodity components in rates.

•	$13.5 million from increased volumes delivered to sales customers related to commodity costs.

•	$7.3 million from increased volumes delivered to transportation customers.

•	$5 milllion increase related to non-commodity components in rates.

•	$1.3 million increased revenues under the WNA in 2007 as compared to 2006.
Cost of Gas
Cost of gas increased $42.7 million for the three months ended April 30, 2007, compared with the similar period in 2006 primarily due to an increase of $51.9 million from increased volumes delivered to sales customers. This increase was partially offset by a decrease of $18.4 million from lower commodity gas costs passed through to sales customers.
Cost of gas decreased $200.6 million for the six months ended April 30, 2007, compared with the similar period in 2006 primarily due to the following decreases:
•	$196.6 million from lower commodity gas costs passed through to sales customers.

•	$47.3 million from lower secondary market activity.
These decreases were offset by an increase of $13.5 million from increased volumes delivered to sales customers.
Under purchased gas adjustments (PGA) procedures in all three states, we revise rates periodically without formal rate proceedings to reflect changes in the wholesale cost of natural gas. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are added to or deducted from cost of gas and included in “Amounts due from customers” or “Amounts due to customers” in the condensed consolidated balance sheets.

Margin
Margin increased $5.7 million for the three months ended April 30, 2007, and $4.8 million for the six months ended April 30, 2007, compared with the similar periods in 2006 primarily due to the growth in our residential, commercial and power generation customer base. The increase in the six-month period was partially offset by $1.5 million of gas cost accounting adjustments related to lost and unaccounted for gas and interest charges related to natural gas purchases and $.75 million due to the timing of annual adjustments under the CUT settlement.
Our utility margin is defined as natural gas revenues less natural gas commodity purchases and fixed gas costs for upstream capacity. Margin, rather than revenues, is used by management to evaluate utility operations due to the impact of volatile wholesale commodity prices, which account for approximately 70% of revenues.
Our utility margin is impacted also by certain regulatory mechanisms as defined elsewhere in this document or in our Form 10-K for the year ended October 31, 2006. These include WNA in Tennessee and South Carolina, the Natural Gas Rate Stabilization in South Carolina, TIP in Tennessee, CUT in North Carolina, negotiated loss treatment in all three jurisdictions and the collection of uncollectible gas costs in all three jurisdictions.
We retain 25% of margins generated through off-system sales and capacity release activity related to North Carolina and South Carolina, with 75% credited to customers through the PGA mechanism.
Operations and Maintenance Expenses
Operations and maintenance expenses decreased $4.8 million for the three months ended April 30, 2007, compared with the similar period in 2006 primarily due to the following decreases:
•	$5.5 million in payroll primarily related to the 2006 management restructuring program, including impacts on short-term and long-term incentive plan accruals.

•	$.6 million in outside services primarily due to less third party expenditures related to the customer service activities.

•	$.5 million in transportation costs primarily due to fewer vehicles being used as a result of the automated meter reading initiative.

•	$.4 million in other corporate expense primarily due to the timing of the funding of conservation programs in accordance with NCUC orders regarding the CUT.
These decreases were partially offset by the following increases:
•	$1 million in the provision for uncollectibles primarily due to an adjustment to the allowance for amounts related to trade receivables.

•	$.8 million in employee benefits primarily due to adjustments in group insurance expense.
Operations and maintenance expenses decreased $5.9 million for the six months ended April 30, 2007, compared with the similar period in 2006 primarily due to the following decreases:
•	$7 million in payroll primarily related to the 2006 management restructuring program, including impacts on short-term and long-term incentive plan accruals.

•	$.7 million in transportation costs primarily due to fewer vehicles being used as a result of the automated meter reading initiative.

These decreases were partially offset by the following increases:
•	$1 million in employee benefits primarily due to adjustments in group insurance expense.

•	$.6 million in outside services primarily due to increased telephony services.

•	$.3 million in the provision for uncollectibles primarily due to an adjustment to the allowance for amounts related to trade receivables, partially offset by amounts related to changes in the recovery of the gas cost component of uncollectibles under regulatory mechanisms in 2007.
Depreciation
Depreciation expense for the three months and six months ended April 30, 2007 was comparable with the similar prior periods.
General Taxes
General taxes increased $.3 million for the three months ended April 30, 2007, and $.9 million for the six months ended April 30, 2007, as compared with the similar periods in 2006 primarily due to increases in gross receipts taxes, property taxes and state franchise taxes, partially offset by a decrease in payroll taxes.
Other Income (Expense)
Income from equity method investments includes our earnings from joint venture investments. Income from equity method investments increased $3.4 million and $3.2 million for the three months and six months ended April 30, 2007, respectively, compared with the similar periods in 2006. These increases were primarily due to increased earnings from SouthStar of $2.9 million and from Hardy Storage of $.8 million for the three months ended April 30, 2007, and increased earnings from SouthStar of $2.9 million and from Hardy Storage of $.6 million for the six months ended April 30, 2007. Non-operating income is comprised of non-regulated merchandising and service work, subsidiary operations, interest income and other miscellaneous income. Non-operating expense is comprised of charitable contributions and other miscellaneous expenses. The changes in non-operating income and non-operating expense are not significant.
Utility Interest Charges
Utility interest charges increased $.9 million for the three months ended April 30, 2007, compared with the similar period in 2006 primarily due to the following increases:
•	$2.3 million in interest on long-term debt due to the issuance on June 20, 2006 of $200 million of insured quarterly notes due June 1, 2036.

•	$.4 million in interest expense on regulatory treatment of certain components of deferred income taxes.
These increases were partially offset by the following decreases:
•	$1.5 million in interest on short-term debt due to lower balances outstanding in 2007.

•	$.3 million due to an increase in the allowance for funds used during construction allocated to debt.
Utility interest charges increased $2.6 million for the six months ended April 30, 2007, compared with the similar period in 2006 primarily due to the following increases:

•	$4.6 million in interest on long-term debt due to the issuance on June 20, 2006 of $200 million of insured quarterly notes due June 1, 2036.

•	$.7 million in interest expense on regulatory treatment of certain components of deferred income taxes.
These increases were partially offset by the following decreases:
•	$1.5 million in interest on short-term debt due to lower balances outstanding in 2007.

•	$1 million due to an increase in the allowance for funds used during construction allocated to debt.
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
We continually assess the nature of our business and explore alternatives to traditional utility regulation. Non-traditional ratemaking initiatives and market-based pricing of products and services provide additional challenges and opportunities for us. We also regularly evaluate opportunities for obtaining natural gas supplies from different production regions and supply sources to maximize our natural gas portfolio flexibility and reliability, including the diversification of our supply portfolio through pipeline capacity arrangements that access new sources of supply and market-area storage and that diversify supply concentration away from the Gulf Coast region. We have a firm transportation contract pending with Midwestern Gas Transmission Company for 120,000 dekatherms per day of additional pipeline capacity that will provide access to Canadian and Rocky Mountain gas supplies via the Chicago hub, primarily to serve our Tennessee markets. Due to regulatory delays impacting the commencement of construction for service, Midwestern only provided a portion of the original contracted quantity during the winter of 2006-2007. It is anticipated that the entire capacity will be available during the 2007-2008 winter. We have also executed an agreement with Hardy Storage Company, LLC for market-area storage capacity in West Virginia that began its initial service in April 2007.
We have two reportable business segments, regulated utility and non-utility activities. For further information on business segments, see Note 6 to the condensed consolidated financial statements.
Our utility operations are regulated by the NCUC, Public Service Commission of South Carolina and the TRA as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also regulated by the NCUC as to the issuance of securities. We are also subject to or affected by various federal regulations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the FERC that affect the availability of and the prices paid for the interstate transportation and storage of natural gas, regulations of the Department of Transportation that affect the construction, operation, maintenance, integrity and safety of natural gas distribution and transmission systems, and regulations of the Environmental Protection Agency relating to the use and release into the environment of hazardous wastes. In addition, we are subject to numerous regulations, such as those relating to employment practices, which are generally applicable to companies doing business in the United States of America.

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
Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and to earn a fair rate of return for our shareholders. In North Carolina, the CUT provides for the recovery of our approved margin per customer independent of both weather or other consumption patterns of residential and commercial customers. The CUT tracks our margin earned monthly and will result in semi-annual rate adjustments to refund any over-collection or recover any under-collection. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder-than-normal or warmer-than-normal weather on bills rendered during the months of November through March for residential and commercial customers. The WNA formula calculates the actual weather variance from normal, using 30 years of history, which results in an increase in revenues when weather is warmer than normal and a decrease in revenues when weather is colder than normal. The gas cost portion of our costs is recoverable through PGA procedures and is not affected by the WNA.
We invest in joint ventures to complement or supplement income from our regulated utility operations. If an opportunity aligns with our overall business strategies, we analyze and evaluate the project with a major factor being a projected rate of return greater than the returns allowed in our utility operations, due to the higher risk of such projects. We participate in the governance of the venture by having management representation on the governing board of the venture. We monitor actual performance against expectations. Decisions regarding exiting joint ventures are based on many factors, including performance results and continued alignment with our business strategies.
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
Cash Flows from Operating Activities. The natural gas business is seasonal in nature. Operating cash flows may fluctuate significantly during the year and from year to year due to working capital changes within our utility and non-utility operations resulting from such factors as weather, natural gas purchases and prices, natural gas storage activity, collections from customers and deferred gas cost recoveries. We rely on operating cash flows and short-term bank borrowings to meet seasonal working capital needs. During our first and second quarters, we generally experience overall positive cash flows from the sale of flowing gas and gas in storage and the collection of amounts billed to customers during the peak heating season (November through March). Cash requirements generally increase during the third and fourth quarters due to increases in natural gas purchases for storage, paying down short-term debt and decreases in receipts from customers.
During the peak heating season, our accounts payable increase to reflect amounts due to our natural gas suppliers for commodity and pipeline capacity. The cost of the natural gas can vary significantly from period to period due to volatility in the price of natural gas, which is a function of market fluctuations in the price of natural gas, along with our changing requirements for storage volumes. Our natural gas costs and amounts due to/from customers represent the difference between natural gas costs that we have paid to suppliers and amounts that we have collected from customers. These natural gas costs can cause cash flows to vary significantly from period to period along with variations in the timing of collections from customers under our gas cost recovery mechanisms.
Cash flows from operations are impacted by weather, which affects natural gas purchases and sales. Warmer weather can lead to lower revenues from fewer volumes of natural gas sold or transported. Colder weather can increase volumes sold to weather-sensitive customers, but may lead to conservation by customers in order to reduce their heating bills. Temperatures above normal can lead to reduced operating cash flows, thereby increasing the need for short-term borrowings to meet current cash requirements.
Net cash provided by operating activities was $283.7 million and $71.2 million for the six months ended April 30, 2007 and 2006, respectively. Net cash provided by operating activities reflects a $6.1 million increase in net income for 2007, compared with 2006, along with changes in working capital as described below:
•	Trade accounts receivable and unbilled utility revenues decreased cash flow $57.1 million in the current period and $57.3 million in the prior period. Trade accounts receivable increased by $63.5 million from our fiscal year end due to an increase in volumes delivered of 8.1 million dekatherms.

•	Trade accounts payable increased cash flow by $23.6 million in the current period compared with a decrease in cash flow of $104 million in the prior period. Trade accounts payable, including accounts payable for construction work in progress, increased by $21.3 million from our fiscal year end primarily due to an increase in the amount of gas purchase payables.

•	Amounts due to/from customers increased cash flow by $47.8 million in the current period compared with a decrease in cash flow of $31.8 million in the prior period. Amounts due to/from customers decreased $47.8 million from our fiscal year end due to the recovery of gas costs deferred in the prior period.

•	Refundable income taxes increased cash flow by $30.8 million in the current period as compared with $8.3 million increase to cash flow in the prior period due to the application of refundable income taxes to later periods.

•	Income taxes accrued increased cash flow by $11.1 million in the current period compared with a decrease in cash flow of $6.1 million in the prior period due to changes in the components of taxable income.

•	Gas in storage increased cash flow by $32.5 million in the current period as compared with an increase in cash flow of $44 million in the prior period primarily due to sales of volumes withdrawn from storage for delivery in the winter heating season.

•	Gas purchase options, at fair value, decreased cash flow by $5.7 million in the current period compared with an increase in cash flow of $21.4 million in the prior period due to decreases in the market values of financial derivatives.
Our regulatory commissions approve rates that are designed to give us the opportunity to generate revenues, assuming normal weather, to cover our gas costs and fixed and variable non-gas costs and to earn a fair return for our shareholders. We have had a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder-than-normal or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA in South Carolina and Tennessee generated charges to customers of $5.8 million in the six months ended April 30, 2007 and charges to customers of $4.5 million in the six months ended April 30, 2006. In Tennessee, adjustments are made directly to the customer’s bills. In South Carolina, the adjustments are calculated at the individual customer level and recorded in a deferred account for subsequent collection from or refund to all customers in the class. The

CUT mechanism in North Carolina provides for any over- or under-collection of approved margin per customer that operates independently of both weather and consumption patterns of residential and commercial customers. The CUT mechanism provided margin of $22.9 million and $29.3 million in the six months ended April 30, 2007 and 2006, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the CUT.
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
The regulated utility competes with other energy products, such as electricity and propane, in the residential and commercial customer markets. The most significant product competition is with electricity for space heating, water heating and cooking. Numerous factors can influence customer demand for natural gas, such as price volatility, the availability of natural gas in relation to other energy forms, general economic conditions, weather, energy conservation, conservation and energy efficiency programs approved by regulatory bodies and the ability to convert from natural gas to other energy sources. Increases in the price of natural gas can negatively impact our competitive position by decreasing the price benefits of natural gas to the consumer. This can impact our cash needs if customer growth slows, resulting in reduced capital expenditures, or if customers conserve, resulting in reduced gas purchases and customer billings.
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
Cash Flows from Investing Activities. Net cash used in investing activities was $59.4 million and $78.6 million for the six months ended April 30, 2007 and 2006, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the six months ended April 30, 2007, were $60.6 million as compared to $100.8 million in the similar prior period. The decrease was primarily due to several large projects in 2006, such as automated meter reading, certain revenue-producing projects in our service area and enterprise telephony that are now complete or nearing completion. Reimbursements from the bond fund decreased $13.1 million from 2006 as construction of gas infrastructure in eastern North Carolina is complete.
During the six months ended April 30, 2006, the restrictions on cash totaling $13.1 million were removed in connection with implementing the NCUC order in our last general rate proceeding. The cash was previously held in an expansion fund to extend natural gas service to unserved areas of the state.
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
Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $(222.8) million and $20.7 million for the six months ended April 30, 2007 and 2006, respectively. Funds are primarily used in paying down outstanding short-term borrowings, the repurchase of common stock under the common stock repurchase program, net of the issuance of common stock through dividend reinvestment and employee stock plans, and the payment of quarterly dividends on our common stock. Funds are primarily provided from bank borrowings and the issuance of common stock through dividend reinvestment and employee stock plans, net of purchases under the common stock repurchase program. We sell common stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. As of April 30, 2007, our current assets were $385.4 million and our current liabilities were $265.1 million, primarily due to seasonal requirements as discussed above.
As of April 30, 2007, we had committed lines of credit under our senior credit facility effective April 24, 2006, of $350 million with the ability to expand up to $600 million, for which we pay an annual fee of $35,000 plus six basis points for any unused amount up to $350 million. Outstanding short-term borrowings decreased from $170 million as of October 31, 2006, to $29.5 million as of April 30, 2007, primarily due to collections from customers and reductions in working capital needs. During the six months ended April 30, 2007, short-term borrowings ranged from zero to $280.5 million, and when we borrowed under the facility, interest rates ranged from 5.57% to 5.6% (weighted average of 5.58%).
As of April 30, 2007, we had available letters of credit under our credit facility of $5 million of which $1.5 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general liability policies. As of April 30, 2007, unused lines of credit available under our senior credit facility, including the issuance of the letters of credit, totaled $319 million.
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
During the six months ended April 30, 2007, we issued $8.1 million of common stock through dividend reinvestment and stock purchase plans. On November 7, 2006, through an ASR agreement, we repurchased and retired 1 million shares of common stock for $26.6 million. On January 19, 2007, we settled the transaction and paid an additional $.8 million. On April 2, 2007, through an ASR agreement, we repurchased and retired 850,000 shares of common stock for $22.5 million. Under the Common Stock Open Market Purchase Program, as described in Part II, Item 2, we paid $53.8 million during the six months ended April 30, 2007 for 2 million shares of common stock that are available for reissuance under these plans.
Through the ASR program, we may repurchase and subsequently retire up to approximately four million shares of common stock by no later than December 31, 2010, including the one million shares repurchased in April 2006, the one million shares repurchased in November 2006 and the 850,000 shares repurchased in March 2007. These shares are in addition to shares that are repurchased on a normal basis through the open market program.
We have paid quarterly dividends on our common stock since 1956. The amount of cash dividends that may be paid is restricted by provisions contained in certain note agreements under which long-term debt was issued. As of April 30, 2007, our retained earnings were not restricted. On June 6, 2007, the Board of Directors declared a quarterly dividend on common stock of $.25 per share, payable July 13, 2007 to shareholders of record at the close of business on June 22, 2007.
Our long-term targeted capitalization ratio is 45% to 50% in long-term debt and 50% to 55% in common equity. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. As of April 30, 2007, our long-term capitalization consisted of 47% in long-term debt and 53% in common equity.
The components of our total debt outstanding to our total capitalization as of April 30, 2007 and 2006, and October 31, 2006, are summarized in the table below.

	April 30		October 31		April 30
In thousands	2007	Percentage	2006	Percentage	2006	Percentage
Short-term debt	$29,500	2%	$170,000	9%	$252,000	13%
Current portion of long-term debt	—	0%	—	0%	35,000	2%
Long-term debt	825,000	46%	825,000	44%	625,000	34%

Total debt	854,500	48%	995,000	53%	912,000	49%
Common stockholders’ equity	924,364	52%	882,925	47%	930,537	51%

Total capitalization (including short-term debt)	$1,778,864	100%	$1,877,925	100%	$1,842,537	100%

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
As of April 30, 2007, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services and “A3” by Moody’s Investors. Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.
We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions would result in total outstanding issues of debt becoming due. There are cross-default provisions in all our debt agreements. As of April 30, 2007, we are in compliance with all default provisions.
Estimated Future Contractual Obligations
During the three months ended April 30, 2007, there were no material changes to our estimated future contractual obligations that were disclosed in our Form 10-K for the year ended October 31, 2006, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than a commitment to fund 30% of the construction financing of the Hardy Storage project with equity contributions, of which our equity portion was $12.9 million as of April 30, 2007. For further information on this commitment, see Note 7 to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases that were discussed in Note 7 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2006 and the guaranty disclosed below.
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
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 defines a minimum recognition threshold that a tax position must meet to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interim period accounting, disclosure and transition requirements in accounting for uncertain tax positions. This interpretation is effective the beginning of the first annual period beginning after December 15, 2006. On May 2, 2007, the FASB issued Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FIN 48,” to clarify when a tax position is considered settled under FIN 48. The guidance in FSP No. FIN 48-1 should be applied upon adoption of FIN 48. Accordingly, we will adopt FIN 48 and FSP No. FIN 48-1 in our fiscal year 2008. We are currently assessing the impact

FIN 48 may have on our consolidated financial statements; however, we believe the adoption of FIN 48 will not have a material impact on our financial position, results of operations or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We hold all financial instruments discussed in this item for purposes other than trading. We are potentially exposed to market risk due to changes in interest rates and the cost of gas. Our exposure to interest rate changes relates primarily to short-term debt. We are exposed to interest rate changes to long-term debt when we are in the market to issue long-term debt. As of April 30, 2007, all of our long-term debt was issued at fixed rates. Exposure to gas cost variations relates to the wholesale supply, demand and price of natural gas.
Interest Rate Risk
We have short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements varies from period to period depending upon many factors, including our investments in capital projects. Future short-term interest expense and payments will be impacted by both short-term interest rates and borrowing levels.
As of April 30, 2007, we had $29.5 million of short-term debt outstanding under our credit facility at a weighted average interest rate of 5.57%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of $.2 million during the three months ended April 30, 2007 and $.7 million during the six months ended April 30, 2007.
As of April 30, 2007, all of our long-term debt was at fixed interest rates and, therefore, not subject to interest rate risk.
Commodity Price Risk
In the normal course of business, we utilize exchange-traded contracts of various durations for the forward sale and purchase of a portion of our natural gas requirements. We manage our gas supply costs through a portfolio of short- and long-term procurement contracts with various suppliers. Due to cost-based rate regulation in our utility operations, our prudently incurred purchased gas costs, and the prudently incurred costs of hedging our gas supplies are passed on to customers through PGA procedures.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We have only routine litigation in the normal course of business.
Item 1A. Risk Factors
During the six months ended April 30, 2007, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     c) Issuer Purchases of Equity Securities.
          The following table provides information with respect to purchases of common stock under the Common Stock Open Market Purchase Program during the three months ended April 30, 2007.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares That May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	Under the Program
Beginning of the period				5,462,074
02/1/07 - 02/28/07	—	$—	—	5,462,074
03/1/07 - 03/31/07	—	$—	—	5,462,074
04/1/07 - 04/30/07	850,000	$26.41	850,000	4,612,074

Total	850,000	$26.41	850,000
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
The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of April 30, 2007, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Shareholders on March 7, 2007, to elect five directors and to ratify the selection of our independent registered public accounting firm. The record date for determining the shareholders entitled to receive notice of and to vote at the meeting was January 16, 2007. We solicited proxies for the meeting according to section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management’s solicitations.
Shareholders elected all of the nominees for director as listed in the proxy statement by the following votes:

	Shares	Shares	Shares
	Voted	Voted	NOT
	FOR	WITHHELD	VOTED
For terms expiring in 2009:
E. James Burton	60,157,460	681,180	13,878,161
For terms expiring in 2010:
Jerry W. Amos	60,101,043	737,597	13,878,161
D. Hayes Clement (1)	60,156,803	681,837	13,878,161
Vicki W. McElreath	60,174,181	664,459	13,878,161
Thomas E. Skains	59,983,981	854,659	13,878,161

(1)	Mr. Clement will retire from the Board at the 2008 annual meeting pursuant to the Company’s retirement policy for directors.

The current terms of continuing directors Malcolm E. Everett III, Muriel W. Sheubrooks, Frank B. Holding, Jr., and Minor M. Shaw will expire at our annual meeting in 2008. The current terms of continuing directors John W. Harris, Aubrey B. Harwell, Jr. and David E. Shi will expire at our annual meeting in 2009.
Shareholders ratified the selection by the Board of Directors of the firm of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2007, by the following vote:

Shares	Shares	Shares	Broker	Shares
Voted	Voted	Voted	Non-	NOT
FOR	AGAINST	ABSTAINING	Votes	VOTED
60,263,378	310,439	264,823	—	13,878,161
Item 6. Exhibits

4.1	Agreement of Resignation, Appointment and Acceptance dated as of March 29, 2007, by and among the registrant, Citibank, N.A., and The Bank of New York Trust Company, N.A.

Exhibit 10.1 is a management contract or compensatory plan, contract or arrangement.

10.1	Form of Participation Agreement under the Piedmont Natural Gas Company, Inc. Short-Term Incentive Plan (STIP).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc.

(Registrant)

Date June 8, 2007	/s/ David J. Dzuricky

David J. Dzuricky
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date June 8, 2007	/s/ Jose M. Simon

Jose M. Simon
Vice President and Controller
(Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended April 30, 2007
Exhibits

4.1	Agreement of Resignation, Appointment and Acceptance dated as of March 29, 2007, by and among the registrant, Citibank, N.A., and The Bank of New York Trust Company, N.A.

10.1	Form of Participation Agreement under the Piedmont Natural Gas Company, Inc. Short-Term Incentive Plan (STIP)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer