Form 10-Q
period 2007-07-31
PIEDMONT NATURAL GAS CO INC
filed 2007-09-07
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2007

Common Stock, no par value	74,068,474

Part I. Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
Exhibits
Exhibit 10.1
Exhibit 10.2
Exhibit 10.2a
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. Financial Information
Item 1. Financial Statements
Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	July 31,	October 31,
	2007	2006
ASSETS
Utility Plant, at original cost	$2,859,974	$2,808,992
Less accumulated depreciation	743,062	733,682

Utility plant, net	2,116,912	2,075,310

Other Physical Property, at cost (net of accumulated depreciation of $2,157 in 2007 and $2,040 in 2006)	1,047	1,154

Current Assets:
Cash and cash equivalents	11,271	8,886
Restricted cash	743	—
Trade accounts receivable (less allowance for doubtful accounts of $1,820 in 2007 and $1,239 in 2006)	92,804	90,493
Income taxes receivable	12,667	30,849
Other receivables	174	160
Unbilled utility revenues	17,809	45,938
Gas in storage	143,788	138,183
Gas purchase options, at fair value	1,399	3,147
Amounts due from customers	82,368	89,635
Prepayments	60,126	62,356
Other	5,959	6,317

Total current assets	429,108	475,964

Investments, Deferred Charges and Other Assets:
Equity method investments in non-utility activities	80,954	75,330
Goodwill	47,383	47,383
Unamortized debt expense	10,751	11,306
Regulatory cost of removal asset	13,040	12,086
Other	39,039	35,406

Total investments, deferred charges and other assets	191,167	181,511

Total	$2,738,234	$2,733,939

See notes to condensed consolidated financial statements.

	July 31,	October 31,
(In thousands)	2007	2006
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value — 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000; shares outstanding: 74,047 in 2007 and 75,464 in 2006	493,581	532,764
Paid-in capital	314	56
Retained earnings	406,490	348,765
Accumulated other comprehensive income	52	1,340

Total stockholders’ equity	900,437	882,925
Long-term debt	825,000	825,000

Total capitalization	1,725,437	1,707,925

Current Liabilities:
Notes payable	147,500	170,000
Trade accounts payable	83,754	80,304
Other accounts payable	29,316	50,935
Income taxes accrued	1,611	1,184
Accrued interest	11,315	21,273
Customers’ deposits	22,263	22,308
Deferred income taxes	35,421	25,085
General taxes accrued	13,659	18,522
Amounts due to customers	136	123
Other	5,074	10,655

Total current liabilities	350,049	400,389

Deferred Credits and Other Liabilities:
Deferred income taxes	253,693	235,411
Unamortized federal investment tax credits	3,075	3,417
Cost of removal obligations	348,170	330,104
Other	57,810	56,693

Total deferred credits and other liabilities	662,748	625,625

Commitments and Contingencies (Note 11)	—	—

Total	$2,738,234	$2,733,939

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2007	2006	2007	2006

Operating Revenues	$224,442	$237,874	$1,433,262	$1,642,419
Cost of Gas	149,284	164,892	989,892	1,206,055

Margin	75,158	72,982	443,370	436,364

Operating Expenses:
Operations and maintenance	52,849	52,424	159,938	165,366
Depreciation	22,432	22,258	66,038	65,903
General taxes	7,643	8,427	25,260	25,198
Income taxes	(8,787)	(9,101)	58,795	55,562

Total operating expenses	74,137	74,008	310,031	312,029

Operating Income (Loss)	1,021	(1,026)	133,339	124,335

Other Income (Expense):
Income from equity method investments	5,849	2,026	34,989	27,942
Non-operating income	253	673	437	958
Non-operating expense	(181)	(68)	(559)	(250)
Income taxes	(2,151)	(933)	(13,481)	(11,058)

Total other income	3,770	1,698	21,386	17,592

Utility Interest Charges	13,931	13,061	42,029	38,577

Net Income (Loss)	$(9,140)	$(12,389)	$112,696	$103,350

Average Shares of Common Stock:
Basic	73,938	75,286	74,304	76,034
Diluted	73,938	75,286	74,576	76,238

Earnings (Loss) Per Share of Common Stock:
Basic	$(0.12)	$(0.16)	$1.52	$1.36
Diluted	$(0.12)	$(0.16)	$1.51	$1.36

Cash Dividends Per Share of Common Stock	$0.25	$0.24	$0.74	$0.71
See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	July 31
	2007	2006

Cash Flows from Operating Activities:
Net income	$112,696	$103,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,563	69,128
Amortization of investment tax credits	(342)	(402)
Allowance for doubtful accounts	581	2,393
Allowance for equity funds used during construction	—	(2,549)
Earnings from equity method investments	(34,989)	(27,942)
Distribution of earnings from equity method investments	26,195	25,883
Deferred income taxes	29,443	25,256
Stock-based compensation expense	252	—
Change in assets and liabilities	11,341	(91,363)

Net cash provided by operating activities	214,740	103,754

Cash Flows from Investing Activities:
Utility construction expenditures	(92,732)	(146,967)
Allowance for borrowed funds used during construction	(3,094)	—
Reimbursements from bond fund	—	15,955
Contributions to equity method investments	—	(23,696)
Distributions of capital from equity method investments	330	23,868
(Increase) decrease in restricted cash	(743)	13,108
Other	3,877	2,111

Net cash used in investing activities	(92,362)	(115,621)

Cash Flows from Financing Activities:
Decrease in notes payable, net of expenses of $405 in 2006	(22,500)	(56,405)
Proceeds from issuance of long-term debt, net of expenses	—	193,513
Retirement of long-term debt	—	(35,000)
Expenses related to the issuance of long-term debt	(5)	—
Issuance of common stock through dividend reinvestment and employee stock plans	11,793	14,463
Repurchases of common stock	(54,240)	(49,197)
Dividends paid on common stock	(55,041)	(54,026)

Net cash (used in) provided by financing activities	(119,993)	13,348

Net Increase in Cash and Cash Equivalents	2,385	1,481
Cash and Cash Equivalents at Beginning of Period	8,886	7,065

Cash and Cash Equivalents at End of Period	$11,271	$8,546

Noncash Investing and Financing Activities:
Accrued construction expenditures	$(1,749)	$(4,900)
Guaranty	(463)	1,099
See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months		Nine Months
	Ended July 31		Ended July 31
	2007	2006	2007	2006

Net Income (Loss)	$(9,140)	$(12,389)	$112,696	$103,350

Other Comprehensive Income:
Unrealized gain (loss) from hedging activities of equity method investments, net of tax of $129 and ($171) for the three months ended July 31, 2007 and 2006, respectively, and $212 and $1,917 for the nine months ended July 31, 2007 and 2006, respectively	199	(349)	329	2,934
Reclassification adjustment from hedging activities of equity method investments included in net income, net of tax of $42 and $282 for the three months ended July 31, 2007 and 2006, respectively, and ($1,037) and ($978) for the nine months ended July 31, 2007 and 2006, respectively	65	527	(1,617)	(1,459)

Total Comprehensive Income (Loss)	$(8,876)	$(12,211)	$111,408	$104,825

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Unaudited Interim Financial Information.
The condensed consolidated financial statements have not been audited. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the year ended October 31, 2006.
     Seasonality and Use of Estimates.
In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at July 31, 2007 and October 31, 2006, the results of operations for the three months and nine months ended July 31, 2007 and 2006, and cash flows for the nine months ended July 31, 2007 and 2006. Our business is seasonal in nature. The results of operations for the three months and nine months ended July 31, 2007 do not necessarily reflect the results to be expected for the full year.
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
     Significant Accounting Policies.
Our accounting policies are described in Note 1 to our Annual Report on Form 10-K for the year ended October 31, 2006. There were no significant changes to those accounting policies during the nine months ended July 31, 2007.
     Rate-Regulated Basis of Accounting.
We follow Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement 71). Statement 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Statement 71, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to utility customers in future periods. The amounts recorded as regulatory assets in the condensed consolidated balance sheets as of July 31, 2007 and October 31, 2006, were $139.8 million and $143.5 million, respectively. The amounts recorded as regulatory liabilities in the condensed consolidated balance sheets as of July 31, 2007 and October 31, 2006, were $354.4 million and $337 million, respectively.
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
Based on a preliminary assessment of prior regulatory treatment of postretirement benefits, management believes that regulatory asset or liability treatment will be afforded to any amounts that would otherwise be recorded in accumulated OCI resulting from the implementation of Statement 158. In August 2007, we filed petitions with the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) requesting the ability to place certain defined benefit postretirement obligations related to the implementation of Statement 158 in a regulatory deferred account instead of accumulated other comprehensive income. Assuming regulatory treatment, if

Statement 158 had been adopted for the fiscal year ended October 31, 2006, the effect on the consolidated balance sheets would have been the recognition of $25.6 million as a regulatory asset, $16.7 million of deferred income taxes, $14.6 million decrease to prepaid pension and $27.7 million increase in accrued postretirement benefits. The actual impact at October 31, 2007 could be substantially different depending on the discount rate, asset returns and plan population at that date.
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
On May 31, 2007, we reached a settlement with the staff of the TRA and the Consumer Advocate Division of the Tennessee Attorney General’s Office, which, if approved by the TRA would modify our Tennessee Incentive Plan (TIP). The TIP settlement would clarify and simplify the calculation of allocated gains and losses to ratepayers and shareholders by adopting a uniform 75/25 sharing ratio, maintain the current $1.6 million annual incentive cap on gains and losses under the TIP, improve the transparency of plan operations by specifying the request for proposal procedures for asset management transactions and provide for a triennial review of TIP operations by an independent consultant. The settlement was filed on June 4, 2007 with the TRA for approval.
On August 1, 2007, the NCUC approved our accounting for gas costs during the twelve months ended May 31, 2006, as adjusted by our agreement with the North Carolina Public Staff. We were deemed prudent on our gas purchasing policies and practices during this review period and allowed 100% recovery.
In this same order, we are required to discontinue the accounting practice of capitalizing and amortizing storage demand charges, effective no later than November 1, 2007. This action will result in the accelerated recognition of $2.5 million of cost, net of tax, in the fourth quarter of 2007. In addition, we will not be capitalizing and amortizing demand charges during 2008.
There are also other accounting changes referenced in the same NCUC order including recording revenues and the cost of gas associated with secondary market sales as non-utility activities and recording supplier refunds of $1.7 million as restricted funds that will be invested in interest-bearing accounts for the benefit of customers.
On August 8, 2007, the NCUC scheduled a hearing for October 2, 2007 concerning our annual review of gas costs for the twelve months ended May 31, 2007.

In August 2007, we filed petitions with the NCUC, the PSCSC and the TRA requesting the ability to place certain defined benefit postretirement obligations related to the implementation of Statement 158 in a deferred account instead of accumulated other comprehensive income.
On June 15, 2007, we filed with the PSCSC a cost and revenue study as permitted by the Natural Gas Rate Stabilization Act requesting no change in margin. On August 31, 2007, we, the Office of Regulatory Staff and the South Carolina Energy Users Committee filed a settlement agreement with the PSCSC addressing our proposed rate changes. The settlement, if approved, will result in a $2.5 million annual decrease in margin based on a return of equity of 11.2%, effective November 1, 2007. The settlement is pending approval by the PSCSC. We are unable to determine the outcome of this proceeding at this time.
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
As part of the accelerated share repurchase, we simultaneously entered into a forward sale contract with the investment bank that was expected to mature in approximately 50 trading days. Under the terms of the forward sale contract, the investment bank was required to purchase, in the open market, 850,000 shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, were required to either pay cash or issue registered or unregistered shares of our common stock to the investment bank if the investment bank’s weighted average purchase price was higher than the March 30, 2007 closing price. The investment bank was required to pay us either cash or shares of our common stock, at our option, if the investment bank’s weighted average price for the shares purchased was lower than the March 30, 2007 closing price. At settlement on May 23, 2007, we paid cash of $.4 million to the investment bank and recorded this amount in “Stockholders’ equity” as a reduction in “Common stock.” The $.4 million was the difference between the investment bank’s weighted average purchase price of $26.8459 and the March 30, 2007 closing price of $26.38 per share multiplied by 850,000 shares.
4.	Earnings Per Share.
We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the three months and nine months ended July 31, 2007 and 2006 is presented below.

	Three Months		Nine Months
In thousands except per share amounts	2007	2006	2007	2006

Net Income (Loss)	($9,140)	($12,389)	$112,696	$103,350

Average shares of common stock outstanding for basic earnings per share	73,938	75,286	74,304	76,034
Contingently issuable shares:
Executive Long-Term Incentive Plan and Incentive Compensation Plan *	—	—	272	204

Average shares of dilutive stock	73,938	75,286	74,576	76,238

Earnings (Loss) Per Share of common stock:
Basic	($0.12)	($0.16)	$1.52	$1.36
Diluted	($0.12)	($0.16)	$1.51	$1.36

*	For the three months ended July 31, 2007 and 2006, the inclusion of 252 and 203 contingently issuable shares, respectively, would have been antidilutive.
5.	Employee Benefit Plans.
Components of the net periodic benefit cost for our pension plans and our postretirement health care and life insurance benefits (OPEB) plan for the three months ended July 31, 2007 and 2006 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2007	2006	2007	2006	2007	2006

Three months
Service cost	$2,575	$1,649	$15	$16	$330	$44
Interest cost	2,987	2,080	69	72	471	68
Expected return on plan assets	(3,931)	(2,611)	—	—	(318)	(45)
Amortization of transition obligation	—	—	—	—	167	26
Amortization of prior service cost	136	140	—	—	—	—
Amortization of actuarial (gain) loss	237	117	—	—	—	(9)

Total	$2,004	$1,375	$84	$88	$650	$84

Components of the net periodic benefit cost for our pension plans and our OPEB plan for the nine months ended July 31, 2007 and 2006 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2007	2006	2007	2006	2007	2006

Nine months
Service cost	$8,452	$7,946	$45	$49	$991	$861
Interest cost	9,560	10,022	207	216	1,412	1,327
Expected return on plan assets	(12,669)	(12,585)	—	—	(953)	(888)
Amortization of transition obligation	—	—	—	—	500	507
Amortization of prior service cost	433	676	—	—	—	—
Amortization of actuarial (gain) loss	728	566	—	—	—	(173)

Total	$6,504	$6,625	$252	$265	$1,950	$1,634

In July 2007, we contributed the amount we had estimated of $16.5 million to the qualified pension plan. Of the estimated 2007 contribution of $.6 million to the nonqualified pension plans, we have paid $.5 million through July 31, 2007. We estimate that we will contribute $3 million to the OPEB plan in 2007.
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
Operations by segment for the three months and nine months ended July 31, 2007 and 2006 are presented below.

	Regulated		Non-utility
	Utility		Activities		Total
In thousands	2007	2006	2007	2006	2007	2006

Three Months
Revenues from external customers	$224,442	$237,874	$—	$—	$224,442	$237,874
Margin	75,158	72,982	—	—	75,158	72,982
Operations and maintenance expenses	52,849	52,424	59	56	52,908	52,480
Income from equity method investments	—	—	5,849	2,026	5,849	2,026
Operating loss before income taxes	(7,766)	(10,127)	(129)	(57)	(7,895)	(10,184)
Income (loss) before income taxes	(21,407)	(22,441)	5,631	1,884	(15,776)	(20,557)

Nine Months
Revenues from external customers	$1,433,262	$1,642,419	$—	$—	$1,433,262	$1,642,419
Margin	443,370	436,364	—	—	443,370	436,364
Operations and maintenance expenses	159,938	165,366	230	133	160,168	165,499
Income from equity method investments	—	—	34,989	27,942	34,989	27,942
Operating income (loss) before income taxes	192,134	179,897	(415)	(262)	191,719	179,635
Income before income taxes	150,661	142,582	34,311	27,388	184,972	169,970

Reconciliations to the condensed consolidated statements of operations for the three months and nine months ended July 31, 2007 and 2006 are presented below.

	Three Months		Nine Months
In thousands	2007	2006	2007	2006

Operating Income:
Segment operating income (loss)	$(7,895)	$(10,184)	$191,719	$179,635
Utility income taxes	8,787	9,101	(58,795)	(55,562)
Non-utility activities	129	57	415	262

Operating income (loss)	$1,021	$(1,026)	$133,339	$124,335

Net Income:
Income (loss) before income taxes for reportable segments	$(15,776)	$(20,557)	$184,972	$169,970
Income taxes	6,636	8,168	(72,276)	(66,620)

Net income (loss)	$(9,140)	$(12,389)	$112,696	$103,350

7.	Equity Method Investments.
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
We own 21.49% of the membership interests in Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. These gas costs for the three months and nine months ended July 31, 2007 and 2006 are presented below.

	Three Months		Nine Months
In thousands	2007	2006	2007	2006

Transportation Costs	$1,181	$1,181	$3,465	$3,504
As of July 31, 2007 and October 31, 2006, we owed Cardinal $.4 million and $.1 million, respectively.
We own 40% of the membership interests in Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. Pine Needle owns and operates an interstate liquefied natural gas storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC). We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. These gas costs for the three months and nine months ended July 31, 2007 and 2006 are presented below.

	Three Months		Nine Months
In thousands	2007	2006	2007	2006

Storage Costs	$2,764	$3,240	$8,962	$9,463

As of July 31, 2007 and October 31, 2006, we owed Pine Needle $.9 million and $1.1 million, respectively.
We own 30% of the membership interests in SouthStar Energy Services LLC, a Delaware limited liability company. Under the terms of the Amended and Restated Limited Liability Company Agreement (Restated Agreement), earnings and losses are allocated 25% to us and 75% to the other member, Georgia Natural Gas Company (GNGC), a subsidiary of AGL Resources, Inc., with the exception of earnings and losses in the Ohio and Florida markets, which are allocated to us at our ownership percentage of 30%. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States, with most of its business being conducted in the unregulated retail gas market in Georgia. We have related party transactions as a wholesale gas supplier to SouthStar, and we record in operating revenues the amounts billed to SouthStar. Our operating revenues from these sales for the three months and nine months ended July 31, 2007 and 2006 are presented below.

	Three Months		Nine Months
In thousands	2007	2006	2007	2006

Operating Revenues	$2,849	$3,015	$6,432	$18,928
As of July 31, 2007 and October 31, 2006, SouthStar owed us $.8 million.
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
Piedmont Hardy Storage Company, LLC (Piedmont Hardy), a wholly-owned subsidiary of Piedmont, owns 50% of the membership interests in Hardy Storage Company, LLC (Hardy Storage), a West Virginia limited liability company. The other owner is Columbia Hardy Corporation, a subsidiary of Columbia Gas Transmission Corporation (Columbia Gas), a subsidiary of NiSource Inc. Hardy Storage owns and operates an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia, that is regulated by the FERC. Service to customers began April 1, 2007 in the initial service phase, and Hardy Storage continues to pursue construction related to subsequent phases of the project. On June 29, 2006, Hardy Storage signed a note purchase agreement for interim notes and a revolving equity bridge facility for up to a total of $173.1 million for funding during the construction period. After the satisfaction of certain conditions in the note purchase agreement, the two members of Hardy Storage will pay off 30% of the construction financing with their equity contributions and the remaining 70% debt will convert to a fifteen-year mortgage-style debt instrument without recourse to the members. We expect the conversion to occur in late spring to late summer of 2008. In April 2007, Columbia Gas contributed assets valued at $12.9 million as a portion of its share of the 30% equity contributions. On August 1, 2007, we contributed $2.8 million as a portion of our share of the 30% equity contributions. On September 4, 2007, we contributed an additional $8.8 million. By November 1, 2007, the members will have contributed their entire equity commitment in cash and contributed assets, which will be used to pay off the equity bridge facility at that time.
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
We are recording a liability at fair value for this guaranty based on the probability of project failure applied to our 50% of the construction financing outstanding at the end of each quarter, with a corresponding increase to our investment account in the venture. As our risk in the project changes, the fair value of the guaranty is adjusted accordingly through a quarterly evaluation.
As of July 31, 2007, $135.7 million was outstanding under the construction loan, and we have recorded a guaranty liability of $1.4 million.
We have related party transactions as a customer of Hardy Storage beginning in April 2007, and we record in cost of gas the storage costs charged to us by Hardy Storage. These gas costs for the three months and nine months ended July 31, 2007 and 2006 are presented below.

	Three Months		Nine Months
In thousands	2007	2006	2007	2006

Storage Costs	$2,520	$—	$3,318	$—
As of July 31, 2007, we owed Hardy Storage $.9 million.
8.	Financial Instruments.
We have a syndicated five-year revolving credit facility with aggregate commitments totaling $350 million, that may be increased up to $600 million, and that includes annual renewal options. We pay an annual fee of $35,000 plus six basis points for any unused amount up to $350 million. The facility provides a line of credit for letters of credit up to $5 million of which $1.5 million was issued and outstanding. The credit facility bears interest based on the 30-day LIBOR rate plus from .15% to .35%, based on our credit ratings. At July 31, 2007 and October 31, 2006, outstanding short-term borrowings of $147.5 million and $170 million were recorded in “Notes payable” in the condensed consolidated balance sheets, respectively. During the three months ended July 31, 2007, short-term borrowings ranged from zero to $157 million, and when borrowing under the facility, the actual interest rate for all borrowings and the weighted average interest rate was 5.57%. During the nine months ended July 31, 2007, short-term borrowings ranged from zero to $280.5 million, and when borrowing, interest rates ranged from 5.57% to 5.6% (weighted average of 5.58%). Our credit facility’s financial covenants require us to maintain a ratio of total debt outstanding, including letters of credit and guarantees of debt, to total capitalization of no greater than 70%, and our actual ratio was 52% at July 31, 2007.
We have purchased and sold financial derivative instruments for natural gas in all three states for our gas purchase portfolios. The prudently incurred gains or losses on financial derivatives utilized in the regulated utility segment are included in our rates to customers. Current period changes in the assets and liabilities from these risk management activities are recorded as a component of gas costs in amounts due customers in accordance with Statement 71. Accordingly, there is no earnings impact on the regulated utility segment from the use of these financial derivatives. The fair value of gas purchase options decreased from $3.1 million as of October 31, 2006 to $1.4 million as of July 31, 2007, primarily due to options being exercised or options expiring during the period and options being replaced with options having lower market values.
9.	Share-Based Payments.
At our annual meeting of shareholders held on March 3, 2006, shareholders approved the Piedmont Natural Gas Company, Inc. Incentive Compensation Plan (ICP) effective November 1, 2005. The ICP permits the grant of annual incentive awards, performance awards, restricted stock, stock options and stock appreciation rights to eligible employees and members of the Board of Directors.
Under our ICP, 65,000 restricted shares of our common stock with a value at the date of grant of $1.7 million were granted to our Chairman, President and Chief Executive Officer on September 1, 2006. During the vesting period, any dividends paid on these shares will be accrued and converted into additional shares at the closing price on the date of the dividend payment. The restricted shares and any additional shares accrued through dividends will vest over a three-year period to five-year period only if he is an employee on each vesting date. For the three months and nine months ended July 31, 2007, we have recorded compensation expense under this grant of $.1 million and $.3 million, respectively. We are recording compensation under the ICP on the straight-line method.
Under the Executive Long-Term Incentive Plan (LTIP) and ICP, the Board of Directors has awarded performance units to eligible officers and other participants. Depending upon the performance achieved by Piedmont during multi-year performance periods, distribution of those awards may be made in the form of shares of common stock and cash withheld for payment of applicable taxes on the compensation. The LTIP and ICP require that minimum threshold performances be achieved in order for any award to be distributed. For the three months and nine months ended July 31, 2007, we recorded compensation expense for the LTIP and ICP of $.1 million and $2.3 million, respectively, including compensation on the restricted share award above. Shares of common stock to be issued under the LTIP and ICP are contingently issuable shares and are included in our calculation of fully diluted earnings per share.
As of July 31, 2007 and October 31, 2006, we have accrued $7 million and $11.4 million for these awards. The accrual is based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
10.	Termination Benefits.
We continued additional organizational changes under our business process improvement program during our third quarter. As a part of this effort, we are initiating changes in our customer payment and collection processes, including no longer accepting customer payments in our business offices and closing some of these office locations. We also continue to consolidate call centers and streamline our district operations. These new initiatives will be phased in through 2010 and may be accelerated and completed earlier.
We will be increasing the number and availability of public payment centers which are more conveniently located to meet our customers’ needs. Collections of delinquent accounts will be consolidated in our central business office.
We have accrued costs in connection with these initiatives in the form of one-time severance benefits to employees who will be either voluntarily or involuntarily severed. All costs are included in the regulated utility segment in operations and maintenance expenses in the condensed consolidated statements of operations.
We accrued $3.6 million during the quarter ended July 31, 2007 and paid $.7 million in the period. The liability as of July 31, 2007 was $2.9 million.
11.	Commitments and Contingent Liabilities.
Long-term contracts
We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. The time periods for pipeline and storage capacity contracts range from one to seventeen years. The time periods for gas supply contracts range from one to three years. The time periods for the telecommunications and technology contracts providing maintenance fees for hardware and software applications, usage fees, local and long-distance data costs, frame relay, cell phone and pager usage fees range from one to five years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles and contractors.
Certain storage and pipeline capacity contracts require the payment of demand charges that are based on rates established by the FERC in order to maintain the ability to access the natural gas storage or the pipeline capacity on a firm basis during the contract term. The demand charges that are incurred in each period are recognized in the consolidated statement of operations as part of gas purchases and included in cost of gas.
Leases
We lease certain buildings, land and equipment for use in our operations under noncancelable operating leases.
Legal
We have only routine litigation in the normal course of business.
Environmental Matters
Our three state regulatory commissions have authorized us to utilize deferral accounting in connection with environmental costs. Accordingly, we have established regulatory assets for actual environmental costs incurred and for estimated environmental liabilities recorded. We have owned, leased or operated thirteen manufactured gas plant (MGP) sites. We entered into a settlement with a third party with respect to nine MGP sites that we have owned, leased or operated and paid an amount, charged to the estimated environmental liability, that released us from any investigation and remediation liability. On one of these nine properties, we performed additional clean-up activities, including the removal of an underground storage tank, in anticipation of an impending sale. Although no such claims are pending or, to our knowledge, threatened, the settlement did not cover any third-party claims for personal injury, death, property damage and diminution of property value or natural resources. We also have liability for any third-party claims for personal injury, death, property damage and diminution of property value or natural resources related to a MGP site connected with our acquisition of North Carolina Natural Gas Corporation.
Of the 13 MGP sites, we have accrued an estimated liability for the remaining four sites. As part of a voluntary agreement with the North Carolina Department of Environment and Natural Resources (NCDENR), we started the initial steps for remediating the Hickory, North Carolina MGP site. In order to formalize the remediation process, the NCDENR sent us a letter requesting the initiation of a remedial investigation of this site. Because we no longer own the property, access to the property had to be obtained from the current owner, and the initial file search and survey have been completed. Due to the delays of obtaining access to the site, we have delayed the initial remediation investigation. Once completed, we will submit our findings to the NCDENR. The limited site assessment report prepared in 1994 concluded that gas plant residuals remaining on the Hickory site are thought to be mostly contained within two former tar separators associated with the site’s operations.
In addition, we have performed a more extensive investigation of our MGP site located in Nashville to determine if the accrued amounts are sufficient to cover the clean up of that site. Based on the results of this study, we believe that an adjustment is necessary to cover additional clean up of the site. This adjustment is necessary based on some contamination found outside the gasholder in the location of a boiler and pump house. The clean up of the additional contamination is expected to cost approximately $500,000. In accordance with the deferral accounting authorized by our regulatory commissions, we have adjusted the regulatory asset and the estimated liability for this additional amount.
Further evaluation or remediation of these MGP sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.
Letters of Credit
We use letters of credit to guarantee claims from self-insurance under our general liability policies.
Additional information concerning commitments and contingencies is set forth in Note 7 and “Financial Condition and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Form 10-K for the year ended October 31, 2006.
12. Subsequent Events.
In August 2007, we requested authorization from the NCUC and the PSCSC to defer certain settlement charges that we may be required to recognize under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (Statement 88) as a result of lump sum distributions from our pension plans in our current fiscal year. These charges may, but at this point are not certain to, accrue as a result of Statement 88’s requirement to recognize in earnings the pro rata portion of the percentage reduction in our long-term projected benefit obligations resulting from defined benefit distributions in excess of limits specified by Statement 88. These settlement charges will not change our ultimate liability under our pension plan, but current recognition of these charges, if required by Statement 88, will have an impact of $3.5 million pre-tax or more on our fourth quarter 2007 earnings. The liability for which deferral is sought in this petition and the amount of such liability are not fixed at this time and are dependent upon a number of variables, such as the total amount of lump sum settlement distributions made during Piedmont’s current fiscal year, and the prevailing discount rate and asset value of Piedmont’s postretirement obligations at October 31, 2007. We are unable to determine the outcome of this petition at this time.

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
Overview
Piedmont Natural Gas Company is an energy services company whose principal business is the distribution of natural gas to residential, commercial and industrial customers in portions of North Carolina, South Carolina and Tennessee. We also have equity method investments in joint venture, energy-related businesses. Our operations are comprised of two business segments ___ the regulated utility segment and the non-utility activities segment.
The regulated utility segment is the largest segment of our business with approximately 97% of our consolidated assets. This segment is regulated by three state regulatory commissions that approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and to earn a fair rate of return for our shareholders. Factors critical to the success of the regulated utility include a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in rates charged to customers. For the nine months ended July 31, 2007, 81% of our earnings before taxes came from our regulated utility segment.
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
The majority of our natural gas supplies come from the Gulf Coast region. We believe that diversification of our supply portfolio is in our customers’ best interest. We have a firm, long-term transportation contract pending with Midwestern Gas Transmission Company for additional pipeline capacity that will provide access to Canadian and Rocky Mountain gas supplies and the Chicago hub, primarily to serve our Tennessee markets. It is anticipated that the Midwestern capacity will be available during the 2007-2008 winter. We have also executed an agreement with Hardy Storage Company, LLC for firm, long-term market-area storage capacity in West Virginia that began its initial phase service in April 2007.
Our focus is on our core business of providing safe, reliable and quality natural gas distribution service to our customers in the growing Southeast market area.
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
As part of our ongoing effort to improve business processes and customer service, and capture operational and organizational efficiencies, we are in the process of standardizing our customer payment and collection processes, consolidating call centers and streamlining business operations.
We seek to maintain a long-term debt-to-capitalization ratio within a range of 45% to 50%. We also seek to maintain a strong balance sheet and investment-grade credit ratings to support our operating and investment needs.
Results of Operations
We reported a net loss of $9.1 million for the three months ended July 31, 2007 compared to a net loss of $12.4 million for the similar period in 2006. The following table sets forth a comparison of the components of our income statement for the three months ended July 31, 2007 as compared with the three months ended July 31, 2006.

				Percent
	Three Months Ended July 31			Increase
In thousands, except per share amounts	2007	2006	Change	(Decrease)
Operating Revenues	$224,442	$237,874	$(13,432)	(5.6)%
Cost of Gas	149,284	164,892	(15,608)	(9.5)%
Margin	75,158	72,982	2,176	3.0%
Operating Expenses	74,137	74,008	129	0.2%
Operating Income (Loss)	1,021	(1,026)	2,047	199.5%
Other Income (Expense)	3,770	1,698	2,072	122.0%
Utility Interest Charges	13,931	13,061	870	6.7%
Net Loss	$(9,140)	$(12,389)	$3,249	26.2%

Average Shares of Common Stock:
Basic	73,938	75,286	(1,348)	(1.8)%
Diluted	73,938	75,286	(1,348)	(1.8)%

Loss Per Share of Common Stock:
Basic	$(0.12)	$(0.16)	$0.04	25.0%
Diluted	$(0.12)	$(0.16)	$0.04	25.0%

We reported net income of $112.7 million for the nine months ended July 31, 2007 compared to net income of $103.4 million for the similar period in 2006. The following table sets forth a comparison of the components of our income statement for the nine months ended July 31, 2007 as compared with the nine months ended July 31, 2006.

				Percent
	Nine Months Ended July 31			Increase
In thousands, except per share amounts	2007	2006	Change	(Decrease)
Operating Revenues	$1,433,262	$1,642,419	$(209,157)	(12.7)%
Cost of Gas	989,892	1,206,055	(216,163)	(17.9)%
Margin	443,370	436,364	7,006	1.6%
Operating Expenses	310,031	312,029	(1,998)	(0.6)%
Operating Income	133,339	124,335	9,004	7.2%
Other Income (Expense)	21,386	17,592	3,794	21.6%
Utility Interest Charges	42,029	38,577	3,452	8.9%
Net Income	$112,696	$103,350	$9,346	9.0%

Average Shares of Common Stock:
Basic	74,304	76,034	(1,730)	(2.3)%
Diluted	74,576	76,238	(1,662)	(2.2)%

Earnings Per Share of Common Stock:
Basic	$1.52	$1.36	$0.16	11.8%
Diluted	$1.51	$1.36	$0.15	11.0%

Key operating statistics are shown in the table below for the three months ended July 31, 2007 and 2006.

Gas Deliveries, Customers, Weather Statistics and Number of Employees
	Three Months Ended			Percent
	July 31			Increase
Gas Sales and Deliveries in Dekatherms (in thousands)	2007	2006	Variance	(Decrease)

Sales Volumes	11,948	11,640	308	2.6%
Transportation Volumes	24,320	26,329	(2,009)	(7.6)%

Throughput	36,268	37,969	(1,701)	(4.5)%

Secondary Market Volumes	8,034	10,367	(2,333)	(22.5)%

Customers Billed (at period end)	924,105	905,802	18,303	2.0%
Gross Customer Additions	7,102	7,934	(832)	(10.5)%

Degree Days
Actual	46	76	(30)	(39.5)%
Normal	52	52	—	—%
Percent colder (warmer) than normal	(11.5)%	46.2%	n/a	n/a

Number of Employees (at period end)	1,901	2,086	(185)	(8.9)%

Key operating statistics are shown in the table below for the nine months ended July 31, 2007 and 2006.

Gas Deliveries, Customers, Weather Statistics and Number of Employees
	Nine Months Ended			Percent
	July 31			Increase
Gas Sales and Deliveries in Dekatherms (in thousands)	2007	2006	Variance	(Decrease)

Sales Volumes	95,117	90,611	4,506	5.0%
Transportation Volumes	67,760	65,864	1,896	2.9%

Throughput	162,877	156,475	6,402	4.1%

Secondary Market Volumes	26,623	30,120	(3,497)	(11.6)%

Customers Billed (at period end)	924,105	905,802	18,303	2.0%
Gross Customer Additions	22,859	25,157	(2,298)	(9.1)%

Degree Days
Actual	2,869	2,929	(60)	(2.0)%
Normal	3,174	3,173	1	—%
Percent colder (warmer) than normal	(9.6)%	(7.7)%	n/a	n/a

Number of Employees (at period end)	1,901	2,086	(185)	(8.9)%

Operating Revenues
Operating revenues decreased $13.4 million for the three months ended July 31, 2007 compared with the similar period in 2006 due to the following decreases:
•	$12.1 million from lower revenues from secondary market transactions. Secondary market transactions consist of off-system sales and capacity release arrangements.

•	$9.4 million from lower commodity gas costs passed through to sales customers.
These decreases were partially offset by the following increases:
•	$4.1 million from increased volumes delivered to transportation customers.

•	$3.7 million from increased volumes delivered to sales customers related to non-commodity components in rates.

•	$2.4 million from increased volumes delivered to sales customers related to commodity costs.

•	$.7 million higher revenues under the CUT mechanism. As discussed in “Financial Condition and Liquidity” below, the CUT mechanism became effective November 1, 2005 in North Carolina to offset the impact of conservation and colder-than-normal or warmer-than-normal weather on residential and commercial customer margin.
Operating revenues decreased $209.2 million for the nine months ended July 31, 2007 compared with the similar period in 2006 due to the following decreases:
•	$205.9 million from lower commodity gas costs passed through to sales customers.

•	$58.6 million lower revenues from secondary market transactions.

•	$5.8 million lower revenues under the CUT mechanism.
These decreases were partially offset by the following increases:
•	$25.8 million from increased volumes to sales customers related to non-commodity components in rates.

•	$15.9 million from increased volumes delivered to sales customers related to commodity costs.

•	$11.4 million from increased volumes delivered to transportation customers.

•	$5 million related to non-commodity components in rates.

•	$1.3 million from revenues under the WNA in South Carolina and Tennessee.
Cost of Gas
Cost of gas decreased $15.6 million for the three months ended July 31, 2007 compared with the similar period in 2006 primarily due to the following decreases:
•	$11.2 million from lower commodity gas costs in secondary market activity.

•	$9.4 million from lower commodity gas costs passed through to sales customers.
These decreases were partially offset by an increase of $2.4 million from increased volumes delivered to sales customers.
Cost of gas decreased $216.2 million for the nine months ended July 31, 2007 compared with the similar period in 2006 primarily due to a decrease of $205.9 million from lower commodity gas costs passed through to sales customers.
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
Margin
Margin increased $2.2 million for the three months ended July 31, 2007 and $7 million for the nine months ended July 31, 2007 compared with the similar periods in 2006 primarily due to growth in our residential, commercial and power-generation customer base. The increase in the nine-month period was partially offset by $1.5 million of gas cost accounting adjustments related to lost and unaccounted for gas and interest charges related to natural gas purchases and $.8 million due to the timing of annual adjustments under the CUT settlement.
Our utility margin is defined as natural gas revenues less natural gas commodity purchases and fixed gas costs for upstream capacity. Margin, rather than revenues, is used by management to evaluate utility operations due to the impact of volatile wholesale commodity gas costs, which account for approximately 69% of revenues for the nine months ended July 31, 2007. The wholesale commodity gas costs are passed through to customers in rates on a dollar-for-dollar basis.
Our utility margin is impacted also by certain regulatory mechanisms as defined elsewhere in this document or in our Form 10-K for the year ended October 31, 2006. These include WNA in Tennessee and South Carolina, the Natural Gas Rate Stabilization in South Carolina, secondary market activity in North Carolina and South Carolina, TIP in Tennessee, CUT in North Carolina, negotiated loss treatment in all three jurisdictions and the collection of uncollectible gas costs in all three jurisdictions. We retain 25% of secondary market margins generated through off-system sales and capacity release activity related to North Carolina and South Carolina, with 75% credited to customers through the PGA mechanism.
Operations and Maintenance Expenses
Operations and maintenance expenses increased $.4 million for the three months ended July 31, 2007 compared with the similar period in 2006 primarily due to the following increases:
•	$1.2 million in outside services primarily due to increased telephony services.

•	$1.1 million in employee benefits primarily due to pension costs and adjustments in group insurance expense.
These increases were partially offset by the following decreases:
•	$1.3 million in payroll primarily related to the management restructuring program in 2006, including impacts on short-term and long-term incentive plan accruals.

•	$.7 million in the provision for uncollectibles primarily due to an adjustment to the allowance for doubtful accounts.
Operations and maintenance expenses decreased $5.4 million for the nine months ended July 31, 2007 compared with the similar period in 2006 primarily due to the following decreases:
•	$8.3 million in payroll primarily related to the management restructuring program in 2006, including impacts on short-term and long-term incentive plan accruals.

•	$1 million in transportation costs primarily due to fewer vehicles being used as a result of our automated meter reading initiative.
These decreases were offset by the following increases:
•	$2.1 million in employee benefits primarily due to pension and postretirement health care costs and adjustments in group insurance expense.

•	$1.8 million in outside services primarily due to increased telephony services.
Depreciation
Depreciation expense for the three months and nine months ended July 31, 2007 was comparable with the similar prior periods.

General Taxes
General taxes decreased $.8 million for the three months ended July 31, 2007 as compared with the similar period in 2006 primarily due to decreases in property taxes and payroll taxes, partially offset by an increase in gross receipts taxes. General taxes for the nine months ended July 31, 2007 were comparable with the similar prior period.
Other Income (Expense)
Income from equity method investments includes our earnings from joint venture investments. Income from equity method investments increased $3.8 million and $7 million for the three months and nine months ended July 31, 2007 compared with the similar periods in 2006. These increases were primarily due to increased earnings from SouthStar of $2 million and from Hardy Storage of $2 million, offset by decreased earnings from Pine Needle of $.2 million for the three months ended July 31, 2007, and increased earnings from SouthStar of $4.9 million and from Hardy Storage of $2.6 million, partially offset by decreased earnings from Pine Needle of $.4 million for the nine months ended July 31, 2007. Non-operating income is comprised of non-regulated merchandising and service work, subsidiary operations, interest income and other miscellaneous income. Non-operating expense is comprised of charitable contributions and other miscellaneous expenses. The changes in non-operating income and non-operating expense are not significant.
Utility Interest Charges
Utility interest charges increased $.9 million for the three months ended July 31, 2007 compared with the similar period in 2006 primarily due to the following increases:
•	$.9 million in interest on long-term debt due to the issuance on June 20, 2006 of $200 million of insured quarterly notes due June 1, 2036, which was partially offset by the retirement on July 30, 2006 of $35 million of senior notes.

•	$.4 million due to a decrease in the allowance for funds used during construction allocated to debt.

•	$.3 million in interest expense on regulatory treatment of certain components of deferred income taxes.

•	$.3 million in net interest expense on amounts due to/from customers due to lower net receivables in the current period.
These increases were partially offset by the following decreases:
•	$1.2 million in interest on short-term debt due to lower balances outstanding in the current period.
Utility interest charges increased $3.5 million for the nine months ended July 31, 2007 compared with the similar period in 2006 primarily due to the following increases:
•	$5.5 million in interest on long-term debt due to the issuance on June 20, 2006 of $200 million of insured quarterly notes due June 1, 2036, which was partially offset by the retirement on July 30, 2006 of $35 million of senior notes.

•	$1.1 million in interest expense on regulatory treatment of certain components of deferred income taxes.
These increases were partially offset by the following decreases:

•	$2.7 million in interest on short-term debt due to lower balances outstanding in the current period.

•	$.5 million due to an increase in the allowance for funds used during construction allocated to debt.

•	$.2 million in net interest expense on amounts due to/from customers due to higher net receivables in the current period.
Our Business
Piedmont Natural Gas Company, Inc., which began operations in 1951, is an energy services company whose principal business is the distribution of natural gas to 1,016,000 residential, commercial and industrial customers in portions of North Carolina, South Carolina and Tennessee, including 62,000 customers served by municipalities who are our wholesale customers. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, interstate natural gas storage and intrastate natural gas transportation.
We continually assess the nature of our business and explore alternatives in our core business of traditional utility regulation. Non-traditional ratemaking initiatives and market-based pricing of products and services provide additional opportunities and challenges for us. We also regularly evaluate opportunities for obtaining natural gas supplies from different production regions and supply sources to maximize our natural gas portfolio flexibility and reliability, including the diversification of our supply portfolio through pipeline capacity arrangements that access new sources of supply and market-area storage and that diversify supply concentration away from the Gulf Coast region. We have a firm, long-term transportation contract pending with Midwestern Gas Transmission Company for 120,000 dekatherms per day of additional pipeline capacity that will provide access to Canadian and Rocky Mountain gas supplies and the Chicago hub, primarily to serve our Tennessee markets. We anticipate the Midwestern capacity will be available during the 2007-2008 winter. We have also executed an agreement with Hardy Storage Company, LLC for firm, long-term market-area storage capacity in West Virginia that began its initial service in April 2007.
We have two reportable business segments, regulated utility and non-utility activities. For further information on business segments, see Note 6 to the condensed consolidated financial statements.
Our utility operations are regulated by the NCUC, PSCSC and the TRA as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also regulated by the NCUC as to the issuance of securities. We are also subject to or affected by various federal regulations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the FERC that affect the availability of and the prices paid for the interstate transportation and storage of natural gas, regulations of the Department of Transportation that affect the construction, operation, maintenance, integrity and safety of natural gas distribution and transmission systems, and regulations of the Environmental Protection Agency relating to the use and release into the environment of hazardous wastes. In addition, we are subject to numerous regulations, such as those relating to employment practices, which are generally applicable to companies doing business in the United States of America.
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
We invest in joint ventures to complement or supplement income from our regulated utility operations. If an opportunity aligns with our overall business strategies and allows us to leverage the strengths of our markets along with our core abilities, we analyze and evaluate the project with a major factor being a projected rate of return greater than the returns allowed in our utility operations, due to the higher risk of such projects. We participate in the governance of the venture by having management representation on the governing board of the venture. We monitor actual performance against expectations. Decisions regarding exiting joint ventures are based on many factors, including performance results and continued alignment with our business strategies.
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

Net cash provided by operating activities was $214.7 million and $103.8 million for the nine months ended July 31, 2007 and 2006, respectively. Net cash provided by operating activities reflects a $9.3 million increase in net income for 2007 compared with 2006, along with changes in working capital as described below:
•	Trade accounts receivable and unbilled utility revenues increased cash flow $25.2 million in the current period and $31.6 million in the prior period. Trade accounts receivable increased $2.9 million in the current period due to an increase in volumes delivered of 2.9 million dekatherms, which were offset by lower gas costs passed through to customers.

•	Prepayments increased cash flow $2.2 million in the current period and $12.2 million in the prior period primarily due to prepaid gas costs. Prepaid gas costs increased primarily due to a large injection of gas in July 2007, which did not occur until August 2006 in the prior year.

•	Trade accounts payable increased cash flow $5.2 million in the current period as compared with a decrease in cash flow of $113 million in the prior period. Trade accounts payable, including accounts payable for construction work in progress, increased by $3.5 million in the current period primarily due to an increase in gas purchases.

•	Amounts due to/from customers increased cash flow $7.3 million in the current period as compared with a decrease in cash flow of $23 million in the prior period. Net amounts due to/from customers decreased $7.3 million in the current period due to the recovery of gas costs deferred in the prior period.

•	Refundable income taxes decreased cash flow $18.2 million in the current period as compared to an increase in cash flow of $5.8 million in the prior period due to the application of refundable income taxes to later periods.

•	Income taxes accrued increased cash flow $.4 million in the current period as compared with a decrease in cash flow of $6.2 million in the prior period due to changes in the components of taxable income.

•	Gas in storage decreased cash flow $5.6 million in the current period as compared with an increase in cash flow of $31.7 million in the prior period primarily due to injection of gas into new gas storage contract services facilities.

•	Gas purchase options, at fair value, increased cash flow $1.7 million in the current period as compared with an increase in cash flow of $7.9 million in the prior period due to decreases in the market values of financial derivatives.
Our regulatory commissions approve rates that are designed to give us the opportunity to generate revenues, assuming normal weather, to cover our gas costs and fixed and variable non-gas costs and to earn a fair return for our shareholders. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder-than-normal or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA in South Carolina and Tennessee generated charges to customers of $5.8 million in the nine months ended July 31, 2007 and charges to customers of $4.5 million in the nine months ended July 31, 2006. In Tennessee, adjustments are made directly to the customer’s bills. In South Carolina, the adjustments are calculated at the individual customer level and recorded in a deferred account for subsequent collection from or refund to all customers in the class. The CUT mechanism in North Carolina provides for any over- or under-collection of approved margin per customer that operates independently of both weather and consumption patterns of residential and commercial customers. The CUT mechanism provided margin of $23.9 million and $29.3 million in the nine months ended July 31, 2007 and 2006, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the CUT.
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
In an effort to keep customer rates competitive by holding down operations and maintenance costs and as part of an ongoing effort aimed at improving business processes, capturing operational and organizational efficiencies and improving customer service, we are in the process of standardizing our customer payment and collection processes, consolidating call centers and streamlining business operations. We estimate termination benefits to employees of labor costs of $3.6 million over the next four years in this business process improvement initiative.
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
Cash Flows from Investing Activities. Net cash used in investing activities was $92.4 million and $115.6 million for the nine months ended July 31, 2007 and 2006, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the nine months ended July 31, 2007 were $92.7 million as compared to $147 million in the similar prior period. The decrease was primarily due to several large projects in 2006, such as automated meter reading, certain revenue-producing projects in our service area and enterprise telephony that are now complete or nearing completion. Reimbursements from the bond fund decreased $16 million from 2006 as construction of gas infrastructure in eastern North Carolina is complete.
During the nine months ended July 31, 2007, transfers of $.7 million were recorded as restricted funds and placed in escrow under the provisions of orders of the NCUC. During the nine months ended July 31, 2006, the restrictions on cash totaling $13.1 million were removed in connection with implementing the NCUC order in our last general rate proceeding. The cash was previously held in an expansion fund to extend natural gas service to unserved areas of the state.
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
We anticipate contributing $26.3 million to Hardy Storage Company, LLC, a joint venture investee of one of our non-utility subsidiaries, by November 1, 2007. This is the date on which the interim notes and revolving equity bridge will be converted to a mortgage-style note.
Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $(120) million and $13.3 million for the nine months ended July 31, 2007 and 2006, respectively. Funds are primarily used in paying down outstanding short-term borrowings, the repurchase of common stock under the common stock repurchase program, net of the issuance of common stock through dividend reinvestment and employee stock plans, and the payment of quarterly dividends on our common stock. Funds are primarily provided from bank borrowings and the issuance of common stock through dividend reinvestment and employee stock plans, net of purchases under the common stock repurchase program. We sell common stock and long-term debt to cover cash requirements when market and other conditions favor such long-term financing. As of July 31, 2007, our current assets were $429.1 million and our current liabilities were $350 million, primarily due to seasonal requirements as discussed above.
As of July 31, 2007, we had committed lines of credit under our senior credit facility effective April 24, 2006 of $350 million with the ability to expand up to $600 million, for which we pay an annual fee of $35,000 plus six basis points for any unused amount up to $350 million. Outstanding short-term borrowings decreased from $170 million as of October 31, 2006 to $147.5 million as of July 31, 2007, primarily due to collections from customers and reductions in working capital needs. During the nine months ended July 31, 2007, short-term borrowings ranged from zero to $280.5 million, and when we borrowed under the facility, interest rates ranged from 5.57% to 5.6% (weighted average of 5.58%).
As of July 31, 2007, we had $5 million available for letters of credit under our credit facility of which $1.5 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general liability policies. As of July 31, 2007, unused lines of credit available under our senior credit facility, including the issuance of the letters of credit, totaled $201 million.
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
During the nine months ended July 31, 2007, we issued $11.8 million of common stock through dividend reinvestment and stock purchase plans. On November 7, 2006, through an ASR agreement, we repurchased and retired 1 million shares of common stock for $26.6 million. On January 19, 2007, we settled the transaction and paid an additional $.8 million. On April 2, 2007, through an ASR agreement, we repurchased and retired 850,000 shares of common stock for $22.5 million. On May 23, 2007, we settled the transaction and paid an additional $.4 million. Under the Common Stock Open Market Purchase Program, as described in Part II, Item 2, we paid $54.2 million during the nine months ended July 31, 2007 for 2 million shares of common stock that are available for reissuance under these plans.
Through the ASR program, we may repurchase and subsequently retire up to approximately four million shares of common stock by no later than December 31, 2010, including the one million shares repurchased in April 2006, the one million shares repurchased in November 2006 and the 850,000 shares repurchased in March 2007. These shares are in addition to shares that are repurchased on a normal basis through the open market program. We anticipate that we will initiate another repurchase of up to one million shares in November 2007.
We have paid quarterly dividends on our common stock since 1956. The amount of cash dividends that may be paid is restricted by provisions contained in certain note agreements under which long-term debt was issued. As of July 31, 2007, our retained earnings were not restricted. On September 7, 2007, the Board of Directors declared a quarterly dividend on common stock of $.25 per share, payable October 15, 2007 to shareholders of record at the close of business on September 24, 2007.
Our long-term targeted capitalization ratio is 45% to 50% in long-term debt and 50% to 55% in common equity. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. As of July 31, 2007, our long-term capitalization consisted of 48% in long-term debt and 52% in common equity.
The components of our total debt outstanding to our total capitalization as of July 31, 2007 and 2006, and October 31, 2006, are summarized in the table below.

	July 31		October 31		July 31
In thousands	2007	Percentage	2006	Percentage	2006	Percentage
Short-term debt	$147,500	8%	$170,000	9%	$102,500	6%
Long-term debt	825,000	44%	825,000	44%	825,000	45%

Total debt	972,500	52%	995,000	53%	927,500	51%
Common stockholders’ equity	900,437	48%	882,925	47%	902,021	49%

Total capitalization (including short-term debt)	$1,872,937	100%	$1,877,925	100%	$1,829,521	100%

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
As of July 31, 2007, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services and “A3” by Moody’s Investors. Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.
We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions would result in total outstanding issues of debt becoming due. There are cross-default provisions in all our debt agreements. As of July 31, 2007, we are in compliance with all default provisions.
Estimated Future Contractual Obligations
During the three months ended July 31, 2007, there were no material changes to our estimated future contractual obligations that were disclosed in our Form 10-K for the year ended October 31, 2006, in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than a commitment to fund our 50% share of 30% of the construction financing of the Hardy Storage project with equity contributions, of which our commitment was $12.9 million as of July 31, 2007. For further information on this commitment, see Note 7 to the condensed consolidated financial statements.
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
Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or a different estimate that could have been used would have had a material impact on our financial condition or results of operations. We consider regulatory accounting, revenue recognition, goodwill and pension and postretirement benefits to be our critical accounting estimates. Management is responsible for the selection of the critical accounting estimates presented in our Form 10-K for the year ended October 31, 2006 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Management has discussed these critical accounting estimates with the Audit Committee of the Board of Directors. There have been no changes in our critical accounting policies and estimates since October 31, 2006.
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
Based on a preliminary assessment of prior regulatory treatment of postretirement benefits, management believes that regulatory asset or liability treatment will be afforded to any amounts that would otherwise be recorded in accumulated OCI resulting from the implementation of Statement 158. In August 2007, we filed a petition with the NCUC, the PSCSC and the TRA requesting the ability to place certain defined benefit postretirement obligations related to the implementation of Statement 158 in a regulatory deferred account instead of accumulated other comprehensive income. Assuming regulatory treatment, if Statement 158 had been adopted for the fiscal year ended October 31, 2006, the effect on the consolidated balance sheets would have been the recognition of $25.6 million as a regulatory asset, $16.7 million of deferred income taxes, $14.6 million decrease to prepaid pension and $27.7 million increase in accrued postretirement benefits. The actual impact at October 31, 2007 could be substantially different depending on the discount rate, asset returns and plan population at that date.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We hold all financial instruments discussed in this item for purposes other than trading. We are potentially exposed to market risk due to changes in interest rates and the cost of gas. Our exposure to interest rate changes relates primarily to short-term debt. We are exposed to interest rate changes to long-term debt when we are in the market to issue long-term debt. As of July 31, 2007, all of our long-term debt was issued at fixed rates. Exposure to gas cost variations relates to the wholesale supply, demand and price of natural gas.
Interest Rate Risk
We have short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements varies from period to period depending upon many factors, including our investments in capital projects. Future short-term interest expense and payments will be impacted by both short-term interest rates and borrowing levels.
As of July 31, 2007, we had $147.5 million of short-term debt outstanding under our credit facility at a weighted average interest rate of 5.57%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of $.1 million during the three months ended July 31, 2007 and $.8 million during the nine months ended July 31, 2007.
As of July 31, 2007, all of our long-term debt was at fixed interest rates and, therefore, not subject to interest rate risk.
Commodity Price Risk
In the normal course of business, we utilize exchange-traded contracts of various durations for the forward sale and purchase of a portion of our natural gas requirements. We manage our gas supply costs through a portfolio of short- and long-term procurement contracts with various suppliers. Due to cost-based rate regulation in our utility operations, our prudently incurred purchased gas costs and the prudently incurred costs of hedging our gas supplies are passed on to customers through PGA procedures.
Additional information concerning market risk is set forth in “Financial Condition and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Form 10-Q.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the third quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We have only routine litigation in the normal course of business.
Item 1A. Risk Factors
During the nine months ended July 31, 2007, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     c) Issuer Purchases of Equity Securities.
          The following table provides information with respect to purchases of common stock under the Common Stock Open Market Purchase Program during the three months ended July 31, 2007.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares That May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	Under the Program
Beginning of the period				4,612,074
05/1/07 — 05/31/07	—	$—	—	4,612,074
06/1/07 — 06/30/07	—	$—	—	4,612,074
07/1/07 — 07/31/07	—	$—	—	4,612,074

Total	—	$—	—
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
The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of July 31, 2007, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.
Item 6. Exhibits

10.1	Form of Performance Unit Award Agreement.
10.2	Form of Severance Agreement with Thomas E. Skains, dated September 4, 2007 (Substantially identical agreements have been entered into as of the same date with David J. Dzuricky, Franklin H. Yoho, Michael H. Yount, Kevin M. O’Hara, June B. Moore and Jane R. Lewis-Raymond).
10.2a	Schedule of Severance Agreements with Executives.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc. (Registrant)

Date September 7, 2007	/s/ David J. Dzuricky
David J. Dzuricky
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date September 7, 2007	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended July 31, 2007
Exhibits

10.1	Form of Performance Unit Award Agreement

10.2	Severance Agreement with Thomas E. Skains, dated September 4, 2007 (Substantially identical agreements have been entered into as of the same date with David J. Dzuricky, Franklin H. Yoho, Michael H. Yount, Kevin M. O’Hara, June B. Moore and Jane R. Lewis-Raymond)

10.2a	Schedule of Severance Agreements for Executives

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer