Form 10-Q
period 2008-01-31
PIEDMONT NATURAL GAS CO INC
filed 2008-03-11
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
Registrant’s telephone number, including area code (704) 364-3120
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2008

Common Stock, no par value	73,407,684

Part I. Financial Information
Item. 1. Financial Statements
Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	January 31,	October 31,
	2008	2007
ASSETS
Utility Plant, at original cost	$2,927,799	$2,894,514
Less accumulated depreciation	768,881	752,977

Utility plant, net	2,158,918	2,141,537

Other Physical Property, at cost (net of accumulated depreciation of $2,236 in 2008 and $2,197 in 2007)	978	1,007

Current Assets:
Cash and cash equivalents	17,719	7,515
Restricted cash	—	2,211
Trade accounts receivable (less allowance for doubtful accounts of $2,685 in 2008 and $544 in 2007)	275,752	97,625
Income taxes receivable	—	15,699
Other receivables	207	649
Unbilled utility revenues	145,831	24,121
Gas in storage	128,120	131,439
Gas purchase options, at fair value	5,599	13,725
Amounts due from customers	80,003	76,035
Prepayments	4,203	61,007
Other	5,079	5,318

Total current assets	662,513	435,344

Investments, Deferred Charges and Other Assets:
Equity method investments in non-utility activities	112,600	95,193
Goodwill	48,852	48,852
Overfunded postretirement asset	35,404	36,256
Unamortized debt expense	10,464	10,565
Regulatory cost of removal asset	12,251	11,939
Other	37,458	39,625

Total investments, deferred charges and other assets	257,029	242,430

Total	$3,079,438	$2,820,318

See notes to condensed consolidated financial statements.

	January 31,	October 31,
(In thousands)	2008	2007
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value — 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000; shares outstanding: 73,395 in 2008 and 74,208 in 2007	476,235	497,570
Paid-in capital	491	402
Retained earnings	443,651	379,682
Accumulated other comprehensive income	748	720

Total stockholders’ equity	921,125	878,374
Long-term debt	824,773	824,887

Total capitalization	1,745,898	1,703,261

Current Liabilities:
Notes payable	289,000	195,500
Trade accounts payable	187,130	97,156
Other accounts payable	36,760	46,411
Income taxes accrued	13,262	1,224
Accrued interest	12,171	21,811
Customers’ deposits	25,958	22,930
Deferred income taxes	45,176	16,422
General taxes accrued	7,643	18,980
Amounts due to customers	2,063	162
Other	19,852	3,915

Total current liabilities	639,015	424,511

Deferred Credits and Other Liabilities:
Deferred income taxes	264,926	267,479
Unamortized federal investment tax credits	2,891	2,983
Regulatory liability for postretirement benefits	13,398	13,876
Accumulated provision for postretirement benefits	17,736	17,469
Cost of removal obligations	358,241	351,738
Other	37,333	39,001

Total deferred credits and other liabilities	694,525	692,546

Commitments and Contingencies (Note 11)

Total	$3,079,438	$2,820,318

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands except per share amounts)

	Three Months Ended
	January 31
	2008	2007

Operating Revenues	$788,470	$677,241
Cost of Gas	561,444	468,756

Margin	227,026	208,485

Operating Expenses:
Operations and maintenance	52,578	52,210
Depreciation	22,706	21,611
General taxes	8,745	9,259
Income taxes	51,061	43,708

Total operating expenses	135,090	126,788

Operating Income	91,936	81,697

Other Income (Expense):
Income from equity method investments	8,718	5,543
Non-operating income	544	131
Non-operating expense	(265)	(152)
Income taxes	(3,526)	(2,165)

Total other income (expense)	5,471	3,357

Utility Interest Charges	15,139	14,338

Net Income	$82,268	$70,716

Average Shares of Common Stock:
Basic	73,280	74,619
Diluted	73,563	74,938

Earnings Per Share of Common Stock:
Basic	$1.12	$0.95
Diluted	$1.12	$0.94

Cash Dividends Per Share of Common Stock	$0.25	$0.24
See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	January 31
	2008	2007

Cash Flows from Operating Activities:
Net income	$82,268	$70,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,813	22,785
Amortization of investment tax credits	(92)	(132)
Allowance for doubtful accounts	2,141	1,820
Earnings from equity method investments	(8,718)	(5,543)
Distributions of earnings from equity method investments	1,164	1,196
Deferred income taxes	26,185	27,880
Stock-based compensation expense	84	—
Change in assets and liabilities	(126,534)	(96,851)

Net cash provided by operating activities	311	21,871

Cash Flows from Investing Activities:
Utility construction expenditures	(34,609)	(29,485)
Allowance for funds used during construction	(938)	(1,340)
Contributions to equity method investments	(10,022)	—
Distributions of capital from equity method investments	16	138
Decrease in restricted cash	2,196	—
Other	687	732

Net cash used in investing activities	(42,670)	(29,955)

Cash Flows from Financing Activities:
Increase in notes payable	93,500	62,500
Expenses related to issuance of long-term debt	—	(5)
Retirement of long-term debt	(114)	—
Expenses related to expansion of the short-term facility	(88)	—
Issuance of common stock through dividend reinvestment and employee stock plans	3,722	3,955
Repurchases of common stock	(26,138)	(31,395)
Dividends paid	(18,319)	(17,905)

Net cash provided by financing activities	52,563	17,150

Net Increase in Cash and Cash Equivalents	10,204	9,066
Cash and Cash Equivalents at Beginning of Period	7,515	8,886

Cash and Cash Equivalents at End of Period	$17,719	$17,952

Noncash Investing and Financing Activities:
Accrued construction expenditures	$987	$2,680
Guaranty	101	961
See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended
	January 31
	2008	2007

Net Income	$82,268	$70,716
Other Comprehensive Income:
Unrealized gain from hedging activities of equity method investments, net of tax of $164 in 2008 and $10 in 2007	258	16
Reclassification adjustment from hedging activities of equity method investments included in net income, net of tax of ($147) in 2008 and $211 in 2007	(230)	328

Total Comprehensive Income	$82,296	$71,060

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Unaudited Interim Financial Information.
The condensed consolidated financial statements have not been audited. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the year ended October 31, 2007.
     Seasonality and Use of Estimates.
In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at January 31, 2008 and October 31, 2007, the results of operations for the three months ended January 31, 2008 and 2007, and cash flows for the three months ended January 31, 2008 and 2007. Our business is seasonal in nature. The results of operations for the three months ended January 31, 2008 do not necessarily reflect the results to be expected for the full year.
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
     Significant Accounting Policies.
Our accounting policies are described in Note 1 to our Annual Report on Form 10-K for the year ended October 31, 2007. There were no significant changes to those accounting policies during the three months ended January 31, 2008.
     Rate-Regulated Basis of Accounting.
We follow Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement 71). Statement 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Statement 71, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to utility customers in future periods. The amounts recorded as regulatory assets in the condensed consolidated balance sheets as of January 31, 2008 and October 31, 2007, were $136.9 million and $134 million, respectively. The amounts recorded as regulatory liabilities in the condensed consolidated balance sheets as of January 31, 2008 and October 31, 2007, were $381.4 million and $374 million, respectively.
Inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with Statement 71. See Note 7 for information on related party transactions.
     Accounting Pronouncements.
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes,” and in May 2007 issued Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP 48-1). Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, FIN 48 provides guidance on derecognition, classification, interim period accounting, disclosure and transition requirements in accounting for uncertain tax positions. FSP 48-1 clarifies when a tax position is considered effectively settled under FIN 48. We adopted the provisions of FIN 48 on November 1, 2007. As a result of the implementation of FIN 48, there was no material impact on the consolidated financial statements and no adjustment to retained earnings. The amount of unrecognized tax benefits at November 1, 2007 was $.5 million, of which $.3 million would impact our effective income tax rate if recognized. We recorded $.1 million of interest related to unrecognized tax benefits. There are no material changes to the Company’s unrecognized tax benefits during the quarter ended January 31, 2008.
We recognize accrued interest and penalties related to unrecognized tax benefits in operating expenses in the condensed consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods.
We file a U.S. federal consolidated income tax return and various state income tax returns. We are no longer subject to federal income tax examinations for tax years ending before and including October 31, 2005 and with few exceptions, state income tax examinations by tax authorities for years ended before and including October 31, 2003.
We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (Statement 159). Statement 159 provides companies with an option to report selected financial assets and liabilities at fair value. Its objective is to reduce the complexity in accounting for financial instruments and to mitigate the volatility in earnings caused by measuring related assets and liabilities differently. Although Statement 159 does not eliminate disclosure requirements included in other accounting standards, it does establish additional presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has elected also to apply Statement 157 early. Accordingly, we will adopt Statement 159 no later than our first fiscal quarter in 2009. We believe the adoption of Statement 159 will not have a material impact on our financial position, results of operations or cash flows.
2.	Regulatory Matters
In South Carolina, our recovery of gas costs is subject to annual gas cost review proceedings to determine the prudence of our gas purchases. We have been found prudent in all such past proceedings. We are currently completing our annual review of gas costs covering the twelve-month period ended March 31, 2007. On February 14, 2008, the Office of Regulatory Staff (ORS) filed a final report in this proceeding consistent with our settlement with the ORS. The final review accepting our purchased gas adjustments and finding our gas purchasing policies to be prudent is pending before the Public Service Commission of South Carolina (PSCSC). We cannot predict the outcome of the proceeding at this time.
3.	Accelerated Share Repurchase Program
On November 1, 2007, we entered into an accelerated share repurchase (ASR) agreement. On November 2, 2007, we purchased and retired 1 million shares of our common stock from an investment bank at the closing price that day of $24.70 per share. Total consideration paid to purchase the shares of $24.8 million, including $92,500 in commissions and other fees, was recorded in “Stockholders’ equity” as a reduction in “Common stock.”
As part of the ASR agreement, we simultaneously entered into a forward sale contract with the investment bank that was expected to mature in approximately 60 trading days. Under the terms of the forward sale contract, the investment bank was required to purchase, in the open market, 1 million shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, were required to either pay cash or issue registered or unregistered shares of our common stock to the investment bank if the investment bank’s weighted average purchase price was higher than the November 2, 2007 closing price. The investment bank was required to pay us either cash or shares of our common stock, at our option, if the investment bank’s weighted average price for the shares purchased was lower than the November 2, 2007 closing price. At settlement on January 15, 2008, we paid cash of $1.3 million to the investment bank and recorded this amount in “Stockholders’ equity” as a reduction in “Common stock.” The $1.3 million was the difference between the investment bank’s weighted average purchase price of $26.0459 and the November 2, 2007 closing price of $24.70 per share multiplied by 1 million shares.
4.	Earnings Per Share
We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the three months ended January 31, 2008 and 2007 is presented below.

	Three Months
In thousands except per share amounts	2008	2007

Net Income	$82,268	$70,716

Average shares of common stock outstanding for basic earnings per share	73,280	74,619
Contingently issuable shares under the Executive
Long-Term Incentive Plan (LTIP) and Incentive
Compensation Plan (ICP)	283	319

Average shares of dilutive stock	73,563	74,938

Earnings Per Share:
Basic	$1.12	$0.95
Diluted	$1.12	$0.94
5.	Employee Benefit Plans
Effective January 1, 2008, we amended our noncontributory defined benefit pension plan, other postretirement employee benefits (OPEB) plan and our defined contribution plans. These amendments apply to nonunion employees and employees covered by the Carolinas bargaining unit contract; it does not apply to employees covered by the Nashville, Tennessee bargaining unit contracts.
Effective January 1, 2008, the defined benefit pension plan was amended to close the plan to new employees hired after December 31, 2007 and to modify how benefits are accrued in the future for existing employees. It does not affect any pension benefit earned as of December 31, 2007.
Employees hired or rehired after December 31, 2007 will not participate in the traditional pension plan but will be participants in the new Money Purchase Pension (MPP) plan, a defined contribution plan. Under the MPP plan, we will annually deposit a percentage of each participant’s pay into an account of the MPP plan.
Employees hired prior to January 1, 2008 will continue to participate in the traditional defined benefit pension plan. For service earned after December 31, 2007, a consistent rate will be applied to each year of service so that employees accrue benefits more evenly. For service earned prior to January 1, 2008, the rate used in the formula to calculate an employee’s pension benefit is greater for the first twenty years of service than it is for the next fifteen years of service. Employees can be credited with up to a total of 35 years of service. When employees leave the company, their benefit payment will be calculated as the greater of the accrued benefit as of December 31, 2007 under the old formula plus the accrued benefit under the new formula for years of service after December 31, 2007, or the benefit for all years of service up to 35 years under the new formula.
Effective January 1, 2008, we made changes to our 401(k) plans which are profit sharing plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Tax Code), which include qualified cash or deferred arrangements under Tax Code Section 401(k). Prior to January 1, 2008, we matched 50% of employee contributions up to the first 10% of pay contributed. Beginning January 1, 2008, employees will be able to receive a company match of 100% up to the first 5% of pay contributed. Employees are still able to contribute up to 50% of eligible pay to the 401(k) on a pre-tax basis, up to the Tax Code annual contribution limit. We will automatically enroll all affected non-participating employees in the 401(k) plan as of January 1, 2008 at a 2% contribution rate unless the employee chooses not to participate by notifying our plan administrator. For employees who are automatically enrolled in the 401(k) plan, we will automatically increase their contributions by 1% each year to a maximum of 5% unless the employee chooses to opt out of the automatic increase by contacting our plan administrator. Employee contributions and match will be automatically invested in a diversified portfolio of stocks and bonds. Employees may change their contribution rate and investments at any time.
We provide certain health care and life insurance benefits to eligible retirees under our OPEB plan. Employees are first eligible to retire and receive these benefits at age 55 with ten or more years of service after the age of 45. Effective January 1, 2008, new employees will have to complete ten years of service after age 50 to be eligible for benefits, and no benefits will be provided to those employees after age 65 when they are automatically eligible for Medicare benefits to cover health costs.
Components of the net periodic benefit cost for our defined-benefit pension plans and our OPEB plan for the three months ended January 31, 2008 and 2007 are presented below.

	2008	2007	2008	2007	2008	2007
In thousands	Qualified Pension		Nonqualified Pension		Other Benefits
Service cost	$2,163	$2,938	$7	$15	$317	$330
Interest cost	2,835	3,286	69	69	509	471
Expected return on plan assets	(4,145)	(4,368)	—	—	(370)	(318)
Amortization of transition obligation	—	—	—	—	169	167
Amortization of prior service (credit) cost	(478)	148	—	—	—	—
Amortization of actuarial loss	—	246	—	—	—	—

Total	$375	$2,250	$76	$84	$625	$650

We anticipate that we will contribute $11 million to the qualified pension plan, $.6 million to the nonqualified pension plans and $2.2 million to the OPEB plan in 2008.
Because January 2008 is the first month of the MPP plan, we have made no contributions to the plan to date. We anticipate contributions being made in December 2008 or January 2009.
6.	Business Segments
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
We evaluate the performance of the regulated utility segment based on margin, operations and maintenance expenses and operating income. We evaluate the performance of the non-utility activities segment based on earnings from the ventures. The basis of segmentation and the basis of the measurement of segment profit or loss are the same as reported in the consolidated financial statements for the year ended October 31, 2007.
Operations by segment for the three months ended January 31, 2008 and 2007 are presented below.

	Regulated	Non-Utility
In thousands	Utility	Activities	Total

2008
Revenues from external customers	$788,470	$—	$788,470
Margin	227,026	—	227,026
Operations and maintenance expenses	52,578	21	52,599
Income from equity method investments	—	8,718	8,718
Operating income (loss) before income taxes	142,997	(149)	142,848
Income before income taxes	128,379	8,476	136,855

2007
Revenues from external customers	$677,241	$—	$677,241
Margin	208,485	—	208,485
Operations and maintenance expenses	52,210	135	52,345
Income from equity method investments	—	5,543	5,543
Operating income (loss) before income taxes	125,405	(236)	125,169
Income before income taxes	111,371	5,218	116,589
Reconciliations to the condensed consolidated statements of income for the three months ended January 31, 2008 and 2007 are presented below.

In thousands	2008	2007

Operating Income:
Segment operating income before income taxes	$142,848	$125,169
Utility income taxes	(51,061)	(43,708)
Non-utility activities before income taxes	149	236

Operating Income	$91,936	$81,697

Net Income:
Income before income taxes for reportable segments	$136,855	$116,589
Income taxes	(54,587)	(45,873)

Net Income	$82,268	$70,716

7.	Equity Method Investments
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
We own 21.49% of the membership interests in Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the North Carolina Utilities Commission (NCUC). We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. For each period of three months ended January 31, 2008 and 2007, these gas costs were $1 million and $1.2 million, respectively. As of January 31, 2008 and October 31, 2007, we owed Cardinal $.3 million.
We own 40% of the membership interests in Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. Pine Needle owns an interstate liquefied natural gas storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC). We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. For each period of three months ended January 31, 2008 and 2007, these gas costs were $2.8 million and $3.2 million, respectively. As of January 31, 2008 and October 31, 2007, we owed Pine Needle $.9 million.
We own 30% of the membership interests in SouthStar Energy Services LLC, a Delaware limited liability company. Under the terms of the Amended and Restated Limited Liability Company Agreement (Restated Agreement), earnings and losses are allocated 25% to us and 75% to the other member, Georgia Natural Gas Company (GNGC), a subsidiary of AGL Resources, Inc., with the exception of earnings and losses in the Ohio and Florida markets, which are allocated to us at our ownership percentage of 30%. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States, with most of its business being conducted in the unregulated retail gas market in Georgia. We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record in operating revenues the amounts billed to SouthStar. For the three months ended January 31, 2008 and 2007, these gas revenues were $3 million and $2.7 million, respectively. As of January 31, 2008 and October 31, 2007, SouthStar owed us $.8 million and $1.7 million, respectively.
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
For further information on this provision, see the Restated Agreement that was filed with the Securities and Exchange Commission (SEC) as Exhibit 10.1 in our Form 10-Q for the quarter ended April 30, 2004.
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
For the three months ended January 31, 2008, we made equity contributions of $10 million to fund additional construction expenditures, with our equity contributions as of that date totaling $22.9 million. Upon completion of project construction, including any contingency wells if needed, the members intend to target a capitalization structure of 70% debt and 30% equity. After the satisfaction of certain conditions in the note purchase agreement, amounts outstanding under the interim notes will convert to a fifteen-year mortgage-style debt instrument without recourse to the members. We expect the conversion to occur prior to the summer of 2009. To the extent that more funding is needed, the members will evaluate options at that time.
The members of Hardy Storage have each agreed to guarantee 50% of the construction financing. Our guaranty was executed by Piedmont Energy Partners, Inc. (PEP), a wholly owned subsidiary of Piedmont and a sister company of Piedmont Hardy. Our share of the guaranty is capped at $111.5 million. Depending upon the facility’s performance over the first three years after the in-service date, there could be additional construction expenditures of up to $10 million for contingency wells, of which PEP will guarantee 50%.
Securing PEP’s guaranty is a pledge of intercompany notes issued by Piedmont held by non-utility subsidiaries of PEP. Should Hardy Storage be unable to perform its payment obligation under the construction financing, PEP will call on Piedmont for the payment of the notes, plus accrued interest, for the amount of the guaranty. Also pledged is our membership interests in Hardy Storage.
We record a liability at fair value for this guaranty based on the present value of 50% of the construction financing outstanding at the end of each quarter, with a corresponding increase to our investment account in the venture. As our risk in the project changes, the fair value of the guaranty is adjusted accordingly through a quarterly evaluation.
As of January 31, 2008, with $123.4 million outstanding under the construction financing, we have recorded a guaranty liability of $1.2 million.
We have related party transactions as a customer of Hardy Storage and record in cost of gas the Hardy storage costs charged to us. For the three months ended January 31, 2008, these storage costs were $7.6 million. As of January 31, 2008 and October 31, 2007, we owed $1 million and $.2 million for Hardy Storage services, respectively.
8. Financial Instruments
On January 16, 2008, we increased the aggregate commitments under our syndicated five-year revolving credit facility from $350 million to $450 million to meet working capital needs. This facility may be increased up to $600 million and includes annual renewal options and letters of credit. Under the expanded facility, we pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. The facility provides a line of credit for letters of credit of $5 million of which $1.9 million and $1.5 million were issued and outstanding at January 31, 2008 and October 31, 2007, respectively. These letters of credit are used to guarantee claims from self-insurance under our general liability policies. The credit facility bears interest based on the 30-day LIBOR rate plus from .15% to .35%, based on our credit ratings.
As of January 31, 2008 and October 31, 2007, outstanding short-term borrowings under the line as included in “Notes payable” in the condensed consolidated balance sheets were $289 million and $195.5 million, respectively, in LIBOR cost-plus loans at a weighted average interest rate of 4.79% in 2008 and 4.96% in 2007. During the three months ended January 31, 2008, short-term borrowings ranged from $206.5 million to $353 million, and when borrowing, interest rates ranged from 3.4% to 5.51% (weighted average of 4.79%). Our credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 55% at January 31, 2008.
We purchase natural gas for our regulated operations for resale under tariffs approved by state regulatory commissions. We recover the cost of gas purchased for regulated operations through purchased gas cost adjustment (PGA) procedures. We structure the pricing, quantity and term provisions of our gas supply contracts to maximize flexibility and minimize cost and risk for our customers. Our risk management policies allow us to use financial instruments to hedge risks, but not for speculative trading. The strategy and objective of our hedging programs is to use these financial instruments to provide increased price stability for our customers. We have a management-level Energy Risk Management Committee that monitors compliance with our risk management policies.

Through January 31, 2008, we purchased and sold financial options for natural gas for our Tennessee gas supply portfolio. As of January 31, 2008, we had forward positions for March 2008. The cost of these options and all other costs related to hedging activities up to 1% of total annual gas costs are approved for recovery under the terms and conditions of our Tennessee Incentive Plan (TIP) approved by the Tennessee Regulatory Authority (TRA).
Through January 31, 2008, we purchased and sold financial options for natural gas for our South Carolina gas supply portfolio. As of January 31, 2008, we had forward positions for March 2008 through October 2008. The costs of these options are pre-approved by the PSCSC for recovery from customers subject to the terms and conditions of our gas cost hedging plan approved by the PSCSC.
Through January 31, 2008, we purchased and sold financial options for natural gas for our North Carolina gas supply portfolio. As of January 31, 2008, we had forward positions for March 2008 through October 2008. Costs associated with our North Carolina hedging program are not pre-approved by the NCUC but are treated as gas costs subject to annual gas cost review proceedings by the NCUC.
Current period changes in the assets and liabilities from these risk management activities are recorded as a component of gas costs in amounts due to customers or amounts due from customers in accordance with Statement 71. We mark the derivative instruments to market with a corresponding entry to “Amounts due to customers” or “Amounts due from customers.” Accordingly, there is no earnings impact of the hedging programs on the regulated utility segment as a result of the use of these financial derivatives. As of January 31, 2008 and October 31, 2007, the total fair value of gas purchase options included in the consolidated balance sheets was $5.6 million and $13.7 million, respectively.
9. Termination Benefits
During 2007, we implemented additional organizational changes under our business process improvement program to streamline business processes, capture operational and organizational efficiencies and improve customer service. As a part of this effort, we began initiating changes in our customer payment and collection processes, including no longer accepting customer payments in our business offices and streamlining our district operations. We also further consolidated our call centers. Collections of delinquent accounts will be consolidated in our central business office. These new initiatives are planned to be phased in during 2008.
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
We accrued $3.6 million during the year ended October 31, 2007 and paid $2.2 million for the year ended October 31, 2007 and $.2 million for the three months ended January 31, 2008. The liability as of January 31, 2008 and October 31, 2007 was $1.2 million and $1.4 million, respectively.
10. Share-Based Payments
Under the LTIP and ICP, approved by the Company’s shareholders on March 3, 2006, the Board of Directors has awarded units to eligible officers and other participants. Depending upon the level of performance achieved by Piedmont during multi-year performance periods, distribution of those awards may be made in the form of shares of common stock and cash withheld for payment of applicable taxes on the compensation. The LTIP and ICP require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months ended January 31, 2008 and 2007, we recorded compensation expense for the LTIP and ICP of $1.3 million and $1 million, respectively. Shares of common stock to be issued under the LTIP and ICP are contingently issuable shares and are included in our calculation of fully diluted earnings per share.
As of January 31, 2008 and October 31, 2007, we have accrued $5.4 million and $6.2 million for these awards. The accrual is based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
Under our ICP, 65,000 restricted shares of our common stock with a value at the date of grant of $1.7 million were granted to our President and Chief Executive Officer on September 1, 2006. During the vesting period, any dividends paid on these shares will be accrued and converted into additional shares at the closing price on the date of the dividend payment. The restricted shares and any additional shares accrued through dividends will vest over a five-year period only if he is an employee on each vesting date. In the three months ended January 31, 2008 and 2007, we have recorded $84,000 as compensation expense. We are recording compensation under the ICP on the straight-line method.
11. Commitments and Contingent Liabilities
      Long-term contracts
We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. The time periods for pipeline and storage capacity contracts range from one to sixteen years. The time periods for gas supply contracts range from one to four years. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service range from one to four years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles and contractors.
Certain storage and pipeline capacity contracts require the payment of demand charges that are based on rates approved by the FERC in order to maintain our right to access the natural gas storage or the pipeline capacity on a firm basis during the contract term. The demand charges that are incurred in each period are recognized in the condensed consolidated statements of income as part of gas purchases and included in cost of gas.
      Leases
We lease certain buildings, land and equipment for use in our operations under noncancelable operating leases.
      Legal
We have only routine immaterial litigation in the normal course of business.
      Letters of Credit
We use letters of credit to guarantee claims from self-insurance under our general liability policies. We had $1.9 million in letters of credit that were issued and outstanding at January 31, 2008. Additional information concerning letters of credit is included in Note 8.

      Environmental Matters
Our three state regulatory commissions have authorized us to utilize deferral accounting in connection with environmental costs. Accordingly, we have established regulatory assets for actual environmental costs incurred and for estimated environmental liabilities recorded.
Several years ago, we entered into a settlement with a third party with respect to nine manufactured gas plant (MGP) sites that we have owned, leased or operated and paid an amount, charged to the estimated environmental liability, that released us from any investigation and remediation liability. On one of these nine properties, we performed additional clean-up activities, including the removal of an underground storage tank. Although no such claims are pending or, to our knowledge, threatened, the settlement did not cover any third-party claims for personal injury, death, property damage and diminution of property value or natural resources. Three other MGP sites that we also have owned, leased or operated were not included in the settlement. In addition to these sites, we acquired the liability for an MGP site located in Reidsville, North Carolina, in connection with our acquisition in 2002 of certain assets and liabilities of North Carolina Gas Services, a division of NUI Utilities, Inc.
In connection with our 2003 acquisition of North Carolina Natural Gas Corporation (NCNG), several MGP sites owned by NCNG were transferred to a wholly owned subsidiary of Progress Energy, Inc. (Progress) prior to closing. Progress has complete responsibility for performing all of NCNG’s remediation obligations to conduct testing and clean-up at these sites, including both the cost of such testing and clean-up and the implementation of any affirmative remediation obligations that NCNG has related to the sites. Progress’ responsibility does not include any third-party claims for personal injury, death, property damage and diminution of property value or natural resources. We know of no such pending or threatened claims.
In October 2003, in connection with a 2003 NCNG general rate case proceeding, the NCUC ordered an environmental regulatory liability of $3.5 million be established for refund to customers over the three-year period beginning November 1, 2003. This liability resulted from a payment made to NCNG by its insurers prior to our acquisition of NCNG. As a part of the 2005 general rate case proceeding discussed in Note 3 of our Form 10-K for the year ended October 31, 2007, the NCUC ordered a new three-year amortization period for the unamortized balance as of June 30, 2005, beginning November 1, 2005.
Further evaluations of the MGP sites and the underground storage tank sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
Additional information concerning commitments and contingencies is set forth in Note 7 of our Form 10-K for the year ended October 31, 2007.
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
Overview
Piedmont Natural Gas Company is an energy services company whose principal business is the distribution of natural gas to residential, commercial and industrial customers in portions of North Carolina, South Carolina and Tennessee. We also have equity method investments in joint venture, energy-related businesses. Our operations are comprised of two business segments—the regulated utility segment and the non-utility activities segment.
The regulated utility segment is the largest segment of our business with approximately 96% of our consolidated assets. This segment is regulated by three state regulatory commissions that approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and to earn a fair rate of return for our shareholders. Factors critical to the success of the regulated utility include a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in rates charged to customers. For the three months ended January 31, 2008, 94% of our earnings before taxes came from our regulated utility segment.
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

Significant portions of our revenues are generated during the winter season. During warm winters or unevenly cold winters, heating customers may significantly reduce their consumption of natural gas. In South Carolina and Tennessee, we have weather normalization adjustment (WNA) mechanisms that are designed to protect a portion of our revenues against warmer-than-normal weather as deviations from normal weather can affect our financial performance and liquidity. The WNA also serves to offset the impact of colder-than-normal weather by reducing the amounts we can charge our customers. In North Carolina, a Customer Utilization Tracker (CUT) provides for the recovery of our approved margin from residential and commercial customers independent of both weather and other consumption patterns. For further information, see discussion of these mechanisms in Our Business and Financial Condition and Liquidity below.
The majority of our natural gas supplies come from the Gulf Coast region. We believe that diversification of our supply portfolio is in our customers’ best interest. In January 2008, we began receiving firm, long-term transportation contract service from Midwestern Gas Transmission Company (Midwestern) that provides access to Canadian and Rocky Mountain gas supplies and the Chicago hub, primarily to serve our Tennessee markets. In April 2007, we began receiving firm, long-term market area storage service from Hardy Storage, a new storage facility in West Virginia.
Our strategic focus is on our core business of providing safe, reliable and quality natural gas distribution service to our customers in the growing Southeast market area. Part of our strategic plan is to manage our gas distribution business through control of our operating costs, implementation of new technologies and sound rate and regulatory initiatives. We are working to enhance the value and growth of our utility assets by good management of capital spending, including improvements for current customers and the pursuit of profitable customer growth opportunities in our service areas. We strive for quality customer service by investing in technology, processes and people. We work with our state regulators to maintain fair rates of return and balance the interests of our customers and shareholders.
As part of our ongoing effort to improve business processes and customer service, and capture operational and organizational efficiencies, we continue to standardize our customer payment and collection processes and streamline business operations.
We seek to maintain a long-term debt-to-capitalization ratio within a range of 45% to 50%. We also seek to maintain a strong balance sheet and investment-grade credit ratings to support our operating and investment needs.
Results of Operations
We reported net income of $82.3 million for the three months ended January 31, 2008, as compared to $70.7 million for the similar period in 2007. The following table sets forth a comparison of the components of our income statement for the three months ended January 31, 2008, as compared with the three months ended January 31, 2007.

				Percent
	Three Months Ended January 31			Increase
In thousands, except per share amounts	2008	2007	Change	(Decrease)
Operating Revenues	$788,470	$677,241	$111,229	16.4%
Cost of Gas	561,444	468,756	92,688	19.8%
Margin	227,026	208,485	18,541	8.9%
Operating Expenses	135,090	126,788	8,302	6.5%
Operating Income	91,936	81,697	10,239	12.5%
Other Income (Expense)	5,471	3,357	2,114	63.0%
Utility Interest Charges	15,139	14,338	801	5.6%
Net Income	$82,268	$70,716	$11,552	16.3%

Average Shares of Common Stock:
Basic	73,280	74,619	(1,339)	(1.8)%
Diluted	73,563	74,938	(1,375)	(1.8)%

Earnings Per Share of Common Stock:
Basic	$1.12	$0.95	$0.17	17.9%
Diluted	$1.12	$0.94	$0.18	19.1%

Key statistics are shown in the table below for the three months ended January 31, 2008 and 2007.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended			Percent
Gas Sales and Deliveries in	January 31			Increase
Dekatherms (in thousands)	2008	2007	Change	(Decrease)

Sales Volumes	49,195	45,432	3,763	8.3%
Transportation Volumes	23,359	21,481	1,878	8.7%

Throughput	72,554	66,913	5,641	8.4%

Secondary Market Volumes	16,085	9,660	6,425	66.5%

Customers Billed (at period end)	958,871	939,509	19,362	2.1%
Gross Customer Additions	7,163	8,927	(1,764)	(19.8)%

Degree Days
Actual	1,755	1,615	140	8.7%
Normal	1,869	1,900	(31)	(1.6)%
Percent warmer than normal	(6.1)%	(15.0)%	n/a	n/a

Number of Employees	1,870	1,967	(97)	(4.9)%

Operating Revenues
Operating revenues increased $111.2 million for the three months ended January 31, 2008, compared with the same period in 2007 primarily due to the following increases:
•	$58.1 million from revenues in secondary market transactions. Secondary market transactions consist of off-system sales and capacity release arrangements.

•	$25.7 million from volumes to sales customers.

•	$22.1 million related to commission-approved adjustments to rate components.

•	$9.7 million from commodity gas costs passed through to sales customers.
These increases were partially offset by the following decreases:

•	$5.3 million lower revenues under the CUT mechanism. As discussed in “Financial Condition and Liquidity,” the CUT mechanism in North Carolina adjusts for variations in residential and commercial use per customer including those due to conservation and weather.

•	$2.8 million lower revenues under the WNA mechanism. As discussed in “Financial Condition and Liquidity,” we have a WNA in South Carolina and Tennessee that offsets the margin impact of colder or warmer than normal weather on residential and commercial customer billings.
Cost of Gas
Cost of gas increased $92.7 million for the three months ended January 31, 2008, compared with the same period in 2007 primarily due to the following increases:
•	$57.1 million from commodity gas costs in secondary market activity.

•	$25.7 million from volumes to sales customers.

•	$9.7 million from commodity gas costs passed through to sales customers.
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
Margin
Margin increased $18.5 million for the three months ended January 31, 2008, compared with the similar period in 2007, primarily due to the following increases:
•	$6.1 million from growth in our residential and commercial customer base, net of $5.3 million in lower revenues under the CUT mechanism and $2.8 million in lower revenues under the WNA mechanism.

•	$5.8 million from net adjustments to gas costs, inventory, supplier refunds and lost and unaccounted for gas due to a gas cost accounting review during the first quarter of 2008.

•	$2.3 million from the discontinuation of the capitalization and amortization of storage demand costs effective November 1, 2007 pursuant to a regulatory order.

•	$1.7 million from adjustments during the first quarter of 2007 to lost and unaccounted for gas related to a gas cost accounting review .

•	$1.3 million from growth in our power generation customer base.

•	$1 million from wholesale marketing.
Our utility margin is defined as natural gas revenues less natural gas commodity purchases and fixed gas costs for transportation and storage capacity. Margin, rather than revenues, is used by management to evaluate utility operations due to the impact of volatile wholesale commodity prices and transportation and storage costs, which account for approximately 71% of revenues.
Our utility margin is impacted also by certain regulatory mechanisms as defined elsewhere in this document and in our Form 10-K for the year ended October 31, 2007. These include WNA in Tennessee and South Carolina, the Natural Gas Rate Stabilization in South Carolina, secondary market activity in North Carolina and South Carolina, TIP in Tennessee, CUT in North Carolina and negotiated loss treatment and the collection of uncollectible gas costs in all three jurisdictions. We retain 25% of secondary market margins generated through off-system sales and capacity release activity in all jurisdictions, with 75% credited to customers through the incentive plans.
Operations and Maintenance Expenses
Operations and maintenance expenses increased $.4 million for the three months ended January 31, 2008, compared with the same period in 2007 primarily due to the following increases:
•	$1.5 million in outside services primarily due to increased telephony and billing services and our gas accounting, financial close and record retention projects.

•	$1.2 million in payroll primarily related to the impacts of short-term and long-term incentive plan accruals.

•	$.9 million in utilities primarily due to increased charges for meter reading telemetry and additional circuit and bandwidth services.
These increases were partially offset by the following decrease:
•	$3.2 million in employee benefits expense primarily due to reductions in pension expense resulting from changes in plan design and lower group insurance expense.
Depreciation
Depreciation expense increased $1.1 million for the three months ended January 31, 2008 compared with the same period in 2007 primarily due to increases in plant in service.
General Taxes
General taxes decreased $.5 million for the three months ended January 31, 2008 as compared with the same period in 2007 primarily due to the following decreases:
•	$.2 million in franchise taxes.

•	$.3 million property taxes related to lower assessments in South Carolina and Tennessee.
Other Income (Expense)
Income from equity method investments increased $3.2 million for the three months ended January 31, 2008 as compared with the same period in 2007 primarily due to the following increases:
•	$1.7 million in earnings from SouthStar primarily due to retail price spreads, management of price lags and storage and weather hedging activities.

•	$1.6 million in earnings from Hardy Storage primarily due to phase one service commencing in April 2007.
Non-operating income is comprised of non-regulated merchandising and service work, subsidiary operations, interest income and other miscellaneous income. Non-operating expense is comprised of charitable contributions and other miscellaneous expenses. Changes were not significant.

Utility Interest Charges
Utility interest charges increased $.8 million for the three months ended January 31, 2008, compared with the same period in 2007 primarily due to the following:
•	$.4 million increase in interest on short-term debt due to higher amount outstanding in 2008 even though average interest rates were approximately .75% lower than the same prior period.

•	$.4 million increase due to a decrease in the allowance for funds used during construction allocated to debt.
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
We continually assess the nature of our business and explore alternatives in our core business to traditional utility regulation. Non-traditional ratemaking initiatives and market-based pricing of products and services provide additional opportunities and challenges for us. We also regularly evaluate opportunities for obtaining natural gas supplies from different production regions and supply sources to maximize our natural gas portfolio flexibility and reliability, including the diversification of our supply portfolio away from the Gulf Coast region. In January 2008, we began receiving 120,000 dekatherms per day of firm, long-term transportation service from Midwestern that provides access to Canadian and Rocky Mountain gas supplies via the Chicago hub, primarily to serve our Tennessee markets. In April 2007, we began receiving firm, long-term market-area storage service from Hardy Storage in West Virginia that provides 39,100 dekatherms per day of withdrawal service for the winter of 2007-2008. Hardy Storage withdrawal capabilities will increase over three phases. Phase 1 (2007-2008 heating season) began at 57% of capacity, phase 2 (2008-2009 heating season) is planned at 85% of capacity, and phase 3 (2009-2010 heating season) is planned at 100% of capacity. We have a 50% equity interest in this project which is more fully discussed in Note 7 to the condensed consolidated financial statements.
We have two reportable business segments, regulated utility and non-utility activities. For further information on business segments, see Note 6 to the condensed consolidated financial statements.
Our utility operations are regulated by the NCUC, PSCSC and the TRA as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also regulated by the NCUC as to the issuance of securities. We are also subject to or affected by various federal regulations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the FERC that affect the availability of and the prices paid for the interstate transportation and storage of natural gas, regulations of the Department of Transportation that affect the construction, operation, maintenance, integrity, safety and security of natural gas distribution and transmission systems, and regulations of the Environmental Protection Agency relating to the use and release into the environment of hazardous wastes. In addition, we are subject to numerous regulations, such as those relating to employment practices, which are generally applicable to companies doing business in the United States of America.
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
Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and to earn a fair rate of return for our shareholders. In North Carolina, the CUT provides for the recovery of our approved margin from residential and commercial customers independent of both weather and other consumption patterns. The CUT tracks our margin earned monthly and will result in semi-annual rate adjustments to refund any over-collection or recover any under-collection. We have WNA mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal weather on bills rendered during the months of November through March for residential and commercial customers. The WNA formula calculates the actual weather variance from normal, using 30 years of history, which results in an increase in revenues when weather is warmer than normal and a decrease in revenues when weather is colder than normal. The gas cost portion of our costs is recoverable through PGA procedures and is not affected by the WNA.
Greenhouse gas emissions, such as carbon dioxide, have emerged as an important public policy topic with a number of legislative and regulatory proposals being in various phases of discussion. We are actively participating in and monitoring these proposals and discussions because they could impact our business either directly or indirectly. We cannot predict the outcome of any of these proposals at this time.
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
Cash Flows from Operating Activities. The natural gas business is seasonal in nature. Operating cash flows may fluctuate significantly during the year and from year to year due to working capital changes within our utility and non-utility operations resulting from such factors as weather, natural gas purchases and prices, natural gas storage activity, collections from customers and deferred gas cost recoveries. We rely on operating cash flows and short-term bank borrowings to meet seasonal working capital needs. During our first and second quarters, we generally experience overall positive cash flows from the sale of flowing gas and gas in storage and the collection of amounts billed to customers during the winter heating season (November through March). Cash requirements generally increase during the third and fourth quarters due to increases in natural gas purchases for storage, paying down short-term debt and decreases in receipts from customers.

During the winter heating season, our accounts payable increase to reflect amounts due to our natural gas suppliers for commodity and pipeline capacity. The cost of the natural gas can vary significantly from period to period due to volatility in the price of natural gas, which is a function of market fluctuations in the price of natural gas, along with our changing requirements for storage volumes. Differences between natural gas costs that we have paid to suppliers and amounts that we have collected from customers are included in amounts due to/from customers. These natural gas costs can cause cash flows to vary significantly from period to period along with variations in the timing of collections from customers under our gas cost recovery mechanisms.
Cash flows from operations are impacted by weather, which affects gas purchases and sales. Warmer weather can lead to lower revenues from fewer volumes of natural gas sold or transported. Colder weather can increase volumes sold to weather-sensitive customers, but may lead to conservation by customers in order to reduce their heating bills. Warmer-than-normal weather can lead to reduced operating cash flows, thereby increasing the need for short-term borrowings to meet current cash requirements.
Net cash provided by operating activities was $.3 million and $21.9 million for the three months ended January 31, 2008 and 2007, respectively. Net cash provided by operating activities reflects an $11.6 million increase in net income for 2008, compared with 2007, as well as changes in working capital as described below:
•	Trade accounts receivable and unbilled utility revenues increased $302 million in the current period primarily due to the current winter period being 9% colder than the same prior period, and amounts billed to customers reflected higher gas costs in 2008 as compared with 2007. Volumes sold to residential and commercial customers increased 3.3 million dekatherms as compared with the prior year period primarily due to the colder weather and customer growth. Total throughput increased 5.6 million dekatherms as compared with the prior year period

•	Net amounts due from customers increased $2.1 million in the current period from the deferral of gas costs and margin from the CUT mechanism yet to be billed and collected from customers.

•	Gas in storage decreased $3.3 million in the current period primarily due to withdrawals from storage and decreases in average gas costs in storage.

•	Prepaid gas costs decreased $56.8 million in the current period. Under some gas supply contracts, prepaid gas costs during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the winter heating season.

•	Trade accounts payable increased $91 million in the current period primarily due to gas purchases to meet customer demand during the winter months.
Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs and fixed and variable non-gas costs and to earn a fair return for our shareholders. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder-than-normal or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA in South Carolina and Tennessee generated charges to customers of $5.1 million and $7.9 million in the three months ended January 31, 2008 and 2007, respectively. In Tennessee, adjustments are made directly to the customer’s bills. In South Carolina, the adjustments are calculated at the individual customer level and recorded in a deferred account for subsequent collection from or refund to all customers in the class. The CUT mechanism in North Carolina provides for the collection of our approved margin per residential and commercial customer independent of both weather and consumption patterns. The CUT mechanism provided margin of $14.2 million and $19.5 million in the three months ended January 31, 2008 and 2007, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the CUT.
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
We have state regulatory commission approval in North Carolina, South Carolina and Tennessee that places additional credit requirements on the retail natural gas marketers that schedule gas for transportation service on our system.
The regulated utility competes with other energy products, such as electricity and propane, in the residential and commercial customer markets. The most significant product competition is with electricity for space heating, water heating and cooking. Numerous factors can influence customer demand for natural gas, including price, availability, general economic conditions, weather, energy conservation and efficiency programs and competing energy sources. Increases in the price of natural gas can negatively impact our competitive position by decreasing the price benefits of natural gas to the consumer. This can impact our cash needs if customer growth slows, resulting in reduced capital expenditures, or if customers conserve, resulting in reduced gas purchases and customer billings.
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
Cash Flows from Investing Activities. Net cash used in investing activities was $42.7 million and $30 million for the three months ended January 31, 2008 and 2007, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the three months ended January 31, 2008, were $34.6 million as compared to $29.5 million in the similar prior period. The increase was primarily due to system infrastructure investments.
During the three months ended January 31, 2008, restrictions on cash totaling $2.2 million were removed with NCUC approval in October 2007 to liquidate all certificates of deposit and similar investments that held any supplier refunds due to customers and transfer these funds upon maturity to the North Carolina all customers deferred account.
During the three months ended January 31, 2008, we contributed $10 million to Hardy Storage Company LLC, a joint venture investee of one of our non-utility subsidiaries, as part of our equity contribution for construction of a FERC regulated interstate storage facility.
We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements. This program primarily supports the growth in our customer base. Gross utility construction expenditures totaling $168.5 million, primarily to serve customer growth, are budgeted for fiscal year 2008; however, we are not contractually obligated to expend capital until work is completed. Even though we are seeing a slower pace of customer growth in our service territory due to the downturn in the housing market, significant utility construction expenditures are expected to continue and are a part of our long-range forecasts that are prepared at least annually and typically cover a forecast period of five years.

Cash Flows from Financing Activities. Net cash provided by financing activities was $52.6 million and $17.2 million for the three months ended January 31, 2008 and 2007, respectively. Funds are primarily provided from bank borrowings and the issuance of common stock through dividend reinvestment and employee stock plans, net of purchases under the common stock repurchase program. We sell common stock and long-term debt when market and other conditions favor such long-term financing. Funds are primarily used to pay down outstanding short-term borrowings, to repurchase common stock under the common stock repurchase program, and the payment of quarterly dividends on our common stock. As of January 31, 2008, our current assets were $662.5 million and our current liabilities were $639 million, primarily due to seasonal requirements as discussed above.
As of January 31, 2008, we had committed lines of credit under our senior credit facility effective April 24, 2006, of $450 million with the ability to expand up to $600 million, for which we pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. Outstanding short-term borrowings increased from $195.5 million as of October 31, 2007 to $289 million as of January 31, 2008, primarily due to the purchase of shares under the ASR program, payments in January 2008 for interest on long-term debt and property taxes and payments to suppliers for the winter heating season. During the three months ended January 31, 2008, short-term borrowings ranged from $206.5 million to $353 million, and when borrowing, interest rates ranged from 3.4% to 5.51% (weighted average of 4.79%).
As of January 31, 2008, under our credit facility, we had available letters of credit of $5 million of which $1.9 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general liability policies. As of January 31, 2008, unused lines of credit available under our senior credit facility, including the issuance of the letters of credit, totaled $159.1 million.
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
During the three months ended January 31, 2008, we issued $3.7 million of common stock through dividend reinvestment and stock purchase plans. On November 2, 2007, through an ASR agreement, we repurchased and retired 1 million shares of common stock for $24.8 million. On January 15, 2008, we settled the transaction and paid an additional $1.3 million. Under the Common Stock Open Market Purchase Program, as described in Part II, Item 2, we paid $26.1 million during the three months ended January 31, 2008 for 1 million shares of common stock that are available for reissuance to these plans.
Through the ASR program, we may repurchase and subsequently retire up to approximately four million shares of common stock by no later than December 31, 2010. Through the ASR on November 2, 2007, we have repurchased 3,850,000 shares as follows: one million shares repurchased in April 2006, one million shares repurchased in November 2006, 850,000 shares repurchased in March 2007 and one million shares repurchased on November 2, 2007. These shares are in addition to shares that are repurchased on a normal basis through the open market program.
We have paid quarterly dividends on our common stock since 1956. The amount of cash dividends that may be paid is restricted by provisions contained in certain note agreements under which long-term debt was issued. As of January 31, 2008, our retained earnings were not restricted. On March 6, 2008, the Board of Directors declared a quarterly dividend on common stock of $.26 per share, payable April 15 to shareholders of record at the close of business on March 25.

Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. As of January 31, 2008, our capitalization consisted of 47% in long-term debt and 53% in common equity.
The components of our total debt outstanding to our total capitalization as of January 31, 2008 and 2007, and October 31, 2007, are summarized in the table below.

	January 31		October 31		January 31
In thousands	2008	Percentage	2007	Percentage	2007	Percentage
Short-term debt	$289,000	14%	$195,500	10%	$232,500	12%
Long-term debt	824,773	41%	824,887	44%	825,000	42%

Total debt	1,113,773	55%	1,020,387	54%	1,057,500	54%
Common stockholders’ equity	921,125	45%	878,374	46%	912,013	46%

Total capitalization (including short-term debt)	$2,034,898	100%	$1,898,761	100%	$1,969,513	100%

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
As of January 31, 2008, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services and “A3” by Moody’s Investors. Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.
We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all our debt agreements. As of January 31, 2008, we are in compliance with all default provisions.
Estimated Future Contractual Obligations
During the three months ended January 31, 2008, there were no material changes, including those under FIN 48, to our estimated future contractual obligations that were disclosed in our Form 10-K for the year ended October 31, 2007, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases that were discussed in Note 7 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2007.
Piedmont Energy Partners, Inc., a wholly owned subsidiary of Piedmont, has entered into a guaranty in the normal course of business. The guaranty involves some levels of performance and credit risk that are not included on our consolidated balance sheets. We have recorded $1.2 million and $1.3 million as of January 31, 2008 and October 31, 2007, respectively. The possibility of having to perform on the guaranty is largely dependent upon the future operations of Hardy Storage, third parties or the occurrence of certain future events. For further information on this guaranty, see Note 7 to the condensed consolidated financial statements.
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
Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or a different estimate that could have been used would have had a material impact on our financial condition or results of operations. We consider regulatory accounting, revenue recognition, and pension and postretirement benefits to be our critical accounting estimates. Management is responsible for the selection of the critical accounting estimates presented in our Form 10-K for the year ended October 31, 2007, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Management has discussed these critical accounting estimates with the Audit Committee of the Board of Directors. There have been no changes in our critical accounting policies and estimates since October 31, 2007.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes,” and in May 2007 issued Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP 48-1). Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, FIN 48 provides guidance on derecognition, classification, interim period accounting, disclosure and transition requirements in accounting for uncertain tax positions. FSP 48-1 clarifies when a tax position is considered effectively settled under FIN 48. We adopted the provisions of FIN 48 on November 1, 2007. As a result of the implementation of FIN 48, there was no material impact on the consolidated financial statements and no adjustment to retained earnings. The amount of unrecognized tax benefits at November 1, 2007 was $.5 million, of which $.3 million would impact our effective income tax rate if recognized. We recorded $.1 million of interest related to unrecognized tax benefits. There are no material changes to the Company’s unrecognized tax benefits during the quarter ended January 31, 2008.
We recognize accrued interest and penalties related to unrecognized tax benefits in operating expenses in the condensed consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods.
We file a U.S. federal consolidated income tax return and various state income tax returns. We are no longer subject to federal income tax examinations for tax years ending before and including October 31, 2005 and with few exceptions, state income tax examinations by tax authorities for years ended before and including

October 31, 2003.
We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (Statement 159). Statement 159 provides companies with an option to report selected financial assets and liabilities at fair value. Its objective is to reduce the complexity in accounting for financial instruments and to mitigate the volatility in earnings caused by measuring related assets and liabilities differently. Although Statement 159 does not eliminate disclosure requirements included in other accounting standards, it does establish additional presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has elected also to apply Statement 157 early. Accordingly, we will adopt Statement 159 no later than our first fiscal quarter in 2009. We believe the adoption of Statement 159 will not have a material impact on our financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We hold all financial instruments discussed in this item for purposes other than trading. We are potentially exposed to market risk due to changes in interest rates and the cost of gas. Our exposure to interest rate changes relates primarily to short-term debt. We are exposed to interest rate changes to long-term debt when we are in the market to issue long-term debt. As of January 31, 2008, all of our long-term debt was issued at fixed rates. Exposure to gas cost variations relates to the wholesale supply, demand and price of natural gas.
Interest Rate Risk
We have short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements varies from period to period depending upon many factors, including our investments in capital projects. Future short-term interest expense and payments will be impacted by both short-term interest rates and borrowing levels.

As of January 31, 2008, we had $289 million of short-term debt outstanding under our credit facility at a weighted average interest rate of 4.79%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $.6 million during the three months ended January 31, 2008.
As of January 31, 2008, all of our long-term debt was at fixed interest rates and, therefore, not subject to interest rate risk.
Commodity Price Risk
We manage our gas supply costs through a portfolio of short- and long-term procurement contracts with various suppliers. In the normal course of business, we utilize exchange-traded contracts of various duration for the forward purchase of a portion of our natural gas requirements. Due to cost-based rate regulation in our utility operations, our prudently incurred purchased gas costs and the prudently incurred costs of hedging the price of our gas supplies are passed on to customers through PGA procedures.
Additional information concerning market risk is set forth in “Financial Condition and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
Our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Form 10-Q. Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the first quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We have only routine litigation in the normal course of business.

Item 1A. Risk Factors
During the three months ended January 31, 2008, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     c) Issuer Purchases of Equity Securities.
          The following table provides information with respect to purchases of common stock under the Common Stock Open Market Purchase Program during the three months ended January 31, 2008.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares That May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	Under the Program
Beginning of the period				4,612,074
11/1/07 — 11/30/07	1,000,000	$24.70	1,000,000	3,612,074
12/1/07 — 12/31/07	—	$—	—	3,612,074
01/1/08 — 01/31/08	—	$1.35	—	3,612,074

Total	1,000,000	$26.05	1,000,000
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
The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of January 31, 2008, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.
Item 6. Exhibits
10.1	Credit Agreement dated as of April 25, 2006 among Piedmont Natural Gas Company, Inc. and Bank of America, N.A.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc.
(Registrant)
Date March 11, 2008	/s/ David J. Dzuricky
David J. Dzuricky
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date March 11, 2008	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended January 31, 2008
Exhibits
10.1	Credit Agreement dated as of April 25, 2006 among Piedmont Natural Gas Company, Inc. and Bank of America, N.A.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer