Form 10-Q
period 2008-04-30
PIEDMONT NATURAL GAS CO INC
filed 2008-06-09
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 2, 2008

Common Stock, no par value	73,377,001

Part I. Financial Information
Item 1. Financial Statements
Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	April 30,	October 31,
	2008	2007
ASSETS
Utility Plant, at original cost	$2,976,699	$2,894,514
Less accumulated depreciation	785,088	752,977

Utility plant, net	2,191,611	2,141,537

Other Physical Property, at cost (net of accumulated depreciation of $2,274 in 2008 and $2,197 in 2007)	941	1,007

Current Assets:
Cash and cash equivalents	9,565	7,515
Restricted cash	—	2,211
Trade accounts receivable (less allowance for doubtful accounts of $3,808 in 2008 and $544 in 2007)	198,236	97,625
Income taxes receivable	2,119	15,699
Other receivables	335	649
Unbilled utility revenues	32,601	24,121
Gas in storage	104,980	131,439
Gas purchase options, at fair value	16,428	13,725
Amounts due from customers	55,623	76,035
Prepayments	14,002	61,007
Other	4,687	5,318

Total current assets	438,576	435,344

Investments, Deferred Charges and Other Assets:
Equity method investments in non-utility activities	99,109	95,193
Goodwill	48,852	48,852
Overfunded postretirement asset	34,551	36,256
Unamortized debt expense	10,287	10,565
Regulatory cost of removal asset	12,562	11,939
Other	37,117	39,625

Total investments, deferred charges and other assets	242,478	242,430

Total	$2,873,606	$2,820,318

See notes to condensed consolidated financial statements.

	April 30,	October 31,
(In thousands)	2008	2007
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value — 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000; shares outstanding: 73,435 in 2008 and 74,208 in 2007	477,130	497,570
Paid-in capital	580	402
Retained earnings	473,202	379,682
Accumulated other comprehensive income	218	720

Total stockholders’ equity	951,130	878,374
Long-term debt	824,713	824,887

Total capitalization	1,775,843	1,703,261

Current Liabilities:
Notes payable	78,500	195,500
Trade accounts payable	144,722	97,156
Other accounts payable	24,713	46,411
Income taxes accrued	15,609	1,224
Accrued interest	21,596	21,811
Customers’ deposits	25,642	22,930
Deferred income taxes	31,704	16,422
General taxes accrued	9,037	18,980
Amounts due to customers	9,908	162
Other	7,534	3,915

Total current liabilities	368,965	424,511

Deferred Credits and Other Liabilities:
Deferred income taxes	293,409	267,479
Unamortized federal investment tax credits	2,799	2,983
Regulatory liability for postretirement benefits	12,920	13,876
Accumulated provision for postretirement benefits	17,991	17,469
Cost of removal obligations	364,787	351,738
Other	36,892	39,001

Total deferred credits and other liabilities	728,798	692,546

Commitments and Contingencies (Note 10)

Total	$2,873,606	$2,820,318

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2008	2007	2008	2007

Operating Revenues	$634,178	$531,579	$1,422,648	$1,208,820
Cost of Gas	472,897	371,852	1,034,341	840,608

Margin	161,281	159,727	388,307	368,212

Operating Expenses:
Operations and maintenance	53,282	54,879	105,859	107,089
Depreciation	22,893	21,995	45,598	43,606
General taxes	8,407	8,358	17,153	17,617
Income taxes	24,877	23,874	75,938	67,582

Total operating expenses	109,459	109,106	244,548	235,894

Operating Income	51,822	50,621	143,759	132,318

Other Income (Expense):
Income from equity method investments	17,734	23,597	26,452	29,140
Non-operating income	84	53	627	184
Non-operating expense	(801)	(226)	(1,066)	(378)
Income taxes	(6,702)	(9,165)	(10,228)	(11,330)

Total other income (expense)	10,315	14,259	15,785	17,616

Utility Interest Charges	13,513	13,760	28,651	28,098

Net Income	$48,624	$51,120	$130,893	$121,836

Average Shares of Common Stock:
Basic	73,418	74,356	73,348	74,489
Diluted	73,677	74,613	73,617	74,773

Earnings Per Share of Common Stock:
Basic	$0.66	$0.69	$1.78	$1.64
Diluted	$0.66	$0.69	$1.78	$1.63

Cash Dividends Per Share of Common Stock	$0.26	$0.25	$0.51	$0.49
See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	April 30
	2008	2007
Cash Flows from Operating Activities:
Net income	$130,893	$121,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,818	45,956
Amortization of investment tax credits	(184)	(248)
Allowance for doubtful accounts	3,264	3,417
Gain on sale of land	(106)	—
Earnings from equity method investments	(26,452)	(29,140)
Distributions of earnings from equity method investments	32,090	25,366
Deferred income taxes	41,538	25,627
Stock-based compensation expense	168	—
Change in assets and liabilities	42,611	90,923

Net cash provided by operating activities	271,640	283,737

Cash Flows from Investing Activities:
Utility construction expenditures	(84,537)	(60,567)
Allowance for funds used during construction	(2,185)	(2,464)
Contributions to equity method investments	(10,790)	—
Distributions of capital from equity method investments	121	331
Proceeds from sale of land and buildings	554	—
Decrease in restricted cash	2,196	—
Other	1,263	3,258

Net cash used in investing activities	(93,378)	(59,442)

Cash Flows from Financing Activities:
Decrease in notes payable	(117,000)	(140,500)
Expenses related to issuance of long-term debt	—	(5)
Retirement of long-term debt	(174)	—
Expenses related to expansion of the short-term facility	(106)	—
Issuance of common stock through dividend reinvestment and employee stock plans	7,648	8,077
Repurchases of common stock	(29,169)	(53,844)
Dividends paid	(37,411)	(36,561)

Net cash used in financing activities	(176,212)	(222,833)

Net Increase in Cash and Cash Equivalents	2,050	1,462
Cash and Cash Equivalents at Beginning of Period	7,515	8,886

Cash and Cash Equivalents at End of Period	$9,565	$10,348

Noncash Investing and Financing Activities:
Accrued construction expenditures	$1,776	$2,239
Guaranty	101	112
See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months		Six Months
	Ended April 30		Ended April 30
	2008	2007	2008	2007

Net Income	$48,624	$51,120	$130,893	$121,836

Other Comprehensive Income:
Unrealized gain from hedging activities of equity method investments, net of tax of $306 and $73 for the three months ended April 30, 2008 and 2007, respectively, and $470 and $83 for the six months ended April 30, 2008 and 2007, respectively	481	114	739	130
Reclassification adjustment from hedging activities of equity method investments included in net income, net of tax of ($649) and ($1,290) for the three months ended April 30, 2008 and 2007, respectively, and ($796) and ($1,079) for the six months ended April 30, 2008 and 2007, respectively	(1,011)	(2,010)	(1,241)	(1,682)

Total Comprehensive Income	$48,094	$49,224	$130,391	$120,284

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Unaudited Interim Financial Information
The condensed consolidated financial statements have not been audited. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the year ended October 31, 2007.
     Seasonality and Use of Estimates.
In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at April 30, 2008 and October 31, 2007, the results of operations for the three months and six months ended April 30, 2008 and 2007, and cash flows for the six months ended April 30, 2008 and 2007. Our business is seasonal in nature. The results of operations for the three months and six months ended April 30, 2008 do not necessarily reflect the results to be expected for the full year.
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
     Significant Accounting Policies
Our accounting policies are described in Note 1 to our Annual Report on Form 10-K for the year ended October 31, 2007. There were no significant changes to those accounting policies during the six months ended April 30, 2008 with the exception of changes related to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (Statement 109), and Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP 48-1).
In June 2006, the FASB issued FIN 48 to clarify the accounting for uncertain tax positions in accordance with Statement 109, and in May 2007 issued FSP 48-1. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, FIN 48 provides guidance on derecognition, classification, interim period accounting, disclosure and transition requirements in accounting for uncertain tax positions. FSP 48-1 clarifies when a tax position is considered effectively settled under FIN 48. We adopted the provisions of FIN 48 on November 1, 2007. As a result of the implementation of FIN 48, there was no material impact on the consolidated financial statements and no adjustment to retained earnings. The amount of unrecognized tax benefits at November 1, 2007 was $.5 million, of which $.3 million would impact our effective income tax rate if recognized. We recorded $.1 million of interest related to unrecognized tax benefits. There are no material changes to the Company’s unrecognized tax benefits during the six months ended April 30, 2008.
We recognize accrued interest and penalties related to unrecognized tax benefits in operating expenses in the condensed consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods.
We file a U.S. federal consolidated income tax return and various state income tax returns. We are no longer subject to federal income tax examinations for tax years ending before and including October 31, 2005, and with few exceptions, state income tax examinations by tax authorities for years ended before and including October 31, 2003.
We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
     Rate-Regulated Basis of Accounting
We follow SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement 71). Statement 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Statement 71, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to utility customers in future periods. The amounts recorded as regulatory assets in the condensed consolidated balance sheets as of April 30, 2008 and October 31, 2007, were $112.5 million and $134 million, respectively. The amounts recorded as regulatory liabilities in the condensed consolidated balance sheets as of April 30, 2008 and October 31, 2007, were $394.9 million and $374 million, respectively.
Inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with Statement 71. See Note 6 for information on related party transactions.
     Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (Statement 157). Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) the measurement of assets or liabilities at fair value, but does not expand the use of fair value measurement to any new circumstances. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. Statement 157 clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. Statement 157 establishes a fair value hierarchy for valuation inputs that prioritizes the information used to develop those assumptions into three levels as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access as of the reporting date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, through corroboration with observable data.

•	Level 3 inputs are unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.
Under Statement 157, we anticipate fair value measurements would be disclosed by level for long-lived assets, gas purchase options, long-term debt and the guaranty associated with Hardy Storage Company LLC (Hardy Storage).

In November 2007, the FASB delayed the implementation of Statement 157 for one year only for other nonfinancial assets and liabilities. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Accordingly, we will adopt Statement 157 for our fiscal year beginning November 1, 2008 with the exception of the application of the provision related to nonfinancial assets and liabilities. We believe the adoption of Statement 157 will not have a material impact on our financial position, results of operations or cash flows.
In April 2007, the FASB issued FSP FIN 39-1 to amend paragraph 3 of FIN 39, “Offsetting of Amounts Related to Certain Contracts,” to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). The FSP amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. This FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. Accordingly, we are evaluating the impacts of the right to offset fair value amounts pursuant to amended paragraph 10 of FIN 39 for our fiscal year beginning November 1, 2008.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (Statement 141(R)). Statement 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value. Statement 141(R) changes the accounting for business combinations in various areas, including contingency consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, changes in the acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. We will apply the provisions of Statement 141(R) to any acquisitions we may complete after November 1, 2009.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (Statement 159). Statement 159 provides companies with an option to report selected financial assets and liabilities at fair value. Its objective is to reduce the complexity in accounting for financial instruments and to mitigate the volatility in earnings caused by measuring related assets and liabilities differently. Although Statement 159 does not eliminate disclosure requirements included in other accounting standards, it does establish additional presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has elected also to apply Statement 157 early. Accordingly, we will adopt Statement 159 for our fiscal year beginning November 1, 2008. We have evaluated Statement 159, and we do not intend to elect the option to measure any applicable financial assets or liabilities at fair value pursuant to the provisions of Statement 159.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (Statement 161). Statement 161 amends Statement 133, by requiring expanded qualitative, quantitative and credit-risk disclosures about derivative instruments and hedging activities, but does not change the scope or accounting under Statement 133 and its related interpretations. Statement 161 requires specific disclosures regarding how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Statement 161 also amended SFAS 107, “Disclosures about Fair Value of Financial Instruments” (Statement 107), to clarify that derivative instruments are subject to Statement 107’s concentration-of-credit-risk disclosures. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Since Statement 161 only requires additional disclosures concerning derivatives and hedging activities, this standard is not expected to have a material impact on our financial position, results of operations, or cash flows. We will adopt Statement 161 on February 1, 2009.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (Statement 162). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB. Statement 162 will be effective 60 days following the Securities and Exchange Commission (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect this Statement to have any impact on our financial position, results of operations or cash flows. We will adopt Statement 162 when it becomes effective.
2. Regulatory Matters
In South Carolina, our recovery of gas costs is subject to annual gas cost review proceedings to determine the prudence of our gas purchases. We have been found prudent in all such past proceedings. On May 13, 2008, the Public Service Commission of South Carolina (PSCSC) approved our purchased gas adjustments and found our gas purchasing policies to be prudent for the period covering the twelve months ended March 31, 2007.
On March 31, 2008, we filed a general rate application with the North Carolina Utilities Commission (NCUC) requesting an increase in rates and charges for all customers to produce overall increased annual revenues of $40.5 million, or 4% above the current annual revenues. In addition, the petition requested modification of the cost allocation, rate designs, and practices underlying our existing rates, permanent extension of the margin decoupling mechanism approved by the NCUC on an experimental basis in the Company’s last general rate proceeding, approval to implement energy conservation and efficiency programs with appropriate cost recovery mechanisms, and changes to the existing service regulations and tariffs. New rates are proposed to be effective November 1, 2008. A hearing has been set for September 9, 2008. We cannot predict the outcome of the proceeding at this time.
We have filed an annual report for the twelve months ended December 31, 2006 with the Tennessee Regulatory Authority (TRA) that reflects the transactions in the deferred gas cost account for the Actual Gas Cost Adjustment mechanism. We cannot predict the outcome of the proceeding at this time but do not expect it to have a material effect on our financial position or results of operations.
3. Earnings per Share
We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the three months and six months ended April 30, 2008 and 2007 is presented below.

	Three Months		Six Months
In thousands except per share amounts	2008	2007	2008	2007

Net Income	$48,624	$51,120	$130,893	$121,836

Average shares of common stock outstanding for basic earnings per share	73,418	74,356	73,348	74,489
Contingently issuable shares under the Executive Long-Term Incentive Plan (LTIP) and Incentive Compensation Plan (ICP)	259	251	269	281
Accelerated Share Repurchase Program	—	6	—	3

Average shares of dilutive stock	73,677	74,613	73,617	74,773

Earnings Per Share of Common Stock:
Basic	$0.66	$0.69	$1.78	$1.64
Diluted	$0.66	$0.69	$1.78	$1.63
4. Employee Benefit Plans
Effective January 1, 2008, we amended our noncontributory defined benefit pension plan, other postretirement employee benefits (OPEB) plan and our defined contribution plans. These amendments apply to nonunion employees and employees covered by the Carolinas bargaining unit contract; they do not apply to employees covered by the Nashville, Tennessee bargaining unit contracts.
Effective January 1, 2008, the defined benefit pension plan was amended to close the plan to employees hired after December 31, 2007 and to modify how benefits are accrued in the future for existing employees. Employees hired prior to January 1, 2008 will continue to participate in the amended traditional defined benefit pension plan. The amendment does not affect any pension benefit earned as of December 31, 2007. For service earned after December 31, 2007, a consistent rate will be applied to each year of service so that employees accrue benefits more evenly. For service earned prior to January 1, 2008, the rate used in the formula to calculate an employee’s pension benefit is greater for the first twenty years of service than it is for the next fifteen years of service. Employees can be credited with up to a total of 35 years of service. When an employee leaves the company, his benefit payment will be calculated as the greater of the accrued benefit as of December 31, 2007 under the old formula plus the accrued benefit under the new formula for years of service after December 31, 2007, or the benefit for all years of service up to 35 years under the new formula.
Employees hired or rehired after December 31, 2007 will not participate in the amended traditional pension plan but will be participants in the new Money Purchase Pension (MPP) plan, a defined contribution plan. Under the MPP plan, we will annually deposit a percentage of each participant’s pay into an account of the MPP plan.
Effective January 1, 2008, we made changes to our 401(k) plans which are profit sharing plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Tax Code), which include qualified cash or deferred arrangements under Tax Code Section 401(k). Prior to January 1, 2008, we matched 50% of employee contributions up to the first 10% of pay contributed. Beginning January 1, 2008, employees are able to receive a company match of 100% up to the first 5% of pay contributed. Employees are still able to contribute up to 50% of eligible pay to the 401(k) on a pre-tax basis, up to the Tax Code annual contribution limit. We automatically enroll all affected non-participating employees in the 401(k) plan as of January 1, 2008 at a 2% contribution rate unless the employee chooses not to participate by notifying our plan administrator. For employees who are automatically enrolled in the 401(k) plan, we will automatically increase their contributions by 1% each year to a maximum of 5% unless the employee chooses to opt out of the automatic increase by contacting our plan administrator. Employee contributions and match are automatically invested in a diversified portfolio of stocks and bonds. Employees may change their contribution rate and investments at any time.
We provide certain health care and life insurance benefits to eligible retirees under our OPEB plan. Employees are first eligible to retire and receive these benefits at age 55 with ten or more years of service after the age of 45. Effective January 1, 2008, new employees have to complete ten years of service after age 50 to be eligible for benefits, and no benefits will be provided to those employees after age 65 when they are automatically eligible for Medicare benefits to cover health costs.
Components of the net periodic benefit cost for our defined-benefit pension plans and our OPEB plan for the three months ended April 30, 2008 and 2007 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2008	2007	2008	2007	2008	2007

Service cost	$2,163	$2,939	$7	$15	$317	$330
Interest cost	2,835	3,286	69	69	509	471
Expected return on plan assets	(4,145)	(4,369)	—	—	(370)	(318)
Amortization of transition obligation	—	—	—	—	169	167
Amortization of prior service (credit) cost	(478)	148	—	—	—	—
Amortization of actuarial loss	—	246	—	—	—	—

Total	$375	$2,250	$76	$84	$625	$650

Components of the net periodic benefit cost for our defined-benefit pension plans and our OPEB plan for the six months ended April 30, 2008 and 2007 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2008	2007	2008	2007	2008	2007

Service cost	$4,325	$5,877	$13	$30	$633	$661
Interest cost	5,670	6,573	139	138	1,019	942
Expected return on plan assets	(8,289)	(8,737)	—	—	(740)	(636)
Amortization of transition obligation	—	—	—	—	338	333
Amortization of prior service (credit) cost	(956)	296	—	—	—	—
Amortization of actuarial loss	—	491	—	—	—	—

Total	$750	$4,500	$152	$168	$1,250	$1,300

We anticipate that we will contribute $11 million to the qualified pension plan, $.6 million to the nonqualified pension plans and $2.2 million to the OPEB plan in 2008.
Because 2008 is the first year of the MPP plan, we have made no contributions to the plan to date. We anticipate contributions being made in December 2008 or January 2009.

5. Business Segments
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
Operations by segment for the three months and six months ended April 30, 2008 and 2007 are presented below.

	Regulated		Non-utility
	Utility		Activities		Total
In thousands	2008	2007	2008	2007	2008	2007

Three Months
Revenues from external customers	$634,178	$531,579	$—	$—	$634,178	$531,579
Margin	161,281	159,727	—	—	161,281	159,727
Operations and maintenance expenses	53,282	54,879	47	50	53,329	54,929
Income from equity method investments	—	—	17,734	23,597	17,734	23,597
Operating income (loss) before income taxes	76,699	74,495	(54)	(50)	76,645	74,445
Income before income taxes	62,654	60,697	17,549	23,462	80,203	84,159

Six Months
Revenues from external customers	$1,422,648	$1,208,820	$—	$—	$1,422,648	$1,208,820
Margin	388,307	368,212	—	—	388,307	368,212
Operations and maintenance expenses	105,859	107,089	68	185	105,927	107,274
Income from equity method investments	—	—	26,452	29,140	26,452	29,140
Operating income (loss) before income taxes	219,697	199,900	(203)	(287)	219,494	199,613
Income before income taxes	191,034	172,068	26,025	28,680	217,059	200,748
Reconciliations to the condensed consolidated statements of income for the three months and six months ended April 30, 2008 and 2007 are presented below.

	Three Months		Six Months
In thousands	2008	2007	2008	2007

Operating Income:
Segment operating income	$76,645	$74,445	$219,494	$199,613
Utility income taxes	(24,877)	(23,874)	(75,938)	(67,582)
Non-utility activities	54	50	203	287

Operating income	$51,822	$50,621	$143,759	$132,318

Net Income:
Income before income taxes for reportable segments	$80,203	$84,159	$217,059	$200,748
Income taxes	(31,579)	(33,039)	(86,166)	(78,912)

Net income	$48,624	$51,120	$130,893	$121,836

6. Equity Method Investments
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
We own 21.49% of the membership interests in Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. These gas costs for the three months and six months ended April 30, 2008 and 2007 are presented below.

	Three Months		Six Months
In thousands	2008	2007	2008	2007
Transportation Costs	$1,012	$1,104	$2,047	$2,284
As of April 30, 2008 and October 31, 2007, we owed Cardinal $.3 million.
We own 40% of the membership interests in Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. Pine Needle owns an interstate liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC). We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. These gas storage costs for the three and six months ended April 30, 2008 and 2007 are presented below.

	Three Months		Six Months
In thousands	2008	2007	2008	2007
Storage Costs	$2,704	$2,957	$5,471	$6,199
As of April 30, 2008 and October 31, 2007, we owed Pine Needle $.9 million.

We own 30% of the membership interests in SouthStar Energy Services LLC, a Delaware limited liability company. Under the terms of the Amended and Restated Limited Liability Company Agreement (Restated Agreement), earnings and losses are allocated 25% to us and 75% to the other member, Georgia Natural Gas Company (GNGC), a subsidiary of AGL Resources, Inc., with the exception of earnings and losses in the Ohio and Florida markets, which are allocated to us at our ownership percentage of 30%. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States, with most of its business being conducted in the unregulated retail gas market in Georgia. We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record in operating revenues the amounts billed to SouthStar. Our operating revenues from these sales for the three months and six months ended April 30, 2008 and 2007 are presented below.

	Three Months		Six Months
In thousands	2008	2007	2008	2007
Operating Revenues	$3,217	$929	$6,229	$3,583
As of April 30, 2008 and October 31, 2007, SouthStar owed us $1.5 million and $1.7 million, respectively.
The SouthStar Restated Agreement includes a provision granting three options to GNGC to purchase our ownership interest in SouthStar. By November 1, 2007, with the option effective on January 1, 2008 (2008 option), GNGC had the option to purchase one-third of our 30% interest in SouthStar. With the same notice in the following years, GNGC has the option to purchase 50% of our interest to be effective on January 1, 2009 (2009 option), and 100% of our interest to be effective on January 1, 2010. The purchase price would be based on the market value of SouthStar as defined in the Restated Agreement. GNGC did not exercise the 2008 option. If GNGC exercises the 2009 option, we, at our discretion, may cause GNGC to purchase our entire ownership interest at that time.
Piedmont Hardy Storage Company, LLC (Piedmont Hardy), a wholly-owned subsidiary of Piedmont, owns 50% of the membership interests in Hardy Storage, a West Virginia limited liability company. The other owner is a subsidiary of Columbia Gas Transmission Corporation, a subsidiary of NiSource Inc. Hardy Storage owns and operates an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia, that is regulated by the FERC. Phase one service to customers began April 1, 2007 when customers began injecting gas into storage for subsequent winter withdrawals and Phase II service levels began on April 1, 2008. Hardy Storage is now in the final stages of project construction.
On June 29, 2006, Hardy Storage signed a note purchase agreement for interim notes and a revolving equity bridge facility for up to a total of $173.1 million for funding during the construction period. As of April 30, 2008, $123.4 million remains outstanding on the interim notes.
For the six months ended April 30, 2008, we made equity contributions of $10.8 million to fund additional construction expenditures, with our equity contributions as of that date totaling $23.7 million. Upon completion of project construction, including any contingency wells if needed, the members intend to target a capitalization structure of 70% debt and 30% equity. After the satisfaction of certain conditions in the note purchase agreement, amounts outstanding under the interim notes will convert to a fifteen-year mortgage-style debt instrument without recourse to the members. We expect the conversion to occur prior to the summer of 2009. To the extent that more funding is needed, the members will evaluate funding options at that time.
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
As of April 30, 2008, with $123.4 million outstanding under the construction financing, we have recorded a guaranty liability of $1.2 million.
We have related party transactions as a customer of Hardy Storage and record in cost of gas the Hardy storage costs charged to us. These gas storage costs for the three and six months ended April 30, 2008 and 2007 are presented below.

	Three Months		Six Months
In thousands	2008	2007	2008	2007
Storage Costs	$2,364	$798	$4,572	$798
As of April 30, 2008 and October 31, 2007, we owed $.8 million for Hardy Storage services.
7. Financial Instruments
We have a syndicated five-year revolving credit facility with aggregate commitments totaling $450 million that may be increased up to $600 million, and that includes annual renewal options and letters of credit. We pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. The facility provides a line of credit for letters of credit of $5 million of which $1.9 million and $1.5 million were issued and outstanding at April 30, 2008 and October 31, 2007, respectively. These letters of credit are used to guarantee claims from self-insurance under our general liability policies. The credit facility bears interest based on the 30-day LIBOR rate plus from .15% to .35%, based on our credit ratings.
As of April 30, 2008 and October 31, 2007, outstanding short-term borrowings under the line as included in “Notes payable” in the condensed consolidated balance sheets were $78.5 million and $195.5 million, respectively. During the three months ended April 30, 2008, short-term borrowings ranged from $9 million to $310 million, and when borrowing, interest rates ranged from 2.79% to 3.47% (weighted average of 3.26%). During the six months ended April 30, 2008, short-term borrowings ranged from $9 million to $353 million, and when borrowing, interest rates ranged from 2.79% to 5.51% (weighted average of 4.28%). Our credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 49% at April 30, 2008.
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
Through April 30, 2008, we purchased and sold financial options for natural gas for our Tennessee gas supply portfolio. As of April 30, 2008, we had no forward positions remaining open for 2008. The cost of these options and all other costs related to hedging activities up to 1% of total annual gas costs are approved for recovery under the terms and conditions of our Tennessee Incentive Plan (TIP) approved by the TRA.
Through April 30, 2008, we purchased and sold financial options for natural gas for our South Carolina gas supply portfolio. As of April 30, 2008, we had forward positions for June 2008 through October 2008. The costs of these options are pre-approved by the PSCSC for recovery from customers subject to the terms and conditions of our gas cost hedging plan approved by the PSCSC.
Through April 30, 2008, we purchased and sold financial options for natural gas for our North Carolina gas supply portfolio. As of April 30, 2008, we had forward positions for June 2008 through October 2008. Costs associated with our North Carolina hedging program are not pre-approved by the NCUC but are treated as gas costs subject to annual gas cost review proceedings by the NCUC.
Current period changes in the assets and liabilities from these risk management activities are recorded as a component of gas costs in amounts due to customers or amounts due from customers in accordance with Statement 71. We mark the derivative instruments to market with a corresponding entry to “Amounts due to customers” or “Amounts due from customers.” Accordingly, there is no earnings impact of the hedging programs on the regulated utility segment as a result of the use of these financial derivatives. As of April 30, 2008 and October 31, 2007, the total fair value of gas purchase options included in the consolidated balance sheets was $16.4 million and $13.7 million, respectively.
8. Termination Benefits
During 2007, we implemented additional organizational changes under our business process improvement program to streamline business processes, capture operational and organizational efficiencies and improve customer service. As a part of this effort, we began initiating changes in our customer payment and collection processes, including no longer accepting customer payments in our business offices and streamlining our district operations. We also further consolidated our call centers. Collections of delinquent accounts will be consolidated in our central business office. These initiatives continue to be phased in during 2008.
We have accrued costs in connection with these initiatives in the form of severance benefits to employees who will be either voluntarily or involuntarily severed. These benefits are under existing arrangements and are accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” All costs are included in the regulated utility segment in operations and maintenance expenses in the condensed consolidated statements of income.
We accrued $3.6 million during the year ended October 31, 2007 and paid $2.2 million for the year ended October 31, 2007. For the six months ended April 30, 2008, we adjusted the accrual downward by $.1 million and paid $.5 million. The liability as of April 30, 2008 and October 31, 2007 was $.8 million and $1.4 million, respectively.

9. Share-Based Payments
Under the LTIP and ICP, approved by the Company’s shareholders on March 3, 2006, the Board of Directors has awarded units to eligible officers and other participants. Depending upon the level of performance achieved by Piedmont during multi-year performance periods, distribution of those awards may be made in the form of shares of common stock and cash withheld for payment of applicable taxes on the compensation. The LTIP and ICP require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months and six months ended April 30, 2008, we recorded compensation expense for the LTIP and ICP of $1 million and $2.3 million, respectively. For the three months and six months ended April 30, 2007, we recorded compensation expense for the LTIP and ICP of $1.1 million and $2.2 million, respectively. Shares of common stock to be issued under the LTIP and ICP are contingently issuable shares and are included in our calculation of fully diluted earnings per share.
As of April 30, 2008 and October 31, 2007, we have accrued $6.3 million and $6.2 million for these awards. The accrual is based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
Under our ICP, 65,000 restricted shares of our common stock with a value at the date of grant of $1.7 million were granted to our President and Chief Executive Officer on September 1, 2006. During the vesting period, any dividends paid on these shares will be accrued and converted into additional shares at the closing price on the date of the dividend payment. The restricted shares and any additional shares accrued through dividends will vest over a five-year period only if he is an employee on each vesting date. We recorded compensation expense under this grant of $84,000 for the three months ended April 30, 2008 and 2007, and $168,000 for the six months ended April 30, 2008 and 2007. We are recording compensation under the ICP on the straight-line method.
10. Commitments and Contingent Liabilities
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
     Letters of Credit
We use letters of credit to guarantee claims from self-insurance under our general liability policies. We had $1.9 million in letters of credit that were issued and outstanding at April 30, 2008. Additional information concerning letters of credit is included in Note 7.
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
The regulated utility segment is the largest segment of our business with approximately 96% of our consolidated assets. This segment is regulated by three state regulatory commissions that approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and to earn a fair rate of return for our shareholders. Factors critical to the success of the regulated utility include a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in rates charged to customers. For the six months ended April 30, 2008, 88% of our earnings before taxes came from our regulated utility segment.
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
Weather conditions directly influence the volumes of natural gas delivered by the regulated utility. Significant portions of our revenues are generated during the winter season. During warm winters or unevenly cold winters, heating customers may significantly reduce their consumption of natural gas. In South Carolina and Tennessee, we have weather normalization adjustment (WNA) mechanisms that are designed to protect a portion of our revenues against warmer-than-normal weather as deviations from normal weather can affect our financial performance and liquidity. The WNA also serves to offset the impact of colder-than-normal weather by reducing the amounts we can charge our customers. In North Carolina, a margin decoupling mechanism, known as the Customer Utilization Tracker (CUT), provides for the recovery of our approved margin from residential and commercial customers independent of consumption patterns. For further information, see discussion of these mechanisms in “Our Business” and “Financial Condition and Liquidity” below.
The majority of our natural gas supplies come from the Gulf Coast region. We believe that diversification of our supply portfolio is in our customers’ best interest. In January 2008, we began receiving firm, long-term transportation contract service from Midwestern Gas Transmission Company (Midwestern) that provides access to Canadian and Rocky Mountain gas supplies and the Chicago hub, primarily to serve our Tennessee markets. In April 2007, we began receiving firm, long-term market area storage service from Hardy Storage, a storage facility in West Virginia.
As part of our plan to provide safe, reliable gas distribution service to our growing customer base and manage our seasonal demand, we intend to design, construct, own and operate an LNG peak storage facility in Robeson County, North Carolina with the capacity to store approximately 1.25 billion cubic feet of natural gas for use during times of peak demand. The LNG facility will be a part of our regulated utility segment and is planned to be in service for the 2012-2013 winter heating season.
Our strategic focus is on our core business of providing safe, reliable and quality natural gas distribution service to our customers in the growing Southeast market area. Part of our strategic plan is to manage our gas distribution business through control of our operating costs, implementation of new technologies and sound rate and regulatory initiatives. We are working to enhance the value and growth of our utility assets by good management of capital spending, including improvements for current customers and the pursuit of profitable customer growth opportunities in our service areas. We strive for quality customer service by investing in technology, processes and people. We work with our state regulators to maintain fair rates of return and balance the interests of our customers and shareholders. While we have seen a decline in customer growth in our market area during this fiscal year, we do not anticipate that this change in our customer growth rate will have a significant effect on our financial results for the year. We remain focused on implementing and improving our underlying business processes and cost structures.
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

Results of Operations
We reported net income of $48.6 million for the three months ended April 30, 2008, as compared to $51.1 million for the similar period in 2007. The following table sets forth a comparison of the components of our income statement for the three months ended April 30, 2008, as compared with the three months ended April 30, 2007.

				Percent
	Three Months Ended April 30			Increase
In thousands, except per share amounts	2008	2007	Change	(Decrease)
Operating Revenues	$634,178	$531,579	$102,599	19.3%
Cost of Gas	472,897	371,852	101,045	27.2%
Margin	161,281	159,727	1,554	1.0%
Operating Expenses	109,459	109,106	353	0.3%
Operating Income	51,822	50,621	1,201	2.4%
Other Income (Expense)	10,315	14,259	(3,944)	(27.7)%
Utility Interest Charges	13,513	13,760	(247)	(1.8)%
Net Income	$48,624	$51,120	$(2,496)	(4.9)%

Average Shares of Common Stock:
Basic	73,418	74,356	(938)	(1.3)%
Diluted	73,677	74,613	(936)	(1.3)%

Earnings Per Share of Common Stock:
Basic	$0.66	$0.69	$(0.03)	(4.3)%
Diluted	$0.66	$0.69	$(0.03)	(4.3)%

We reported net income of $130.9 million for the six months ended April 30, 2008, as compared to $121.8 million for the similar period in 2007. The following table sets forth a comparison of the components of our income statement for the six months ended April 30, 2008, as compared with the six months ended April 30, 2007.

				Percent
	Six Months Ended April 30			Increase
In thousands, except per share amounts	2008	2007	Change	(Decrease)
Operating Revenues	$1,422,648	$1,208,820	$213,828	17.7%
Cost of Gas	1,034,341	840,608	193,733	23.0%
Margin	388,307	368,212	20,095	5.5%
Operating Expenses	244,548	235,894	8,654	3.7%
Operating Income	143,759	132,318	11,441	8.6%
Other Income (Expense)	15,785	17,616	(1,831)	(10.4)%
Utility Interest Charges	28,651	28,098	553	2.0%
Net Income	$130,893	$121,836	$9,057	7.4%

Average Shares of Common Stock:
Basic	73,348	74,489	(1,141)	(1.5)%
Diluted	73,617	74,773	(1,156)	(1.5)%

Earnings Per Share of Common Stock:
Basic	$1.78	$1.64	$0.14	8.5%
Diluted	$1.78	$1.63	$0.15	9.2%

Key statistics are shown in the table below for the three months ended April 30, 2008 and 2007.

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended			Percent
	April 30			Increase
Gas Sales and Deliveries in Dekatherms (in thousands)	2008	2007	Variance	(Decrease)

Sales Volumes	34,869	37,738	(2,869)	(7.6)%
Transportation Volumes	19,593	21,958	(2,365)	(10.8)%

Throughput	54,462	59,696	(5,234)	(8.8)%

Secondary Market Volumes	16,052	8,929	7,123	79.8%

Customers Billed (at period end)	963,266	943,859	19,407	2.1%
Gross Customer Additions	4,481	6,830	(2,349)	(34.4)%

Degree Days
Actual	1,163	1,208	(45)	(3.7)%
Normal	1,226	1,222	4	0.3%
Percent warmer than normal	(5.1)%	(1.1)%	n/a	n/a

Number of Employees (at period end)	1,859	1,941	(82)	(4.2)%

Key statistics are shown in the table below for the six months ended April 30, 2008 and 2007.

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Six Months Ended			Percent
	April 30			Increase
Gas Sales and Deliveries in Dekatherms (in thousands)	2008	2007	Variance	(Decrease)

Sales Volumes	84,064	83,169	895	1.1%
Transportation Volumes	42,952	43,440	(488)	(1.1)%

Throughput	127,016	126,609	407	0.3%

Secondary Market Volumes	32,137	18,589	13,548	72.9%

Customers Billed (at period end)	963,266	943,859	19,407	2.1%
Gross Customer Additions	11,644	15,757	(4,113)	(26.1)%

Degree Days
Actual	2,918	2,823	95	3.4%
Normal	3,095	3,122	(27)	(0.9)%
Percent warmer than normal	(5.7)%	(9.6)%	n/a	n/a

Number of Employees (at period end)	1,859	1,941	(82)	(4.2)%

Operating Revenues
Operating revenues increased $102.6 million for the three months ended April 30, 2008, compared with the same period in 2007 primarily due to the following increases:
•	$80.9 million from revenues in secondary market transactions. Secondary market transactions consist of off-system sales and capacity release arrangements.

•	$39.2 million from commodity gas costs passed through to sales customers.

•	$8.9 million increased revenues under the CUT mechanism. As discussed in “Financial Condition and Liquidity,” the CUT mechanism in North Carolina adjusts for variations in residential and commercial use per customer including those due to conservation and weather.

•	$4.5 million related to commission-approved adjustments to rate components.

•	$3.7 million increased revenues under the WNA mechanism. As discussed in “Financial Condition and Liquidity,” we have a WNA in South Carolina and Tennessee that offsets the margin impact of colder- or warmer-than-normal weather on residential and commercial customer billings.
These increases were partially offset by the following decreases:
•	$19.1 million from lower volumes to sales customers.

•	$5.4 million from adjustments to fixed gas cost recovery.
Operating revenues increased $213.8 million for the six months ended April 30, 2008, compared with the same period in 2007 primarily due to the following increases:
•	$139 million from revenues in secondary market transactions.

•	$55.1 million from commodity gas costs passed through to sales customers.

•	$15.1 million related to commission-approved adjustments to rate components.

•	$6.6 million from higher volumes to sales customers.

•	$3.5 million increased revenues under the CUT mechanism.

•	$1 million increased revenues under the WNA mechanism.
These increases were partially offset by the following decrease:
•	$9.2 million from adjustments to fixed gas cost recovery.
Cost of Gas
Cost of gas increased $101 million for the three months ended April 30, 2008, compared with the same period in 2007 primarily due to the following increases:
•	$80.8 million from commodity gas costs in secondary market activity.

•	$39.2 million from commodity gas costs passed through to sales customers.
These increases were partially offset by the following decreases:
•	$19.1 million from lower volumes to sales customers.

•	$5.4 million from adjustments to fixed gas cost recovery.
Cost of gas increased $193.7 million for the six months ended April 30, 2008, compared with the same period in 2007 primarily due to the following increases:
•	$137.9 million from commodity gas costs in secondary market activity.

•	$55.1 million from commodity gas costs passed through to sales customers.

•	$6.6 million from higher volumes to sales customers.
These increases were partially offset by the following decrease:
•	$9.2 million from adjustments to fixed gas cost recovery.
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
Margin
Margin increased $1.6 million for the three months ended April 30, 2008, compared with the same period in 2007, primarily due to growth in our residential and commercial customer base.
Margin increased $20.1 million for the six months ended April 30, 2008, compared with the same period in 2007, primarily due to the following increases:
•	$8.5 million from growth in our residential and commercial customer base.

•	$7.2 million from period to period net adjustments to gas costs, inventory, supplier refunds and lost and unaccounted for gas due to gas cost accounting reviews.

•	$1.6 million from the discontinuation of the capitalization and amortization of storage demand costs effective November 1, 2007 pursuant to a regulatory order.

•	$1.1 million from secondary market activity.

•	$1 million from growth in our power generation customer base.
Our utility margin is defined as natural gas revenues less natural gas commodity purchases and fixed gas costs for transportation and storage capacity. Margin, rather than revenues, is used by management to evaluate utility operations due to the impact of volatile wholesale commodity prices and transportation and storage costs, which account for approximately 73% of revenues.
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
Operations and Maintenance Expenses
Operations and maintenance expenses decreased $1.6 million for the three months ended April 30, 2008, compared with the same period in 2007 primarily due to the following changes:
•	$3 million decrease in employee benefits expense primarily due to reductions in pension expense resulting from changes in plan design and fewer employees and lower group insurance expense from fewer employees and lower claims expense.

•	$1.3 million increase in outside services primarily due to telecom and financial, gas accounting and compliance systems.
Operations and maintenance expenses decreased $1.2 million for the six months ended April 30, 2008, compared with the same period in 2007 primarily due to a $6.2 million decrease in employee benefits expense due to reductions in pension expense resulting from changes in plan design and fewer employees and lower group insurance expense from fewer employees and lower claims expense.
This decrease was offset by the following increases:
•	$2.8 million in outside services primarily due to telecom and financial, gas accounting and compliance systems.

•	$.8 million in utilities primarily due to increased charges for measurement systems.

•	$.7 million in advertising.

•	$.6 million in other corporate expense.
Depreciation
Depreciation expense increased $.9 million and $2 million for the three months and six months ended April 30, 2008 compared with the same period in 2007, respectively, primarily due to increases in plant in service.
General Taxes
General taxes were comparable for the three months and six months ended April 30, 2008 as compared with the same periods in 2007.
Other Income (Expense)
Income from equity method investments decreased $5.9 million for the three months ended April 30, 2008 as compared with the same period in 2007. This decrease was primarily due to a decrease of $6 million in earnings from SouthStar related to rising commodity prices and reduced opportunities from the management of storage and transportation assets, lower margins in the Ohio and Florida markets, and a Georgia Public Service Commission (GPSC) consent agreement related to retail pricing, partially offset by higher retail price spreads.
Income from equity method investments decreased $2.7 million for the six months ended April 30, 2008 as compared with the same period in 2007 primarily due to the following:
•	$4.3 million decrease in earnings from SouthStar related to rising commodity prices and reduced opportunities from the management of storage and transportation assets, price lags and the GPSC consent agreement related to retail pricing, partially offset by higher retail price spreads and hedging gains.

•	$1.8 million increase in earnings from Hardy Storage primarily due to phase one service commencing in April 2007.
Non-operating income is comprised of non-regulated merchandising and service work, subsidiary operations, interest income and other miscellaneous income. Non-operating expense is comprised of charitable contributions and other miscellaneous expenses. In our second quarter of 2008, we contributed $.5 million to the Piedmont Natural Gas Foundation. Other changes were not significant.
Utility Interest Charges
Utility interest charges were comparable for the three months and six months ended April 30, 2008 as compared with the same periods in 2007.
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
We continually assess the nature of our business and explore alternatives in our core business to traditional utility regulation. Non-traditional ratemaking initiatives and market-based pricing of products and services provide additional opportunities and challenges for us. We also regularly evaluate opportunities for obtaining natural gas supplies from different production regions and supply sources to maximize our natural gas portfolio flexibility and reliability, including the diversification of our supply portfolio away from the Gulf Coast region. In January 2008, we began receiving 120,000 dekatherms per day of firm, long-term transportation service from Midwestern that provides access to Canadian and Rocky Mountain gas supplies via the Chicago hub, primarily to serve our Tennessee markets. In April 2007, we began receiving firm, long-term market-area storage service from Hardy Storage in West Virginia that provides 39,100 dekatherms per day of withdrawal service for the winter of 2007-2008. Hardy Storage withdrawal capabilities will increase over three phases. Phase 1 (2007-2008 heating season) began at 57% of capacity, phase 2 (2008-2009 heating season) began April 1, 2008 at 85% of capacity, and phase 3 (2009-2010 heating season) is planned at 100% of capacity. We have a 50% equity interest in this project which is more fully discussed in Note 6 to the condensed consolidated financial statements.
We have two reportable business segments, regulated utility and non-utility activities. For further information on business segments, see Note 5 to the condensed consolidated financial statements.
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
Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and to earn a fair rate of return for our shareholders. In North Carolina, a margin decoupling mechanism provides for the recovery of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism tracks our margin earned monthly and will result in semi-annual rate adjustments to refund any over-collection or recover any under-collection. We have WNA mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal weather on bills rendered during the months of November through March for residential and commercial customers. The WNA formula calculates the actual weather variance from normal, using 30 years of history, which results in an increase in revenues when weather is warmer than normal and a decrease in revenues when weather is colder than normal. The gas cost portion of our costs is recoverable through PGA procedures and is not affected by the margin decoupling mechanism or the WNA.
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
We invest in joint ventures to complement or supplement income from our regulated utility operations. If an opportunity aligns with our overall business strategies and allows us to leverage the strengths of our markets along with our core abilities, we analyze and evaluate the project with a major factor being a projected rate of return greater than the returns allowed in our utility operations, due to the higher risk of such projects. We participate in the governance of the ventures by having a management representative on the governing board of the ventures. We monitor actual performance against expectations. Decisions regarding exiting joint ventures are based on many factors, including performance results and continued alignment with our business strategies.
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
Net cash provided by operating activities was $271.6 million and $283.7 million for the six months ended April 30, 2008 and 2007, respectively. Net cash provided by operating activities reflects a $9.1 million increase in net income for 2008, compared with 2007, as well as changes in working capital as described below:
•	Trade accounts receivable and unbilled utility revenues increased $112.4 million in the current period primarily due to weather in the current period being 3% colder than the same prior period, and amounts billed to customers reflected higher gas costs in 2008 as compared with 2007. Volumes sold to residential and commercial customers increased .4 million dekatherms as compared with the same prior period primarily due to the colder weather and customer growth. Total throughput increased .4 million dekatherms as compared with the same prior period.

•	Net amounts due from customers decreased $30.2 million in the current period due to the recovery of deferred gas costs.

•	Gas in storage decreased $26.5 million in the current period primarily due to withdrawals from storage, partially offset by an increase in average gas costs in storage.

•	Prepaid gas costs decreased $46.5 million in the current period. Under some gas supply contracts, prepaid gas costs during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the winter heating season.

•	Trade accounts payable increased $49.3 million in the current period primarily due to gas purchases to meet customer demand during the winter months.
Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs and fixed and variable non-gas costs and to earn a fair return for our shareholders. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder-than-normal or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA in South Carolina and Tennessee generated charges to customers of $6.8 million and $5.8 million in the six months ended April 30, 2008 and 2007, respectively. In Tennessee, adjustments are made directly to the customers’ bills. In South Carolina, the adjustments are calculated at the individual customer level and recorded in a deferred account for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The CUT mechanism provided margin of $26.4 million and $22.9 million in the six months ended April 30, 2008 and 2007, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the CUT.
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
Cash Flows from Investing Activities. Net cash used in investing activities was $93.4 million and $59.4 million for the six months ended April 30, 2008 and 2007, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the six months ended April 30, 2008, were $84.5 million as compared to $60.6 million in the similar prior period. The increase was primarily due to system infrastructure investments.
During the six months ended April 30, 2008, restrictions on cash totaling $2.2 million were removed with NCUC approval in October 2007 to liquidate all certificates of deposit and similar investments that held any supplier refunds due to customers and transfer these funds upon maturity to the North Carolina all customers deferred account.
During the six months ended April 30, 2008, we contributed $10.8 million to Hardy Storage, a joint venture investee of one of our non-utility subsidiaries, as part of our equity contribution for construction of a FERC regulated interstate storage facility.
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
As part of our plan to provide safe, reliable gas distribution service to our growing customer base and manage our seasonal demand growth, we intend to design, construct, own and operate an LNG peak storage facility as a regulated utility project in Robeson County, North Carolina with the capacity to store approximately 1.25 billion cubic feet of natural gas for use during times of peak demand. The LNG facility is planned to be in service for the 2012-2013 winter heating season. Preliminary estimates place the cost of the facility in the $300 to $350 million range, with approximately $6 million to be incurred in fiscal year 2008.
Cash Flows from Financing Activities. Net cash used in financing activities was $176.2 million and $222.8 million for the six months ended April 30, 2008 and 2007, respectively. Funds are primarily provided from bank borrowings and the issuance of common stock through dividend reinvestment and employee stock plans, net of purchases under the common stock repurchase program. We may sell common stock and long-

term debt when market and other conditions favor such long-term financing. Funds are primarily used to pay down outstanding short-term borrowings, to repurchase common stock under the common stock repurchase program, and to pay quarterly dividends on our common stock. As of April 30, 2008, our current assets were $438.6 million and our current liabilities were $369 million, primarily due to seasonal requirements as discussed above.
As of April 30, 2008, we had committed lines of credit under our senior credit facility of $450 million with the ability to expand up to $600 million, for which we pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. Outstanding short-term borrowings decreased from $195.5 million as of October 31, 2007 to $78.5 million as of April 30, 2008, primarily due to the collections of amounts that have been billed to customers during the winter months, partially offset by the purchase of shares under the accelerated share repurchase (ASR) program, payments in January 2008 for interest on long-term debt and property taxes and payments to suppliers for the winter heating season. During the six months ended April 30, 2008, short-term borrowings ranged from $9 million to $353 million, and when borrowing, interest rates ranged from 2.79% to 5.51% (weighted average of 4.28%).
As of April 30, 2008, under our credit facility, we had available letters of credit of $5 million of which $1.9 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general liability policies. As of April 30, 2008, unused lines of credit available under our senior credit facility, including the issuance of the letters of credit, totaled $369.6 million.
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
During the six months ended April 30, 2008, we issued $7.6 million of common stock through dividend reinvestment and stock purchase plans. On November 2, 2007, through an ASR agreement, we repurchased and retired 1 million shares of common stock for $24.8 million. On January 15, 2008, we settled the transaction and paid an additional $1.3 million. Under the Common Stock Open Market Purchase Program, as described in Part II, Item 2 of this Form 10-Q, we paid $29.2 million during the six months ended April 30, 2008 for 1.1 million shares of common stock that are available for reissuance to these plans.
Through the ASR program, we may repurchase and subsequently retire up to approximately four million shares of common stock by no later than December 31, 2010. Through the ASR, we have repurchased 3,850,000 shares as follows: one million shares repurchased in April 2006, one million shares repurchased in November 2006, 850,000 shares repurchased in March 2007 and one million shares repurchased on November 2, 2007. These shares are in addition to shares that are repurchased on a normal basis through the open market program.
We have paid quarterly dividends on our common stock since 1956. The amount of cash dividends that may be paid is restricted by provisions contained in certain note agreements under which long-term debt was issued. As of April 30, 2008, our retained earnings were not restricted. On June 6, 2008, the Board of Directors declared a quarterly dividend on common stock of $.26 per share, payable July 15, 2008 to shareholders of record at the close of business on June 25, 2008.
Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity.

Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. As of April 30, 2008, our capitalization consisted of 46% in long-term debt and 54% in common equity.
The components of our total debt outstanding to our total capitalization as of April 30, 2008 and 2007, and October 31, 2007, are summarized in the table below.

	April 30		October 31		April 30
In thousands	2008	Percentage	2007	Percentage	2007	Percentage
Short-term debt	$78,500	4%	$195,500	10%	$29,500	2%
Long-term debt	824,713	45%	824,887	44%	825,000	46%

Total debt	903,213	49%	1,020,387	54%	854,500	48%
Common stockholders’ equity	951,130	51%	878,374	46%	924,364	52%

Total capitalization (including short-term debt)	$1,854,343	100%	$1,898,761	100%	$1,778,864	100%

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
As of April 30, 2008, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services and “A3” by Moody’s Investors. Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.
We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all our debt agreements. As of April 30, 2008, we are in compliance with all default provisions.
Estimated Future Contractual Obligations
During the three months ended April 30, 2008, there were no material changes, including those under FIN 48, to our estimated future contractual obligations that were disclosed in our Form 10-K for the year ended October 31, 2007, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases that were discussed in Note 7 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2007.
Piedmont Energy Partners, Inc., a wholly owned subsidiary of Piedmont, has entered into a guaranty in the normal course of business. The guaranty involves some levels of performance and credit risk that are not included on our consolidated balance sheets. We have recorded $1.2 million and $1.3 million as of April 30, 2008 and October 31, 2007, respectively. The possibility of having to perform on the guaranty is largely dependent upon the future operations of Hardy Storage, third parties or the occurrence of certain future events. For further information on this guaranty, see Note 6 to the condensed consolidated financial statements.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (Statement 157). Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) the measurement of assets or liabilities at fair value, but does not expand the use of fair value measurement to any new circumstances. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. Statement 157 clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. Statement 157 establishes a fair value hierarchy for valuation inputs that prioritizes the information used to develop those assumptions into three levels as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access as of the reporting date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, through corroboration with observable data.

•	Level 3 inputs are unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.
Under Statement 157, we anticipate fair value measurements would be disclosed by level for long-lived assets, gas purchase options, long-term debt and the guaranty associated with Hardy Storage.
In November 2007, the FASB delayed the implementation of Statement 157 for one year only for other nonfinancial assets and liabilities. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Accordingly, we will adopt Statement 157 for our fiscal year beginning November 1, 2008 with the exception of the application of the provision related to nonfinancial assets and liabilities. We believe the adoption of Statement 157 will not have a material impact on our financial position, results of operations or cash flows.
In April 2007, the FASB issued FSP FIN 39-1 to amend paragraph 3 of FIN 39, “Offsetting of Amounts Related to Certain Contracts”, to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). The FSP amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. This FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. Accordingly, we are evaluating the impacts of the right to offset fair value amounts pursuant to amended paragraph 10 of FIN 39 for our fiscal year beginning November 1, 2008.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (Statement 141(R)). Statement 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value. Statement 141(R) changes the accounting for business combinations in various areas, including contingency consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, changes in the acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. We will apply the provisions of Statement 141(R) to any acquisitions we may complete after November 1, 2009.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (Statement 159). Statement 159 provides companies with an option to report selected financial assets and liabilities at fair value. Its objective is to reduce the complexity in accounting for financial instruments and to mitigate the volatility in earnings caused by measuring related assets and liabilities differently. Although Statement 159 does not eliminate disclosure requirements included in other accounting standards, it does establish additional presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has elected also to apply Statement 157 early. Accordingly, we will adopt Statement 159 for our fiscal year beginning November 1, 2008. We have evaluated Statement 159, and we do not intend to elect the option to measure any applicable financial assets or liabilities at fair value pursuant to the provisions of Statement 159.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (Statement 161). Statement 161 amends Statement 133, by requiring expanded qualitative, quantitative and credit-risk disclosures about derivative instruments and hedging activities, but does not change the scope or accounting under Statement 133 and its related interpretations. Statement 161 requires specific disclosures regarding how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Statement 161 also amended SFAS 107, “Disclosures about Fair Value of Financial Instruments” (Statement 107), to clarify that derivative instruments are subject to Statement 107’s concentration-of-credit-risk disclosures. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15,

2008, with early adoption permitted. Since Statement 161 only requires additional disclosures concerning derivatives and hedging activities, this standard is not expected to have a material impact on our financial position, results of operations, or cash flows. We will adopt Statement 161 on February 1, 2009.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (Statement 162). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB. Statement 162 will be effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect this Statement to have any impact on our financial position, results of operations or cash flows. We will adopt Statement 162 when it becomes effective.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We hold all financial instruments discussed in this item for purposes other than trading. We are potentially exposed to market risk due to changes in interest rates and the cost of gas. Our exposure to interest rate changes relates primarily to short-term debt. We are exposed to interest rate changes to long-term debt when we are in the market to issue long-term debt. As of April 30, 2008, all of our long-term debt was issued at fixed rates. Exposure to gas cost variations relates to the wholesale supply, demand and price of natural gas.
Interest Rate Risk
We have short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements varies from period to period depending upon many factors, including our investments in capital projects. Future short-term interest expense and payments will be impacted by both short-term interest rates and borrowing levels.
As of April 30, 2008, we had $78.5 million of short-term debt outstanding under our credit facility at a weighted average interest rate of 4.74%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $.3 million during the three months ended April 30, 2008 and $1.5 million during the six months ended April 30, 2008.
As of April 30, 2008, all of our long-term debt was at fixed interest rates and, therefore, not subject to interest rate risk.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We have only routine litigation in the normal course of business.
Item 1A. Risk Factors
During the six months ended April 30, 2008, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  c) Issuer Purchases of Equity Securities.
     The following table provides information with respect to purchases of common stock under the Common Stock Open Market Purchase Program during the three months ended April 30, 2008.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares That May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	Under the Program
Beginning of the period				3,612,074
02/01/08 - 02/29/08	—	$—	—	3,612,074
03/01/08 - 03/31/08	12,000	$25.89	12,000	3,600,074
04/01/08 - 04/30/08	102,000	$26.67	102,000	3,498,074

Total	114,000	$26.59	114,000
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
The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of April 30, 2008, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Shareholders on March 6, 2008, to elect five directors and to ratify the selection of our independent registered public accounting firm. The record date for determining the shareholders entitled to receive notice of and to vote at the meeting was January 7, 2008. We solicited proxies for the meeting according to section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management’s solicitations.
Shareholders elected all of the nominees for director as listed in the proxy statement by the following votes:

	Shares	Shares	Shares
	Voted	Voted	NOT
	FOR	WITHHELD	VOTED
For terms expiring in 2010:
Frankie T. Jones, Sr.	63,276,576	911,127	9,089,542
For terms expiring in 2011:
Malcolm E. Everett III	63,318,246	869,457	9,089,542
Frank G. Holding, Jr.	63,329,676	858,027	9,089,542
Minor W. Shaw	63,330,872	856,831	9,089,542
Muriel W. Sheubrooks	63,046,864	1,140,839	9,089,542
The current terms of continuing directors E. James Burton, John W. Harris, Aubrey B. Harwell, Jr. and David E. Shi will expire at our annual meeting in 2009. The current terms of continuing directors Jerry W. Amos, Vicki McElreath and Thomas E. Skains will expire at our annual meeting in 2010. Mr. D. Hayes Clement, who has been a director since 2000, retired at the 2008 Annual Meeting under our normal board mandatory retirement age policy.
Shareholders ratified the selection by the Board of Directors of the firm of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2008, by the following vote:

Shares	Shares	Shares	Broker	Shares
Voted	Voted	Voted	Non-	NOT
FOR	AGAINST	ABSTAINING	Votes	VOTED
63,340,544	556,600	290,559	—	9,089,542
Item 6. Exhibits
10.1	Executive Long Term Incentive Plan, dated February 27, 2004 (Corrected).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc.

(Registrant)

Date June 9, 2008	/s/ David J. Dzuricky

David J. Dzuricky Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date June 9, 2008	/s/ Jose M. Simon

Jose M. Simon Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended April 30, 2008
Exhibits

10.1	Executive Long Term Incentive Plan, dated February 27, 2004 (Corrected).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer