Form 10-Q
period 2008-07-31
PIEDMONT NATURAL GAS CO INC
filed 2008-09-08
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2008

Common Stock, no par value	73,278,668

Part I. Financial Information
Item 1. Financial Statements
Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	July 31,	October 31,
	2008	2007
ASSETS
Utility Plant, at original cost	$3,032,451	$2,894,514
Less accumulated depreciation	801,320	752,977

Utility plant, net	2,231,131	2,141,537

Other Physical Property, at cost (net of accumulated depreciation of $2,313 in 2008 and $2,197 in 2007)	903	1,007

Current Assets:
Cash and cash equivalents	4,853	7,515
Restricted cash	—	2,211
Trade accounts receivable (less allowance for doubtful accounts of $2,360 in 2008 and $544 in 2007)	126,586	97,625
Income taxes receivable	—	15,699
Other receivables	546	649
Unbilled utility revenues	2,948	24,121
Gas in storage	170,168	131,439
Gas purchase options, at fair value	3,221	13,725
Amounts due from customers	73,387	76,035
Prepayments	48,375	61,007
Other	4,666	5,318

Total current assets	434,750	435,344

Investments, Deferred Charges and Other Assets:
Equity method investments in non-utility activities	103,012	95,193
Goodwill	48,852	48,852
Overfunded postretirement asset	45,646	36,256
Unamortized debt expense	10,093	10,565
Regulatory cost of removal asset	12,873	11,939
Other	39,231	39,625

Total investments, deferred charges and other assets	259,707	242,430

Total	$2,926,491	$2,820,318

See notes to condensed consolidated financial statements.

	July 31,	October 31,
(In thousands)	2008	2007
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value - 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000; shares outstanding: 73,326 in 2008 and 74,208 in 2007	474,060	497,570
Paid-in capital	671	402
Retained earnings	446,477	379,682
Accumulated other comprehensive income	621	720

Total stockholders’ equity	921,829	878,374
Long-term debt	824,533	824,887

Total capitalization	1,746,362	1,703,261

Current Liabilities:
Notes payable	169,500	195,500
Trade accounts payable	151,766	97,156
Other accounts payable	23,558	46,411
Income taxes accrued	5,013	1,224
Accrued interest	11,662	21,811
Customers’ deposits	22,744	22,930
Deferred income taxes	25,841	16,422
General taxes accrued	13,455	18,980
Amounts due to customers	7,048	162
Other	4,948	3,915

Total current liabilities	435,535	424,511

Deferred Credits and Other Liabilities:
Deferred income taxes	303,409	267,479
Unamortized federal investment tax credits	2,708	2,983
Regulatory liability for postretirement benefits	12,456	13,876
Accumulated provision for postretirement benefits	18,038	17,469
Cost of removal obligations	371,399	351,738
Other	36,584	39,001

Total deferred credits and other liabilities	744,594	692,546

Commitments and Contingencies (Note 10)

Total	$2,926,491	$2,820,318

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2008	2007	2008	2007

Operating Revenues	$354,709	$224,442	$1,777,357	$1,433,262
Cost of Gas	277,689	149,284	1,312,031	989,892

Margin	77,020	75,158	465,326	443,370

Operating Expenses:
Operations and maintenance	49,738	52,849	155,598	159,938
Depreciation	23,581	22,432	69,179	66,038
General taxes	7,928	7,643	25,080	25,260
Income taxes	(6,846)	(8,787)	69,092	58,795

Total operating expenses	74,401	74,137	318,949	310,031

Operating Income	2,619	1,021	146,377	133,339

Other Income (Expense):
Income from equity method investments	4,278	5,849	30,730	34,989
Non-operating income	(87)	253	541	437
Non-operating expense	(251)	(181)	(1,317)	(559)
Income taxes	(1,410)	(2,151)	(11,638)	(13,481)

Total other income (expense)	2,530	3,770	18,316	21,386

Utility Interest Charges	12,827	13,931	41,479	42,029

Net Income (Loss)	$(7,678)	$(9,140)	$123,214	$112,696

Average Shares of Common Stock:
Basic	73,368	73,938	73,355	74,304
Diluted	73,368	73,938	73,628	74,576

Earnings (Loss) Per Share of Common Stock:
Basic	$(0.10)	$(0.12)	$1.68	$1.52
Diluted	$(0.10)	$(0.12)	$1.67	$1.51

Cash Dividends Per Share of Common Stock	$0.26	$0.25	$0.77	$0.74
See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	July 31
	2008	2007
Cash Flows from Operating Activities:
Net income	$123,214	$112,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,504	69,563
Amortization of investment tax credits	(275)	(342)
Allowance for doubtful accounts	1,816	581
Gain on sale of land	(201)	—
Earnings from equity method investments	(30,730)	(34,989)
Distributions of earnings from equity method investments	33,041	26,195
Deferred income taxes	45,413	29,443
Stock-based compensation expense	252	252
Change in assets and liabilities	9,091	11,341

Net cash provided by operating activities	254,125	214,740

Cash Flows from Investing Activities:
Utility construction expenditures	(140,952)	(92,732)
Allowance for funds used during construction	(3,473)	(3,094)
Contributions to equity method investments	(10,790)	—
Distributions of capital from equity method investments	121	330
Proceeds from sale of land and buildings	2,043	—
(Increase) decrease in restricted cash	2,196	(743)
Other	1,593	3,877

Net cash used in investing activities	(149,262)	(92,362)

Cash Flows from Financing Activities:
Decrease in notes payable	(26,000)	(22,500)
Expenses related to issuance of long-term debt	—	(5)
Retirement of long-term debt	(354)	—
Expenses related to expansion of the short-term facility	(106)	—
Issuance of common stock through dividend reinvestment and employee stock plans	11,637	11,793
Repurchases of common stock	(36,228)	(54,240)
Dividends paid	(56,474)	(55,041)

Net cash used in financing activities	(107,525)	(119,993)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,662)	2,385
Cash and Cash Equivalents at Beginning of Period	7,515	8,886

Cash and Cash Equivalents at End of Period	$4,853	$11,271

Noncash Investing and Financing Activities:
Accrued construction expenditures	$908	$1,749
Guaranty	101	463
See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months		Nine Months
	Ended July 31		Ended July 31
	2008	2007	2008	2007

Net Income (Loss)	$(7,678)	$(9,140)	$123,214	$112,696

Other Comprehensive Income:
Unrealized gain from hedging activities of equity method investments, net of tax of $524 and $129 for the three months ended July 31, 2008 and 2007, respectively, and $994 and $212 for the nine months ended July 31, 2008 and 2007, respectively	814	199	1,552	329
Reclassification adjustment from hedging activities of equity method investments included in net income, net of tax of ($263) and $42 for the three months ended July 31, 2008 and 2007, respectively, and ($1,059) and ($1,037) for the nine months ended July 31, 2008 and 2007, respectively	(411)	65	(1,652)	(1,617)

Total Comprehensive Income (Loss)	$(7,275)	$(8,876)	$123,114	$111,408

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Unaudited Interim Financial Information
The condensed consolidated financial statements have not been audited. We have prepared the unaudited consolidated financial statements under the rules of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report under these SEC rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the year ended October 31, 2007.
     Seasonality and Use of Estimates
In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at July 31, 2008 and October 31, 2007, the results of operations for the three months and nine months ended July 31, 2008 and 2007, and cash flows for the nine months ended July 31, 2008 and 2007. Our business is seasonal in nature. The results of operations for the three months and nine months ended July 31, 2008 do not necessarily reflect the results to be expected for the full year.
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
     Significant Accounting Policies
Our accounting policies are described in Note 1 to our Annual Report on Form 10-K for the year ended October 31, 2007. There were no significant changes to those accounting policies during the nine months ended July 31, 2008 with the exception of changes related to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (Statement 109), and Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP 48-1).
In June 2006, the FASB issued FIN 48 to clarify the accounting for uncertain tax positions in accordance with Statement 109, and in May 2007 issued FSP 48-1. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, FIN 48 provides guidance on derecognition, classification, interim period accounting, disclosure and transition requirements in accounting for uncertain tax positions. FSP 48-1 clarifies when a tax position is considered effectively settled under FIN 48. We adopted the provisions of FIN 48 on November 1, 2007. As a result of the implementation of FIN 48, there was no material impact on the consolidated financial statements and no adjustment to retained earnings. The amount of unrecognized tax benefits at November 1, 2007 was $.5 million, of which $.3 million would impact our effective income tax rate if recognized. We recorded $.1 million of interest related to unrecognized tax benefits. There are no material changes to the Company’s unrecognized tax benefits during the nine months ended July 31, 2008.
We recognize accrued interest and penalties related to unrecognized tax benefits in operating expenses in the condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.
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
     Rate-Regulated Basis of Accounting
We follow SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement 71). Statement 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Statement 71, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to utility customers in future periods. The amounts recorded as regulatory assets in the condensed consolidated balance sheets as of July 31, 2008 and October 31, 2007, were $132.2 million and $134 million, respectively. The amounts recorded as regulatory liabilities in the condensed consolidated balance sheets as of July 31, 2008 and October 31, 2007, were $397.7 million and $374 million, respectively.
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
Under Statement 157, we anticipate fair value measurements would be disclosed by level for gas purchase options.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (Statement 162). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP for nongovernmental entities. Statement 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB. Statement 162 will be effective sixty days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect this statement to have any impact on our financial position, results of operations or cash flows. We will adopt Statement 162 when it becomes effective.
2. Regulatory Matters
In North Carolina and South Carolina, our recovery of gas costs is subject to annual gas cost review proceedings to determine the prudence of our gas purchases. We have been found prudent in all such past proceedings.
On August 1, 2008, we filed testimony in North Carolina in support of our gas cost purchasing practices for the period ending May 31, 2008. We anticipate the hearing on our application in the fourth calendar quarter of 2008. We are unable to determine the outcome of this proceeding at this time.
On August 20, 2008, the Public Service Commission of South Carolina (PSCSC) approved our purchased gas adjustments and found our gas purchasing policies to be prudent for the period covering the twelve months ended March 31, 2008.
On June 15, 2008, we filed with the PSCSC a cost and revenue study as permitted by the Natural Gas Rate Stabilization Act requesting a change in rates from those approved by the PSCSC in an order dated October 12, 2007. On September 2, 2008, we, the Office of Regulatory Staff and the South Carolina Energy Users Committee filed a settlement agreement with the PSCSC addressing our proposed rate changes. The settlement, if approved, will result in a $1.5 million annual decrease in margin based on a return on equity of 11.2%, effective November 1, 2008. The settlement is pending approval by the PSCSC. We are unable to determine the outcome of this proceeding at this time.
On March 31, 2008, we filed a general rate application with the North Carolina Utilities Commission (NCUC) requesting an increase in rates and charges for all customers to produce overall increased annual revenues of $40.5 million, or 4% above the current annual revenues. On August 25, 2008, we and the Public Staff filed a settlement stipulation with the NCUC in which both parties agreed to an annual revenue increase of $15.7 million. All intervening parties are in agreement with the stipulation with the exception of the Attorney General’s office. In addition to the revenue increase, the stipulation also includes cost allocation and rate design changes under our existing rate schedules, permanent extension of the margin decoupling mechanism approved by the NCUC on an experimental basis in our last general rate proceeding in 2005, approval to implement energy conservation and efficiency programs of $1.3 million annually with appropriate cost recovery mechanisms, and changes to the existing service regulations and tariffs. These new settlement rates would become effective November 1, 2008, if approved by the NCUC. A hearing before the NCUC has been set for September 9, 2008. We cannot predict the outcome of the proceeding at this time.
We have filed an annual report for the twelve months ended December 31, 2006 with the Tennessee Regulatory Authority (TRA) that reflects the transactions in the deferred gas cost account for the Actual Gas Cost Adjustment mechanism. On June 10, 2008, the TRA staff filed its final audit report, with which we concurred. On August 7, 2008, the TRA issued an order adopting all findings from the staff audit. The order includes cost of gas adjustments for the calendar year 2006 review period. We do not expect a material margin impact from these gas cost adjustments.
3. Earnings per Share
We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the three months and nine months ended July 31, 2008 and 2007 is presented below.

	Three Months		Nine Months
In thousands except per share amounts	2008	2007	2008	2007

Net Income (Loss)	$(7,678)	$(9,140)	$123,214	$112,696

Average shares of common stock outstanding for basic earnings per share	73,368	73,938	73,355	74,304
Contingently issuable shares under:
Executive Long-Term Incentive Plan (LTIP) and Incentive Compensation Plan (ICP) *	—	—	273	272

Average shares of dilutive stock	73,368	73,938	73,628	74,576

Earnings (Loss) Per Share of Common Stock:
Basic	($0.10)	($0.12)	$1.68	$1.52
Diluted	($0.10)	($0.12)	$1.67	$1.51
* For the three months ended July 31, 2008 and 2007, the inclusion of 268 and 252 contingently issuable shares, respectively, would have been antidilutive.
4. Employee Benefit Plans
Effective January 1, 2008, we amended our noncontributory defined benefit pension plan, other postretirement employee benefits (OPEB) plan and our defined contribution plans. These amendments apply to nonunion employees and employees covered by the Carolinas bargaining unit contract. Effective January 1, 2009, all of these amendments will apply to employees covered by the Nashville, Tennessee bargaining unit contract.

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
Components of the net periodic benefit cost for our defined-benefit pension plans and our OPEB plan for the three months ended July 31, 2008 and 2007 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2008	2007	2008	2007	2008	2007

Service cost	$1,400	$2,575	$7	$15	$304	$330
Interest cost	2,886	2,987	69	69	489	471
Expected return on plan assets	(4,382)	(3,931)	—	—	(355)	(318)
Amortization of transition obligation	—	—	—	—	162	167
Amortization of prior service (credit) cost	(464)	136	—	—	—	—
Amortization of actuarial loss	—	237	—	—	—	—

Total	$(560)	$2,004	$76	$84	$600	$650

Components of the net periodic benefit cost for our defined-benefit pension plans and our OPEB plan for the nine months ended July 31, 2008 and 2007 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2008	2007	2008	2007	2008	2007

Service cost	$5,726	$8,452	$20	$45	$938	$991
Interest cost	8,556	9,560	208	207	1,508	1,412
Expected return on plan assets	(12,671)	(12,669)	—	—	(1,096)	(953)
Amortization of transition obligation	—	—	—	—	500	500
Amortization of prior service (credit) cost	(1,420)	433	—	—	—	—
Amortization of actuarial loss	—	728	—	—	—	—

Total	$191	$6,504	$228	$252	$1,850	$1,950

We contributed $11 million to the qualified pension plan in June 2008, and anticipate that we will contribute $.6 million to the nonqualified pension plans and $2.7 million to the OPEB plan in 2008.
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
Operations of the regulated utility segment are reflected in operating income in the condensed consolidated statements of operations. Operations of the non-utility activities segment are included in the condensed consolidated statements of operations in “Income from equity method investments” and “Non-operating income.”

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
Operations by segment for the three months and nine months ended July 31, 2008 and 2007 are presented below.

	Regulated		Non-utility
	Utility		Activities		Total
In thousands	2008	2007	2008	2007	2008	2007

Three Months
Revenues from external customers	$354,709	$224,442	$—	$—	$354,709	$224,442
Margin	77,020	75,158	—	—	77,020	75,158
Operations and maintenance expenses	49,738	52,849	60	59	49,798	52,908
Income from equity method investments	—	—	4,278	5,849	4,278	5,849
Operating loss before income taxes	(4,227)	(7,766)	(34)	(129)	(4,261)	(7,895)
Income (loss) before income taxes	(17,250)	(21,407)	4,136	5,631	(13,114)	(15,776)

Nine Months
Revenues from external customers	$1,777,357	$1,433,262	$—	$—	$1,777,357	$1,433,262
Margin	465,326	443,370	—	—	465,326	443,370
Operations and maintenance expenses	155,598	159,938	128	230	155,726	160,168
Income from equity method investments	—	—	30,730	34,989	30,730	34,989
Operating income (loss) before income taxes	215,469	192,134	(237)	(415)	215,232	191,719
Income before income taxes	173,784	150,661	30,160	34,311	203,944	184,972
Reconciliations to the condensed consolidated statements of operations for the three months and nine months ended July 31, 2008 and 2007 are presented below.

	Three Months		Nine Months
In thousands	2008	2007	2008	2007

Operating Income:
Segment operating income (loss)	$(4,261)	$(7,895)	$215,232	$191,719
Utility income taxes	6,846	8,787	(69,092)	(58,795)
Non-utility activities	34	129	237	415

Operating income	$2,619	$1,021	$146,377	$133,339

Net Income (Loss):
Income (loss) before income taxes for reportable segments	$(13,114)	$(15,776)	$203,944	$184,972
Income taxes	5,436	6,636	(80,730)	(72,276)

Net income (loss)	$(7,678)	$(9,140)	$123,214	$112,696

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
We own 21.49% of the membership interests in Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. These transportation costs for the three months and nine months ended July 31, 2008 and 2007 are presented below.

	Three Months		Nine Months
In thousands	2008	2007	2008	2007
Transportation Costs	$1,035	$1,181	$3,081	$3,465
As of July 31, 2008 and October 31, 2007, we owed Cardinal $.3 million.
We own 40% of the membership interests in Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. Pine Needle owns an interstate liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC). We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. These gas storage costs for the three and nine months ended July 31, 2008 and 2007 are presented below.

	Three Months		Nine Months
In thousands	2008	2007	2008	2007
Gas Storage Costs	$3,022	$2,764	$8,493	$8,962
As of July 31, 2008 and October 31, 2007, we owed Pine Needle $1 million and $.9 million, respectively.
We own 30% of the membership interests in SouthStar Energy Services LLC, a Delaware limited liability company. Under the terms of the Amended and Restated Limited Liability Company Agreement (Restated Agreement), earnings and losses are allocated 25% to us and 75% to the other member, Georgia Natural Gas Company (GNGC), a subsidiary of AGL Resources, Inc., with the exception of earnings and losses in the Ohio and Florida markets, which are allocated to us at our ownership percentage of 30%. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States, with most of its business being conducted in the unregulated retail gas market in Georgia. We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record in operating revenues the amounts billed to SouthStar. Our operating revenues from these sales for the three months and nine months ended July 31, 2008 and 2007 are presented below.

	Three Months		Nine Months
In thousands	2008	2007	2008	2007
Operating Revenues	$4,826	$2,849	$11,055	$6,432
As of July 31, 2008 and October 31, 2007, SouthStar owed us $1.7 million.
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
Piedmont Hardy Storage Company, LLC (Piedmont Hardy), a wholly owned subsidiary of Piedmont, owns 50% of the membership interests in Hardy Storage Company LLC (Hardy Storage), a West Virginia limited liability company. The other owner is a subsidiary of Columbia Gas Transmission Corporation, a subsidiary of NiSource Inc. Hardy Storage owns and operates an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia, that is regulated by the FERC. Phase one service to customers began April 1, 2007 when customers began injecting gas into storage for subsequent winter withdrawals, and Phase II service levels began on April 1, 2008. Hardy Storage is now in the final stages of project construction.
On June 29, 2006, Hardy Storage signed a note purchase agreement for interim notes and a revolving equity bridge facility for up to a total of $173.1 million for funding during the construction period. As of July 31, 2008, $123.4 million remains outstanding on the interim notes.
For the nine months ended July 31, 2008, we made equity contributions of $10.8 million to fund additional construction expenditures, with our equity contributions as of that date totaling $23.7 million. Upon completion of project construction, including any contingency wells if needed, the members intend to target a capitalization structure of 70% debt and 30% equity. After the satisfaction of certain conditions in the note purchase agreement, amounts outstanding under the interim notes will convert to a fifteen-year mortgage-style debt instrument without recourse to the members. We expect the conversion to occur May 2010. To the extent that more funding is needed, the members will evaluate funding options at that time.
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
As of July 31, 2008, with $123.4 million outstanding under the construction financing, we have recorded a guaranty liability of $1.2 million.

We have related party transactions as a customer of Hardy Storage and record in cost of gas the Hardy storage costs charged to us. These gas storage costs for the three and nine months ended July 31, 2008 and 2007 are presented below.

	Three Months		Nine Months
In thousands	2008	2007	2008	2007

Gas Storage Costs	$2,326	$2,520	$6,898	$3,318
As of July 31, 2008 and October 31, 2007, we owed $.8 million for Hardy Storage services.
7. Financial Instruments
We have a syndicated five-year revolving credit facility with aggregate commitments totaling $450 million that may be increased up to $600 million, and that includes annual renewal options and letters of credit. We pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. The facility provides a line of credit for letters of credit of $5 million, of which $1.9 million and $1.5 million were issued and outstanding at July 31, 2008 and October 31, 2007, respectively. These letters of credit are used to guarantee claims from self-insurance under our general liability policies. The credit facility bears interest based on the 30-day LIBOR rate plus from .15% to .35%, based on our credit ratings.
As of July 31, 2008 and October 31, 2007, outstanding short-term borrowings under the credit facility as included in “Notes payable” in the condensed consolidated balance sheets were $169.5 million and $195.5 million, respectively. During the three months ended July 31, 2008, short-term borrowings ranged from $29.5 million to $219 million, and interest rates ranged from 2.63% to 2.98% (weighted average of 2.73%). During the nine months ended July 31, 2008, short-term borrowings ranged from $9 million to $353 million, and interest rates ranged from 2.63% to 5.51% (weighted average of 3.97%). Our credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 52% at July 31, 2008.
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
Through July 31, 2008, we purchased and sold financial options for natural gas for our Tennessee gas supply portfolio. As of July 31, 2008, we had forward positions for November 2008 through March 2009. The cost of these options and all other costs related to hedging activities up to 1% of total annual gas costs are approved for recovery under the terms and conditions of our Tennessee Incentive Plan (TIP) approved by the TRA.
Through July 31, 2008, we purchased and sold financial options for natural gas for our South Carolina gas supply portfolio. As of July 31, 2008, we had forward positions for September 2008 through June 2010. The costs of these options are pre-approved by the PSCSC for recovery from customers subject to the terms and conditions of our gas cost hedging plan approved by the PSCSC.

Through July 31, 2008, we purchased and sold financial options for natural gas for our North Carolina gas supply portfolio. As of July 31, 2008, we had forward positions for September 2008 through June 2010. Costs associated with our North Carolina hedging program are not pre-approved by the NCUC but are treated as gas costs subject to annual gas cost review proceedings by the NCUC.
Current period changes in the assets and liabilities from these risk management activities are recorded as a component of gas costs in amounts due to customers or amounts due from customers in accordance with Statement 71. We mark the derivative instruments to market with a corresponding entry to “Amounts due to customers” or “Amounts due from customers.” Accordingly, there is no earnings impact of the hedging programs on the regulated utility segment as a result of the use of these financial derivatives. As of July 31, 2008 and October 31, 2007, the total fair value of gas purchase options included in the consolidated balance sheets was $3.2 million and $13.7 million, respectively.
8. Termination Benefits
During 2007, we began implementing additional organizational changes under our business process improvement program to streamline business processes, capture operational and organizational efficiencies and improve customer service. As a part of this effort, we began initiating changes in our customer payment and collection processes, including no longer accepting customer payments in our business offices and streamlining our district operations. We also further consolidated our call centers. Collections of delinquent accounts will be consolidated in our central business office. These initiatives continue to be phased in during 2008.
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
We accrued $3.6 million during the year ended October 31, 2007 and paid $2.2 million for the year ended October 31, 2007. For the nine months ended July 31, 2008, we adjusted the accrual downward by $.2 million and paid $.7 million. The liability as of July 31, 2008 and October 31, 2007 was $.5 million and $1.4 million, respectively.
9. Share-Based Payments
Under the LTIP and the ICP, approved by the Company’s shareholders on March 3, 2006, the Board of Directors has awarded units to eligible officers and other participants. Depending upon the level of performance achieved by Piedmont during multi-year performance periods, distribution of those awards may be made in the form of shares of common stock and cash withheld for payment of applicable taxes on the compensation. The LTIP and ICP require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months and nine months ended July 31, 2008, we recorded compensation expense for the LTIP and ICP of $1.2 million and $3.5 million, respectively. For the three months and nine months ended July 31, 2007, we recorded compensation expense for the LTIP and ICP of $9,300 and $2.1 million, respectively. Shares of common stock to be issued under the LTIP and ICP are contingently issuable shares and are included in our calculation of fully diluted earnings per share.
As of July 31, 2008 and October 31, 2007, we have accrued $7.6 million and $6.2 million for these awards. The accrual is based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
Under our ICP, 65,000 restricted shares of our common stock with a value at the date of grant of $1.7 million were granted to our President and Chief Executive Officer on September 1, 2006. During the vesting period, any dividends paid on these shares will be accrued and converted into additional shares at the closing price on the date of the dividend payment. The restricted shares and any additional shares accrued through dividends will vest over a five-year period only if he is an employee on each vesting date. We recorded compensation expense under this grant of $84,100 for the three months ended July 31, 2008 and 2007, and $252,400 for the nine months ended July 31, 2008 and 2007. We are recording compensation under the ICP on the straight-line method.
10. Commitments and Contingent Liabilities
     Long-term contracts
We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. The time periods for pipeline and storage capacity contracts range from one to sixteen years. The time periods for gas supply contracts range from one to three years. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service range from one to three years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles and contractors.
Certain storage and pipeline capacity contracts require the payment of demand charges that are based on rates approved by the FERC in order to maintain our right to access the natural gas storage or the pipeline capacity on a firm basis during the contract term. The demand charges that are incurred in each period are recognized in the condensed consolidated statements of operations as part of gas purchases and included in cost of gas.
     Leases
We lease certain buildings, land and equipment for use in our operations under noncancelable operating leases.
     Legal
We have only routine immaterial litigation in the normal course of business.
     Letters of Credit
We use letters of credit to guarantee claims from self-insurance under our general liability policies. We had $1.9 million in letters of credit that were issued and outstanding at July 31, 2008. Additional information concerning letters of credit is included in Note 7.

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
The regulated utility segment is the largest segment of our business with approximately 96% of our consolidated assets. This segment is regulated by three state regulatory commissions that approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and to earn a fair rate of return for our shareholders. Factors critical to the success of the regulated utility include a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in rates charged to customers. For the nine months ended July 31, 2008, 85% of our earnings before taxes came from our regulated utility segment.
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
As part of our plan to provide safe, reliable gas distribution service to our growing customer base and manage our seasonal demand, we intend to design, construct, own and operate a LNG peak storage facility in Robeson County, North Carolina with the capacity to store approximately 1.25 billion cubic feet of natural gas for use during times of peak demand. The LNG facility will be a part of our regulated utility segment and is planned to be in service for the 2012-2013 winter heating season.
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
While we have seen a decline in customer growth in our new construction residential market during this fiscal year, we have experienced a slight increase in residential new customer conversions over the same year-to-date period of 2007. We do not anticipate that this decline in our customer growth rate will have a significant effect on our financial results for the year. We, as one of the five founding members of the Council for Responsible Energy, are leading the effort to promote natural gas and inform consumers about the environmental benefits of using natural gas directly in their homes and business for the most efficient use of natural gas. This positions us, now and into the future, as the source of an environmentally responsible energy choice for our customers.
Results of Operations
We reported a net loss of $7.7 million for the three months ended July 31, 2008, as compared to a net loss of $9.1 million for the same period in 2007. The following table sets forth a comparison of the components of our statements of operations for the three months ended July 31, 2008, as compared with the three months ended July 31, 2007.

				Percent
	Three Months Ended July 31			Increase
In thousands, except per share amounts	2008	2007	Change	(Decrease)

Operating Revenues	$354,709	$224,442	$130,267	58.0%
Cost of Gas	277,689	149,284	128,405	86.0%
Margin	77,020	75,158	1,862	2.5%
Operating Expenses	74,401	74,137	264	0.4%
Operating Income	2,619	1,021	1,598	156.5%
Other Income (Expense)	2,530	3,770	(1,240)	(32.9)%
Utility Interest Charges	12,827	13,931	(1,104)	(7.9)%
Net Loss	$(7,678)	$(9,140)	$1,462	16.0%

Average Shares of Common Stock:
Basic	73,368	73,938	(570)	(0.8)%
Diluted	73,368	73,938	(570)	(0.8)%

Loss Per Share of Common Stock:
Basic	$(0.10)	$(0.12)	$0.02	16.7%
Diluted	$(0.10)	$(0.12)	$0.02	16.7%

We reported net income of $123.2 million for the nine months ended July 31, 2008, as compared to $112.7 million for the same period in 2007. The following table sets forth a comparison of the components of our statements of operations for the nine months ended July 31, 2008, as compared with the nine months ended July 31, 2007.

				Percent
	Nine Months Ended July 31			Increase
In thousands, except per share amounts	2008	2007	Change	(Decrease)

Operating Revenues	$1,777,357	$1,433,262	$344,095	24.0%
Cost of Gas	1,312,031	989,892	322,139	32.5%
Margin	465,326	443,370	21,956	5.0%
Operating Expenses	318,949	310,031	8,918	2.9%
Operating Income	146,377	133,339	13,038	9.8%
Other Income (Expense)	18,316	21,386	(3,070)	(14.4)%
Utility Interest Charges	41,479	42,029	(550)	(1.3)%
Net Income	$123,214	$112,696	$10,518	9.3%

Average Shares of Common Stock:
Basic	73,355	74,304	(949)	(1.3)%
Diluted	73,628	74,576	(948)	(1.3)%

Earnings Per Share of Common Stock:
Basic	$1.68	$1.52	$0.16	10.5%
Diluted	$1.67	$1.51	$0.16	10.6%

Key statistics are shown in the table below for the three months ended July 31, 2008 and 2007.

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended			Percent
	July 31			Increase
Gas Sales and Deliveries in Dekatherms (in thousands)	2008	2007	Variance	(Decrease)

Sales Volumes	11,228	11,948	(720)	(6.0)%
Transportation Volumes	27,703	24,320	3,383	13.9%

Throughput	38,931	36,268	2,663	7.3%

Secondary Market Volumes	13,246	8,034	5,212	64.9%

Customers Billed (at period end)	943,294	924,105	19,189	2.1%
Gross Customer Additions	4,111	7,102	(2,991)	(42.1)%

Degree Days
Actual	35	46	(11)	(23.9)%
Normal	53	52	1	1.9%
Percent warmer than normal	(34.0)%	(11.5)%	n/a	n/a

Number of Employees (at period end)	1,846	1,901	(55)	(2.9)%

Key statistics are shown in the table below for the nine months ended July 31, 2008 and 2007.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Nine Months Ended			Percent
	July 31			Increase
Gas Sales and Deliveries in Dekatherms (in thousands)	2008	2007	Variance	(Decrease)

Sales Volumes	95,293	95,117	176	0.2%
Transportation Volumes	70,654	67,760	2,894	4.3%

Throughput	165,947	162,877	3,070	1.9%

Secondary Market Volumes	45,383	26,623	18,760	70.5%

Customers Billed (at period end)	943,294	924,105	19,189	2.1%
Gross Customer Additions	15,755	22,859	(7,104)	(31.1)%

Degree Days
Actual	2,953	2,869	84	2.9%
Normal	3,148	3,174	(26)	(0.8)%
Percent warmer than normal	(6.2)%	(9.6)%	n/a	n/a

Number of Employees (at period end)	1,846	1,901	(55)	(2.9)%

Operating Revenues
Operating revenues increased $130.3 million for the three months ended July 31, 2008, compared with the same period in 2007 primarily due to the following increases:
•	$102.8 million from revenues in secondary market transactions due to increased activity and gas costs. Secondary market transactions consist of off-system sales and capacity release arrangements and are a part of our regulatory gas supply management program with regulatory-approved sharing mechanisms between our utility customers and our shareholders.

•	$30 million from increased commodity gas costs passed through to sales customers.

•	$3.2 million related to commission-approved adjustments to rate components.
These increases were partially offset by the following decrease:
•	$5.2 million of commodity gas costs from lower volumes to sales customers due to conservation and weather.
Operating revenues increased $344.1 million for the nine months ended July 31, 2008, compared with the same period in 2007 primarily due to the following increases:
•	$241.9 million from revenues in secondary market transactions due to increased activity and gas costs.

•	$68 million from increased commodity gas costs passed through to sales customers.

•	$26.2 million related to commission-approved adjustments to rate components.

•	$3.4 million increased revenues under the CUT mechanism. As discussed in “Financial Condition and Liquidity,” the CUT mechanism in North Carolina adjusts for variations in residential and commercial use per customer including those due to conservation and weather.
Cost of Gas
Cost of gas increased $128.4 million for the three months ended July 31, 2008, compared with the same period in 2007 primarily due to the following increases:
•	$102.1 million from commodity gas costs in secondary market transactions.

•	$30 million from increased commodity gas costs passed through to sales customers.

•	$1.7 million from adjustments to fixed and commodity gas cost recovery.
These increases were partially offset by the following decrease:
•	$5.2 million of commodity gas costs from lower volumes to sales customers due to conservation and weather.
Cost of gas increased $322.1 million for the nine months ended July 31, 2008, compared with the same period in 2007 primarily due to the following increases:
•	$240 million from commodity gas costs in secondary market transactions due to increased activity and gas costs.

•	$68 million from increased commodity gas costs passed through to sales customers.

•	$9.6 million from adjustments to fixed and commodity cost recovery.
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
Margin
Margin increased $1.9 million for the three months ended July 31, 2008, compared with the same period in 2007, primarily due to growth in our residential and commercial customer base and secondary marketing, partially offset by $.5 million from the regulatory ruling that discontinued the capitalizing and amortizing of storage demand charges effective November 1, 2007.
Margin increased $22 million for the nine months ended July 31, 2008, compared with the same period in 2007, primarily due to the following increases:

•	$8.9 million from period to period net adjustments to gas costs, inventory, supplier refunds and lost and unaccounted for gas due to gas cost accounting reviews.

•	$8.8 million from growth in our residential and commercial customer base.

•	$1.9 million from secondary market activity.

•	$1 million from the regulatory ruling that discontinued the capitalizing and amortizing of storage demand charges effective November 1, 2007.

•	$.8 million from growth in our power generation customer base.
Our utility margin is defined as natural gas revenues less natural gas commodity purchases and fixed gas costs for transportation and storage capacity. Margin, rather than revenues, is used by management to evaluate utility operations due to the impact of volatile wholesale commodity prices and transportation and storage costs, which account for approximately 74% of revenues.
Our utility margin is impacted also by certain regulatory mechanisms as defined elsewhere in this document and in our Form 10-K for the year ended October 31, 2007. These include WNA in Tennessee and South Carolina, the Natural Gas Rate Stabilization in South Carolina, secondary market activity in North Carolina and South Carolina, TIP in Tennessee, CUT in North Carolina and negotiated loss treatment and the collection of uncollectible gas costs in all three jurisdictions. We retain 25% of secondary market margins generated through off-system sales and capacity release activity in all jurisdictions, with 75% credited to customers through the incentive plans. All of our secondary market transactions are part of our regulatory gas supply arrangements.
Operations and Maintenance Expenses
Operations and maintenance expenses decreased $3.1 million for the three months ended July 31, 2008, compared with the same period in 2007 primarily due to the following decreases:
•	$2 million in payroll expense primarily due to the 2007 accrual of severance benefits related to the continuing business process improvement initiative, net of the impact of incentive plan accruals and fewer employees.

•	$1.2 million in employee benefits expense primarily due to reductions in pension expense resulting from changes in plan design and fewer employees.

•	$.6 million in risk insurance expense primarily due to accruals recorded in 2007.
These decreases were partially offset by the following increase:
•	$.9 million in contract labor primarily due to telecom and financial, gas accounting and compliance systems.
Operations and maintenance expenses decreased $4.3 million for the nine months ended July 31, 2008, compared with the same period in 2007 primarily due to the following decreases:
•	$7.4 million in employee benefits expense due to reductions in pension expense resulting from changes in plan design and fewer employees and lower group insurance expense from fewer employees and lower claims expense.

•	$1.5 million in payroll expense primarily due to the 2007 accrual of severance benefits related to the continuing business process improvement initiative, net of the impact of incentive plan accruals and fewer employees.

These decreases were partially offset by the following increases:
•	$3.7 million in contract labor primarily due to telecom and financial, gas accounting and compliance systems.

•	$.8 million in utilities primarily due to increased charges for measurement systems.

•	$.6 million in advertising.
Depreciation
Depreciation expense increased $1.1 million and $3.1 million for the three months and nine months ended July 31, 2008 compared with the same period in 2007, respectively, primarily due to increases in plant in service.
General Taxes
General taxes were comparable for the three months and nine months ended July 31, 2008 as compared with the same periods in 2007.
Other Income (Expense)
Income from equity method investments decreased $1.6 million for the three months ended July 31, 2008 as compared with the same period in 2007 primarily due to the following:
•	$1.1 million in earnings from Hardy Storage primarily due to higher operations and maintenance expenses, depreciation and general taxes.

•	$.3 million in earnings from SouthStar primarily due to warmer weather.
Income from equity method investments decreased $4.3 million for the nine months ended July 31, 2008 as compared with the same period in 2007 primarily due to the following changes:
•	$4.6 million decrease in earnings from SouthStar related to rising commodity prices, price lags, reduced opportunities from the management of storage and transportation assets, a Georgia Public Service Commission consent agreement related to retail pricing and a loss on weather derivatives.

•	$.7 million increase in earnings from Hardy Storage primarily due to phase one service commencing in April 2007, partially offset by higher operations and maintenance expenses, depreciation and general taxes.
Non-operating income is comprised of non-regulated merchandising and service work, subsidiary operations, interest income and other miscellaneous income. Non-operating expense is comprised of charitable contributions and other miscellaneous expenses. In our second quarter of 2008, we contributed $.5 million to the Piedmont Natural Gas Foundation. Other changes were not significant.
Utility Interest Charges
Utility interest charges decreased $1.1 million for the three months ended July 31, 2008 compared with the same period in 2007 primarily due to the following decreases:
•	$.7 million due to an increase in the allowance for funds used during construction allocated to debt.

•	$.3 million in net interest expense on amounts due to/from customers due to lower net receivables in the current period.
Utility interest charges decreased $.6 million for the nine months ended July 31, 2008 compared with the same period in 2007 primarily due to the following decreases:
•	$.4 million in interest expense on regulatory treatment of certain components of deferred income taxes.

•	$.4 million due to an increase in the allowance for funds used during construction allocated to debt.
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
Greenhouse gas emissions have emerged as an important public policy topic with a number of legislative and regulatory proposals being in various phases of discussion. We are actively participating in and monitoring these proposals and discussions because they could impact our business either directly or indirectly. We cannot predict the outcome of any of these proposals at this time.
We invest in joint ventures to complement or supplement income from our regulated utility operations. If an opportunity aligns with our overall business strategies and allows us to leverage the strengths of our markets along with our core abilities, we analyze and evaluate the project with a major factor being a projected rate of return greater than the returns allowed in our utility operations, due to the higher risk of such projects. We participate in the governance of the ventures by having management representatives on the governing board of the ventures. We monitor actual performance against expectations. Decisions regarding exiting joint ventures would be based on many factors, including performance results and continued alignment with our business strategies.
The earnings from our investment in SouthStar may fluctuate significantly from period to period as a result of weather, volatility in natural gas pricing and mark-to-market or lower-of-cost-or-market inventory valuation impacts and other unanticipated events.
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
Our customers’ heating costs could be significantly impacted by increases in the cost of gas for the 2008-2009 winter heating season as compared to the prior year. As a result, we may incur additional bad debt expense during the winter heating season, as well as increased customer conservation. If wholesale gas prices remain high, we may incur more short-term debt to pay for gas supplies and other operating costs since collections from customers could be slower and some customers may not be able to pay their bills. Regulatory margin stabilizing and cost recovery mechanisms will help mitigate the impact these factors may have on our results of operations.
Net cash provided by operating activities was $254.1 million and $214.7 million for the nine months ended July 31, 2008 and 2007, respectively. Net cash provided by operating activities reflects a $10.5 million increase in net income for 2008, compared with 2007. The effect of changes in working capital on net cash provided by operating activities are described below:
•	Trade accounts receivable and unbilled utility revenues increased $9.6 million in the current period primarily due to amounts billed to customers reflected higher gas costs in 2008 as compared with 2007 and weather in the current period being 3% colder than the same prior period. Volumes sold to residential and commercial customers increased .1 million dekatherms as compared with the same prior period primarily due to the colder weather and customer growth. Total throughput increased 3.1 million dekatherms as compared with the same prior period.

•	Net amounts due from customers decreased $9.5 million in the current period primarily due to the recovery of deferred gas costs.

•	Gas in storage increased $38.7 million in the current period primarily due to a higher average cost of gas in storage as well as prepaid inventories becoming available for use.

•	Prepaid gas costs decreased $12.3 million in the current period primarily due to the gas becoming available for sale as noted above. Under some gas supply contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the winter heating season.

•	Trade accounts payable increased $55.5 million in the current period primarily due to gas purchases to meet customer demand during the winter months.
Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs and fixed and variable non-gas costs and to earn a fair return for our shareholders. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder-than-normal or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA in South Carolina and Tennessee generated charges to customers of $6.8 million and $5.8 million in the nine months ended July 31, 2008 and 2007, respectively. In Tennessee, adjustments are made directly to the customers’ bills. In South Carolina, the adjustments are calculated at the individual customer level and recorded in a deferred account for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The CUT mechanism provided margin of $27.3 million and $23.9 million in the nine months ended July 31, 2008 and 2007, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the CUT.
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

Cash Flows from Investing Activities. Net cash used in investing activities was $149.3 million and $92.4 million for the nine months ended July 31, 2008 and 2007, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the nine months ended July 31, 2008, were $141 million as compared to $92.7 million in the same prior period. The increase was primarily due to system infrastructure investments.
During the nine months ended July 31, 2008, restrictions on cash totaling $2.2 million were removed with NCUC approval in October 2007 to liquidate all certificates of deposit and similar investments that held any supplier refunds due to customers and transfer these funds upon maturity to the North Carolina all customers deferred account.
During the nine months ended July 31, 2008, we contributed $10.8 million to Hardy Storage, a joint venture investee of one of our non-utility subsidiaries, as part of our equity contribution for construction of a FERC regulated interstate storage facility.
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
As part of our plan to provide safe, reliable gas distribution service to our growing customer base and manage our seasonal demand growth, we intend to design, construct, own and operate a LNG peak storage facility as a regulated utility project in Robeson County, North Carolina with the capacity to store approximately 1.25 billion cubic feet of natural gas for use during times of peak demand. The LNG facility is planned to be in service for the 2012-2013 winter heating season. Preliminary estimates place the cost of the facility in the $300 to $350 million range, with approximately $6 million to be incurred in fiscal year 2008.
Cash Flows from Financing Activities. Net cash used in financing activities was $107.5 million and $120 million for the nine months ended July 31, 2008 and 2007, respectively. Funds are primarily provided from bank borrowings and the issuance of common stock through dividend reinvestment and employee stock plans, net of purchases under the common stock repurchase program. We may sell common stock and long-term debt when market and other conditions favor such long-term financing. Funds are primarily used to pay down outstanding short-term borrowings, to repurchase common stock under the common stock repurchase program, and to pay quarterly dividends on our common stock. As of July 31, 2008, our current assets were $434.8 million and our current liabilities were $435.5 million, primarily due to seasonal requirements as discussed above.
As of July 31, 2008, we had committed lines of credit under our senior credit facility of $450 million with the ability to expand up to $600 million, for which we pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. Outstanding short-term borrowings decreased from $195.5 million as of October 31, 2007 to $169.5 million as of July 31, 2008, primarily due to the collections of amounts that have been billed to customers during the winter months, partially offset by the purchase of shares under the accelerated share repurchase (ASR) program, payments for interest on long-term debt and property taxes and payments to suppliers for the winter heating season. During the nine months ended July 31, 2008, short-term borrowings ranged from $9 million to $353 million, and interest rates ranged from 2.63% to 5.51% (weighted average of 3.97%).
As of July 31, 2008, under our credit facility, we had available letters of credit of $5 million of which $1.9 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general liability policies. As of July 31, 2008, unused lines of credit available under our senior credit facility, including the issuance of the letters of credit, totaled $278.6 million.
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
We anticipate issuing up to $125 million in long-term debt in our 2009 fiscal year for general operating purposes. The timing of this issuance has not yet been determined.
During the nine months ended July 31, 2008, we issued $11.6 million of common stock through dividend reinvestment and stock purchase plans. On November 2, 2007, through an ASR agreement, we repurchased and retired 1 million shares of common stock for $24.8 million. On January 15, 2008, we settled the transaction and paid an additional $1.3 million. Under the Common Stock Open Market Purchase Program, as described in Part II, Item 2 of this Form 10-Q, we paid $36.2 million during the nine months ended July 31, 2008 for 1.4 million shares of common stock that are available for reissuance to these plans.
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
We have paid quarterly dividends on our common stock since 1956. The amount of cash dividends that may be paid is restricted by provisions contained in certain note agreements under which long-term debt was issued. As of July 31, 2008, our retained earnings were not restricted. On September 4, 2008, the Board of Directors declared a quarterly dividend on common stock of $.26 per share, payable October 15, 2008 to shareholders of record at the close of business on September 25, 2008.
Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. As of July 31, 2008, our capitalization consisted of 47% in long-term debt and 53% in common equity.
The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of July 31, 2008 and 2007, and October 31, 2007, are summarized in the table below.

	July 31		October 31		July 31
In thousands	2008	Percentage	2007	Percentage	2007	Percentage
Short-term debt	$169,500	9%	$195,500	10%	$147,500	8%
Long-term debt	824,533	43%	824,887	44%	825,000	44%

Total debt	994,033	52%	1,020,387	54%	972,500	52%
Common stockholders’ equity	921,829	48%	878,374	46%	900,437	48%

Total capitalization	$1,915,862	100%	$1,898,761	100%	$1,872,937	100%

Credit ratings impact our ability to obtain short-term and long-term financing and the cost of such financings. In determining our credit ratings, the rating agencies consider a number of quantitative factors, including debt to total capitalization, operating cash flows relative to outstanding debt, operating cash flow coverage of interest and pension liabilities and funding status. Rating agencies also consider qualitative factors, such as the consistency of our earnings over time, the quality of management, corporate governance and business strategy, the risks associated with our utility and non-utility businesses and the regulatory commissions that establish rates in the states where we operate.
As of July 31, 2008, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services and “A3” by Moody’s Investors. Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.
We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all our debt agreements. As of July 31, 2008, we are in compliance with all default provisions.
Estimated Future Contractual Obligations
During the three months ended July 31, 2008, there were no material changes, including those under FIN 48, to our estimated future contractual obligations that were disclosed in our Form 10-K for the year ended October 31, 2007, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases that were discussed in Note 7 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2007.
Piedmont Energy Partners, Inc., a wholly owned subsidiary of Piedmont, has entered into a guaranty in the normal course of business. The guaranty involves some levels of performance and credit risk that are not included on our consolidated balance sheets. We have recorded an estimated liability of $1.2 million and $1.3 million as of July 31, 2008 and October 31, 2007, respectively. The possibility of having to perform on the guaranty is largely dependent upon the future operations of Hardy Storage, third parties or the occurrence of certain future events. For further information on this guaranty, see Note 6 to the condensed consolidated financial statements.
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
Under Statement 157, we anticipate fair value measurements would be disclosed by level for gas purchase options.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (Statement 162). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP for nongovernmental entities. Statement 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB. Statement 162 will be effective sixty days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect this statement to have any impact on our financial position, results of operations or cash flows. We will adopt Statement 162 when it becomes effective.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various forms of market risk, including credit risk related to the creditworthiness of our suppliers as well as from our customers, commodity supply and price risk, interest rate risk and weather risk. We seek to identify, assess, monitor and manage market risk, credit risk and interest rate risk in accordance with defined policies and procedures under an Enterprise Risk Management Policy. Risk management is guided by senior management with Board of Directors’ oversight, and senior management takes an active role in the development of policies and procedures. In recognition of changes in the energy business, our risk management policies and procedures are subject to ongoing review.
We hold all financial instruments discussed in this item for purposes other than trading.
Credit Risk
We enter into contracts with third parties to buy and sell natural gas for the purpose of maximizing the value of our long-term capacity and storage assets. Our policy requires counterparties to have an investment-grade credit rating at the time of the contract. The policy specifies limits on the contract amount and duration based on the counterparty’s credit rating. The policy is also designed to mitigate credit risks through a requirement for credit enhancements that include letters of credit or parent guaranties. In order to minimize our exposure, we continually re-evaluate third-party creditworthiness and market conditions and modify our requirements accordingly.
We have limited exposure to the risk of non-payment of utility bills by certain customers. In North Carolina and South Carolina, gas costs related to uncollectible accounts are recovered through PGA procedures. In Tennessee, the gas cost portion of net write-offs for a fiscal year that exceed the gas cost portion included in base rates is recovered through PGA procedures. To manage this customer credit risk, we evaluate credit quality and payment history and may require cash deposits from those customers that do not satisfy our predetermined credit standards. Significant increases in the price of natural gas can also slow our collection efforts as customers experience increased difficulty in paying their gas bills, leading to higher than normal accounts receivable.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on short-term borrowings. As of July 31, 2008, all of our long-term debt was issued at fixed rates, and therefore not subject to interest rate risk.

We have short-term borrowing arrangements to provide working capital and general corporate liquidity. The level of borrowings under such arrangements varies from period to period depending upon many factors, including our investments in capital projects, levels of required inventory and the collection of receivables. Future short-term interest expense and payments will be impacted by both short-term interest rates and borrowing levels.
As of July 31, 2008, we had $169.5 million of short-term debt outstanding under our credit facility at a weighted average interest rate of 2.71%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $.2 million during the three months ended July 31, 2008 and $1.6 million during the nine months ended July 31, 2008.
Commodity Price Risk
We face commodity price risk associated with the purchase of natural gas. Due to cost-based rate regulation in our utility operations, our prudently incurred purchased gas costs and the prudently incurred costs of hedging the price of our gas supplies are passed on to customers.
We manage our gas supply costs through a portfolio of short- and long-term procurement and storage contracts with various suppliers. We actively manage our supply portfolio to balance sales and delivery obligations. We inject natural gas into storage during the summer months and withdraw the gas during the winter heating season. In the normal course of business, we utilize the New York Mercantile Exchange (NYMEX) exchange-traded instruments of various durations for the forward purchase of a portion of our natural gas requirements, subject to regulatory review and approval.
Weather Risk
We are exposed to weather risk in our regulated utility segment in South Carolina and Tennessee where revenues collected are driven by volumes sold. The current rates associated with these volumes are based on an assumption of normal weather. In these states, this risk is mitigated by WNA mechanisms that offset the impact of colder-than-normal or warmer-than-normal weather. In North Carolina, we manage our weather risk through a margin decoupling mechanism that allows us to recover our approved margin independent of volumes sold.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the third quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We have only routine litigation in the normal course of business.
Item 1A. Risk Factors
During the nine months ended July 31, 2008, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities.
The following table provides information with respect to purchases of common stock under the Common Stock Open Market Purchase Program during the three months ended July 31, 2008.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares That May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	Under the Program
Beginning of the period				3,498,074
05/01/08 - 05/31/08	56,000	$26.58	56,000	3,442,074
06/01/08 - 06/30/08	90,000	$26.73	90,000	3,352,074
07/01/08 - 07/31/08	122,000	$25.94	122,000	3,230,074

Total	268,000	$26.34	268,000
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

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of July 31, 2008, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.
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

Piedmont Natural Gas Company, Inc.

(Registrant)

Date	September 8, 2008	/s/ David J. Dzuricky

David J. Dzuricky Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date	September 8, 2008	/s/ Jose M. Simon

Jose M. Simon Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended July 31, 2008
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