Form 10-Q
period 2009-04-30
PIEDMONT NATURAL GAS CO INC
filed 2009-06-05
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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
Registrant’s telephone number, including area code (704) 364-3120
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes       ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 2, 2009

Common Stock, no par value	72,959,779

Piedmont Natural Gas Company, Inc.
Form 10-Q
for
April 30, 2009

Part I. Financial Information
Item 1. Financial Statements
Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands)

	April 30,	October 31,
	2009	2008
ASSETS
Utility Plant:
Utility plant in service	$3,031,478	$2,997,186
Less accumulated depreciation	848,527	813,822

Utility plant in service, net	2,182,951	2,183,364
Construction work in progress	65,874	57,470
Plant held for future use	6,729	—

Total utility plant, net	2,255,554	2,240,834

Other Physical Property, at cost (net of accumulated depreciation of $2,425 in 2009 and $2,351 in 2008)	791	864

Current Assets:
Cash and cash equivalents	20,649	6,991
Trade accounts receivable (less allowance for doubtful accounts of $3,591 in 2009 and $1,066 in 2008)	140,267	82,346
Income taxes receivable	—	731
Other receivables	4,512	393
Unbilled utility revenues	31,252	51,819
Inventories:
Gas in storage	92,666	190,275
Materials, supplies and merchandise	6,088	6,524
Gas purchase options, at fair value	3,299	22,645
Amounts due from customers	231,645	181,745
Prepayments	18,179	79,831
Other	96	96

Total current assets	548,653	623,396

Noncurrent Assets:
Equity method investments in non-utility activities	95,380	99,214
Goodwill	48,852	48,852
Marketable securities, at fair value	382	—
Overfunded postretirement asset	6,598	6,797
Regulatory asset for postretirement benefits	29,496	28,732
Gas purchase options, at fair value	3,342	32,434
Unamortized debt expense	9,555	9,915
Regulatory cost of removal asset	6,771	6,398
Other	40,470	40,965

Total noncurrent assets	240,846	273,307

Total	$3,045,844	$3,138,401

See notes to consolidated financial statements.

	April 30,	October 31,
(In thousands)	2009	2008
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value - 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000; shares outstanding: 72,942 in 2009 and 73,246 in 2008	464,109	471,565
Paid-in capital	949	763
Retained earnings	509,753	414,246
Accumulated other comprehensive income (loss)	(4,959)	670

Total stockholders’ equity	969,852	887,244
Long-term debt	793,471	794,261

Total capitalization	1,763,323	1,681,505

Current Liabilities:
Current maturities of long-term debt	30,000	30,000
Notes payable	205,500	406,500
Trade accounts payable	69,401	91,142
Other accounts payable	24,611	45,148
Income taxes accrued	18,057	4,414
Accrued interest	21,933	22,777
Customers’ deposits	26,147	23,881
Deferred income taxes	23,859	6,878
General taxes accrued	9,616	18,932
Gas purchase options, at fair value	75,287	42,205
Other	7,349	12,300

Total current liabilities	511,760	704,177

Noncurrent Liabilities:
Deferred income taxes	320,934	305,362
Unamortized federal investment tax credits	2,460	2,626
Regulatory liability for postretirement benefits	367	372
Accumulated provision for postretirement benefits	16,836	16,257
Cost of removal obligations	380,870	367,450
Gas purchase options, at fair value	14,284	22,177
Other	35,010	38,475

Total noncurrent liabilities	770,761	752,719

Commitments and Contingencies (Note 12)

Total	$3,045,844	$3,138,401

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2009	2008	2009	2008
Operating Revenues	$455,432	$634,178	$1,235,076	$1,422,648
Cost of Gas	285,479	472,897	844,440	1,034,341

Margin	169,953	161,281	390,636	388,307

Operating Expenses:
Operations and maintenance	53,352	53,282	104,077	105,859
Depreciation	24,306	22,893	48,448	45,598
General taxes	8,657	8,407	17,394	17,153
Income taxes	28,287	24,877	77,235	75,938

Total operating expenses	114,602	109,459	247,154	244,548

Operating Income	55,351	51,822	143,482	143,759

Other Income (Expense):
Income from equity method investments	17,832	17,734	27,621	26,452
Non-operating income (loss)	(132)	84	(98)	627
Non-operating expense	(857)	(801)	(1,206)	(1,066)
Income taxes	(6,757)	(6,702)	(10,473)	(10,228)

Total other income (expense)	10,086	10,315	15,844	15,785

Utility Interest Charges:
Interest on long-term debt	13,817	13,852	27,671	27,722
Allowance for borrowed funds used during construction	(532)	(1,247)	(1,227)	(2,185)
Other	(1,373)	908	(1,519)	3,114

Total utility interest charges	11,912	13,513	24,925	28,651

Net Income	$53,525	$48,624	$134,401	$130,893

Average Shares of Common Stock:
Basic	73,239	73,418	73,280	73,348
Diluted	73,514	73,677	73,582	73,617

Earnings Per Share of Common Stock:
Basic	$0.73	$0.66	$1.83	$1.78
Diluted	$0.73	$0.66	$1.83	$1.78

Cash Dividends Per Share of Common Stock	$0.27	$0.26	$0.53	$0.51
See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	April 30
	2009	2008
Cash Flows from Operating Activities:
Net income	$134,401	$130,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,045	47,818
Amortization of investment tax credits	(165)	(184)
Allowance for doubtful accounts	2,525	3,264
Deferred gain on sale of land	(155)	(106)
Earnings from equity method investments	(27,621)	(26,452)
Distributions of earnings from equity method investments	21,885	32,090
Deferred income taxes	36,178	41,538
Stock-based compensation expense	168	168
Changes in assets and liabilities:
Gas purchase options, at fair value	73,627	(2,703)
Receivables	(43,998)	(112,041)
Inventories	98,045	27,091
Amounts due from customers	(49,900)	20,412
Settlement of legal asset retirement obligations	(769)	(607)
Overfunded postretirement asset	199	1,705
Regulatory asset for postretirement benefits	(764)	338
Other assets	61,627	61,779
Accounts payable	(39,874)	27,644
Amounts due to customers	—	9,746
Regulatory liability for postretirement benefits	(5)	(956)
Provision for postretirement benefits	579	522
Other liabilities	287	9,681

Net cash provided by operating activities	317,315	271,640

Cash Flows from Investing Activities:
Utility construction expenditures	(52,389)	(84,537)
Allowance for funds used during construction	(1,227)	(2,185)
Contributions to equity method investments	—	(10,790)
Distributions of capital from equity method investments	315	121
Proceeds from sale of land and buildings	—	554
Decrease in restricted cash	—	2,196
Investment in marketable securities	(365)	—
Proceeds from sale of vehicles	127	—
Other	856	1,263

Net cash used in investing activities	(52,683)	(93,378)

Cash Flows from Financing Activities:
Decrease in notes payable, net	(201,000)	(117,000)
Retirement of long-term debt	(790)	(174)
Expenses related to expansion of the short-term facility	—	(106)
Issuance of common stock through dividend reinvestment and employee stock plans	7,646	7,648
Repurchases of common stock	(17,857)	(29,169)
Dividends paid	(38,922)	(37,411)
Other	(51)	—

Net cash used in financing activities	(250,974)	(176,212)

Net Increase in Cash and Cash Equivalents	13,658	2,050
Cash and Cash Equivalents at Beginning of Period	6,991	7,515

Cash and Cash Equivalents at End of Period	$20,649	$9,565

Noncash Investing and Financing Activities:
Accrued construction expenditures	$2,404	$1,776
Guaranty	—	101
See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2009	2008	2009	2008
Net Income	$53,525	$48,624	$134,401	$130,893

Other Comprehensive Income:
Unrealized (loss) gain from hedging activities of equity method investments, net of tax of ($1,858) and $306 for the three months ended April 30, 2009 and 2008, respectively, and ($3,369) and $470 for the six months ended April 30, 2009 and 2008, respectively	(2,886)	481	(5,229)	739
Reclassification adjustment from hedging activities of equity method investments included in net income, net of tax of $310 and ($649) for the three months ended April 30, 2009 and 2008, respectively, and ($256) and ($796) for the six months ended April 30, 2009 and 2008, respectively	480	(1,011)	(400)	(1,241)

Total Comprehensive Income	$51,119	$48,094	$128,772	$130,391

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
1.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information
The consolidated financial statements have not been audited. We have prepared the unaudited consolidated financial statements under the rules of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles in the United States of America are omitted in this interim report under these SEC rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the year ended October 31, 2008.
Seasonality and Use of Estimates
The unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at April 30, 2009 and October 31, 2008, the results of operations for the three months and six months ended April 30, 2009 and 2008, and cash flows for the six months ended April 30, 2009 and 2008. Our business is seasonal in nature. The results of operations for the three months and six months ended April 30, 2009 do not necessarily reflect the results to be expected for the full year.
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
Significant Accounting Policies
Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2008. There were no significant changes to those accounting policies during the six months ended April 30, 2009 other than the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) FSP FIN 39-1. For further information, see Note 8 to the consolidated financial statements in this Form 10-Q.
In March 2009, we deferred the development and construction of our previously announced liquefied natural gas (LNG) peak storage facility in Robeson County, North Carolina based on revised growth projections. Based on our current growth projections, we may resume development of the project in 2011 to prepare for construction in 2012 in order to provide service in 2015. In accordance with utility accounting practice, we have classified as plant held for future use expenditures associated with the LNG facility. The amount classified as plant held for future use includes capitalized charges for the allowance for funds used during construction through the date the amounts were transferred to plant held for future use from construction work in progress.

Rate-Regulated Basis of Accounting
We follow Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement 71). Statement 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Statement 71, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to utility customers in future periods. The amounts recorded as regulatory assets and regulatory liabilities in the consolidated balance sheets as of April 30, 2009 and October 31, 2008 are as follows.

	April 30,	October 31,
In thousands	2009	2008
Regulatory Assets	$312,227	$263,205
Regulatory Liabilities	396,870	383,684
Inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with Statement 71. For information on related party transactions, see Note 7 to the consolidated financial statements in this Form 10-Q.
Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (Statement 161). Statement 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), by requiring expanded qualitative, quantitative and credit-risk disclosures about derivative instruments and hedging activities. We adopted Statement 161 effective on February 1, 2009 for derivatives that we record on the consolidated balance sheets in accordance with Statement 133. The disclosure requirements are presented in “Quantitative and Qualitative Disclosures” in Note 8 to the consolidated financial statements in this Form 10-Q.
In December 2008, the FASB issued FSP FAS 132(R)-1, that amended SFAS No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” that requires additional disclosures about plan assets of defined benefit pension and other postretirement plans. This staff position requires that employers provide more transparency about the assets held by retirement plans or other postretirement employee benefit plans, the concentration of risk in those plans and information about the fair value measurements of plan assets similar to the disclosures required by SFAS No. 157, “Fair Value Measurements” (Statement 157). FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Since this staff position only requires additional disclosures about plan assets of defined benefit pension and other postretirement plans, it is not expected to have a material impact on our financial position, results of operations or cash flows. We will adopt FSP FAS 132(R)-1 during our fiscal year ending October 31, 2010.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) APB 28-1, “Interim Disclosures about Fair Values of Financial Instruments,” that amends SFAS 107, “Disclosures about Fair Values of Financial Instruments” (Statement 107), and requires that publicly traded companies disclose the fair value of financial instruments during interim reporting, in addition to the information provided annually. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require the interim disclosures. This FSP is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 this quarter. Comparative information is not required at initial adoption. The disclosure requirements are presented in “Fair Value Measurements” in Note 8 to the consolidated financial statements in this Form 10-Q.
Also in April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating the fair value in accordance with Statement 157 when the volume and level of activity for the asset or liability have significantly decreased. We adopted FSP FAS 157-4 effective this quarter, as concurrent adoption of this FSP is required with the early adoption of FSP FAS 107-1 and APB 28-1. The adoption had no impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No.165, “Subsequent Events” (Statement 165). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. Statement 165 is effective for interim and annual periods ending after June 15, 2009. We do not expect Statement 165 to have a material impact on our financial position, results of operations or cash flows. We will adopt Statement 165 during the period ending July 31, 2009.
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
In December 2008, we filed an annual report for the twelve months ended December 31, 2007 with the Tennessee Regulatory Authority (TRA) that reflected the transactions in the deferred gas cost account for the Actual Cost Adjustment (ACA) mechanism. On April 29, 2009, the TRA staff filed its compliance audit report, with which we concurred. On May 18, 2009, the TRA issued an order adopting all findings from the staff audit. The order includes cost of gas adjustments for the calendar year 2007 review period. There was no material impact from these gas cost adjustments. We were found to be in compliance with the TRA rules in the use of the ACA mechanism.
3.	Earnings per Share
We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the three months and six months ended April 30, 2009 and 2008 is presented below.

	Three Months		Six Months
In thousands except per share amounts	2009	2008	2009	2008
Net Income	$53,525	$48,624	$134,401	$130,893

Average shares of common stock outstanding for basic earnings per share	73,239	73,418	73,280	73,348
Contingently issuable shares under incentive compensation plans	275	259	302	269

Average shares of dilutive stock	73,514	73,677	73,582	73,617

Earnings Per Share of Common Stock:
Basic	$0.73	$0.66	$1.83	$1.78
Diluted	$0.73	$0.66	$1.83	$1.78
4.	Accelerated Share Repurchase
On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the accelerated share repurchase (ASR) program, which were consolidated. Upon this authorization, there were 7,010,074 shares available for repurchase under the program.
On March 20, 2009, we entered into an ASR agreement with an investment bank to purchase and retire 700,000 shares of our common stock from an investment bank at the closing price that day of $26.35 per share. Total consideration paid to purchase the shares of $18.4 million was recorded in “Stockholders’ equity” as a reduction in “Common stock” in the consolidated balance sheets.
As part of the ASR agreement, we simultaneously entered into a forward sale contract with the investment bank that was expected to mature in approximately 35 trading days. Under the terms of the forward sale contract, the investment bank was required to purchase, in the open market, 700,000 shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, were required to either pay cash or issue registered or unregistered shares of our common stock to the investment bank if the investment bank’s weighted average purchase price was higher than the initial purchase closing price. The investment bank was required to pay us either cash or shares of our common stock, at our option, if the investment bank’s weighted average price for the shares purchased was lower than the initial purchase closing price. At settlement on April 21, 2009, we received cash of $.6 million from the investment bank and recorded this amount in “Stockholders’ equity” as an addition to “Common stock” in the consolidated balance sheets. The $.6 million was the difference between the investment bank’s weighted average purchase price of $25.6093 less a discount of $.10 for a settlement price of $25.5093 and the initial purchase closing price of $26.35 per share multiplied by 700,000 shares.
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

Components of the net periodic benefit cost for our defined benefit pension plans and our OPEB plan for the three months ended April 30, 2009 and 2008 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2009	2008	2009	2008	2009	2008
Service cost	$1,487	$2,163	$6	$7	$360	$317
Interest cost	2,750	2,835	81	69	579	509
Expected return on plan assets	(4,138)	(4,145)	—	—	(426)	(370)
Amortization of transition obligation	—	—	—	—	167	169
Amortization of prior service (credit) cost	(549)	(478)	5	—	—	—
Amortization of actuarial gain	—	—	(5)	—	—	—

Total	$(450)	$375	$87	$76	$680	$625

Components of the net periodic benefit cost for our defined benefit pension plans and our OPEB plan for the six months ended April 30, 2009 and 2008 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2009	2008	2009	2008	2009	2008
Service cost	$2,974	$4,325	$13	$13	$720	$633
Interest cost	5,501	5,670	164	139	1,159	1,019
Expected return on plan assets	(8,276)	(8,289)	—	—	(853)	(740)
Amortization of transition obligation	—	—	—	—	334	338
Amortization of prior service (credit) cost	(1,099)	(956)	10	—	—	—
Amortization of actuarial gain	—	—	(15)	—	—	—

Total	$(900)	$750	$172	$152	$1,360	$1,250

We contributed $87,000 to the money purchase pension plan in February 2009. We anticipate that we will contribute the following amounts to our plans in 2009.

In thousands
Qualified pension plan	$22,000
Nonqualified pension plans	504
OPEB plan	3,400
We have a defined contribution restoration plan that is funded annually by us and covers all officers at the vice president level and above. For the six months ended April 30, 2009, we have contributed $.4 million to this plan. We have a voluntary deferral plan for the benefit of all officers, director-level employees and regional executives; we make no contributions to this plan.

Both deferred compensation plans are funded through a rabbi trust with a bank as the trustee. At April 30, 2009, we have a liability of $.5 million for these plans.
See Note 8 to the consolidated financial statements of this Form 10-Q for information on the investments in marketable securities that are held in the trust.
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
Operations by segment for the three months and six months ended April 30, 2009 and 2008 are presented below.

	Regulated		Non-utility
In thousands	Utility		Activities		Total
	2009	2008	2009	2008	2009	2008
Three Months
Revenues from external customers	$455,432	$634,178	$—	$—	$455,432	$634,178
Margin	169,953	161,281	—	—	169,953	161,281
Operations and maintenance expenses	53,352	53,282	37	47	53,389	53,329
Income from equity method investments	—	—	17,832	17,734	17,832	17,734
Operating income (loss) before income taxes	83,638	76,699	(45)	(54)	83,593	76,645
Income before income taxes	70,788	62,654	17,781	17,549	88,569	80,203

Six Months
Revenues from external customers	$1,235,076	$1,422,648	$—	$—	$1,235,076	$1,422,648
Margin	390,636	388,307	—	—	390,636	388,307
Operations and maintenance expenses	104,077	105,859	77	68	104,154	105,927
Income from equity method investments	—	—	27,621	26,452	27,621	26,452
Operating income (loss) before income taxes	220,717	219,697	(177)	(203)	220,540	219,494
Income before income taxes	194,680	191,034	27,429	26,025	222,109	217,059
Reconciliations to the consolidated statements of income for the three months and six months ended April 30, 2009 and 2008 are presented below.

In thousands	Three Months		Six Months
	2009	2008	2009	2008
Operating Income:
Segment operating income before income taxes	$83,593	$76,645	$220,540	$219,494
Utility income taxes	(28,287)	(24,877)	(77,235)	(75,938)
Non-utility activities before income taxes	45	54	177	203

Operating income	$55,351	$51,822	$143,482	$143,759

Net Income:
Income before income taxes for reportable segments	$88,569	$80,203	$222,109	$217,059
Income taxes	(35,044)	(31,579)	(87,708)	(86,166)

Net income	$53,525	$48,624	$134,401	$130,893

7.	Equity Method Investments
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
We own 21.49% of the membership interests in Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. For each period of the three months and six months ended April 30, 2009 and 2008, these transportation costs and the amounts we owed Cardinal as of April 30, 2009 and October 31, 2008 are as follows.

	Three Months		Six Months
In thousands	2009	2008	2009	2008
Transportation costs	$1,001	$1,012	$2,035	$2,047

	April 30,	October 31,
	2009	2008
Trade accounts payable	$337	$349
We own 40% of the membership interests in Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. Pine Needle owns a LNG storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC). We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. For each period of the three months and six months ended April 30, 2009 and 2008, these gas storage costs and the amounts we owed Pine Needle as of April 30, 2009 and October 31, 2008 are as follows.

	Three Months		Six Months
In thousands	2009	2008	2009	2008
Gas storage costs	$2,926	$2,704	$5,950	$5,471

	April 30,	October 31,
	2009	2008
Trade accounts payable	$986	$1,019
We own 30% of the membership interests in SouthStar Energy Services LLC, a Delaware limited liability company. Under the terms of the Amended and Restated Limited Liability Company Agreement (Restated Agreement), earnings and losses are allocated 25% to us and 75% to the other member, Georgia Natural Gas Company (GNGC), a subsidiary of AGL Resources, Inc. (AGLR), with the exception of earnings and losses in the Ohio and Florida markets, which are allocated to us at our ownership percentage of 30%. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States with most of its business being conducted in the unregulated retail gas market in Georgia.
The SouthStar Restated Agreement includes a provision granting GNGC the option to purchase our ownership interest in SouthStar. Under the provision, GNGC has the option to purchase our entire 30% interest effective on January 1, 2010 provided they give us notice of their intent to exercise the option by November 1, 2009. If GNGC exercises its option, the purchase price would be based on the market value of SouthStar as defined in the Restated Agreement. On March 16, 2009, we filed a lawsuit in the Court of Chancery of the State of Delaware against GNGC based on statements filed in AGLR’s 2008 Form 10-K in which they re-characterized GNGC’s right to purchase our interest in SouthStar as an “evergreen” right. For further information on this lawsuit, see Note 12 in this Form 10-Q.

We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record in operating revenues the amounts billed to SouthStar. For each period of the three months and six months ended April 30, 2009 and 2008, our operating revenues from these sales and the amounts SouthStar owed us as of April 30, 2009 and October 31, 2008 are as follows.

	Three Months		Six Months
In thousands	2009	2008	2009	2008
Operating revenues	$2,180	$3,217	$5,178	$6,229

	April 30,	October 31,
	2009	2008
Trade accounts receivable	$525	$1,202
Piedmont Hardy Storage Company, LLC (Piedmont Hardy), a wholly owned subsidiary of Piedmont, owns 50% of the membership interests in Hardy Storage Company LLC (Hardy Storage), a West Virginia limited liability company. The other owner is a subsidiary of Columbia Gas Transmission Corporation, a subsidiary of NiSource Inc. Hardy Storage owns and operates an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia that is regulated by the FERC. Initial service to customers began April 1, 2007 when customers began injecting gas into storage for subsequent winter withdrawals. Final service levels were placed into service on April 1, 2009 as scheduled.
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
For the six months ended April 30, 2009, we have made no equity contributions to fund construction expenditures. Upon completion of project construction, including any contingency wells if needed, the members intend to target a capitalization structure of 70% debt and 30% equity. After the satisfaction of certain conditions in the note purchase agreement, amounts outstanding under the interim notes will convert to a fifteen-year mortgage-style debt instrument without recourse to the members. We expect the conversion to occur by May 2010. To the extent that more funding is needed, the members will evaluate funding options at that time.

We record a liability at fair value for this guaranty based on the present value of 50% of the construction financing outstanding at the end of each quarter, with a corresponding increase to our investment account in the venture. As our risk in the project changes, the fair value of the guaranty is adjusted accordingly through a quarterly evaluation. The details of the guaranty at April 30, 2009 and October 31, 2008 are as follows.

	April 30,	October 31,
In thousands	2009	2008
Guaranty liability	$1,234	$1,234
Amount outstanding under the construction financing	123,410	123,410
We have related party transactions as a customer of Hardy Storage and record in cost of gas the storage costs charged by Hardy Storage. For each period of the three months and six months ended April 30, 2009 and 2008, our gas storage costs and the amounts we owed Hardy Storage as of April 30, 2009 and October 31, 2008 are as follows.

	Three Months		Six Months
In thousands	2009	2008	2009	2008
Gas storage costs	$2,330	$2,364	$4,652	$4,572

	April 30,	October 31,
	2009	2008
Trade accounts payable	$782	$774
8.	Financial Instruments and Risk Management

Derivative Assets and Liabilities under Master Netting Arrangements
We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. Based on the value of our positions in these brokerage accounts and the associated margin requirements, we may be required to deposit cash into these brokerage accounts. In April 2007, the FASB issued a staff position, FSP FIN 39-1, that amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. On November 1, 2008, we elected “not to net” fair value amounts for our derivative instruments or the fair value of the right to reclaim cash collateral under FSP FIN 39-1 and moved to a gross presentation. We include amounts recognized for the right to reclaim cash collateral in our current assets and current liabilities. We had the right to reclaim cash collateral of $87.5 million and $67.3 million as of April 30, 2009 and October 31, 2008, respectively.
Fair Value Measurements
In September 2006, the FASB issued Statement 157 (“Fair Value Measurements”). Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) the measurement of assets or liabilities at fair value, but does not expand the use of fair value measurement to any new circumstances. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. Statement 157 clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. Statement 157 establishes a fair value hierarchy for valuation inputs that prioritizes the information used to develop those assumptions into three levels.
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
The carrying value of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate fair value.
We utilize market data or assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally observable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observance of those inputs into the following fair value hierarchy levels as set forth in Statement 157.
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
Level 2
Level 2 inputs are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly corroborated or observable as of the reporting date. Level 2 includes those financial and commodity instruments that are valued using valuation methodologies. We obtain market price data from multiple sources in order to value our Level 2 transactions, and this data is representative of transactions that occurred in the market place. As we aggregate our disclosures by counterparty, the underlying transactions for a given counterparty may be a combination of exchange-traded derivatives and values based on other sources. Instruments in this category include non-exchange-traded derivative instruments such as over-the-counter (OTC) options.

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
The following table sets forth, by level of the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2009. As required by Statement 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration with the fair value hierarchy levels.
Recurring Fair Value Measurements under Statement 157 as of April 30, 2009

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
In thousands
Assets:
Derivatives held for distribution operations	$6,641	$—	$—	$6,641
Debt and equity securities held as trading securities	382	—	—	382

Total fair value assets	$7,023	$—	$—	$7,023

Liabilities:
Derivatives held for distribution operations	$76,980	$12,591	$—	$89,571

The determination of the fair values incorporates various factors required under Statement 157. These factors include the credit standing of the counterparties involved, the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), and the impact of our nonperformance risk on our liabilities.
Our utility segment derivative instruments are used in accordance with programs filed or approved with the NCUC, the Public Service Commission of South Carolina (PSCSC) and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net costs and the gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our purchased gas adjustment (PGA) procedures. In accordance with Statement 71, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due to customers” or “Amounts due from customers” in our consolidated balance sheets. These derivative instruments include exchange-traded and OTC derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. OTC derivative contracts are valued using broker or dealer quotation services or market transactions in either the listed or OTC markets and are classified within Level 2.
Trading securities include assets in a trust established for our deferred compensation plans and are included in “Marketable securities, at fair value” in the consolidated balance sheets. Securities classified within Level 1 include funds held in money market and mutual funds which are highly liquid and are actively traded on the exchanges.
We adopted FSP FAS 107-1 and APB 28-1 for interim disclosures of the fair value of financial instruments this quarter. In developing the fair value of our long-term debt, we use a discounted cash flow technique that incorporates a developed discount rate using long-term debt similarly rated by credit rating agencies combined with the U.S. Treasury bench mark with consideration given to maturities, redemption terms and credit ratings similar to our debt issuances. The carrying amount and fair value of our long-term debt, including the current portion, are shown below.

	Carrying
In thousands	Amount	Fair Value
As of April 30, 2009	$823,471	$873,213
As of October 31, 2008	824,261	798,057
Quantitative and Qualitative Disclosures
Effective February 1, 2009, we adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (Statement 161) for derivatives that we record on the consolidated balance sheets in accordance with Statement 133. Statement 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), by requiring expanded qualitative, quantitative and credit-risk disclosures about derivative instruments and hedging activities. Statement 161 requires specific disclosures regarding how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Statement 161 also amended Statement 107 to clarify that derivative instruments are subject to Statement 107’s concentration-of-credit-risk disclosures.
The costs of our financial price hedging options for natural gas and all other costs related to hedging activities of our regulated gas costs are recorded in accordance with our regulatory tariffs approved by our state regulatory commissions and thus are not accounted for as hedging instruments under Statement 133. As required by Statement 161, the fair value amounts are presented on a gross basis and do not reflect any netting of asset and liability amounts or cash collateral amounts under master netting arrangements. As of April 30, 2009, our financial options were comprised of both long and short commodity positions. A long position is an option contract (obligation or right) to purchase the commodity at a specified price, while a short position is an option contract (obligation or right) to sell the commodity at a specified price. As of April 30, 2009, we had long gas options of 116,090,000 dekatherms and short gas options of 55,480,000 dekatherms providing total coverage of 73,350,000 dekatherms over the period from June 2009 through November 2010.

The following table presents the fair value and balance sheet classification of our financial options for natural gas as of April 30, 2009.
Fair Value of Derivative Instruments as of April 30, 2009

	Balance Sheet Classification	Fair Value
		(in thousands)
Derivatives Not Designated as Hedging Instruments under Statement 133

Asset Financial Instruments
Current gas purchase options (June 2009 - May 2010)	Current Assets — Gas purchase options	$3,299
Noncurrent gas purchase options (June 2010 - November 2010)	Noncurrent Assets — Gas purchase options	3,342

Total		6,641

Liability Financial Instruments
Current gas purchase options (June 2009 - May 2010)	Current Liabilities — Gas purchase options	75,287
Noncurrent gas purchase options (June 2010 - November 2010)	Noncurrent Liabilities — Gas purchase options	14,284

Total		89,571

Total Financial Instruments, net		$(82,930)

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
The following table presents the impact that financial instruments would have had on our consolidated statements of income for the three and six months ended April 30, 2009, absent the regulatory treatment under our approved PGA procedures.

Location of (Loss)
	Amount of (Loss) Recognized		Amount of (Loss) Deferred		Recognized through
	on Derivative Instruments		Under PGA Procedures		PGA Procedures
(in thousands)
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2009	April 30, 2009	April 30, 2009	April 30, 2009
Derivatives Not Designated as Hedging Instruments under Statement 133

Gas purchase options	$(41,476)	$(82,616)	$(41,476)	$(82,616)	Cost of Gas

Total	$(41,476)	$(82,616)	$(41,476)	$(82,616)

In Tennessee, the cost of these options and all other costs related to hedging activities up to 1% of total annual gas costs are approved for recovery under the terms and conditions of our Tennessee Incentive Plan (TIP) approved by the TRA. In South Carolina, the costs of these options are pre-approved by the PSCSC for recovery from customers subject to the terms and conditions of our gas hedging plan approved by the PSCSC. In North Carolina, costs associated with our hedging program are not pre-approved by the NCUC but are treated as gas costs subject to an annual cost review proceeding by the NCUC.

Risk Management
Our OTC derivative financial instruments do not contain material credit-risk-related or other contingent features that could require us to make accelerated payments over and above payments made in the normal course of business when we are in a net liability position. At April 30, 2009, we have one International Swaps and Derivatives Association (ISDA) agreement for the purpose of securing put options as a part of our overall hedging program. The ISDA agreement specifies a net liability exceeding $50 million before we are obligated to post collateral. The net liability extended under this agreement is a function of the credit rating assigned to us by Standard & Poor’s Ratings Services (S&P), which is currently A/stable. In the event of a downgrade in our S&P credit rating to A-, the net liability available to us would decline to $40 million before we would be obligated to post collateral. The aggregate fair value of the derivative instruments that are in a net liability position on April 30, 2009 under the ISDA agreement is $12.6 million, for which we are not required to post collateral. These instruments are acquired under the provisions of our regulatory tariffs. Therefore, should credit-risk-related factors require us to deposit funds as collateral, these amounts would be treated as costs associated with our hedging programs under the recovery mechanism filed with and allowed by each of our state regulators.
We seek to identify, assess, monitor and manage risk in accordance with defined policies and procedures under an Enterprise Risk Management Policy. In addition, we have an Energy Price Risk Management Committee that monitors compliance with our hedging programs, policies and procedures.
9.	Long-Term Debt Instruments
During the six months ended April 30, 2009, we paid $.8 million to noteholders of the 6.25% insured quarterly notes. These notes have a redemption right upon the death of the owner of the notes, within specified limitations.
10.	Short-Term Debt Instruments
We have a syndicated five-year revolving credit facility with aggregate commitments totaling $450 million to meet working capital needs. This facility may be increased up to $600 million and includes annual renewal options and letters of credit. We pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. The facility provides a line of credit for letters of credit of $5 million, of which $2.4 million and $1.9 million were issued and outstanding at April 30, 2009 and October 31, 2008, respectively. These letters of credit are used to guarantee claims from self-insurance under our general liability policies. The credit facility bears interest based on the 30-day LIBOR rate plus from 15 to 35 basis points, based on our credit ratings.
Effective December 3, 2008, we entered into a syndicated seasonal credit facility with aggregate commitments totaling $150 million. Advances under this seasonal facility bore interest at a rate based on the 30-day LIBOR rate plus from 75 to 175 basis points, based on our credit ratings. This seasonal credit facility expired on March 31, 2009. We entered into this facility to provide lines of credit in addition to the senior revolving credit facility discussed above in order to have additional resources to meet seasonal cash flow requirements and general corporate needs. This seasonal credit facility replaced the two short-term credit facilities with banks for unsecured commitments totaling $75 million that were effective from October 27 and 29, 2008 through December 3, 2008.
As of April 30, 2009 and October 31, 2008, outstanding short-term borrowings under our syndicated credit facility as included in “Notes payable” in the consolidated balance sheets were $205.5 million and $406.5 million, respectively. During the three months ended April 30, 2009, short-term borrowings ranged from $186.5 million to $448 million, and interest rates ranged from ..67% to 1.67% (weighted average of .74%). During the six months ended April 30, 2009, short-term borrowings ranged from $186.5 million to $556.5 million, and interest rates ranged from .58% to 2.84% (weighted average of 1.05%). Our credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 52% at April 30, 2009.
11.	Employee Share-Based Plans
Under Board of Directors approved incentive compensation plans, eligible officers and other participants are awarded units depending upon the level of performance achieved by Piedmont during multi-year performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed.
The compensation expense related to the incentive compensation plans for the three months and six months ended April 30, 2009 and 2008, and the amounts recorded as liabilities as of April 30, 2009 and October 31, 2008 are presented below.

	Three Months		Six Months
In thousands	2009	2008	2009	2008
Compensation expense	$1,131	$959	$976	$2,286

	April 30,	October 31,
	2009	2008
Liability	$6,287	$10,749
The accrual of compensation expense is based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
Also under our incentive compensation plan, 65,000 restricted shares of our common stock with a value at the date of grant of $1.7 million were granted to our President and Chief Executive Officer on September 1, 2006. During the vesting period, any dividends paid on these shares are accrued and converted into additional shares at the closing price on the date of the dividend payment. The restricted shares and any additional shares accrued through dividends will vest over a five-year period only if he is an employee on each vesting date. We recorded compensation expense under this grant of $84,100 for the three months ended April 30, 2009 and 2008, and $168,300 for the six months ended April 30, 2009 and 2008. We are recording compensation on the straight-line method.
Shares of common stock to be issued under the incentive compensation plans are contingently issuable shares and are included in our calculation of fully diluted earnings per share.

12.	Commitments and Contingent Liabilities

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
Legal
On March 16, 2009, we filed a lawsuit in the Court of Chancery of the State of Delaware against GNGC, a wholly-owned subsidiary of AGLR. GNGC is our partner in SouthStar. The lawsuit arises from statements in AGLR’s most recently filed Form 10-K, filed with the SEC on February 5, 2009, re-characterizing GNGC’s right to purchase our interest in SouthStar as an “evergreen” right. The suit asks the Court to enter a judgment declaring that GNGC does not have such a perpetual right and that the final option to purchase our interest in SouthStar expires on November 1, 2009. Trial has been set before the Court of Chancery of the State of Delaware on August 25 and 26, 2009.
Other than described above, we have only routine litigation in the normal course of business.
Letters of Credit
We use letters of credit to guarantee claims from self-insurance under our general liability policies. We had $2.4 million in letters of credit that were issued and outstanding at April 30, 2009. Additional information concerning letters of credit is included in Note 10 to the consolidated financial statements in this Form 10-Q.
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
We are continuing to investigate and remediate the Huntersville LNG facility. Our estimate of the total cost to remediate the facility is $1.1 million, of which we have incurred $.7 million through April 30, 2009. For further information about the Huntersville LNG facility, see Note 6 to our Form 10-K for the year ended October 31, 2008.
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
Other
We have entered into a stipulation and agreement with FERC’s Office of Enforcement regarding certain instances of alleged non-compliance with FERC’s capacity release regulations regarding posting and bidding requirements for short-term releases. The agreement is subject to approval by the FERC and requires us, among other matters, to pay a penalty in settlement of the matter. The penalty, which has been accrued, did not have a material effect on our results of operations.

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
Executive Overview
Piedmont Natural Gas Company, Inc., which began operations in 1951, is an energy services company whose principal business is the distribution of natural gas to over one million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including 61,000 customers served by municipalities who are our wholesale customers. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, interstate natural gas storage and intrastate natural gas transportation.
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
We have two reportable business segments, regulated utility and non-utility activities. The regulated utility segment is the largest segment of our business with approximately 97% of our consolidated assets. Factors critical to the success of the regulated segment include a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. For the six months ended April 30, 2009, 80% of our earnings before taxes came from our regulated utility segment. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses that are involved in unregulated retail natural gas marketing, interstate natural gas storage and intrastate natural gas transportation. For further information on business segments, see Note 6 to the consolidated financial statements in this Form 10-Q. For information about our equity method investments, see Note 7 to the consolidated financial statements in this Form 10-Q.
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
Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and the opportunity to earn a fair rate of return for our shareholders. In North Carolina, a margin decoupling mechanism provides for the recovery of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism results in semi-annual rate adjustments to refund any over-collection of margin or recover any under-collection of margin. We have weather normalization adjustment (WNA) mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal weather on bills rendered during the months of November through March for residential and commercial customers. The WNA formula calculates the actual weather variance from normal, using 30 years of history, which results in an increase in revenues when weather is warmer than normal and a decrease in revenues when weather is colder than normal. The gas cost portion of our costs is recoverable through PGA procedures and is not affected by the margin decoupling mechanism or the WNA.
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
Our current customer growth projections for fiscal 2009 are gross customer additions in the range of 1-1.5% and an increase of .5-1% in the number of net customers billed. This compares to fiscal year 2008 gross and net customer increases of approximately 2%.
Under current economic conditions, it may become more difficult for customers to pay their gas bills, leading to slower collections and higher-than-normal levels of accounts receivable and ultimately increasing the non-gas bad debt expense. With a slower turnover of accounts receivable, our level of borrowings could increase in order to meet our working capital needs.
Our strategic focus is on our core business of providing safe, reliable and quality natural gas distribution service to our customers in the growing Southeast market area. Part of our strategic plan is to responsibly manage our gas distribution business through control of our operating costs, implementation of new technologies and sound rate and regulatory initiatives. We are working to enhance the value and growth of our utility assets by good management of capital spending, including improvements for current customers and the pursuit of profitable customer growth opportunities in our service areas. We strive to provide excellent customer service by investing in technology, processes and people. We work with our state regulators to maintain fair rates of return and balance the interests of our customers and shareholders.
We seek to maintain a long-term debt-to-capitalization ratio within a range of 45% to 50%. We also seek to maintain a strong balance sheet and investment-grade credit ratings to support our operating and investment needs.

We will continue our efforts to promote natural gas and to inform consumers about the environmental benefits of using natural gas directly in their homes and businesses for the most efficient use of natural gas. This positions us, now and into the future, as an environmentally responsible energy choice for our customers.
We remain focused on implementing and improving our underlying business processes while at the same time monitoring economic and other ongoing developments in order to ensure that our operations and business plan stay in step with these developments.
We invest in joint ventures to complement or supplement income from our regulated utility operations if an opportunity aligns with our overall business strategies and allows us to leverage our core competencies. We analyze and evaluate potential projects with a major factor being a projected rate of return greater than the returns allowed in our utility operations due to the higher risk of such projects. We participate in the governance of our ventures by having management representatives on the governing boards. We monitor actual performance against expectations, and any decision to exit an existing joint venture would be based on many factors, including performance results and continued alignment with our business strategies, or in the case of SouthStar, the exercise of an option by a member to purchase our interest. For further information, see Note 7 to the consolidated financial statements in this Form 10-Q.
Results of Operations
We reported net income of $53.5 million for the three months ended April 30, 2009 as compared to $48.6 million for the same period in 2008. The following table sets forth a comparison of the components of our consolidated statements of income for the three months ended April 30, 2009 as compared with the three months ended April 30, 2008.

Income Statement Components

	Three Months Ended April 30			Percent
In thousands, except per share amounts	2009	2008	Variance	Change
Operating Revenues	$455,432	$634,178	$(178,746)	(28.2)%
Cost of Gas	285,479	472,897	(187,418)	(39.6)%

Margin	169,953	161,281	8,672	5.4%

Operations and Maintenance	53,352	53,282	70	0.1%
Depreciation	24,306	22,893	1,413	6.2%
General Taxes	8,657	8,407	250	3.0%
Income Taxes	28,287	24,877	3,410	13.7%

Total Operating Expenses	114,602	109,459	5,143	4.7%

Operating Income	55,351	51,822	3,529	6.8%
Other Income (Expense), net of tax	10,086	10,315	(229)	(2.2)%
Utility Interest Charges	11,912	13,513	(1,601)	(11.8)%

Net Income	$53,525	$48,624	$4,901	10.1%

Average Shares of Common Stock:
Basic	73,239	73,418	(179)	(0.2)%
Diluted	73,514	73,677	(163)	(0.2)%

Earnings Per Share of Common Stock:
Basic	$0.73	$0.66	$0.07	10.6%
Diluted	$0.73	$0.66	$0.07	10.6%

We reported net income of $134.4 million for the six months ended April 30, 2009 as compared to $130.9 million for the same period in 2008. The following table sets forth a comparison of the components of our consolidated statements of income for the six months ended April 30, 2009 as compared with the six months ended April 30, 2008.

Income Statement Components

	Six Months Ended April 30			Percent
In thousands, except per share amounts	2009	2008	Variance	Change
Operating Revenues	$1,235,076	$1,422,648	$(187,572)	(13.2)%
Cost of Gas	844,440	1,034,341	(189,901)	(18.4)%

Margin	390,636	388,307	2,329	0.6%

Operations and Maintenance	104,077	105,859	(1,782)	(1.7)%
Depreciation	48,448	45,598	2,850	6.3%
General Taxes	17,394	17,153	241	1.4%
Income Taxes	77,235	75,938	1,297	1.7%

Total Operating Expenses	247,154	244,548	2,606	1.1%

Operating Income	143,482	143,759	(277)	(0.2)%
Other Income (Expense), net of tax	15,844	15,785	59	0.4%
Utility Interest Charges	24,925	28,651	(3,726)	(13.0)%

Net Income	$134,401	$130,893	$3,508	2.7%

Average Shares of Common Stock:
Basic	73,280	73,348	(68)	(0.1)%
Diluted	73,582	73,617	(35)	—%

Earnings Per Share of Common Stock:
Basic	$1.83	$1.78	$0.05	2.8%
Diluted	$1.83	$1.78	$0.05	2.8%

Key statistics are shown in the table below for the three months ended April 30, 2009 and 2008.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended
	April 30			Percent
	2009	2008	Variance	Change
Deliveries in Dekatherms (in thousands):
Sales Volumes	34,870	34,869	1	—%
Transportation Volumes	22,583	19,593	2,990	15.3%

Throughput	57,453	54,462	2,991	5.5%

Secondary Market Volumes	9,576	16,052	(6,476)	(40.3)%

Customers Billed (at period end)	964,623	963,266	1,357	0.1%
Gross Customer Additions	2,337	4,481	(2,144)	(47.8)%

Degree Days
Actual	1,204	1,163	41	3.5%
Normal	1,212	1,226	(14)	(1.1)%
Percent warmer than normal	0.7%	5.1%	n/a	n/a

Number of Employees (at period end)	1,829	1,859	(30)	(1.6)%

Key statistics are shown in the table below for the six months ended April 30, 2009 and 2008.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Six Months Ended
	April 30			Percent
	2009	2008	Variance	Change
Deliveries in Dekatherms (in thousands):
Sales Volumes	87,246	84,064	3,182	3.8%
Transportation Volumes	46,738	42,952	3,786	8.8%

Throughput	133,984	127,016	6,968	5.5%

Secondary Market Volumes	22,968	32,137	(9,169)	(28.5)%

Customers Billed (at period end)	964,623	963,266	1,357	0.1%
Gross Customer Additions	6,250	11,644	(5,394)	(46.3)%

Degree Days
Actual	3,148	2,918	230	7.9%
Normal	3,068	3,095	(27)	(0.9)%
Percent (colder) warmer than normal	(2.6)%	5.7%	n/a	n/a

Number of Employees (at period end)	1,829	1,859	(30)	(1.6)%

Operating Revenues
Operating revenues decreased $178.7 million for the three months ended April 30, 2009 compared with the same period in 2008 primarily due to the following decreases:
•	$109.8 million from revenues in secondary market transactions due to decreased activity and gas costs. Secondary market transactions consist of off-system sales and capacity release arrangements and are a part of our regulatory gas supply management program with regulatory-approved sharing mechanisms between our utility customers and our shareholders.

•	$56.1 million primarily from commodity and demand costs passed through to sales customers.

•	$9.2 million from revenues under the margin decoupling mechanism.

•	$2.5 million of commodity gas costs related to volumes delivered to sales customers.

•	$1.2 million from a decrease in volumes delivered to transportation customers other than power generation.

•	$.8 million from revenues under the WNA in South Carolina and Tennessee.
Operating revenues decreased $187.6 million for the six months ended April 30, 2009 compared with the same period in 2008 primarily due to the following decreases:
•	$146.8 million from revenues in secondary market transactions due to decreased activity and gas costs.

•	$30.2 million from revenues under the margin decoupling mechanism.

•	$22.5 million primarily from commodity and demand costs passed through to sales customers.

•	$7.6 million from revenues under the WNA in South Carolina and Tennessee.

•	$2.6 million from a decrease in volumes delivered to transportation customers other than power generation.

These decreases were partially offset by an increase of $22.9 million of commodity gas costs from higher volume deliveries to sales customers.
Cost of Gas
Cost of gas decreased $187.4 million for the three months ended April 30, 2009 compared with the same period in 2008 primarily due to the following decreases:
•	$108.9 million from commodity gas costs in secondary market transactions due to decreased activity and gas costs.

•	$57.6 million from commodity and demand costs passed through to sales customers.

•	$2.5 million of commodity gas costs related to volumes delivered to sales customers.
Cost of gas decreased $189.9 million for the six months ended April 30, 2009 compared with the same period in 2008 primarily due to the following decreases:
•	$147.1 million from commodity gas costs in secondary market transactions due to decreased activity and gas costs.

•	$48.6 million from commodity and demand costs passed through to sales customers.
These decreases were partially offset by an increase of $22.9 million of commodity gas costs from higher volume deliveries to sales customers.
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
Margin
Margin increased $8.7 million for the three months ended April 30, 2009 compared with the same period in 2008 primarily due to the following increases:
•	$4.7 million from net adjustments to gas costs, inventory, supplier refunds and lost and unaccounted for gas due to regulatory gas cost accounting reviews. This increase reflects $3.3 million of negative adjustments in 2008.

•	$3.4 million from increased rates approved in the North Carolina general rate case effective November 1, 2008.

•	$2.2 million from growth and increased volumes in our residential and commercial markets.
These increases were partially offset by $2.4 million from decreased volumes delivered to industrial customers due to the impact of the economic downturn.
Margin increased $2.3 million for the six months ended April 30, 2009 compared with the same period in 2008 primarily due to the following increases:

•	$4.6 million from increased rates approved in the North Carolina general rate case effective November 1, 2008.

•	$1.9 million from growth and increased volumes in our residential and commercial markets.

•	$.8 million from conservation programs in the prior year.

•	$.3 million from monthly capacity release and off-system sales transactions.
These increases were partially offset by the following decreases:
•	$4.8 million from decreased volumes delivered to industrial customers.

•	$.5 million from net adjustments to gas costs, inventory, supplier refunds and lost and unaccounted for gas due to regulatory gas cost accounting reviews.
Our utility margin is defined as natural gas revenues less natural gas commodity purchases and fixed gas costs for transportation and storage capacity. Margin, rather than revenues, is used by management to evaluate utility operations due to the impact of volatile wholesale commodity prices and resulting gas costs which are 56% of revenues and transportation and storage costs which are 5% of revenues for the six months ended April 30, 2009.
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
Operations and Maintenance Expenses
Operations and maintenance expenses were comparable for the three months ended April 30, 2009 compared with the same period in 2008.
Operations and maintenance expenses decreased $1.8 million for the six months ended April 30, 2009 compared with the same period in 2008 primarily due to decreases in employee benefits due to reductions in pension expense from changes in plan design and lower group insurance expense from claims experience and fewer employees.
Depreciation
Depreciation expense increased $1.4 million and $2.9 million for the three months and six months ended April 30, 2009 compared with the same period in 2008, respectively, primarily due to increases in plant in service.
General Taxes
General taxes were comparable for the three months and six months ended April 30, 2009 as compared with the same period in 2008.

Other Income (Expense)
Other Income (Expense) is comprised of income from equity method investments, non-operating income, non-operating expense and income taxes related to these items. Non-operating income includes non-regulated merchandising and service work, subsidiary operations, interest income and other miscellaneous income. Non-operating expense is comprised of charitable contributions and other miscellaneous expenses.
Other Income (Expense) components were comparable for the three months ended April 30, 2009 as compared with the same period in 2008. The primary change to Other Income (Expense) for the six months ended April 30, 2009 as compared with the same period in 2008 was in income from equity method investments. All other changes were insignificant for the period.
Income from equity method investments increased $1.2 million for the six months ended April 30, 2009 as compared with the same period in 2008 primarily due to the following:
•	$1.8 million increase in earnings from SouthStar primarily due to higher contributions from the management of storage and transportation assets, a 2008 pricing settlement with the Georgia regulatory commission and higher operating margins in Ohio, partially offset by a change in retail pricing plan mix and a decrease in the average number of customers and lower of cost or market inventory adjustments.

•	$.5 million decrease in earnings from Hardy Storage primarily due to lower revenues and interest income along with higher operations and maintenance expenses and property taxes and the amortization of deferred interest on financing fees.
Utility Interest Charges
Utility interest charges decreased $1.6 million for the three months ended April 30, 2009 compared with the same period in 2008 primarily due to the following:
•	$1.9 million decrease in net interest expense on amounts due to/from customers due to higher net receivables in the current period.

•	$.5 million decrease in interest on short-term debt primarily due to the average interest rate of the current period being 250 basis points lower than the prior year period which more than offset higher levels of borrowing in the current period.

•	$.7 million increase in the allowance for borrowed funds.
Utility interest charges decreased $3.7 million for the six months ended April 30, 2009 compared with the same period in 2008 primarily due to the following:
•	$2.7 million decrease in net interest expense on amounts due to/from customers due to higher net receivables in the current period.

•	$2.2 million decrease in interest on short-term debt primarily due to the average interest rate of the current period being 320 basis points lower than the prior year period even though borrowings were higher in the current period.

•	$1 million increase in the allowance for borrowed funds.

Financial Condition and Liquidity
To meet our capital and liquidity requirements, we rely on certain resources, including cash flows from operating activities, access to capital markets, cash generated from our investments in joint ventures and short-term bank borrowings. We access our short-term credit facilities to finance our working capital needs and growth. Although the credit markets tightened in the latter half of 2008, we believe that these sources, including amounts available to us under our existing facility, will continue to allow us to meet our needs for working capital, construction expenditures, investments in joint ventures, anticipated debt redemptions and dividend payments.
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
Net cash provided by operating activities was $317.3 million and $271.6 million for the six months ended April 30, 2009 and 2008, respectively. Net cash provided by operating activities reflects a $3.5 million increase in net income for 2009 compared with 2008. The effect of changes in working capital on net cash provided by operating activities is described below:

•	Trade accounts receivable and unbilled utility revenues increased $39.9 million in the current period primarily due to increased amounts billed to customers in 2009 as compared with 2008 due to higher volumes delivered. Volumes sold to residential and commercial customers increased 6.3 million dekatherms as compared with the same prior period primarily due to weather that was 8% colder. Total throughput increased 7 million dekatherms as compared with the same prior period.

•	Net amounts due from customers increased $49.9 million primarily resulting from realized and unrealized losses on hedging activities, partially offset by decreases for gas cost differences deferred and the impact of the decrease in amounts recorded under the margin decoupling mechanism.

•	Gas in storage decreased $97.6 million in the current period primarily due to withdrawals from gas in storage and a decrease in the average cost of gas in storage as compared to the prior year.

•	Prepaid gas costs decreased $63.3 million in the current period primarily due to gas becoming available for sale during the period. Under some gas supply contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the winter heating season.

•	Trade accounts payable decreased $19.3 million in the current period primarily due to decreased gas costs.
Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs and fixed and variable non-gas costs and the opportunity to earn a fair return for our shareholders. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA in South Carolina and Tennessee generated credits to customers of $.8 million and charges of $6.8 million in the six months ended April 30, 2009 and 2008, respectively. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in a deferred account for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism reduced margin by $3.8 million and increased margin by $26.4 million in the six months ended April 30, 2009 and 2008, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanism.
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
Cash Flows from Investing Activities. Net cash used in investing activities was $52.7 million and $93.4 million for the six months ended April 30, 2009 and 2008, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the six months ended April 30, 2009 were $52.4 million as compared to $84.5 million in the same prior period primarily due to lower system infrastructure investments consistent with slower customer growth.
We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements. This program primarily supports our system infrastructure and the growth in our customer base. Gross utility construction expenditures totaling $172 million are forecasted for 2009, a reduction of $74 million to our original budget. The change in our construction expenditures forecast primarily reflects the deferral of $53 million for the Robeson LNG storage project and the deferral of $18 million for pipeline infrastructure to serve new gas fired power generation markets in North Carolina. We are not contractually obligated to expend capital until the work is completed.
In May 2009, we contributed $.9 million to our Hardy Storage joint venture as part of our equity contribution for construction of the FERC regulated interstate storage facility.
Cash Flows from Financing Activities. Net cash used in financing activities was $251 million and $176.2 million for the six months ended April 30, 2009 and 2008, respectively. Funds are primarily provided from bank borrowings and the issuance of common stock through dividend reinvestment and employee stock plans, net of purchases under the common stock repurchase program. We may sell common stock and long-term debt when market and other conditions favor such long-term financing. Funds are primarily used to pay down outstanding short-term borrowings, to repurchase common stock under the common stock repurchase program and to pay quarterly dividends on our common stock. As of April 30, 2009, our current assets were $548.7 million and our current liabilities were $511.8 million primarily due to seasonal requirements as discussed above.
As of April 30, 2009, we had committed lines of credit under our syndicated credit facility of $450 million with the ability to expand up to $600 million, for which we pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. Outstanding short-term borrowings decreased from $406.5 million as of October 31, 2008 to $205.5 million as of April 30, 2009 primarily due to the collections of amounts that had been billed to customers during the winter months, partially offset by the purchase of shares under our ASR program, payments for interest on long-term debt and property taxes and payments to suppliers for the winter heating season. During the six months ended April 30, 2009, short-term borrowings ranged from $186.5 million to $556.5 million, and interest rates ranged from .58% to 2.84% (weighted average of 1.05%).
As of April 30, 2009, under our syndicated credit facility, we had available letters of credit of $5 million of which $2.4 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general liability policies. As of April 30, 2009, unused lines of credit available under our syndicated credit facility, including the issuance of the letters of credit, totaled $242.1 million.
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
Due to the economic downturn and lower customer growth projections, we have delayed the Robeson County LNG project, as well as other capital expenditures as mentioned above. At this time, we do not anticipate issuing long-term debt in fiscal 2009. However, we will continue to monitor customer growth trends in our markets and the timing of any infrastructure investments that would require the need for additional long-term debt.
During the six months ended April 30, 2009, we issued $7.6 million of common stock through dividend reinvestment and stock purchase plans.
From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program and our ASR program as described in Part II, Item 2 of this Form 10-Q. On March 6, 2009, the Board of Directors authorized the consolidation of these programs and the repurchase of up to an additional 4 million shares. Upon this authorization, 7,010,074 shares were available for repurchase. Such shares will be cancelled and become authorized but unissued shares available for issuance under our dividend reinvestment, employee stock purchase and incentive compensation plans.
On March 20, 2009, through an ASR agreement with an investment bank, we repurchased and retired 700,000 shares of common stock for $18.4 million. On April 21, 2009, final settlement of the transaction occurred, and we received cash of $.6 million from the investment bank.
We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which long-term debt was issued restrict the amount of cash dividends that may be paid. As of April 30, 2009, our retained earnings were not restricted. On June 5, 2009, the Board of Directors declared a quarterly dividend on common stock of $.27 per share, payable July 15, 2009 to shareholders of record at the close of business on June 25, 2009.
Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. As of April 30, 2009, our capitalization, including current maturities of long-term debt, consisted of 46% in long-term debt and 54% in common equity.
The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of April 30, 2009 and 2008, and October 31, 2008, are summarized in the table below.

	April 30		October 31		April 30
In thousands	2009	Percentage	2008	Percentage	2008	Percentage
Short-term debt	$205,500	10%	$406,500	19%	$78,500	4%
Current portion of long-term debt	30,000	1%	30,000	1%	—	—%
Long-term debt	793,471	40%	794,261	38%	824,713	45%

Total debt	1,028,971	51%	1,230,761	58%	903,213	49%
Common stockholders’ equity	969,852	49%	887,244	42%	951,130	51%

Total capitalization (including short-term debt)	$1,998,823	100%	$2,118,005	100%	$1,854,343	100%

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
As of April 30, 2009, all of our long-term debt was unsecured. Our long-term debt is rated “A” by S&P and “A3” by Moody’s Investors Service. Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.
We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all our debt agreements. As of April 30, 2009, there has been no event of default giving rise to acceleration of our debt.
Estimated Future Contractual Obligations
During the three months ended April 30, 2009, there were no material changes to our estimated future contractual obligations that were disclosed in our Form 10-K for the year ended October 31, 2008, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases and letters of credit that were discussed in Note 6 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2008 and the credit extended by our counterparty in OTC derivative contracts as discussed in Note 8 to the consolidated financial statements in this Form 10-Q.

Piedmont Energy Partners, Inc., a wholly owned subsidiary of Piedmont, has entered into a guaranty in the normal course of business. The guaranty involves some levels of performance and credit risk that are not included on our consolidated balance sheets. We have recorded an estimated liability of $1.2 million as of April 30, 2009 and October 31, 2008, respectively. The possibility of having to perform on the guaranty is largely dependent upon the future operations of Hardy Storage, third parties or the occurrence of certain future events. For further information on this guaranty, see Note 7 to the consolidated financial statements in this Form 10-Q.
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
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (Statement 161). Statement 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), by requiring expanded qualitative, quantitative and credit-risk disclosures about derivative instruments and hedging activities. We adopted Statement 161 effective on February 1, 2009 for derivatives that we record on the consolidated balance sheets in accordance with Statement 133. The disclosure requirements are presented in “Quantitative and Qualitative Disclosures” in Note 8 to the consolidated financial statements in this Form 10-Q.
In December 2008, the FASB issued FSP FAS 132(R)-1, that amended SFAS No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” that requires additional disclosures about plan assets of defined benefit pension and other postretirement plans. This staff position requires that employers provide more transparency about the assets held by retirement plans or other postretirement employee benefit plans, the concentration of risk in those plans and information about the fair value measurements of plan assets similar to the disclosures required by SFAS No. 157, “Fair Value Measurements” (Statement 157). FSP FAS 132(R)-1 is

effective for fiscal years ending after December 15, 2009, with earlier application permitted. Since this staff position only requires additional disclosures about plan assets of defined benefit pension and other postretirement plans, it is not expected to have a material impact on our financial position, results of operations or cash flows. We will adopt FSP FAS 132(R)-1 during our fiscal year ending October 31, 2010.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) APB 28-1, “Interim Disclosures about Fair Values of Financial Instruments,” that amends SFAS 107, “Disclosures about Fair Values of Financial Instruments” (Statement 107), and requires that publicly traded companies disclose the fair value of financial instruments during interim reporting, in addition to the information provided annually. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require the interim disclosures. This FSP is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 this quarter. Comparative information is not required at initial adoption. The disclosure requirements are presented in “Fair Value Measurements” in Note 8 to the consolidated financial statements in this Form 10-Q.
Also in April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating the fair value in accordance with Statement 157 when the volume and level of activity for the asset or liability have significantly decreased. We adopted FSP FAS 157-4 effective this quarter, as concurrent adoption of this FSP is required with the early adoption of FSP FAS 107-1 and APB 28-1. The adoption had no impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (Statement 165). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. Statement 165 is effective for interim and annual periods ending after June 15, 2009. We do not expect Statement 165 to have a material impact on our financial position, results of operations or cash flows. We will adopt Statement 165 during the period ending July 31, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various forms of market risk, including the credit risk of our suppliers and our customers, interest rate risk, commodity price risk and weather risk. We seek to identify, assess, monitor and manage market risk and credit risk in accordance with defined policies and procedures under an Enterprise Risk Management Policy and with the direction of the Energy Price Risk Management Committee. Risk management is guided by senior management with Board of Directors’ oversight, and senior management takes an active role in the development of policies and procedures.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on short-term debt. As of April 30, 2009, all of our long-term debt was issued at fixed rates, and therefore not subject to interest rate risk.
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
As of April 30, 2009, we had $205.5 million of short-term debt outstanding under our syndicated credit facility at a weighted average interest rate of .71%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $.7 million during the three months ended April 30, 2009 and $2.8 million during the six months ended April 30, 2009.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in

Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We have only routine litigation in the normal course of business.
Item 1A. Risk Factors
During the six months ended April 30, 2009, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     c) Issuer Purchases of Equity Securities.
     The following table provides information with respect to purchases of common stock under the Common Stock Open Market Purchase Program, including the accelerated stock repurchase program, during the three months ended April 30, 2009.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	Under the Program *
Beginning of the period				3,010,074
02/01/09 - 02/28/09	—	$—	—	3,010,074
03/01/09 - 03/31/09	700,000	$25.51	700,000	6,310,074
04/01/09 - 04/30/09	—	$—	—	6,310,074

Total	700,000	$25.51	700,000

*	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment, stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. These combined actions increased the total authorized share repurchases from three million to ten million shares. The additional four million shares are referred to as our accelerated share repurchase program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.
The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of April 30, 2009, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Shareholders on March 6, 2009 to elect four directors, to ratify the selection of our independent registered public accounting firm and to approve an amendment to our Articles of Incorporation eliminating the classified structure of the Board of Directors. The record date for determining the shareholders entitled to receive notice of and to vote at the meeting was January 7, 2009. We solicited proxies for the meeting according to section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management’s solicitations.
Shareholders elected all of the nominees for director as listed in the proxy statement by the following votes:

	Voted	Voted	NOT
	FOR	WITHHELD	VOTED
For terms expiring in 2012:
E. James Burton	59,490,910	1,053,625	12,811,527
John W. Harris	51,937,954	8,606,581	12,811,527
Aubrey B. Harwell, Jr.	59,452,459	1,092,076	12,811,527
David E. Shi	59,509,860	1,034,675	12,811,527
The current terms of continuing directors Jerry W. Amos, Vicki McElreath, Thomas E. Skains and Frankie T. Jones, Sr. will expire at our annual meeting in 2010. The current terms of continuing directors Malcolm E. Everett III, Muriel W. Sheubrooks, Frank B. Holding, Jr., and Minor M. Shaw will expire at our annual meeting in 2011.
Shareholders ratified the selection by the Board of Directors of the firm Deloitte & Touche LLP as our independent public accounting firm for the fiscal year ending October 31, 2009, by the following vote:

Voted	Voted	Voted	Non-	NOT
FOR	AGAINST	ABSTAINING	Votes	VOTED
59,510,158	739,784	294,593	-	12,811,527
An affirmative vote of at least 80% of the outstanding shares entitled to vote in the election of directors was required to adopt the proposed amendment to our articles of incorporation to eliminate classification of the Board of Directors. The proposal received less than the 80% affirmative vote required for its adoption and was not approved by the following vote:

Voted	Voted	Voted	Non-	NOT
FOR	AGAINST	ABSTAINING	Votes	VOTED
57,950,700	1,513,425	1,080,397	13	12,811,527

Item 6. Exhibits
Compensatory Contracts:
10.1	Piedmont Natural Gas Company Employee Stock Purchase Plan, amended and restated as of April 1, 2009 (Exhibit 4.1, Form 8-K dated April 13, 2009).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc. (Registrant)

Date June 5, 2009	/s/ David J. Dzuricky
David J. Dzuricky Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date June 5, 2009	/s/ Jose M. Simon
Jose M. Simon Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended April 30, 2009
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