Form 10-Q
period 2009-07-31
PIEDMONT NATURAL GAS CO INC
filed 2009-09-04
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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
Registrant’s telephone number, including area code (704) 364-3120
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2009

Common Stock, no par value	73,110,548

Piedmont Natural Gas Company, Inc.
Form 10-Q
for
July 31, 2009

		Page

Part I.	Financial Information

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	43

Part II.	Other Information

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6.	Exhibits	45

	Signatures	46
EX-3.1
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands)

	July 31,	October 31,
	2009	2008

ASSETS
Utility Plant:
Utility plant in service	$3,043,513	$2,997,186
Less accumulated depreciation	864,097	813,822

Utility plant in service, net	2,179,416	2,183,364
Construction work in progress	81,883	57,470
Plant held for future use	6,751	—

Total utility plant, net	2,268,050	2,240,834

Other Physical Property, at cost (net of accumulated
depreciation of $2,462 in 2009 and $2,351 in 2008)	754	864

Current Assets:
Cash and cash equivalents	13,219	6,991
Trade accounts receivable (less allowance for doubtful
accounts of $1,949 in 2009 and $1,066 in 2008)	76,211	82,346
Income taxes receivable	27,821	731
Other receivables	4,287	393
Unbilled utility revenues	10,801	51,819
Inventories:
Gas in storage	107,668	190,275
Materials, supplies and merchandise	5,357	6,524
Gas purchase options, at fair value	4,660	22,645
Amounts due from customers	208,970	181,745
Prepayments	35,332	79,831
Other	96	96

Total current assets	494,422	623,396

Noncurrent Assets:
Equity method investments in non-utility activities	101,748	99,214
Goodwill	48,852	48,852
Marketable securities, at fair value	421	—
Overfunded postretirement asset	28,634	6,797
Regulatory asset for postretirement benefits	29,879	28,732
Gas purchase options, at fair value	1,979	32,434
Unamortized debt expense	9,357	9,915
Regulatory cost of removal asset	6,958	6,398
Other	44,472	40,965

Total noncurrent assets	272,300	273,307

Total	$3,035,526	$3,138,401

See notes to consolidated financial statements.

	July 31,	October 31,
	2009	2008
(In thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value — 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000; shares outstanding: 73,092 in 2009 and 73,246 in 2008	467,511	471,565
Paid-in capital	1,192	763
Retained earnings	482,616	414,246
Accumulated other comprehensive income (loss)	(3,413)	670

Total stockholders’ equity	947,906	887,244
Long-term debt	792,815	794,261

Total capitalization	1,740,721	1,681,505

Current Liabilities:
Current maturities of long-term debt	30,000	30,000
Notes payable	257,500	406,500
Trade accounts payable	50,784	91,142
Other accounts payable	26,916	45,148
Income taxes accrued	—	4,414
Accrued interest	11,887	22,777
Customers’ deposits	24,165	23,881
Deferred income taxes	31,595	6,878
General taxes accrued	14,149	18,932
Gas purchase options, at fair value	49,440	42,205
Other	5,136	12,300

Total current liabilities	501,572	704,177

Noncurrent Liabilities:
Deferred income taxes	345,099	305,362
Unamortized federal investment tax credits	2,378	2,626
Regulatory liability for postretirement benefits	372	372
Accumulated provision for postretirement benefits	17,129	16,257
Cost of removal obligations	387,745	367,450
Gas purchase options, at fair value	4,604	22,177
Other	35,906	38,475

Total noncurrent liabilities	793,233	752,719

Commitments and Contingencies (Note 11)

Total	$3,035,526	$3,138,401

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2009	2008	2009	2008

Operating Revenues	$180,201	$354,709	$1,415,276	$1,777,357
Cost of Gas	99,362	277,689	943,802	1,312,031

Margin	80,839	77,020	471,474	465,326

Operating Expenses:
Operations and maintenance	50,124	49,738	154,200	155,598
Depreciation	24,488	23,581	72,937	69,179
General taxes	8,841	7,928	26,235	25,080
Income taxes	(4,199)	(6,846)	73,035	69,092

Total operating expenses	79,254	74,401	326,407	318,949

Operating Income	1,585	2,619	145,067	146,377

Other Income (Expense):
Income from equity method investments	3,828	4,278	31,449	30,730
Non-operating income (loss)	(51)	(87)	(149)	541
Non-operating expense	(749)	(251)	(1,955)	(1,317)
Income taxes	(866)	(1,410)	(11,339)	(11,638)

Total other income (expense)	2,162	2,530	18,006	18,316

Utility Interest Charges:
Interest on long-term debt	13,829	13,866	41,500	41,588
Allowance for borrowed funds used during construction	(483)	(1,288)	(1,710)	(3,473)
Other	(2,299)	249	(3,818)	3,364

Total utility interest charges	11,047	12,827	35,972	41,479

Net Income (Loss)	$(7,300)	$(7,678)	$127,101	$123,214

Average Shares of Common Stock:
Basic	72,983	73,368	73,180	73,355
Diluted	72,983	73,368	73,476	73,628

Earnings (Loss) Per Share of Common Stock:
Basic	$(0.10)	$(0.10)	$1.74	$1.68
Diluted	$(0.10)	$(0.10)	$1.73	$1.67

Cash Dividends Per Share of Common Stock	$0.27	$0.26	$0.80	$0.77
See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	July 31
	2009	2008
Cash Flows from Operating Activities:
Net income	$127,101	$123,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,827	72,504
Amortization of investment tax credits	(248)	(275)
Allowance for doubtful accounts	883	1,816
Gain on sale of property	(418)	(201)
Earnings from equity method investments	(31,449)	(30,730)
Distributions of earnings from equity method investments	22,750	33,041
Deferred income taxes	67,083	45,413
Stock-based compensation expense	252	252
Changes in assets and liabilities:
Gas purchase options, at fair value	38,102	10,504
Receivables	42,376	(9,501)
Inventories	83,774	(38,077)
Amounts due from customers	(27,225)	2,648
Settlement of legal asset retirement obligations	(1,127)	(960)
Overfunded postretirement asset	(21,837)	(9,390)
Regulatory asset for postretirement benefits	(1,147)	500
Other assets	12,146	26,867
Accounts payable	(56,141)	32,665
Amounts due to customers	—	6,886
Regulatory liability for postretirement benefits	—	(1,420)
Provision for postretirement benefits	872	569
Other liabilities	(26,480)	(12,200)

Net cash provided by operating activities	306,094	254,125

Cash Flows from Investing Activities:
Utility construction expenditures	(83,208)	(140,952)
Allowance for funds used during construction	(1,710)	(3,473)
Contributions to equity method investments	(862)	(10,790)
Distributions of capital from equity method investments	315	121
Proceeds from sale of property	644	2,043
Decrease in restricted cash	—	2,196
Investment in marketable securities	(373)	—
Other	1,258	1,593

Net cash used in investing activities	(83,936)	(149,262)

Cash Flows from Financing Activities:
Decrease in notes payable, net	(149,000)	(26,000)
Retirement of long-term debt	(1,446)	(354)
Expenses related to expansion of the short-term facility	—	(106)
Issuance of common stock through dividend reinvestment and employee stock plans	11,048	11,637
Repurchases of common stock	(17,857)	(36,228)
Dividends paid	(58,624)	(56,474)
Other	(51)	—

Net cash used in financing activities	(215,930)	(107,525)

Net Increase (Decrease) in Cash and Cash Equivalents	6,228	(2,662)
Cash and Cash Equivalents at Beginning of Period	6,991	7,515

Cash and Cash Equivalents at End of Period	$13,219	$4,853

Noncash Investing and Financing Activities:
Accrued construction expenditures	$2,449	$908
Guaranty	—	101
See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2009	2008	2009	2008

Net Income (Loss)	$(7,300)	$(7,678)	$127,101	$123,214

Other Comprehensive Income:
Unrealized (loss) gain from hedging activities of equity method investments, net of tax of ($257) and $524 for the three months ended July 31, 2009 and 2008, respectively, and ($3,626) and $994 for the nine months ended July 31, 2009 and 2008, respectively	(400)	814	(5,629)	1,552
Reclassification adjustment from hedging activities of equity method investments included in net income, net of tax of $1,253 and ($263) for the three months ended July 31, 2009 and 2008, respectively, and $997 and ($1,059) for the nine months ended July 31, 2009 and 2008, respectively	1,946	(411)	1,546	(1,652)

Total Comprehensive Income (Loss)	$(5,754)	$(7,275)	$123,018	$123,114

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
1. Summary of Significant Accounting Policies
     Unaudited Interim Financial Information
The consolidated financial statements have not been audited. We have prepared the unaudited consolidated financial statements under the rules of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America are omitted in this interim report under these SEC rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the year ended October 31, 2008.
      Seasonality and Use of Estimates
The unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at July 31, 2009 and October 31, 2008, the results of operations for the three months and nine months ended July 31, 2009 and 2008, and cash flows for the nine months ended July 31, 2009 and 2008. Our business is seasonal in nature. The results of operations for the three months and nine months ended July 31, 2009 do not necessarily reflect the results to be expected for the full year.
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
      Significant Accounting Policies
Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2008. There were no significant changes to those accounting policies during the nine months ended July 31, 2009 other than the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) FSP FIN 39-1. For further information on the adoption of FSP FIN 39-1, see Note 7 to the consolidated financial statements in this Form 10-Q.
We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. All subsequent events of which we are aware were evaluated through the filing date of this Form 10-Q. There are no subsequent events that would have a material impact on our financial position, results of operations or cash flows.
In March 2009, we deferred the development and construction of our previously announced liquefied natural gas (LNG) peak storage facility in Robeson County, North Carolina based on revised growth projections. Based on our current growth projections, we may resume development of the project in 2011 to prepare for construction in 2012 in order to provide service in 2015. In accordance with utility accounting practice, we have classified expenditures associated with the

LNG facility as “Plant held for future use” in the consolidated balance sheets. The amount classified as held for future use includes capitalized charges for the allowance for funds used during construction through the date the amounts were transferred to plant held for future use from construction work in progress.
      Rate-Regulated Basis of Accounting
We follow Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement 71). Statement 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Statement 71, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to utility customers in future periods. The amounts recorded as regulatory assets and regulatory liabilities in the consolidated balance sheets as of July 31, 2009 and October 31, 2008 are as follows.

	July 31,	October 31,
In thousands	2009	2008

Regulatory Assets	$294,040	$263,205
Regulatory Liabilities	403,481	383,684
Inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with Statement 71. For information on related party transactions, see Note 6 to the consolidated financial statements in this Form 10-Q.
      Accounting Pronouncements
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (Statement 165). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. Statement 165 is effective for interim and annual periods ending after June 15, 2009. We adopted Statement 165 for the period ended July 31, 2009. It had no impact on our financial position, results of operations or cash flows as the result of our evaluation through the filing date for this Form 10-Q.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (Statement 168). The FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. GAAP recognized by the FASB applicable to nongovernmental entities. On the effective date of Statement 168, the ASC will supersede all existing non-SEC accounting and reporting standards. Statement 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Statement 168 will not have any impact on our financial position, results of operations or cash flows since the ASC does not change GAAP for public nongovernmental entities. We will adopt Statement 168 during the period ending October 31, 2009 and modify any GAAP references.
2. Regulatory Matters
In North Carolina and South Carolina, our recovery of gas costs is subject to annual gas cost proceedings to determine the prudence of our gas purchases. We have been found prudent in all past proceedings.
On August 3, 2009, we filed testimony with the North Carolina Utilities Commission (NCUC) in support of our gas cost purchasing and accounting practices for the twelve months ended May 31, 2009. A hearing has been scheduled for October 6, 2009. We are unable to predict the outcome of this proceeding at this time.
On August 12, 2009, the Public Service Commission of South Carolina (PSCSC) approved our purchased gas adjustments and found our gas purchasing policies to be prudent for the period covering the twelve months ended March 31, 2009.
On June 15, 2009, we filed a cost and revenue study as permitted by the Natural Gas Rate Stabilization Act with the PSCSC requesting a change in rates from those approved by the PSCSC in an order dated October 14, 2008. On September 1, 2009, we and the Office of Regulatory Staff filed a settlement agreement with the PSCSC addressing our proposed rate changes. The settlement, if approved, will result in a $1.1 million increase in margin based on a return on equity of 11.2%, effective November 1, 2009. The settlement is pending approval by the PSCSC. We are unable to predict the outcome of this proceeding at this time.
On July 16, 2009, we filed a petition with the Tennessee Regulatory Authority (TRA) requesting approval to decouple residential rates in Tennessee and to offer three energy efficiency programs to residential customers. We are proposing a margin decoupling tracker mechanism that is designed to allow us to recover from our residential customers the approved per customer margin as approved in our last general rate proceeding. The proposed energy efficiency programs in Tennessee are designed to promote energy conservation and efficiency by residential customers and are similar to approved energy efficiency programs in North Carolina. We propose to initially spend $.5 million annually on these programs with shareholder contributions of $.25 million in year one, $.15 million in year two and $.07 million in year three of the programs. We have requested an effective date of September 1, 2009. On August 24, 2009, the TRA suspended the tariff and established a contested case to address the filing. We are unable to predict the outcome of this proceeding at this time.
On July 1, 2009, we filed an annual report for the twelve months ended December 31, 2008 with the TRA that reflected the transactions in the deferred gas cost account for the Actual Cost Adjustment mechanism. We are unable to predict the outcome of this proceeding at this time.

3. Earnings per Share
We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the three months and nine months ended July 31, 2009 and 2008 is presented below.

	Three Months		Nine Months
In thousands except per share amounts	2009	2008	2009	2008

Net Income (Loss)	$(7,300)	$(7,678)	$127,101	$123,214

Average shares of common stock outstanding for basic earnings per share	72,983	73,368	73,180	73,355
Contingently issuable shares under incentive compensation plans *	—	—	296	273

Average shares of dilutive stock	72,983	73,368	73,476	73,628

Earnings (Loss) Per Share of Common Stock:
Basic	$(0.10)	$(0.10)	$1.74	$1.68
Diluted	$(0.10)	$(0.10)	$1.73	$1.67

*	For the three months ended July 31, 2009 and 2008, the inclusion of 276 and 268 contingently issuable shares, respectively, would have been antidilutive.
4. Employee Benefit Plans
Effective January 1, 2008, we amended our noncontributory defined benefit pension plan, other postretirement employee benefits (OPEB) plan and our 401(k) plans. These amendments applied to nonunion employees and employees covered by the Carolinas bargaining unit contract. Effective January 1, 2009, these same amendments applied to all employees, including those covered by the Nashville, Tennessee bargaining unit contract. The details of the changes to these plans are described in Note 7 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2008.
Components of the net periodic benefit cost for our defined benefit pension plans and our OPEB plan for the three months ended July 31, 2009 and 2008 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2009	2008	2009	2008	2009	2008
Service cost	$1,325	$1,400	$6	$7	$(56)	$304
Interest cost	2,929	2,886	81	69	541	489
Expected return on plan assets	(4,290)	(4,382)	—	—	25	(355)
Amortization of transition obligation	—	—	—	—	167	162
Amortization of prior service (credit) cost	(549)	(464)	5	—	—	—

Total	$(585)	$(560)	$92	$76	$677	$600

Components of the net periodic benefit cost for our defined benefit pension plans and our OPEB plan for the nine months ended July 31, 2009 and 2008 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2009	2008	2009	2008	2009	2008
Service cost	$4,300	$5,726	$19	$20	$664	$938
Interest cost	8,430	8,556	244	208	1,700	1,508
Expected return on plan assets	(12,567)	(12,671)	—	—	(827)	(1,096)
Amortization of transition obligation	—	—	—	—	500	500
Amortization of prior service (credit) cost	(1,648)	(1,420)	15	—	—	—
Amortization of actuarial gain	—	—	(15)	—	—	—

Total	$(1,485)	$191	$263	$228	$2,037	$1,850

We contributed $87,000 to the money purchase pension plan in February 2009 and $22 million to the qualified pension plan in July 2009. We anticipate that we will contribute the following amounts to our other plans in 2009.

In thousands

Nonqualified pension plans	$504
OPEB plan	3,400
We have a defined contribution restoration plan that we fund annually and that covers all officers at the vice president level and above. For the nine months ended July 31, 2009, we have contributed $.4 million to this plan. We have a voluntary deferral plan for the benefit of all officers, director-level employees and regional executives; we make no contributions to this plan. Both deferred compensation plans are funded through a rabbi trust with a bank as the trustee. At July 31, 2009, we have a liability of $.6 million for these plans.
See Note 7 to the consolidated financial statements of this Form 10-Q for information on the investments in marketable securities that are held in the trust.

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
Operations of the regulated utility segment are reflected in operating income in the consolidated statements of operations. Operations of the non-utility activities segment are included in the consolidated statements of operations in “Income from equity method investments” and “Non-operating income.”
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
Operations by segment for the three months and nine months ended July 31, 2009 and 2008 are presented below.

	Regulated		Non-utility
	Utility		Activities		Total
In thousands	2009	2008	2009	2008	2009	2008

Three Months
Revenues from external customers	$180,201	$354,709	$—	$—	$180,201	$354,709
Margin	80,839	77,020	—	—	80,839	77,020
Operations and maintenance expenses	50,124	49,738	198	60	50,322	49,798
Income from equity method investments	—	—	3,828	4,278	3,828	4,278
Operating loss before income taxes	(2,614)	(4,227)	(267)	(34)	(2,881)	(4,261)
Income (loss) before income taxes	(14,206)	(17,250)	3,573	4,136	(10,633)	(13,114)

Nine Months
Revenues from external customers	$1,415,276	$1,777,357	$—	$—	$1,415,276	$1,777,357
Margin	471,474	465,326	—	—	471,474	465,326
Operations and maintenance expenses	154,200	155,598	275	128	154,475	155,726
Income from equity method investments	—	—	31,449	30,730	31,449	30,730
Operating income (loss) before income taxes	218,102	215,469	(444)	(237)	217,658	215,232
Income before income taxes	180,474	173,784	31,001	30,160	211,475	203,944
Reconciliations to the consolidated statements of operations for the three months and nine months ended July 31, 2009 and 2008 are presented below.

	Three Months		Nine Months
In thousands	2009	2008	2009	2008
Operating Income:
Segment operating income (loss) before income taxes	$(2,881)	$(4,261)	$217,658	$215,232
Utility income taxes	4,199	6,846	(73,035)	(69,092)
Non-utility activities before income taxes	267	34	444	237

Operating income	$1,585	$2,619	$145,067	$146,377

Net Income (Loss):
Income (loss) before income taxes for reportable segments	$(10,633)	$(13,114)	$211,475	$203,944
Income taxes	3,333	5,436	(84,374)	(80,730)

Net income (loss)	$(7,300)	$(7,678)	$127,101	$123,214

6. Equity Method Investments
The consolidated financial statements include the accounts of wholly owned subsidiaries whose investments in joint venture, energy-related businesses are accounted for under the equity method. Our ownership interest in each entity is included in “Equity method investments in non-utility activities” in the consolidated balance sheets. Earnings or losses from equity method investments are included in “Income from equity method investments” in the consolidated statements of operations.
We own 21.49% of the membership interests in Cardinal Pipeline Company, L.L.C., a North Carolina limited liability company. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. For each period of the three months and nine months ended July 31, 2009 and 2008, these transportation costs and the amounts we owed Cardinal as of July 31, 2009 and October 31, 2008 are as follows.

	Three Months		Nine Months
In thousands	2009	2008	2009	2008

Transportation costs	$1,035	$1,035	$3,070	$3,081

	July 31,	October 31,
	2009	2008

Trade accounts payable	$349	$349
We own 40% of the membership interests in Pine Needle LNG Company, L.L.C., a North Carolina limited liability company. Pine Needle owns a LNG storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC). We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. For each period of the three months and nine months ended July 31, 2009 and 2008, these gas storage costs and the amounts we owed Pine Needle as of July 31, 2009 and October 31, 2008 are as follows.

	Three Months		Nine Months
In thousands	2009	2008	2009	2008

Gas storage costs	$3,207	$3,022	$9,157	$8,493

	July 31,	October 31,
	2009	2008

Trade accounts payable	$1,081	$1,019
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
The SouthStar Restated Agreement includes a provision granting GNGC the option to purchase our ownership interest in SouthStar, which we believe will expire on November 1, 2009. On July 29, 2009, we restructured the ownership interests in SouthStar. Under the terms of the new agreement, we will sell half of our 30% membership interest in SouthStar to GNGC effective January 1, 2010, retaining a 15% earnings and membership share in SouthStar after the sale. At closing, we will receive $57.5 million from GNGC resulting in an estimated after-tax gain of $30 million in 2010 or $.41 per diluted share. The agreement, which has been approved by both companies’ boards of directors, also resolves issues concerning GNGC’s option to purchase our ownership interest in SouthStar. As part of the agreement, GNGC will not have any further option rights to our remaining 15% interest. The agreement is subject to the approval and consent of the Georgia Public Service Commission (Georgia PSC). For further information, see Note 11 to the consolidated financial statements in this Form 10-Q.

We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record in operating revenues the amounts billed to SouthStar. For each period of the three months and nine months ended July 31, 2009 and 2008, our operating revenues from these sales and the amounts SouthStar owed us as of July 31, 2009 and October 31, 2008 are as follows.

	Three Months		Nine Months
In thousands	2009	2008	2009	2008

Operating revenues	$1,459	$4,826	$6,638	$11,055

	July 31,	October 31,
	2009	2008

Trade accounts receivable	$534	$1,202
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
For the nine months ended July 31, 2009, we have made equity contributions of $.9 million to fund construction expenditures. Upon completion of project construction, including any contingency wells if needed, the members intend to target a capitalization structure of 70% debt and 30% equity. After the satisfaction of certain conditions in the note purchase agreement, amounts outstanding under the interim notes will convert to a fifteen-year mortgage-style debt instrument without recourse to the members. We expect the conversion to occur by May 2010. To the extent that more funding is needed, the members will evaluate funding options at that time.

We record a liability at fair value for this guaranty based on the present value of 50% of the construction financing outstanding at the end of each quarter, with a corresponding increase to our investment account in the venture. As our risk in the project changes, the fair value of the guaranty is adjusted accordingly through a quarterly evaluation. The details of the guaranty at July 31, 2009 and October 31, 2008 are as follows.

	July 31,	October 31,
In thousands	2009	2008

Guaranty liability — PEP	$1,234	$1,234
Amount outstanding under the construction financing — Hardy Storage	123,410	123,410
We have related party transactions as a customer of Hardy Storage and record in cost of gas the storage costs charged by Hardy Storage. For each period of the three months and nine months ended July 31, 2009 and 2008, our gas storage costs and the amounts we owed Hardy Storage as of July 31, 2009 and October 31, 2008 are as follows.

	Three Months		Nine Months
In thousands	2009	2008	2009	2008

Gas storage costs	$2,344	$2,326	$6,996	$6,898

	July 31,	October 31,
	2009	2008

Trade accounts payable	$781	$774
7. Financial Instruments and Risk Management
     Derivative Assets and Liabilities under Master Netting Arrangements
We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. Based on the value of our positions in these brokerage accounts and the associated margin requirements, we may be required to deposit cash into these brokerage accounts. We elected “not to net” fair value amounts for our derivative instruments or the fair value of the right to reclaim cash collateral under FSP FIN 39-1 and moved to a gross presentation on November 1, 2008. We include amounts recognized for the right to reclaim cash collateral in our current assets and current liabilities. We had the right to reclaim cash collateral of $57.7 million and $67.3 million as of July 31, 2009 and October 31, 2008, respectively.
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
We adopted Statement 157 on November 1, 2008 for our financial assets and liabilities, which consist primarily of derivatives that we record on the consolidated balance sheets in accordance with Statement 133. The adoption of Statement 157 for our financial assets and liabilities had no impact on our financial position, results of operations or cash flows. There was no cumulative effect adjustment to retained earnings as a result of the adoption. We will adopt Statement 157 for our nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis on November 1, 2009 and have determined that the impact on our financial position, results of operations and cash flows will not be material.
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
The following table sets forth, by level of the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2009. As required by Statement 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration with the fair value hierarchy levels.
Recurring Fair Value Measurements under Statement 157 as of July 31, 2009

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Derivatives held for distribution operations	$6,639	$—	$—	$6,639
Debt and equity securities held as trading securities	421	—	—	421

Total fair value assets	$7,060	$—	$—	$7,060

Liabilities:
Derivatives held for distribution operations	$53,478	$566	$—	$54,044

The determination of the fair values incorporates various factors required under Statement 157. These factors include the credit standing of the counterparties involved, the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), and the impact of our nonperformance risk on our liabilities.
Our utility segment derivative instruments are used in accordance with programs filed or approved with the NCUC, the PSCSC and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net costs and the gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our purchased gas adjustment (PGA) procedures. In accordance with Statement 71, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due to customers” or “Amounts due from customers” in our consolidated balance sheets. These derivative instruments include exchange-traded and OTC derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. OTC derivative contracts are valued using broker or dealer quotation services or market transactions in either the listed or OTC markets and are classified within Level 2.
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

	Carrying
In thousands	Amount	Fair Value
As of July 31, 2009	$822,815	$940,245
As of October 31, 2008	824,261	798,057
Quantitative and Qualitative Disclosures
We adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (Statement 161) for derivatives that we record on the consolidated balance sheets in accordance with Statement 133. Statement 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), by requiring expanded qualitative, quantitative and credit-risk disclosures about derivative instruments and hedging activities. Statement 161 requires specific disclosures regarding how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Statement 161 also amended SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” (Statement 107) to clarify that derivative instruments are subject to Statement 107’s concentration-of-credit-risk disclosures.
The costs of our financial price hedging options for natural gas and all other costs related to hedging activities of our regulated gas costs are recorded in accordance with our regulatory tariffs approved by our state regulatory commissions and thus are not accounted for as hedging instruments under Statement 133. As required by Statement 161, the fair value amounts are presented on a gross basis and do not reflect any netting of asset and liability amounts or cash collateral amounts under master netting arrangements. As of July 31, 2009, our financial options were comprised of both long and short commodity positions. A long position is an option contract (obligation or right) to purchase the commodity at a specified price, while a short position is an option contract (obligation or right) to sell the commodity at a specified price. As of July 31, 2009, we had long gas options of 96.1 million dekatherms and short gas options of 51.4 million dekatherms providing total coverage of 62.5 million dekatherms over the period from September 2009 through November 2010.
The following table presents the fair value and balance sheet classification of our financial options for natural gas as of July 31, 2009.

Fair Value of Derivative Instruments as of July 31, 2009

	Balance Sheet Classification	Fair Value
		(in thousands)
Derivatives Not Designated as Hedging Instruments under Statement 133

Asset Financial Instruments
Current gas purchase options (Sept. 2009 — August 2010)	Current Assets — Gas purchase options	$4,660
Noncurrent gas purchase options (Sept. 2010 — November 2010)	Noncurrent Assets — Gas purchase options	1,979

Total		6,639

Liability Financial Instruments
Current gas purchase options (Sept. 2009 — August 2010)	Current Liabilities — Gas purchase options	49,440
Noncurrent gas purchase options (Sept. 2010 — November 2010)	Noncurrent Liabilities — Gas purchase options	4,604

Total		54,044

Total Financial Instruments, net		$(47,405)

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
The following table presents the impact that financial instruments would have had on our consolidated statements of operations for the three and nine months ended July 31, 2009, absent the regulatory treatment under our approved PGA procedures.

	Amount of (Loss) Recognized		Amount of (Loss) Deferred
	on Derivative Instruments		Under PGA Procedures
	Three Months	Nine Months	Three Months	Nine Months	Location of (Loss)
	Ended	Ended	Ended	Ended	Recognized through
(in thousands)	July 31, 2009	July 31, 2009	July 31, 2009	July 31, 2009	PGA Procedures
Derivatives Not Designated as Hedging Instruments under Statement 133

Gas purchase options	$(36,632)	$(119,248)	$(36,632)	$(119,248)	Cost of Gas

Total	$(36,632)	$(119,248)	$(36,632)	$(119,248)

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

     Risk Management
Our OTC derivative financial instruments do not contain material credit-risk-related or other contingent features that could require us to make accelerated payments over and above payments made in the normal course of business when we are in a net liability position. At July 31, 2009, we have four International Swaps and Derivatives Association (ISDA) agreements for the purpose of securing put options as a part of our overall hedging program. The ISDA agreements specify a net liability of $50 million, $30 million, $25 million and $2 million before we are obligated to post collateral. The net liability extended under the agreements is a function of the credit rating assigned to us by Standard & Poor’s Ratings Services (S&P), which is currently A/stable. In the event of a downgrade in our S&P credit rating to A-, the net liability available to us would decline to $92 million before we would be obligated to post collateral. The aggregate fair value of the derivative instruments that are in a net liability position on July 31, 2009 under one ISDA agreement is $.6 million of a total net authorized liability of $50 million, for which we are not required to post collateral. These instruments are acquired under the provisions of our regulatory tariffs. Therefore, should credit-risk-related factors require us to deposit funds as collateral, these amounts would be treated as costs associated with our hedging programs under the recovery mechanism filed with and allowed by each of our state regulators.
We seek to identify, assess, monitor and manage risk in accordance with defined policies and procedures under an Enterprise Risk Management Policy. In addition, we have an Energy Price Risk Management Committee that monitors compliance with our hedging programs, policies and procedures.
8. Long-Term Debt Instruments
During the nine months ended July 31, 2009, we paid $1.4 million to noteholders of the 6.25% insured quarterly notes. These notes have a redemption right upon the death of the owner of the notes, within specified limitations.
9. Short-Term Debt Instruments
We have a syndicated five-year revolving credit facility that expires April 2011 with aggregate commitments totaling $450 million to meet working capital needs. This facility may be increased up to $600 million and includes annual renewal options and letters of credit. We pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. The facility provides a line of credit for letters of credit of $5 million, of which $2.4 million and $1.9 million were issued and outstanding at July 31, 2009 and October 31, 2008, respectively. These letters of credit are used to guarantee claims from self-insurance under our general liability policies. The credit facility bears interest based on the 30-day LIBOR rate plus from 15 to 35 basis points, based on our credit ratings.
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
As of July 31, 2009 and October 31, 2008, outstanding short-term borrowings under our syndicated credit facility as included in “Notes payable” in the consolidated balance sheets were $257.5 million and $406.5 million, respectively. During the three months ended July 31, 2009, short-term borrowings ranged from $131.5 million to $271 million, and interest rates ranged from .53% to .67% (weighted average of .57%). During the nine months ended July 31, 2009, short-term borrowings ranged from $131.5 million to $556.5 million, including amounts borrowed under a seasonal credit facility that expired March 31, 2009, and interest rates ranged from .53% to 2.84% (weighted average of .95%). Our credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 53% at July 31, 2009.
10. Employee Share-Based Plans
Under Board of Directors approved incentive compensation plans, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during multi-year performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed.
The compensation expense related to the incentive compensation plans for the three months and nine months ended July 31, 2009 and 2008, and the amounts recorded as liabilities as of July 31, 2009 and October 31, 2008 are presented below.

	Three Months		Nine Months
In thousands	2009	2008	2009	2008

Compensation expense	$589	$1,240	$1,565	$3,527

	July 31,	October 31,
	2009	2008

Liability	$6,876	$10,749
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
We recorded compensation expense under this grant of $84,100 for the three months ended July 31, 2009 and 2008, and $252,400 for the nine months ended July 31, 2009 and 2008 on the straight-line method.
Subsequent to July 31, 2009, the Compensation Committee of the Board of Directors clarified the tax withholding provisions of the award. This clarification required us to correct our accounting for the award from an equity award to a liability award. There was no material impact on our financial position, results of operations, or cash flows for any period from the grant date through the current period. For future periods, the liability related to this award will be re-measured to market value at each reporting period and at the settlement date.
The award which vested as of September 1, 2009 covered 20% of the grant, including accrued dividends, for a total of 14,611 shares of common stock. After the withholding of $.2 million for federal and state taxes, our President and Chief Executive Officer received 8,153 shares valued at the New York Stock Exchange composite closing price at September 1, 2009 of $24.24.
Shares of common stock to be issued under the incentive compensation plans are contingently issuable shares and are included in our calculation of fully diluted earnings per share. Currently, it is our policy to issue new shares for share-based awards.
11. Commitments and Contingent Liabilities
     Long-term contracts
We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. The time periods for pipeline and storage capacity contracts range from one to fourteen years. The time periods for gas supply contracts range from one to three years. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service range from one to three years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles and contractors.
Certain storage and pipeline capacity contracts require the payment of demand charges that are based on rates approved by the FERC in order to maintain our right to access the natural gas storage or the pipeline capacity on a firm basis during the contract term. The demand charges that are incurred in each period are recognized in the consolidated statements of operations as part of gas purchases and included in cost of gas.
     Leases
We lease certain buildings, land and equipment for use in our operations under noncancelable operating leases.
     Legal
On March 16, 2009, we filed a lawsuit in the Court of Chancery of the State of Delaware against GNGC, a wholly-owned subsidiary of AGLR. GNGC is our partner in SouthStar. The lawsuit arose from statements in AGLR’s most recently filed Form 10-K, filed with the SEC on February 5, 2009, re-characterizing GNGC’s option to purchase our interest in SouthStar as an “evergreen” right. The suit asks the Court to enter a judgment declaring that GNGC does not have such a perpetual right and that the final option to purchase our interest in SouthStar will expire on November 1, 2009.

On July 29, 2009, we reached a settlement with GNGC that provides for the dismissal of the lawsuit and the restructuring of the ownership interests in SouthStar. Under the terms of the settlement agreement, we will sell half of our 30% membership interest in SouthStar to GNGC effective January 1, 2010 for $57.5 million, retaining a 15% earnings and membership share in SouthStar after the sale. The agreement, which has been approved by both companies’ boards of directors, also resolves the issues concerning GNGC’s option to purchase our membership interest in SouthStar. As part of the agreement, GNGC will not have any further option rights to our remaining 15% interest. The agreement is subject to approval by the Georgia PSC.
Other than described above, we have only routine litigation in the normal course of business.
     Letters of Credit
We use letters of credit to guarantee claims from self-insurance under our general liability policies. We had $2.4 million in letters of credit that were issued and outstanding at July 31, 2009. Additional information concerning letters of credit is included in Note 9 to the consolidated financial statements in this Form 10-Q.
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
We are continuing to investigate and remediate our Huntersville LNG facility. During the three months ended July 31, 2009, our estimate of the total cost to remediate the facility increased from $1.1 million to $1.6 million, for which we increased our reserve by the additional $.5 million. We have incurred $.7 million through July 31, 2009. For further information about the Huntersville LNG facility, see Note 6 to our Form 10-K for the year ended October 31, 2008.
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
     Other
We entered into a stipulation and agreement with FERC’s Office of Enforcement regarding certain instances of alleged non-compliance with FERC’s capacity release regulations regarding posting and bidding requirements for short-term releases. The agreement was approved by the FERC and required us, among other matters, to pay a penalty in settlement of the matter. The penalty, which was paid in July 2009, did not have a material effect on our financial position, cash flows or results of operations.
12. Subsequent Events
We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. All subsequent events of which we are aware were evaluated through September 4, 2009, the filing date of this Form 10-Q. For information on subsequent events disclosure items related to regulatory matters and share-based payments, see Note 2 and Note 10, respectively, to the consolidated financial statements of this Form 10-Q.
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
This report as well as other documents we file with the SEC may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. These statements are based on management’s current expectations and information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to:

•	Regulatory issues affecting us and those from whom we purchase natural gas transportation and storage service, including those that affect allowed rates of return, terms and conditions of service, rate structures and financings. We monitor our ability to earn appropriate rates of return and initiate general rate proceedings as needed.

•	Residential, commercial, industrial and power generation growth and energy consumption in our service areas. The ability to grow our customer base, the pace of that growth and the levels of energy consumption are impacted by general business and economic conditions, such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our service areas and the country, and fluctuations in the wholesale prices of natural gas and competitive energy sources.

•	Deregulation, regulatory restructuring and competition in the energy industry. We face competition from electric companies and energy marketing and trading companies, and we expect this competitive environment to continue.

•	The potential loss of large-volume industrial customers to alternate fuels or to bypass, or the shift by such customers to special competitive contracts or to tariff rates that are at lower per-unit margins than that customer’s existing rate.

•	Regulatory issues, customer growth, deregulation, economic and capital market conditions, the cost and availability of natural gas and weather conditions can impact our ability to meet internal performance goals.

•	The capital-intensive nature of our business. In order to maintain growth, we must add to our natural gas distribution system each year. The cost of this construction may be affected by the cost of obtaining governmental approvals, compliance with federal and state pipeline safety and integrity regulations, development project delays and changes in project costs. Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost and timing of a project.

•	Access to capital markets. Our internally generated cash flows are not adequate to finance the full cost of capital expenditures. As a result, we rely on access to both short-term and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by cash flows from operations. Changes in the capital markets or our financial condition could affect access to and cost of capital.

•	Changes in the availability and cost of natural gas. To meet firm customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts allow us to remain competitive. Natural gas is an unregulated commodity market subject to supply and demand and price volatility. Producers, marketers and pipelines are subject to operating and financial risks associated with exploring, drilling, producing, gathering, marketing and transporting natural gas and have risks that increase our exposure to supply and price fluctuations.

•	Changes in weather conditions. Weather conditions and other natural phenomena can have a material impact on our earnings. Severe weather conditions, including destructive weather patterns such as hurricanes, can impact our suppliers and the pipelines that deliver gas to our distribution system. Weather conditions directly influence the supply of, demand for and the cost of natural gas.

•	Changes in environmental, safety and system integrity regulations, including climate change legislation, and the cost of compliance. We are subject to extensive federal, state and local regulations. Compliance with such regulations may result in increased capital or operating costs.

•	Ability to retain and attract professional and technical employees. To provide quality service to our customers and meet regulatory requirements, we are dependent on our ability to recruit, train, motivate and retain qualified employees.

•	Changes in accounting regulations and practices. We are subject to accounting regulations and practices issued periodically by accounting standard-setting bodies. New accounting standards may be issued that could change the way we record revenues, expenses, assets and liabilities, and could affect our reported earnings or increase our liabilities.

•	Changes in tax law and regulations. New tax law and regulations may be passed that could affect our reported earnings or increase our liabilities. Producers, marketers and pipelines are subject to changes in tax laws and regulations that increase our exposure to supply and price fluctuations.

•	Earnings from our equity method investments. We invest in companies that have risks that are inherent in their businesses, and these risks may negatively affect our earnings from those companies.

•	Changes in outstanding shares. The number of outstanding shares may fluctuate due to repurchases under our Common Stock Open Market Purchase Program or new issuances.
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
We have two reportable business segments, regulated utility and non-utility activities. The regulated utility segment is the largest segment of our business with approximately 97% of our consolidated assets. Factors critical to the success of the regulated segment include a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. For the nine months ended July 31, 2009, 85% of our earnings before taxes came from our regulated utility segment. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses that are involved in unregulated retail natural gas marketing, interstate natural gas storage and intrastate natural gas transportation. For the nine months ended July 31, 2009, 3% of our earnings before taxes came from regulated non-utility activities and 12% of our earnings before taxes came from unregulated non-utility activities in our non-utility segment. For further information on business segments, see Note 5 to the consolidated financial statements in this Form 10-Q. For information about our equity method investments, see Note 6 to the consolidated financial statements in this Form 10-Q.
Our utility operations are regulated by the NCUC, the PSCSC and the TRA as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also regulated by the NCUC as to the issuance of securities. We are also subject to or affected by various federal regulations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the FERC that affect the purchase and sale of and the prices paid for the interstate transportation and storage of natural gas, regulations of the Department of Transportation that affect the construction, operation, maintenance, integrity, safety and security of natural gas distribution and transmission systems, and regulations of the Environmental Protection Agency relating to the environment. In addition, we are subject to numerous regulations, such as those relating to employment practices, which are generally applicable to companies doing business in the United States of America.
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
Our current customer growth projections for fiscal 2009 are gross customer additions in the range of 1-1.5% and an increase of .5% in the number of net customers billed. This compares to fiscal year 2008 gross and net customer increases of approximately 2%.
Under current economic conditions, it has become more difficult for customers to pay their gas bills, leading to slower collections and higher-than-normal levels of accounts receivable and non-gas bad debt expense. With a slower turnover of accounts receivable, our level of borrowings could increase in order to meet our working capital needs.
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
In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009. The bill includes a carbon cap and trade program with a progressive cap on economy-wide greenhouse gas emissions, with an allocation, auction and trading of allowances. Natural gas utilities would be covered by the program beginning in 2016. As of the date of this filing, the Senate has not passed comparable legislation.
We will continue our efforts to promote natural gas and to inform consumers about the environmental benefits of efficiently using natural gas directly in their homes and businesses to reduce greenhouse gas emissions. This positions us, now and into the future, as an environmentally responsible energy choice for our customers.
We remain focused on implementing and improving our underlying business processes while at the same time monitoring economic and regulatory developments in order to ensure that our operations and business plan stay in step with these developments.
We invest in joint ventures to complement or supplement income from our regulated utility operations if an opportunity aligns with our overall business strategies and allows us to leverage our core competencies. We analyze and evaluate potential projects with a major factor being a projected rate of return greater than the returns allowed in our utility operations due to the higher risk of such projects. We participate in the governance of our ventures by having management representatives on the governing boards. We monitor actual performance against expectations, and any decision to exit an existing joint venture would be based on many factors, including performance results and continued alignment with our business strategies. We have entered into an agreement to sell half of our 30% interest in SouthStar to GNGC for $57.5 million to be effective January 1, 2010. For further information, see Note 6 to the consolidated financial statements in this Form 10-Q.
Results of Operations
We reported a net loss of $7.3 million for the three months ended July 31, 2009 as compared to a net loss of $7.7 million for the same period in 2008. The following table sets forth a comparison of the components of our consolidated statements of operations for the three months ended July 31, 2009 as compared with the three months ended July 31, 2008.
Operating Statement Components

	Three Months Ended July 31
In thousands, except per share amounts	2009	2008	Variance	Percent Change
Operating Revenues	$180,201	$354,709	$(174,508)	(49.2)%
Cost of Gas	99,362	277,689	(178,327)	(64.2)%

Margin	80,839	77,020	3,819	5.0%

Operations and Maintenance	50,124	49,738	386	0.8%
Depreciation	24,488	23,581	907	3.8%
General Taxes	8,841	7,928	913	11.5%
Income Taxes	(4,199)	(6,846)	2,647	38.7%

Total Operating Expenses	79,254	74,401	4,853	6.5%

Operating Income	1,585	2,619	(1,034)	(39.5)%
Other Income (Expense), net of tax	2,162	2,530	(368)	(14.5)%
Utility Interest Charges	11,047	12,827	(1,780)	(13.9)%

Net Loss	$(7,300)	$(7,678)	$378	4.9%

Average Shares of Common Stock:
Basic	72,983	73,368	(385)	(0.5)%
Diluted	72,983	73,368	(385)	(0.5)%

Loss Per Share of Common Stock:
Basic	$(0.10)	$(0.10)	$—	—%
Diluted	$(0.10)	$(0.10)	$—	—%

We reported net income of $127.1 million for the nine months ended July 31, 2009 as compared to $123.2 million for the same period in 2008. The following table sets forth a comparison of the components of our consolidated statements of operations for the nine months ended July 31, 2009 as compared with the nine months ended July 31, 2008.
Operating Statement Components

	Nine Months Ended July 31
In thousands, except per share amounts	2009	2008	Variance	Percent Change
Operating Revenues	$1,415,276	$1,777,357	$(362,081)	(20.4)%
Cost of Gas	943,802	1,312,031	(368,229)	(28.1)%

Margin	471,474	465,326	6,148	1.3%

Operations and Maintenance	154,200	155,598	(1,398)	(0.9)%
Depreciation	72,937	69,179	3,758	5.4%
General Taxes	26,235	25,080	1,155	4.6%
Income Taxes	73,035	69,092	3,943	5.7%

Total Operating Expenses	326,407	318,949	7,458	2.3%

Operating Income	145,067	146,377	(1,310)	(0.9)%
Other Income (Expense), net of tax	18,006	18,316	(310)	(1.7)%
Utility Interest Charges	35,972	41,479	(5,507)	(13.3)%

Net Income	$127,101	$123,214	$3,887	3.2%

Average Shares of Common Stock:
Basic	73,180	73,355	(175)	(0.2)%
Diluted	73,476	73,628	(152)	(0.2)%

Earnings Per Share of Common Stock:
Basic	$1.74	$1.68	$0.06	3.6%
Diluted	$1.73	$1.67	$0.06	3.6%

Key statistics are shown in the table below for the three months ended July 31, 2009 and 2008.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended
	July 31
	2009	2008	Variance	Percent Change

Deliveries in Dekatherms (in thousands):
Sales Volumes	9,946	11,228	(1,282)	(11.4)%
Transportation Volumes	26,949	27,703	(754)	(2.7)%

Throughput	36,895	38,931	(2,036)	(5.2)%

Secondary Market Volumes	9,344	13,246	(3,902)	(29.5)%

Customers Billed (at period end)	941,564	943,294	(1,730)	(0.2)%
Gross Customer Additions	2,774	4,111	(1,337)	(32.5)%

Degree Days
Actual	43	35	8	22.9%
Normal	51	53	(2)	(3.8)%
Percent warmer than normal	(15.7)%	(34.0)%	n/a	n/a

Number of Employees (at period end)	1,828	1,846	(18)	(1.0)%

Key statistics are shown in the table below for the nine months ended July 31, 2009 and 2008.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Nine Months Ended
	July 31
	2009	2008	Variance	Percent Change

Deliveries in Dekatherms (in thousands):
Sales Volumes	97,192	95,293	1,899	2.0%
Transportation Volumes	73,687	70,654	3,033	4.3%

Throughput	170,879	165,947	4,932	3.0%

Secondary Market Volumes	32,312	45,383	(13,071)	(28.8)%

Customers Billed (at period end)	941,564	943,294	(1,730)	(0.2)%
Gross Customer Additions	9,024	15,755	(6,731)	(42.7)%

Degree Days
Actual	3,191	2,953	238	8.1%
Normal	3,119	3,148	(29)	(0.9)%
Percent colder (warmer) than normal	2.3%	(6.2)%	n/a	n/a

Number of Employees (at period end)	1,828	1,846	(18)	(1.0)%

Operating Revenues
Operating revenues decreased $174.5 million for the three months ended July 31, 2009 compared with the same period in 2008 primarily due to the following decreases:
•	$127.4 million from revenues in secondary market transactions due to decreased activity and gas costs. Secondary market transactions consist of off-system sales and capacity release arrangements and are a part of our regulatory gas supply management program with regulatory-approved sharing mechanisms between our utility customers and our shareholders.

•	$39.4 million primarily from gas costs passed through to sales customers.

•	$12.7 million of commodity gas costs related to volumes delivered to sales customers.

•	$1.1 million from a decrease in volumes delivered to transportation customers other than power generation.
These decreases were partially offset by an increase of $3.4 million in revenues under the margin decoupling mechanism.
Operating revenues decreased $362.1 million for the nine months ended July 31, 2009 compared with the same period in 2008 primarily due to the following decreases:
•	$274.2 million from revenues in secondary market transactions due to decreased activity and gas costs.

•	$61.9 million primarily from gas costs passed through to sales customers.

•	$26.8 million from revenues under the margin decoupling mechanism.

•	$7.6 million from revenues under the WNA in South Carolina and Tennessee.

•	$3.7 million from a decrease in volumes delivered to transportation customers other than power generation.

These decreases were partially offset by an increase of $10.2 million of commodity gas costs from higher volume deliveries to sales customers.
Cost of Gas
Cost of gas decreased $178.3 million for the three months ended July 31, 2009 compared with the same period in 2008 primarily due to the following decreases:
•	$126.1 million from commodity gas costs in secondary market transactions due to decreased activity and gas costs.

•	$34.9 million primarily from gas costs passed through to sales customers.

•	$12.7 million of commodity gas costs related to volumes delivered to sales customers.
Cost of gas decreased $368.2 million for the nine months ended July 31, 2009 compared with the same period in 2008 primarily due to the following decreases:
•	$273.2 million from commodity gas costs in secondary market transactions due to decreased activity and gas costs.

•	$83.5 million primarily from gas costs passed through to sales customers.
These decreases were partially offset by an increase of $10.2 million of commodity gas costs from higher volume deliveries to sales customers.
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
Margin
Margin increased $3.8 million for the three months ended July 31, 2009 compared with the same period in 2008 primarily due to $5.8 million from increased rates approved in the North Carolina general rate case effective November 1, 2008, partially offset by a decrease of $1.3 million from monthly capacity release and off-system sales transactions.
Margin increased $6.1 million for the nine months ended July 31, 2009 compared with the same period in 2008 primarily due to the following increases:
•	$9.8 million from increased rates approved in the North Carolina general rate case effective November 1, 2008.

•	$1.1 million from growth in our residential and commercial markets.

•	$.8 million from shareholder funded conservation programs in the prior year.
These increases were partially offset by the following decreases:
•	$2.8 million from decreased volumes delivered to industrial customers.

•	$1.7 million from net adjustments to gas costs, inventory, supplier refunds and lost and unaccounted for gas due to regulatory gas cost accounting reviews.

•	$1 million from monthly capacity release and off-system sales transactions.

Our utility margin is defined as natural gas revenues less natural gas commodity purchases and fixed gas costs for transportation and storage capacity. Margin, rather than revenues, is used by management to evaluate utility operations due to the impact of volatile wholesale commodity prices and resulting gas costs which are 53.9% of revenues, and transportation and storage costs which are 6.7% of revenues, for the nine months ended July 31, 2009.
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
Operations and Maintenance Expenses
Operations and maintenance expenses were comparable for the three months ended July 31, 2009 compared with the same period in 2008.
Operations and maintenance expenses decreased $1.4 million for the nine months ended July 31, 2009 compared with the same period in 2008 primarily due to the following decreases:
•	$2.6 million in employee benefits due to reductions in pension expense from changes in the discount rate and plan design, regulatory deferral of the Tennessee portion of the annual plan funding and lower group insurance expense from claims experience and fewer employees.

•	$1 million in transportation costs.

•	$.8 million in advertising costs.
These decreases were partially offset by the following increases:
•	$1.6 million in regulatory amortization expense.

•	$1.3 million in the provision for uncollectibles.
Depreciation
Depreciation expense increased $.9 million and $3.8 million for the three months and nine months ended July 31, 2009 compared with the same period in 2008, respectively, primarily due to increases in plant in service.

General Taxes
General taxes increased $.9 million and $1.2 million for the three months and nine months ended July 31, 2009, respectively, compared with the same periods in 2008 primarily due to increases in property taxes due to a larger property tax base and county reassessments.
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
Other Income (Expense) components were comparable for the three months ended July 31, 2009 as compared with the same period in 2008. The primary change to Other Income (Expense) for the nine months ended July 31, 2009 as compared with the same period in 2008 was in income from equity method investments. All other changes were insignificant for the period.
Income from equity method investments increased $.7 million for the nine months ended July 31, 2009 as compared with the same period in 2008 primarily due to the following:
•	$1.3 million increase in earnings from SouthStar primarily due to higher contributions from the management of storage and transportation assets, a 2008 pricing settlement with the Georgia PSC and higher operating margins in Ohio, partially offset by a change in retail pricing plan mix and a decrease in the average number of customers and lower of cost or market inventory adjustments.

•	$.5 million decrease in earnings from Hardy Storage primarily due to lower revenues and interest income along with higher property taxes and amortization of deferred interest on financing fees.
Utility Interest Charges
Utility interest charges decreased $1.8 million for the three months ended July 31, 2009 compared with the same period in 2008 primarily due to the following:
•	$2.3 million decrease in net interest expense on amounts due to/from customers due to higher net receivables in the current period.

•	$.4 million decrease in interest on short-term debt primarily due to the average interest rate of the current period being 220 basis points lower than the prior year period which more than offset higher levels of borrowing in the current period.

•	$.8 million increase in the allowance for borrowed funds.
Utility interest charges decreased $5.5 million for the nine months ended July 31, 2009 compared with the same period in 2008 primarily due to the following:
•	$5 million decrease in net interest expense on amounts due to/from customers due to higher net receivables in the current period.

•	$2.6 million decrease in interest on short-term debt primarily due to the average interest rate of the current period being 300 basis points lower than the prior year period even though borrowings were higher in the current period.

•	$1.8 million increase in the allowance for borrowed funds.

•	$.3 million increase in interest from the regulatory treatment of certain components of deferred income taxes.
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
Net cash provided by operating activities was $306.1 million and $254.1 million for the nine months ended July 31, 2009 and 2008, respectively. Net cash provided by operating activities reflects a $3.9 million increase in net income for 2009 compared with 2008. The effect of changes in working capital on net cash provided by operating activities is described below:
•	Trade accounts receivable and unbilled utility revenues decreased $46.3 million in the current period primarily due to the decrease in unbilled volumes and amounts billed to customers reflected lower gas costs in 2009 as compared with 2008, partially offset by higher volumes delivered. Volumes sold to residential and commercial customers increased 6.7 million dekatherms as compared with the same prior period primarily due to weather that was 8% colder. Total throughput increased 4.9 million dekatherms as compared with the same prior period.

•	Net amounts due from customers increased $27.2 million primarily resulting from realized and unrealized losses on hedging activities, partially offset by decreases for gas cost differences deferred and the impact of the decrease in amounts recorded under the margin decoupling mechanism.

•	Gas in storage decreased $82.6 million in the current period primarily due to withdrawals from gas in storage and a decrease in the average cost of gas in storage as compared to the prior year.

•	Prepaid gas costs decreased $46.5 million in the current period primarily due to gas becoming available for sale during the period. Under some gas supply contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the winter heating season.

•	Trade accounts payable decreased $37.9 million in the current period primarily due to decreased gas costs.
Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs and fixed and variable non-gas costs and the opportunity to earn a fair return for our shareholders. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA in South Carolina and Tennessee generated credits to customers of $.8 million and charges of $6.8 million in the nine months ended July 31, 2009 and 2008, respectively. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in a deferred account for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism increased margin by $.5 million and by $27.3 million in the nine months ended July 31, 2009 and 2008, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanism.
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
In July 2009, we reached a settlement in our lawsuit with GNGC that will restructure our ownership interest in SouthStar. Under the terms of the settlement agreement, we will sell half of our 30% membership interest in SouthStar to GNGC effective January 1, 2010, retaining a 15% earnings and membership share in SouthStar after the sale. Currently, earnings and losses are allocated to us at 25% with the exception of earnings and losses in the Ohio and Florida markets, which are allocated to us at our membership percentage of 30%. At closing, we will receive $57.5 million from GNGC resulting in an estimated after-tax gain of $30 million in 2010 or $.41 per diluted share. The agreement is subject to the approval and consent of the Georgia PSC.
Cash Flows from Investing Activities. Net cash used in investing activities was $83.9 million and $149.3 million for the nine months ended July 31, 2009 and 2008, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the nine months ended July 31, 2009 were $83.2 million as compared to $141 million in the same prior period primarily due to lower system infrastructure investments consistent with slower customer growth.
We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements. This program primarily supports our system infrastructure and the growth in our customer base. Gross utility construction expenditures totaling $151 million are forecasted for 2009, a reduction of $95 million from our original budget and a reduction of $21 million from our previous forecast. The change in our construction expenditures forecast primarily reflects the deferral of $53 million for the Robeson LNG storage project and the deferral of $26 million for pipeline infrastructure to serve new gas fired power generation markets in North Carolina. We are not contractually obligated to expend capital until the work is completed.
In May 2009, we contributed $.9 million to our Hardy Storage joint venture as part of our equity contribution for construction of the FERC regulated interstate storage facility.
Cash Flows from Financing Activities. Net cash used in financing activities was $215.9 million and $107.5 million for the nine months ended July 31, 2009 and 2008, respectively. Funds are primarily provided from bank borrowings and the issuance of common stock through dividend reinvestment and employee stock plans, net of purchases under the common stock repurchase program. We may sell common stock and long-term debt when market and other conditions favor such long-term financing. Funds are primarily used to pay down outstanding short-term borrowings, to repurchase common stock under the common stock repurchase program and to pay quarterly dividends on our common stock. As of July 31, 2009, our current assets were $494.4 million and our current liabilities were $501.6 million primarily due to seasonal requirements as discussed above.
As of July 31, 2009, we had committed lines of credit under our syndicated credit facility of $450 million with the ability to expand up to $600 million, for which we pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. Outstanding short-term borrowings decreased from $406.5 million as of October 31, 2008 to $257.5 million as of July 31, 2009 primarily due to the collections of amounts that had been billed to customers during the winter months, partially offset by the purchase of shares under our accelerated share repurchase (ASR) program, payments for interest on long-term debt and property taxes and payments to suppliers for the winter heating season. During the nine months ended July 31, 2009, short-term borrowings ranged from $131.5 million to $556.5 million, including amounts borrowed under a seasonal credit facility that expired March 31, 2009, and interest rates ranged from .53% to 2.84% (weighted average of .95%).
As of July 31, 2009, under our syndicated credit facility, we had available letters of credit of $5 million of which $2.4 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general liability policies. As of July 31, 2009, unused lines of credit available under our syndicated credit facility, including the issuance of the letters of credit, totaled $190.1 million.
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
Due to the economic downturn and lower customer growth projections, we have deferred the development and construction of the Robeson County LNG project, as well as other capital expenditures as mentioned above. At this time, we do not anticipate issuing long-term debt in fiscal 2009. However, we will continue to monitor customer growth trends in our markets and the timing of any infrastructure investments that would require the need for additional long-term debt.
During the nine months ended July 31, 2009, we issued $11 million of common stock through dividend reinvestment and stock purchase plans.

From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program and our ASR program as described in Part II, Item 2 of this Form 10-Q. On March 6, 2009, the Board of Directors authorized the consolidation of these programs and the repurchase of up to an additional four million shares. Upon this authorization, 7,010,074 shares were available for repurchase. Upon repurchase, such shares will be cancelled and become authorized but unissued shares available for issuance under our dividend reinvestment, employee stock purchase and incentive compensation plans.
On March 20, 2009, through an ASR agreement with an investment bank, we repurchased and retired 700,000 shares of common stock for $18.4 million. On April 21, 2009, final settlement of the transaction occurred, and we received cash of $.6 million from the investment bank.
We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which long-term debt was issued restrict the amount of cash dividends that may be paid. As of July 31, 2009, our retained earnings were not restricted. On September 3, 2009, the Board of Directors declared a quarterly dividend on common stock of $.27 per share, payable October 15, 2009 to shareholders of record at the close of business on September 24, 2009.
Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. As of July 31, 2009, our capitalization, including current maturities of long-term debt, consisted of 46% in long-term debt and 54% in common equity.
The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of July 31, 2009 and 2008, and October 31, 2008, are summarized in the table below.

	July 31		October 31		July 31
In thousands	2009	Percentage	2008	Percentage	2008	Percentage
Short-term debt	$257,500	13%	$406,500	19%	$169,500	9%
Current portion of long-term debt	30,000	1%	30,000	1%	—	—%
Long-term debt	792,815	39%	794,261	38%	824,533	43%

Total debt	1,080,315	53%	1,230,761	58%	994,033	52%
Common stockholders’ equity	947,906	47%	887,244	42%	921,829	48%

Total capitalization (including short-term debt)	$2,028,221	100%	$2,118,005	100%	$1,915,862	100%

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
As of July 31, 2009, all of our long-term debt was unsecured. Our long-term debt is rated “A” by S&P and “A3” by Moody’s Investors Service. Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.
We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all our debt agreements. As of July 31, 2009, there has been no event of default giving rise to acceleration of our debt.
Estimated Future Contractual Obligations
During the three months ended July 31, 2009, there were no material changes to our estimated future contractual obligations that were disclosed in our Form 10-K for the year ended October 31, 2008, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases and letters of credit that were discussed in Note 6 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2008 and the credit extended by our counterparty in OTC derivative contracts as discussed in Note 7 to the consolidated financial statements in this Form 10-Q.
Piedmont Energy Partners, Inc., a wholly owned subsidiary of Piedmont, has entered into a guaranty in the normal course of business. The guaranty involves some levels of performance and credit risk that are not included on our consolidated balance sheets. We have recorded an estimated liability of $1.2 million as of July 31, 2009 and October 31, 2008, respectively. The possibility of having to perform on the guaranty is largely dependent upon the future operations of Hardy Storage, third parties or the occurrence of certain future events. For further information on this guaranty, see Note 6 to the consolidated financial statements in this Form 10-Q.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (Statement 165). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. Statement 165 is effective for interim and annual periods ending after June 15, 2009. We adopted Statement 165 for the period ended July 31, 2009. It had no impact on our financial position, results of operations or cash flows as the result of our evaluation through the filing date for this Form 10-Q.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (Statement 168). The FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. GAAP recognized by the FASB applicable to nongovernmental entities. On the effective date of Statement 168, the ASC will supersede all existing non-SEC accounting and reporting standards. Statement 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Statement 168 will not have any impact on our financial position, results of operations or cash flows since the ASC does not change GAAP for public nongovernmental entities. We will adopt Statement 168 during the period ending October 31, 2009 and modify any GAAP references.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on short-term debt. As of July 31, 2009, all of our long-term debt was issued at fixed rates, and therefore not subject to interest rate risk.
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
As of July 31, 2009, we had $257.5 million of short-term debt outstanding under our syndicated credit facility at an interest rate of .53%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $.5 million during the three months ended July 31, 2009 and $3 million during the nine months ended July 31, 2009.
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
Item 4. Controls and Procedures
Our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Form 10-Q. Such disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the third quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We have only routine litigation in the normal course of business.
Item 1A. Risk Factors
During the nine months ended July 31, 2009, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     c) Issuer Purchases of Equity Securities.
     The following table provides information with respect to purchases of common stock under the Common Stock Open Market Purchase Program, during the three months ended July 31, 2009.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	Under the Program *
Beginning of the period				6,310,074
05/01/09 - 05/31/09	—	$—	—	6,310,074
06/01/09 - 06/30/09	—	$—	—	6,310,074
07/01/09 - 07/31/09	—	$—	—	6,310,074

Total	—	$—	—

*	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment, stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. These combined actions increased the total authorized share repurchases from three million to ten million shares. The additional four million shares are referred to as our accelerated share repurchase program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of July 31, 2009, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.
Item 6. Exhibits

3.1	Restated Articles of Incorporation of Piedmont Natural Gas Company, Inc., dated as of March 2009

Compensatory Contracts:

10.1	Amendment No. 1 to Director Retirement Benefits Agreements with outside directors, dated as of December 31, 2008

Other Contracts:

10.2	Second Amendment to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC by and between Georgia Natural Gas Company and Piedmont Energy Company, dated July 2, 2009

10.3	Settlement Agreement by and between Georgia Natural Gas Company and Piedmont Energy Company, dated July 29, 2009 (Exhibit 10.1, Form 8-K dated August 4, 2009)

10.4	Third Amendment to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC by and between Georgia Natural Gas Company and Piedmont Energy Company, dated July 29, 2009 (Exhibit 10.2, Form 8-K dated August 4, 2009)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc. (Registrant)
Date September 4, 2009	/s/ David J. Dzuricky
David J. Dzuricky
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date September 4, 2009	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended July 31, 2009
Exhibits

3.1	Restated Articles of Incorporation of Piedmont Natural Gas Company, Inc., dated as of March 2009

10.1	Amendment No. 1 to Director Retirement Benefits Agreements with outside directors, dated as of December 31, 2008

10.2	Second Amendment to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC by and between Georgia Natural Gas Company and Piedmont Energy Company, dated July 2, 2009

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer