Form 10-Q
period 2010-01-31
PIEDMONT NATURAL GAS CO INC
filed 2010-03-11
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2010

Common Stock, no par value	71,741,380

Piedmont Natural Gas Company, Inc.
Form 10-Q
for
January 31, 2010

Part I. Financial Information
Item 1. Financial Statements
Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands)

	January 31,	October 31,
	2010	2009
ASSETS
Utility Plant:
Utility plant in service	$3,077,888	$3,071,742
Less accumulated depreciation	879,659	862,079

Utility plant in service, net	2,198,229	2,209,663
Construction work in progress	112,515	87,978
Plant held for future use	6,751	6,751

Total utility plant, net	2,317,495	2,304,392

Other Physical Property, at cost (net of accumulated depreciation of $2,038 in 2010 and $2,497 in 2009)	685	719

Current Assets:
Cash and cash equivalents	16,198	7,558
Trade accounts receivable (less allowance for doubtful accounts of $3,516 in 2010 and $990 in 2009)	254,489	70,979
Income taxes receivable	14,111	44,413
Other receivables	1,298	4,712
Unbilled utility revenues	128,524	33,925
Inventories:
Gas in storage	104,077	103,584
Materials, supplies and merchandise	5,646	5,262
Gas purchase derivative assets, at fair value	1,616	2,559
Amounts due from customers	100,296	196,130
Prepayments	7,354	43,930
Other current assets	96	96

Total current assets	633,705	513,148

Noncurrent Assets:
Equity method investments in non-utility activities	109,344	104,430
Goodwill	48,852	48,852
Marketable securities, at fair value	889	441
Overfunded postretirement asset	10,773	—
Regulatory asset for postretirement benefits	76,672	76,905
Unamortized debt expense	9,014	9,177
Regulatory cost of removal asset	16,699	16,293
Other noncurrent assets	46,712	44,462

Total noncurrent assets	318,955	300,560

Total	$3,270,840	$3,118,819

See notes to consolidated financial statements.

	January 31,	October 31,
(In thousands)	2010	2009

CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value — 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000; shares outstanding: 72,124 in 2010 and 73,266 in 2009	441,179	471,569
Retained earnings	552,636	458,826
Accumulated other comprehensive loss	(1,210)	(2,447)

Total stockholders’ equity	992,605	927,948
Long-term debt	732,313	732,512

Total capitalization	1,724,918	1,660,460

Current Liabilities:
Current maturities of long-term debt	60,000	60,000
Short-term debt	293,000	306,000
Trade accounts payable	156,003	67,010
Other accounts payable	31,278	48,431
Income taxes accrued	3,233	—
Accrued interest	12,016	21,294
Customers’ deposits	27,855	25,202
Deferred income taxes	33,986	14,138
General taxes accrued	8,068	19,993
Gas purchase derivative liabilities, at fair value	21,984	30,603
Other current liabilities	22,180	7,540

Total current liabilities	669,603	600,211

Noncurrent Liabilities:
Deferred income taxes	399,408	377,562
Unamortized federal investment tax credits	2,331	2,422
Accumulated provision for postretirement benefits	20,985	31,641
Cost of removal obligations	416,130	408,955
Other noncurrent liabilities	37,465	37,568

Total noncurrent liabilities	876,319	858,148

Commitments and Contingencies (Note 13)

Total	$3,270,840	$3,118,819

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In thousands except per share amounts)

	Three Months Ended
	January 31
	2010	2009

Operating Revenues	$673,736	$779,644
Cost of Gas	450,794	558,961

Margin	222,942	220,683

Operating Expenses:
Operations and maintenance	52,039	50,725
Depreciation	24,355	24,142
General taxes	8,585	8,737
Income taxes	50,162	48,948

Total operating expenses	135,141	132,552

Operating Income	87,801	88,131

Other Income (Expense):
Income from equity method investments	11,833	9,790
Gain on sale of interest in equity method investment	49,674	—
Non-operating income	93	34
Non-operating expense	(363)	(350)
Income taxes	(23,985)	(3,716)

Total other income (expense)	37,252	5,758

Utility Interest Charges:
Interest on long-term debt	13,274	13,853
Allowance for borrowed funds used during construction	(519)	(695)
Other	(1,451)	(145)

Total utility interest charges	11,304	13,013

Net Income	$113,749	$80,876

Average Shares of Common Stock:
Basic	73,173	73,319
Diluted	73,545	73,646

Earnings Per Share of Common Stock:
Basic	$1.55	$1.10
Diluted	$1.55	$1.10

Cash Dividends Per Share of Common Stock	$0.27	$0.26
See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	January 31
	2010	2009
Cash Flows from Operating Activities:
Net income	$113,749	$80,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,628	25,448
Amortization of investment tax credits	(91)	(83)
Allowance for doubtful accounts	2,526	1,828
Net gain on sale of interest in equity method investment, net of tax	(30,222)	—
Gain on sale of property	(81)	(77)
Earnings from equity method investments	(11,833)	(9,790)
Distributions of earnings from equity method investments	1,004	1,251
Deferred income taxes	21,446	24,795
Stock-based compensation expense	—	84
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	(7,676)	68,071
Receivables	(277,415)	(253,704)
Inventories	(877)	(2,558)
Amounts due from customers	95,834	(24,383)
Settlement of legal asset retirement obligations	(308)	(381)
Overfunded postretirement asset	(10,773)	100
Regulatory asset for postretirement benefits	233	(383)
Other assets	64,296	77,382
Accounts payable	74,912	21,461
Amounts due to customers	—	2,372
Regulatory liability for postretirement benefits	—	(5)
Provision for postretirement benefits	(10,656)	249
Other liabilities	1,233	8,209

Net cash provided by operating activities	50,929	20,762

Cash Flows from Investing Activities:
Utility construction expenditures	(33,880)	(29,882)
Allowance for funds used during construction	(519)	(694)
Distributions of capital from equity method investments	122	216
Proceeds from sale of interest in equity method investment	57,500	—
Proceeds from sale of property	351	—
Increase in restricted cash	—	(1)
Investment in marketable securities	(455)	(358)
Other	55	281

Net cash provided by (used in) investing activities	23,174	(30,438)

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	January 31
	2010	2009
Cash Flows from Financing Activities:
Borrowings under short-term debt	$(276,000)	$(383,000)
Repayments under short-term debt	263,000	424,500
Retirement of long-term debt	(199)	(394)
Issuance of common stock through dividend reinvestment and employee stock plans	4,577	3,588
Repurchases of common stock	(36,878)	—
Dividends paid	(19,813)	(19,072)
Other	(150)	(50)

Net cash provided by (used in) financing activities	(65,463)	25,572

Net Increase in Cash and Cash Equivalents	8,640	15,896
Cash and Cash Equivalents at Beginning of Period	7,558	6,991

Cash and Cash Equivalents at End Period	$16,198	$22,887

Noncash Investing and Financing Activities:
Accrued construction expenditures	$3,072	$3,390
See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended
	January 31
	2010	2009

Net Income	$113,749	$80,876

Other Comprehensive Income:
Unrealized gain (loss) from hedging activities of equity method investments, net of tax of $369 in 2010 and ($1,511) in 2009	573	(2,343)
Reclassification adjustment from hedging activities of equity method investments included in net income, net of tax of $428 in 2010 and ($566) in 2009	664	(880)

Total Comprehensive Income	$114,986	$77,653

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
1. Summary of Significant Accounting Policies
     Unaudited Interim Financial Information
The consolidated financial statements have not been audited. We have prepared the unaudited consolidated financial statements under the rules of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America are omitted in this interim report under these SEC rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the year ended October 31, 2009.
      Seasonality and Use of Estimates
The unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at January 31, 2010 and October 31, 2009, the results of operations for the three months ended January 31, 2010 and 2009, and cash flows for the three months ended January 31, 2010 and 2009. Our business is seasonal in nature. The results of operations for the three months ended January 31, 2010 do not necessarily reflect the results to be expected for the full year.
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
      Significant Accounting Policies
Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2009. There were no significant changes to those accounting policies during the three months ended January 31, 2010.
      Rate-Regulated Basis of Accounting
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
Our regulatory assets are recoverable through either rate riders or base rates specifically authorized by a state regulatory commission. Base rates are designed to provide both a recovery of cost and a return on investment during the period the rates are in effect. As such, all of our regulatory assets are subject to review by the respective state regulatory commission during any future rate proceedings. In the event that accounting for the effects of rate-based regulation were no longer applicable, we would recognize a write-off of the regulatory assets and regulatory liabilities that would result in an adjustment to net income. Our utility operations continue to recover their costs through cost-based rates established by the state regulatory commissions. As a result, we believe that the accounting prescribed under rate-based regulation remains appropriate. It is our opinion that all regulatory assets are recoverable in future rate proceedings; therefore, we have not recorded any regulatory assets that are recoverable but are not yet included in base rates or contemplated in a future rate recovery proceeding.
Regulatory assets and liabilities in the consolidated balance sheets as of January 31, 2010 and October 31, 2009 are as follows.

	January 31,	October 31,
In thousands	2010	2009

Regulatory assets	$244,702	$337,543
Regulatory liabilities	417,130	409,323
Inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with accounting regulations prescribed under rate-based regulation. For information on related party transactions, see Note 8 to the consolidated financial statements in this Form 10-Q.
      Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board (FASB) issued new accounting guidance for employers’ disclosures about plan assets of defined benefit pension and other postretirement plans. This guidance requires that employers provide more transparency about the assets held by retirement plans or other postretirement employee benefit plans, the concentration of risk in those plans and information about the fair value measurements of plan assets similar to the disclosures required by current fair value guidance. The guidance is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Since only additional disclosures about plan assets of defined benefit pension and other postretirement plans are required, it is not expected to have a material impact on our financial position, results of operations or cash flows. We will adopt the guidance on benefit plan assets during our fiscal year ending October 31, 2010.
In January 2010, the FASB issued accounting guidance to require new fair value measurement and classification disclosures, and to clarify existing disclosures. The guidance requires disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy, and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies the existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value, and amends guidance on employers’ disclosures about postretirement benefit plan assets to require disclosures be provided by asset class instead of major categories of assets. The guidance is effective for interim and fiscal periods beginning after December 15, 2009, with the exception that the Level 3 activity disclosure requirement will be effective for interim periods for fiscal years beginning after December 15, 2010. Since the guidance addresses only disclosure related to fair value measurements, adoption of the guidance during our fiscal second quarter beginning February 1, 2010 did not have a material impact on our financial position, results of operations or cash flows. We will adopt the guidance for Level 3 disclosure for the first quarter of our fiscal year ending October 31, 2012.
2. Regulatory Matters
On August 3, 2009, we filed testimony with the North Carolina Utilities Commission (NCUC) in support of our gas cost purchasing and accounting practices for the twelve months ended May 31, 2009. A hearing was held on October 6, 2009 and testimony was submitted by us and the North Carolina Public Staff with agreed upon adjustments for the 2009 gas cost review period. A joint proposed order was filed on November 12, 2009. On February 17, 2010, the NCUC issued an order approving our gas cost purchasing and accounting practices for the period under review.
On October 1, 2009, we filed a petition with the Public Service Commission of South Carolina (PSCSC) requesting approval to offer three energy efficiency programs to residential and commercial customers. The proposed programs in South Carolina are designed to promote energy conservation and efficiency by residential and commercial customers with full ratepayer recovery of program costs and are similar to approved energy efficiency programs in North Carolina. A hearing was held on February 11, 2010. We are unable to predict the outcome of this proceeding at this time.
On July 1, 2009, we filed an annual report for the twelve months ended December 31, 2008 with the Tennessee Regulatory Authority (TRA) that reflected the transactions in the deferred gas cost account for the Actual Cost Adjustment mechanism. We are unable to predict the outcome of this proceeding at this time.
On July 16, 2009, we filed a petition with the TRA requesting approval to decouple residential rates in Tennessee and to offer three energy efficiency programs to residential customers. We proposed a margin decoupling tracker mechanism that was designed to allow us to recover from our residential customers the approved per customer margin as approved in our last general rate proceeding. The proposed energy efficiency programs in Tennessee were designed to promote energy conservation and efficiency by residential customers and were similar to approved energy efficiency programs in North Carolina. On August 24, 2009, the TRA suspended the tariff and established a contested case to address the filing. A hearing on our requests was held in December 2009. In January 2010, the TRA denied our petition without prejudice to us refiling a margin decoupling tracker mechanism and energy efficiency programs for residential customers in a general rate proceeding.
3. Earnings per Share
We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the three months ended January 31, 2010 and 2009 is presented below.

	Three Months
In thousands except per share amounts	2010	2009

Net Income	$113,749	$80,876

Average shares of common stock outstanding for basic earnings per share	73,173	73,319
Contingently issuable shares under incentive compensation plans	372	327

Average shares of dilutive stock	73,545	73,646

Earnings Per Share of Common Stock:
Basic	$1.55	$1.10
Diluted	$1.55	$1.10
4. Marketable Securities
We have marketable securities that are invested in money market and mutual funds that are liquid and actively traded on the exchanges. These securities are assets that are held in a rabbi trust established for our deferred compensation plans that became effective on January 1, 2009. For further information on the deferred compensation plans, see Note 6 to the consolidated financial statements.
The money market investments in the trust approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on quoted market prices as traded on the exchanges. The composition of these securities as of January 31, 2010 and October 31, 2009 is as follows.

	As of January 31, 2010		As of October 31, 2009
		Fair		Fair
In thousands	Cost	Value	Cost	Value

Money markets	$263	$263	$169	$169
Mutual funds	566	626	205	272

Total trading securities	$829	$889	$374	$441

5. Capital Stock
On November 16, 2009, we discovered that we had inadvertently sold more shares under our dividend reinvestment and stock purchase plan (DRIP) than were registered with the SEC and authorized by our Board of Directors for issuance under the DRIP. We also discovered that the registration statement we believed had registered shares issued under the DRIP between December 1, 2008 and November 16, 2009 had expired for some of those shares. As a result, 568,000 shares sold to DRIP participants at prices ranging from $21.59 to $31.56 during that period may not have been properly registered under the Securities Act. We received $13.6 million in the aggregate from these sales, which was used for financing the construction of additions to our facilities and for general corporate purposes. Our Board of Directors ratified the authorization and issuance of the excess number of shares, and on November 20, 2009, we filed a registration statement covering the sale and issuance of an additional 2.75 million shares of our common stock under the DRIP. On February 8, 2010, we filed a registration statement which offers to rescind the purchase of the 568,000 shares sold under the DRIP between December 1, 2008 and November 16, 2009 and registers all previously unregistered shares issued under the DRIP during that period. While we are unable to predict the full consequences of these events, we do not expect any rescissions or regulatory actions, if any, to have a material adverse effect on us.
In January 2010, we began to purchase and retire 1.8 million shares of our common stock under the Common Stock Open Market Purchase Program. We used a broker to repurchase the shares on the open market, and such shares were cancelled and became authorized but unissued shares available for issuance. As of January 31, 2010, we had repurchased 1.4 million shares at an average price of $26.38 per share. Total consideration paid of $36.9 million to purchase the shares was recorded in “Stockholders’ equity” as a reduction in “Common stock” in the consolidated balance sheets. In February 2010, we repurchased an additional .4 million shares for $10.4 million under the program.
6. Employee Benefit Plans
Components of the net periodic benefit cost for our defined benefit pension plans and our other postretirement employee benefits (OPEB) plan for the three months ended January 31, 2010 and 2009 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2010	2009	2010	2009	2010	2009
Service cost	$2,100	$1,487	$10	$6	$334	$360
Interest cost	2,850	2,750	61	83	476	579
Expected return on plan assets	(4,775)	(4,138)	—	—	(345)	(426)
Amortization of transition obligation	—	—	—	—	167	167
Amortization of prior service (credit) cost	(550)	(549)	5	5	—	—
Amortization of actuarial loss (gain)	550	—	2	(10)	59	—

Total	$175	$(450)	$78	$84	$691	$680

In January 2010, we contributed $22 million to the qualified pension plan and $.2 million to the money purchase pension plan. We anticipate that we will contribute the following amounts to our other plans in 2010.

In thousands

Nonqualified pension plan	$528
OPEB plan	3,400
We have a defined contribution restoration plan that we fund annually and that covers all officers at the vice president level and above. For the three months ended January 31, 2010, we contributed $.4 million to this plan. We have a voluntary deferral plan for the benefit of all director-level employees and officers; we make no contributions to this plan. Both deferred compensation plans are funded through a rabbi trust with a bank as the trustee. At January 31, 2010, we have a liability of $.9 million for these plans.
See Note 4 and Note 9 to the consolidated financial statements of this Form 10-Q for information on the investments in marketable securities that are held in the trust.

7. Business Segments
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
We evaluate the performance of the regulated utility segment based on margin, operations and maintenance expenses and operating income. We evaluate the performance of the non-utility activities segment based on earnings from the ventures. The basis of segmentation and the basis of the measurement of segment profit or loss are the same as reported in the consolidated financial statements in our Form 10-K for the year ended October 31, 2009.
Operations by segment for the three months ended January 31, 2010 and 2009 are presented below.

	Regulated		Non-utility
	Utility		Activities		Total
In thousands	2010	2009	2010	2009	2010	2009

Three Months
Revenues from external customers	$673,736	$779,644	$—	$—	$673,736	$779,644
Margin	222,942	220,683	—	—	222,942	220,683
Operations and maintenance expenses	52,039	50,725	123	39	52,162	50,764
Income from equity method investments	—	—	11,833	9,790	11,833	9,790
Gain from sale of interest in equity method investment	—	—	49,674	—	49,674	—
Operating income (loss) before income taxes	137,963	137,079	(212)	(132)	137,751	136,947
Income before income taxes	126,599	123,892	61,297	9,648	187,896	133,540
Reconciliations to the consolidated statements of income for the three months ended January 31, 2010 and 2009 are presented below.

	Three Months
In thousands	2010	2009
Operating Income:
Segment operating income before income taxes	$137,751	$136,947
Utility income taxes	(50,162)	(48,948)
Non-utility activities before income taxes	212	132

Operating income	$87,801	$88,131

Net Income:
Income before income taxes for reportable segments	$187,896	$133,540
Income taxes	(74,147)	(52,664)

Net income	$113,749	$80,876

8. Equity Method Investments
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
We own 21.49% of the membership interests in Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the NCUC.
On October 22, 2009, we reached an agreement with Progress Energy Carolinas, Inc. to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. To provide the additional delivery service, we have executed an agreement with Cardinal, which is subject to NCUC approval, to expand our firm capacity requirement by 149,000 dekatherms per day to serve Progress Energy Carolinas. This will require Cardinal to spend as much as $39.2 million for the addition of a new compressor station and expanded meter stations in order to increase the capacity of its system by up to 199,000 dekatherms per day of firm capacity. As an equity venture partner of Cardinal, we will invest as much as $8.7 million in Cardinal’s system expansion. When the project is placed into service on the scheduled in-service date of July 1, 2012, the members’ capital will be replaced with permanent financing with a target overall capital structure of 45-50% debt and 50-55% equity. The NCUC issued a formal certificate order to Progress Energy Carolinas for their Wayne County generation project on October 1, 2009.
We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. For each period of the three months ended January 31, 2010 and 2009, these transportation costs and the amounts we owed Cardinal as of January 31, 2010 and October 31, 2009 are as follows.

	Three Months
In thousands	2010	2009

Transportation costs	$1,035	$1,035

	January 31,	October 31,
	2010	2009

Trade accounts payable	$349	$349
We own 40% of the membership interests in Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle owns an interstate liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC).
We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. For each period of the three months ended January 31, 2010 and 2009, these gas storage costs and the amounts we owed Pine Needle as of January 31, 2010 and October 31, 2009 are as follows.

	Three Months
In thousands	2010	2009

Gas storage costs	$3,209	$3,024

	January 31,	October 31,
	2010	2009

Trade accounts payable	$1,083	$1,081
We own 15% of the membership interest in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. The other member is Georgia Natural Gas Company (GNGC), a wholly-owned subsidiary of AGL Resources, Inc. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States with most of its business being conducted in the unregulated retail gas market in Georgia. On January 1, 2010, we sold half of our 30% membership interest in SouthStar to GNGC and retained a 15% earnings and membership share in SouthStar after the sale. At closing, we received $57.5 million from GNGC resulting in an after-tax gain of $30.2 million, or $0.41 per diluted share. GNGC has no further rights to our remaining 15% interest. We will continue to maintain board representation with voting rights equal to GNGC on significant governance matters and policy decisions, and thus, exercise significant influence over the operations of SouthStar. We will continue to account for our 15% membership interest in SouthStar using the equity method, as all significant management decisions require the approval of both owners.
We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record in operating revenues the amounts billed to SouthStar. For each period of the three months ended January 31, 2010 and 2009, our operating revenues from these sales and the amounts SouthStar owed to or by us as of January 31, 2010 and October 31, 2009 are as follows.

	Three Months
In thousands	2010	2009

Operating revenues (refund)	$(63)	$2,998

	January 31,	October 31,
	2010	2009

Trade accounts (payable) receivable	$(53)	$639
Summarized financial information provided to us by SouthStar for 100% of SouthStar for the three months ended December 31, 2009 and 2008 is presented below.

	Three Months
In thousands	2009	2008

Revenues	$232,366	$285,910
Gross profit	59,952	48,164
Income before income taxes	39,361	29,856
Piedmont Hardy Storage Company, LLC, a wholly owned subsidiary of Piedmont, owns 50% of the membership interests in Hardy Storage Company, LLC (Hardy Storage), a West Virginia limited liability company. The other owner is a subsidiary of Columbia Gas Transmission Corporation, a subsidiary of NiSource Inc. Hardy Storage owns and operates an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia that is regulated by the FERC. Initial service to customers began April 1, 2007 when customers began injecting gas into storage for subsequent winter withdrawals. Final service levels were placed into service on April 1, 2009 as scheduled.
On June 29, 2006, Hardy Storage signed a note purchase agreement for interim notes and a revolving equity bridge facility for up to a total of $173.1 million for funding during the construction period. On November 1, 2007, Hardy Storage paid off the equity line of $10.2 million with member equity contributions, leaving an amount outstanding on the interim notes of $123.4 million.
The members of Hardy Storage each agreed to guarantee 50% of the construction financing. Our guaranty was executed by Piedmont Energy Partners, Inc. (PEP), a wholly owned subsidiary of Piedmont. Our share of the guaranty is capped at $111.5 million and expires upon closing of permanent financing. Depending upon the facility’s performance over the first three years after the in-service date, there could be additional construction expenditures of up to $10 million for contingency wells, of which PEP will guarantee 50%.
Securing PEP’s guaranty is a pledge of intercompany notes issued by Piedmont held by non-utility subsidiaries of PEP. Should Hardy Storage be unable to perform its payment obligation under the construction financing, PEP will call on Piedmont for the payment of the notes, plus accrued interest, for the amount of the guaranty. Also pledged is our membership interest in Hardy Storage.
We anticipate closing the permanent project financing in mid March 2010. The interim notes of $123.4 million will be replaced with a fifteen-year mortgage-style debt instrument without recourse to the members. We are structuring a capitalization of 70% debt and 30% equity.
We record a liability at fair value for this guaranty based on the present value of 50% of the construction financing outstanding at the end of each quarter, with a corresponding increase to our investment account in the venture. As our risk in the project changes, the fair value of the guaranty is adjusted accordingly through a quarterly evaluation. We continued to record the guaranty this quarter as the project was not closed out. The details of the guaranty at January 31, 2010 and October 31, 2009 are as follows.

	January 31,	October 31,
In thousands	2010	2009

Guaranty liability — PEP	$1,234	$1,234
Amount outstanding under the construction financing — Hardy Storage	123,410	123,410

We have related party transactions as a customer of Hardy Storage and record in cost of gas the storage costs charged by Hardy Storage. For each period of the three months ended January 31, 2010 and 2009, our gas storage costs and the amounts we owed Hardy Storage as of January 31, 2010 and October 31, 2009 are as follows.

	Three Months
In thousands	2010	2009

Gas storage costs	$2,236	$2,321

	January 31,	October 31,
	2010	2009

Trade accounts payable	$746	$781
9. Financial Instruments and Related Fair Value
     Derivative Assets and Liabilities under Master Netting Arrangements
We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. Based on the value of our positions in these brokerage accounts and the associated margin requirements, we may be required to deposit cash into these brokerage accounts. The accounting guidance related to derivatives and hedging requires that we use a gross presentation for the fair value amounts for our derivative instruments and the fair value of the right to reclaim cash collateral. We include amounts recognized for the right to reclaim cash collateral in our current assets and current liabilities. We had the right to reclaim cash collateral of $26.5 million and $35.4 million as of January 31, 2010 and October 31, 2009, respectively.
     Fair Value Measurements
We use financial instruments to mitigate commodity price risk for our customers. In developing our fair value measurements of these financial instruments, we utilize market data or assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally observable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observance of those inputs into the fair value hierarchy levels as set forth in the fair value accounting guidance.
Effective November 1, 2009, we adopted the additional authoritative guidance related to nonrecurring fair value for certain nonfinancial assets and liabilities, such as the initial measurement of an asset retirement obligation and the use of fair value in goodwill, intangible assets and long-lived asset impairment tests. The adoption of this fair value guidance for reporting these nonrecurring fair value measurements had no impact on our financial position, results of operations or cash flows for the three months ended January 31, 2010.
Level 1 inputs which are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access as of the reporting date consist of financial instruments of exchange-traded derivatives and investments in marketable securities. Level 2 inputs which are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly corroborated or observable as of the reporting date and generally use valuation methodologies, consist of non-exchange-traded derivative instruments such as over-the-counter (OTC) options. Level 3 inputs include significant pricing inputs that are generally less observable from objective sources which consist of cost estimates for removal (contract fees or manpower/equipment estimates), inflation factors, risk premiums, the remaining life of long-lived assets and the credit adjusted risk free rate to discount for the time value of money over the appropriate time spans.
The following table sets forth, by level of the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2010 and October 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels.
Recurring Fair Value Measurements as of January 31, 2010

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Derivatives held for distribution operations	$1,616	$—	$—	$1,616
Debt and equity securities held as trading securities	889	—	—	889

Total fair value assets	$2,505	$—	$—	$2,505

Liabilities:
Derivatives held for distribution operations	$21,984	$—	$—	$21,984

Recurring Fair Value Measurements as of October 31, 2009

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Derivatives held for distribution operations	$2,559	$—	$—	$2,559
Debt and equity securities held as trading securities	441	—	—	441

Total fair value assets	$3,000	$—	$—	$3,000

Liabilities:
Derivatives held for distribution operations	$30,290	$313	$—	$30,603

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
The carrying value of cash and cash equivalents, receivables, short-term debt, accounts payable and accrued interest approximate fair value.
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

	Carrying
In thousands	Amount	Fair Value
As of January 31, 2010	$792,313	$896,362
As of October 31, 2009	792,512	910,310
Quantitative and Qualitative Disclosures
The costs of our financial price hedging options for natural gas and all other costs related to hedging activities of our regulated gas costs are recorded in accordance with our regulatory tariffs approved by our state regulatory commissions, and thus are not accounted for as hedging instruments under derivative accounting standards. As required by the accounting guidance, the fair value amounts are presented on a gross basis and do not reflect any netting of asset and liability amounts or cash collateral amounts under master netting arrangements. As of January 31, 2010, our financial options were comprised of both long and short commodity positions. A long position in an option contract is a right to purchase or sell the commodity at a specified price, while a short position in an option contract is the obligation, if the option is exercised, to purchase or sell the commodity at a specified price. As of January 31, 2010, we had long gas options providing total coverage of 34.2 million dekatherms, of which 22.2 million dekatherms are limited in upside protection. We have sold options for 14.9 million dekatherms that guarantee a minimum floor price for supply. The long and short options are for the period from March 2010 through February 2011.
The following table presents the fair value and balance sheet classification of our financial options for natural gas as of January 31, 2010 and October 31, 2009.

Fair Value of Derivative Instruments as of January 31, 2010

	Balance Sheet Classification	Fair Value
		in thousands

Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:

Asset Financial Instruments
Gas purchase options (March 2010-February 2011)	Current Assets — Gas purchase derivative assets	$1,616

Liability Financial Instruments
Gas purchase options (March 2010-February 2011)	Current Liabilities — Gas purchase derivative liabilities	21,984

Total financial instruments, net		$(20,368)

Fair Value of Derivative Instruments as of October 31, 2009

	Balance Sheet Classification	Fair Value
		in thousands

Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:

Asset Financial Instruments
Gas purchase options (December 2009-November 2010)	Current Assets — Gas purchase derivative assets	$2,559

Liability Financial Instruments
Gas purchase options (December 2009-November 2010)	Current Liabilities — Gas purchase derivative liabilities	30,603

Total financial instruments, net		$(28,044)

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
The following table presents the impact that financial instruments would have had on our consolidated statements of income for the three months ended January 31, 2010, absent the regulatory treatment under our approved PGA procedures.
Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards

	Amount of Loss Recognized	Amount of Loss Deferred	Location of Loss
	on	Under	Recognized through
in thousands	Derivatives	PGA Procedures	PGA Procedures

Gas purchase options	$(16,650)	$(16,650)	Cost of Gas
In Tennessee, the cost of these options and all other costs related to hedging activities up to 1% of total annual gas costs are approved for recovery under the terms and conditions of our Tennessee Incentive Plan (TIP) approved by the TRA. In South Carolina, the costs of these options are pre-approved by the PSCSC for recovery from customers subject to the terms and conditions of our gas hedging plan approved by the PSCSC. In North Carolina, costs associated with our hedging program are not pre-approved by the NCUC but are treated as gas costs subject to an annual cost review proceeding by the NCUC. In 2009, as a part of our North Carolina annual cost review proceeding for the twelve months ended May 31, 2009, we and the North Carolina Public Staff agreed to an adjustment of $1.1 million related to hedging activity as reflected in “Amounts due from customers,” which was approved by the NCUC in February 2010.
     Risk Management
Our OTC derivative financial instruments do not contain material credit-risk-related or other contingent features that could require us to make accelerated payments over and above payments made in the normal course of business when we are in a net liability position. At January 31, 2010, we have five International Swaps and Derivatives Association (ISDA) agreements for the purpose of securing put options as a part of our overall hedging program. The ISDA agreements specify a net liability of $55 million, $50 million, $30 million, $25 and $2 million before we are obligated to post collateral. The net liability extended under the agreements is a function of the credit rating assigned to us by Standard & Poor’s Ratings Services (S&P), which is currently A/stable. In the event of a downgrade in our S&P credit rating to A-, the net liability available to us would decline to $142 million before we would be obligated to post collateral. We have no outstanding positions under any ISDA agreement as of January 31, 2010.
We seek to identify, assess, monitor and manage risk in accordance with defined policies and procedures under an Enterprise Risk Management Policy. In addition, we have an Energy Price Risk Management Committee (EPRMC) that monitors compliance with our hedging programs, policies and procedures.
10. Long-Term Debt Instruments
During the three months ended January 31, 2010, we paid $.2 million to noteholders of the 6.25% insured quarterly notes. These notes have a redemption right upon the death of the owner of the notes, within specified limitations.
11. Short-Term Debt Instruments
We have a syndicated five-year revolving credit facility that expires April 2011 with aggregate commitments totaling $450 million to meet working capital needs. This facility may be increased up to $600 million and includes annual renewal options and letters of credit. We pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. The facility provides a line of credit for letters of credit of $5 million, of which $2.7 million and $2.4 million were issued and outstanding at January 31, 2010 and October 31, 2009, respectively. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day LIBOR rate plus from 15 to 35 basis points, based on our credit ratings. Amounts borrowed remain outstanding until repaid, and such amounts do not mature daily. Due to the seasonal nature of our business, amounts borrowed can vary significantly during the year.
As of January 31, 2010 and October 31, 2009, outstanding short-term borrowings under our syndicated five-year credit facility, as included in “Short-term debt” in the consolidated balance sheets, were $293 million and $306 million, respectively, in LIBOR cost-plus loans. During the three months ended January 31, 2010, short-term borrowings ranged from $236.5 million to $342.5 million, and interest rates ranged from .48% to .5% (weighted average of .49%). Our syndicated five-year revolving credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 52% at January 31, 2010.

We have corrected the presentation within the consolidated statements of cash flows for the three months ended January 31, 2009 to present borrowings and repayments under our syndicated five-year revolving credit facility on a gross basis. Such borrowings and repayments were formerly presented on a net basis. There was no effect on total cash flows from financing activities.
12. Employee Share-Based Plans
Under Board of Directors approved incentive compensation plans, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months ended January 31, 2010 and 2009, we recorded compensation expense, and as of January 31, 2010 and October 31, 2009, we have accrued amounts for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
Also under our approved incentive plan, 65,000 unvested shares of our common stock were granted to our President and Chief Executive Officer in September 2006. During the five-year vesting period, any dividends paid on these shares are accrued and converted into additional shares at the closing price on the date of the dividend payment. In accordance with the vesting schedule, 20% of the shares vested on September 1, 2009. The remaining 30% and 50% of the shares will vest on September 1, 2010 and 2011, respectively. For the three months ended January 31, 2010 and 2009, we recorded compensation expense, and as of January 31, 2010 and October 31, 2009, we have accrued amounts for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
The compensation expense related to the incentive compensation plans for the three months ended January 31, 2010 and 2009, and the amounts recorded as liabilities as of January 31, 2010 and October 31, 2009 are presented below.

	Three Months
In thousands	2010	2009

Compensation expense	$2,774	$(70)

	January 31,	October 31,
	2010	2009

Liability	$7,210	$8,173
On a quarterly basis, we issue shares of common stock under the employee stock purchase plan and have accounted for the issuance as an equity transaction. The exercise price is calculated as 95% of the fair market value on the purchase date of each quarter where fair market value is determined by calculating the mean average of the high and low trading prices on the purchase date.
Currently, it is our policy to issue new shares for share-based awards. Shares of common stock to be issued under approved incentive compensation plans are contingently issuable shares and are included in our calculation of fully diluted earnings per share.

13. Commitments and Contingent Liabilities
     Long-term contracts
We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers, telecommunication and information technology contracts and other purchase obligations. The time periods for pipeline and storage capacity contracts range from one to fourteen years. The time periods for gas supply contracts range from one to three years. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service range from one to three years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles and contractors.
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
     Letters of Credit
We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $2.7 million in letters of credit that were issued and outstanding at January 31, 2010. Additional information concerning letters of credit is included in Note 11 to the consolidated financial statements in this Form 10-Q.
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
As part of a voluntary agreement with the North Carolina Department of Environment and Natural Resources (NCDENR), we started the initial steps for investigating the Hickory, North Carolina MGP site in 2007. Based on a limited site assessment report in 2007, we concluded that gas plant residuals remaining on the Hickory site were thought to be mostly contained within two former tar separators associated with the site’s operations. During 2008, more extensive testing was conducted and completed, including soil investigation and phase 1 of the groundwater investigation. The soil investigation revealed that most of the site surface soils and a significant area of deep soils exceed the site specific cleanup standards, and phase 1 of the groundwater investigation revealed contamination from an underground storage tank and the MGP. A remedial work plan to remove the soil has been submitted and approved by the NCDENR. The removal of approximately 10,000 tons of MGP impacted soil and phase 2 groundwater investigation has been delayed at the request of the property owners until our second fiscal quarter. Our estimate of the total cost to remediate the soil contamination is $1 million, and the phase 2 groundwater investigation may reveal the need for additional groundwater remediation.
In September 2009, the NCDENR requested a remediation plan for the Reidsville, North Carolina MGP site. In January 2010, we submitted our plan to the NCDENR. Our estimate of the total cost to remediate the Reidsville site is $.8 million.
In November 2008, we submitted our final report of the remediation of the Nashville MGP site to the Tennessee Department of Environment and Conservation (TDEC). Subsequently, the TDEC requested an additional soil removal report, groundwater monitoring and its reporting, and limited soil investigation of an adjacent property and its reporting. Minor groundwater contamination was detected and soil contaminant levels of the adjacent property were found to be within state standards. Work is progressing to finalize the consent order for the site with the TDEC, and we anticipate completion in our fourth quarter of 2010. We have incurred $1.5 million through January 31, 2010.
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
We are continuing to investigate and remediate the property where our Huntersville LNG facility is located. During the three months ended January 31, 2010, our estimate of the total cost to remediate the property increased from $1.6 million to $2.3 million, for which we increased our reserve by the additional $.7 million. We have incurred $1.3 million through January 31, 2010. For further information, see Note 7 to our Form 10-K for the year ended October 31, 2009.
Further evaluation of the MGP sites and the underground storage tank sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
During 2008, through the normal course of an on-going business review, one of our operating districts was found to have coatings containing asbestos on their pipelines. We have taken action to educate employees on the hazards of asbestos and to implement procedures for removing these coatings from our pipelines when we must excavate and expose small portions of the pipeline. We continue to determine the impacts and related costs to us, if any, and the impact to employees and contractors, if any.
Additional information concerning commitments and contingencies is set forth in Note 7 to the consolidated financial statements of our Form 10-K for the year ended October 31, 2009.
14. Subsequent Events
We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. All subsequent events of which we are aware have been evaluated. For information on subsequent events disclosure items related to regulatory matters and common stock, see Note 2 and Note 5, respectively, to the consolidated financial statements of this Form 10-Q.
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
This report, as well as other documents we file with the SEC, may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. These statements are based on management’s current expectations and information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to:
•	Regulatory issues affecting us and those from whom we purchase natural gas transportation and storage service, including those that affect allowed rates of return, terms and conditions of service, rate structures and financings. We monitor our ability to earn appropriate rates of return and initiate general rate proceedings as needed.

•	Residential, commercial, industrial and power generation growth and energy consumption in our service areas. The ability to grow our customer base, the pace of that growth and the levels of energy consumption are impacted by general business and economic conditions, such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our service areas and the country, and fluctuations in the wholesale prices of natural gas and competitive energy sources.

•	Deregulation, regulatory restructuring and competition in the energy industry. We face competition from electric companies and energy marketing and trading companies, and we expect this competitive environment to continue.

•	The potential loss of large-volume industrial customers to alternate fuels or to bypass, or the shift by such customers to special competitive contracts or to tariff rates that are at lower per-unit margins than that customer’s existing rate.

•	The capital-intensive nature of our business. In order to maintain growth, we must add to our natural gas distribution system each year. The cost of this construction may be affected by the cost of obtaining governmental approvals, compliance with federal and state pipeline safety and integrity regulations, development project delays and the cost and availability of labor and materials. Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost and timing of a project.

•	Access to capital markets. Our internally generated cash flows are not adequate to finance the full cost of capital expenditures. As a result, we rely on access to both short-term and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by cash flows from operations. Changes in the capital markets or our financial condition could affect access to and cost of capital.

•	Changes in the availability and cost of natural gas. To meet firm customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts allow us to remain competitive. Natural gas is an unregulated commodity market subject to supply and demand and price volatility. Producers, marketers and pipelines are subject to operating, regulatory and financial risks associated with exploring, drilling, producing, gathering, marketing and transporting natural gas and have risks that increase our exposure to supply and price fluctuations. Since such risks may affect the availability and cost of natural gas, they also may affect the competitive position of natural gas relative to other energy sources.

•	Changes in weather conditions. Weather conditions and other natural phenomena can have a material impact on our earnings. Severe weather conditions, including destructive weather patterns such as hurricanes, can impact our suppliers and the pipelines that deliver gas to our distribution system and our distribution and transmission assets. Weather conditions directly influence the supply, demand, distribution and cost of natural gas.

•	Changes in environmental, safety, system integrity, tax and other laws and regulations, including those related to climate change, and the cost of compliance. We are subject to extensive federal, state and local laws and regulations. Compliance with such laws and regulations could increase capital or operating costs, affect our reported earnings, increase our liabilities or change the way our business is conducted.

•	Ability to retain and attract professional and technical employees. To provide quality service to our customers and meet regulatory requirements, we are dependent on our ability to recruit, train, motivate and retain qualified employees.

•	Changes in accounting regulations and practices. We are subject to accounting regulations and practices issued periodically by accounting standard-setting bodies. New accounting standards may be issued that could change the way we record revenues, expenses, assets and liabilities, and could affect our reported earnings or increase our liabilities.

•	Earnings from our equity method investments. We invest in companies that have risks that are inherent in their businesses, and these risks may negatively affect our earnings from those companies.

•	Changes in outstanding shares. The number of outstanding shares may fluctuate due to repurchases under our Common Stock Open Market Purchase Program or new issuances.
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
We have two reportable business segments, regulated utility and non-utility activities. The regulated utility segment is the largest segment of our business with approximately 96% of our consolidated assets. Factors critical to the success of the regulated segment include a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. For the three months ended January 31, 2010, our earnings before taxes, including the gain from the sale of half of our ownership interest in SouthStar of $49.7 million, were $187.9 million. For the current period, 67% of our earnings before taxes, including the gain from the sale of half of our ownership interest in SouthStar, came from our regulated utility segment. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses that are involved in unregulated retail natural gas marketing, interstate natural gas storage and intrastate natural gas transportation. For the three months ended January 31, 2010, the earnings before taxes from our non-utility segment, including the gain from the sale of half of our ownership interest in SouthStar, was 33%, which consisted of 1% from regulated non-utility activities and 32% from unregulated non-utility activities.
The GAAP presentation does not adequately reflect our segments because of the inclusion of the gain from the sale of half of our ownership interest in SouthStar, which is in our non-utility activities segment. Excluding this gain, for the three months ended January 31, 2010, 92% of our earnings before taxes came from our regulated utility segment, and earnings before taxes from our non-utility segment was 8%, which consisted of 1% from regulated non-utility activities and 7% from unregulated non-utility activities.
For further information on business segments, see Note 7 to the consolidated financial statements in this Form 10-Q. For information about our equity method investments, see Note 8 to the consolidated financial statements in this Form 10-Q.
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
Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and to earn a fair rate of return for our shareholders. In North Carolina, a margin decoupling mechanism provides for the recovery of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism results in semi-annual rate adjustments to refund any over-collection of margin or recover any under-collection of margin. We have weather normalization adjustment (WNA) mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal weather on bills rendered during the months of November through March for residential and commercial customers. The WNA formula calculates the actual weather variance from normal, using 30 years of history, which increases revenues when weather is warmer than normal and decreases revenues when weather is colder than normal. The gas cost portion of our costs is recoverable through PGA procedures and is not affected by the margin decoupling mechanism or the WNA.
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
One of our objectives has been to focus on future growth opportunities in a low-carbon energy economy. We are continually reviewing our business processes for quality and efficiency with a concentration on customer-oriented process improvements to be in a position to seize future business opportunities.
We must leverage our regulatory structure to realize future growth opportunities in a low-carbon energy economy. One example of this is our pursuit of alternatives to the traditional utility rate design that provide for the collection of margin revenue based on volumetric throughput with new rate designs and incentives that allow utilities to encourage energy efficiency and conservation. By breaking the link between energy consumption and margin revenues, or decoupling as we say, utilities’ interests are aligned with customers’ interests around conservation and energy efficiency. In North Carolina, we have decoupled rates. In South

Carolina, we operate under a rate stabilization mechanism that achieves the objectives of margin decoupling with a one-year lag. The TRA denied our filing to decouple residential rates without prejudice to us refiling for a decoupled rate structure in a general rate proceeding.
Even as we implement energy efficiency programs for our customers so that individual residential and business customers can save on their total natural gas bill by using natural gas as efficiently as possible, we also will continue our efforts to promote the direct use of natural gas in more homes, businesses, industries and vehicles. Our message is simple: the expanded use of domestic natural gas can help revitalize our economy, reduce overall greenhouse gas emissions and enhance our national energy security. With the success of drilling and completion technologies, recent production of domestic natural gas supplies from shale formations has resulted in an increase of domestic gas supply, which in turn has contributed to a moderation in the price of gas. This price moderation, if it continues as many in the industry anticipate, should lead to an increase in the competitiveness of natural gas as compared to other fuels.
In October 2009, we announced an agreement with Progress Energy Carolinas, Inc., a subsidiary of Progress, to provide natural gas delivery service to a new power generation facility to be built at their Wayne County, North Carolina power generation site. In addition to the environmental benefits associated with using natural gas at this new plant, the construction of the natural gas pipeline for this project will also add to our natural gas infrastructure in the eastern part of North Carolina and enhance future opportunities for additional economic growth and development.
While we are seeing the impacts of the economic recession in our market area with a decline in customer growth in our new construction market and continued customer conservation practices, we have seen some rebound in the industrial markets as compared with the prior year period. As discussed above, we are positioning ourselves to capitalize on new opportunities as the economy improves.
To mitigate the decline in gross residential and commercial customer additions, we are actively seeking customer conversions to natural gas in order to gain new customers outside of the new construction market.
Under current economic conditions and a colder winter, it could become more difficult for some customers to pay their gas bills, potentially leading to slower collections and higher non-gas bad debt expense. With the potential of slower turnovers of accounts receivable, our level of borrowings could increase in order to meet our working capital needs.
We invest in joint ventures to complement or supplement income from our regulated utility operations if an opportunity aligns with our overall business strategies and allows us to leverage our core competencies. We analyze and evaluate potential projects with a major factor being a projected rate of return greater than the returns allowed in our utility operations due to the higher risk of such projects. We participate in the governance of our ventures by having management representatives on the governing boards. We monitor actual performance against expectations, and any decision to exit an existing joint venture would be based on many factors, including performance results and continued alignment with our business strategies. On January 1, 2010, we sold half of our 30% interest in SouthStar to GNGC for $57.5 million. For further information, see Note 8 to the consolidated financial statements in this Form 10-Q.
Results of Operations
We reported net income of $113.7 million for the three months ended January 31, 2010 as compared to $80.9 million for the same period in 2009. The following table sets forth a comparison of the components of our consolidated statements of income for the three months ended January 31, 2010 as compared with the three months ended January 31, 2009.

Income Statement Components

	Three Months Ended January 31
In thousands, except per share amounts	2010	2009	Variance	Percent Change
Operating Revenues	$673,736	$779,644	$(105,908)	(13.6)%
Cost of Gas	450,794	558,961	(108,167)	(19.4)%

Margin	222,942	220,683	2,259	1.0%

Operations and Maintenance	52,039	50,725	1,314	2.6%
Depreciation	24,355	24,142	213	0.9%
General Taxes	8,585	8,737	(152)	(1.7)%
Income Taxes	50,162	48,948	1,214	2.5%

Total Operating Expenses	135,141	132,552	2,589	2.0%

Operating Income	87,801	88,131	(330)	(0.4)%
Other Income (Expense), net of tax	37,252	5,758	31,494	547.0%
Utility Interest Charges	11,304	13,013	(1,709)	(13.1)%

Net Income	$113,749	$80,876	$32,873	40.6%

Average Shares of Common Stock:
Basic	73,173	73,319	(146)	(0.2)%
Diluted	73,545	73,646	(101)	(0.1)%

Earnings Per Share of Common Stock:
Basic	$1.55	$1.10	$0.45	40.9%
Diluted	$1.55	$1.10	$0.45	40.9%

Key statistics are shown in the table below for the three months ended January 31, 2010 and 2009.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended
	January 31			Percent
	2010	2009	Variance	Change

Deliveries in Dekatherms (in thousands):
Sales Volumes	55,367	52,376	2,991	5.7%
Transportation Volumes	29,355	24,155	5,200	21.5%

Throughput	84,722	76,531	8,191	10.7%

Secondary Market Volumes	10,523	13,392	(2,869)	(21.4)%

Customers Billed (at period end)	970,973	965,402	5,571	0.6%
Gross Customer Additions	3,066	3,913	(847)	(21.6)%

Degree Days
Actual	2,050	1,944	106	5.5%
Normal	1,858	1,856	2	0.1%
Percent colder than normal	10.3%	4.7%	n/a	n/a

Number of Employees (at period end)	1,809	1,823	(14)	(0.8)%

Operating Revenues
Operating revenues decreased $105.9 million for the three months ended January 31, 2010 compared with the same period in 2009 primarily due to the following decreases:

•	$83.1 million primarily from lower prices for gas passed through to sales customers.

•	$33 million from secondary market transactions due to decreased activity and gas costs. Secondary market transactions consist of off-system sales and capacity release arrangements and are a part of our regulatory gas supply management program with regulatory-approved sharing mechanisms between our utility customers and our shareholders.

•	$8.6 million from the margin decoupling mechanism.
These decreases were partially offset by an increase of $20.9 million of commodity gas costs from increased volume deliveries to sales customers.
Cost of Gas
Cost of gas decreased $108.2 million for the three months ended January 31, 2010 compared with the same period in 2009 primarily due to the following decreases:
•	$96.6 million primarily from lower prices for gas passed through to sales customers.

•	$32.3 million from commodity gas costs in secondary market transactions due to decreased activity and gas costs.
These decreases were partially offset by an increase of $20.9 million of commodity gas costs from increased volume deliveries to sales customers.
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
Margin
Margin increased $2.3 million for the three months ended January 31, 2010 compared with the same period in 2009, primarily due to gas cost adjustments, residential customer growth and improved volumes from industrial customers.
Our utility margin is defined as natural gas revenues less natural gas commodity purchases and fixed gas costs for transportation and storage capacity. Margin, rather than revenues, is used by management to evaluate utility operations due to the impact of the flow through of wholesale commodity costs, which accounts for 49% of revenues for the three months ended January 31, 2010, and transportation and storage costs, which account for 4%.
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
Our utility margin is impacted also by certain regulatory mechanisms as defined elsewhere in this document and in our Form 10-K for the year ended October 31, 2009. These include the WNA in Tennessee and South

Carolina, the Natural Gas Rate Stabilization Act in South Carolina, secondary market activity in North Carolina and South Carolina, the TIP in Tennessee, the margin decoupling mechanism in North Carolina and negotiated loss treatment and the collection of uncollectible gas costs in all three jurisdictions. We retain 25% of secondary market margins generated through off-system sales and capacity release activity in all jurisdictions, with 75% credited to customers through the incentive plans.
Operations and Maintenance Expenses
Operations and maintenance expenses increased $1.3 million for the three months ended January 31, 2010 compared with the same period in 2009 due to $3.5 million in payroll expense primarily from an increase in long-term incentive plan accruals priced at a higher current stock price and on a higher number of shares in the plans. This increase was partially offset by a decrease of $1.6 million in employee benefits primarily due to the regulatory deferral of the Tennessee portion of the pension plan funding which occurred in the current period compared to the third quarter in 2009, partially offset by an increase in group insurance expense from higher claims and an increase in pension expense from a lower discount rate used to determine periodic benefit cost.
Other Income (Expense)
Other Income (Expense) is comprised of income from equity method investments, gain on sale of interest in equity method investment, non-operating income, non-operating expense and income taxes related to these items. Non-operating income includes non-regulated merchandising and service work, subsidiary operations, interest income and other miscellaneous income. Non-operating expense is comprised of charitable contributions and other miscellaneous expenses.
The primary change to Other Income (Expense) for the three months ended January 31, 2010 as compared with the same period in 2009 was in income from equity method investments and the gain on the sale of half of our ownership interest in SouthStar. All other changes were insignificant for the period.
On January 1, 2010, we sold 50% of our 30% membership interest in SouthStar to the other member of the joint venture and retained a 15% earnings and membership interest after the sale. The pre-tax gain on the sale was $49.7 million. The after-tax gain was $30.2 million, or $.41 per diluted earnings per share.
Income from equity method investments increased $2 million for the three months ended January 31, 2010 as compared with the same period in 2009 primarily due to a $2.4 million increase in earnings from SouthStar primarily due to favorable changes in the lower of cost or market storage inventory adjustment and the retail pricing plan mix chosen by SouthStar customers.
Utility Interest Charges
Utility interest charges decreased $1.7 million for the three months ended January 31, 2010 compared with the same period in 2009 primarily due to the following:
•	$1 million decrease in interest on short-term debt primarily due to the average interest rate of the current period being approximately 100 basis points lower than the prior year period combined with lower levels of borrowing in the current period.

•	$.6 million decrease in interest on long-term debt primarily due to lower amounts outstanding.

Financial Condition and Liquidity
          To meet our capital and liquidity requirements, we rely on certain resources, including cash flows from operating activities, access to capital markets, cash generated from our investments in joint ventures and short-term bank borrowings. Even though we have been operating in tighter credit markets for over a year, we believe that these sources, including amounts available to us under our existing syndicated five-year revolving credit facility, will continue to allow us to meet our needs for working capital, construction expenditures, investments in joint ventures, anticipated debt redemptions and dividend payments.
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
Net cash provided by operating activities was $50.9 million and $20.8 million for the three months ended January 31, 2010 and 2009, respectively. Net cash provided by operating activities reflects a $32.9 million increase in net income for 2010 compared with 2009, which includes an after-tax gain of $30.2 million on the sale of half of our interest in SouthStar as discussed in Results of Operations above.
The effect of changes in working capital on net cash provided by operating activities is described below:
•	Trade accounts receivable and unbilled utility revenues increased $280.6 million in the current period primarily due to the winter consumption of gas. Weather during the current period was 5.5% colder than the same prior year period. Volumes sold to residential and commercial customers increased 3 million dekatherms primarily due to the colder weather and customer growth, partially offset by lower gas costs in 2010 as compared with 2009. Total throughput increased 8.2 million dekatherms as compared with the same prior period.
•	Net amounts due from customers decreased $95.8 million primarily due to decreases for gas cost amounts deferred and the impact of the decrease in amounts recorded under the margin decoupling mechanism, partially offset by realized and unrealized losses on hedging activities.

•	Gas in storage increased $.5 million in the current period primarily due to prepaid inventories becoming available for use which increased the levels of gas in storage, partially offset by volumes of gas in storage at a lower average cost than the prior year.

•	Prepaid gas costs decreased $40.2 million in the current period primarily due to gas becoming available for sale during the period. Under some gas supply contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the winter heating season.

•	Trade accounts payable increased $92.1 million in the current period primarily due to gas purchases to meet customer demand during the winter months.
Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA in South Carolina and Tennessee generated credits to customers of $4.6 million and $1.7 million in the three months ended January 31, 2010 and 2009, respectively. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” or “Amounts due to customers” in the consolidated balance sheets for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism reduced margin by $15.5 million and $6.9 million in the three months ended January 31, 2010 and 2009, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanism.
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
Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $23.2 million and ($30.4) million for the three months ended January 31, 2010 and 2009, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the three months ended January 31, 2010 were $33.9 million as compared to $29.9 million in the same prior period primarily due to the construction of the Nashville operations center.
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
We have deferred the development and construction of our previously announced LNG peak storage facility in Robeson County, North Carolina based on our current growth projections, which indicate that we may need to resume development of the project in 2011 to prepare for construction beginning in 2012 in order to provide service in 2015. This LNG peak storage facility, with an intended capacity to store approximately 1.25 billion cubic feet of natural gas for use during times of peak demand, is part of our plan to provide safe, reliable gas distribution service to our growing customer base and manage our seasonal demand. We intend to design, construct, own and operate this facility as a regulated utility project. Preliminary estimates place the cost of the facility in the $300 million to $350 million range. With the uncertain economic outlook, we will monitor customer growth trends in our markets and plan for the development of the Robeson project when needed to meet future customer requirements.
In October 2009, we reached an agreement with Progress Energy Carolinas to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. The agreement, which is subject to NCUC approval, calls for us to construct 38 miles of 20-inch transmission pipeline along with additional compression facilities to provide natural gas delivery service to the plant by July 2012. Our investment in the pipeline and compression facilities is estimated at $85 million and is supported by a long-term service agreement. We anticipate making the capital expenditures related to the project during 2011 and 2012. To provide the additional delivery service, we have executed an agreement with Cardinal to expand our firm capacity requirement by 149,000 dekatherms per day to serve this facility. This will require Cardinal to spend as much as $39.2 million to expand its system. As a 22% equity venture partner of Cardinal, we will invest as much as $8.7 million in Cardinal’s system expansion.

On January 1, 2010, we sold half of our 30% membership interest in SouthStar to GNGC and retained a 15% earnings and membership share in SouthStar after the sale. At closing, we received $57.5 million from GNGC. For further information regarding the sale, see Note 8 to the consolidated financial statements in this Form 10-Q.
Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was ($65.5) million and $25.6 million for the three months ended January 31, 2010 and 2009, respectively. Funds are primarily provided from bank borrowings and the issuance of common stock through dividend reinvestment and stock purchase and employee stock purchase plans, net of purchases under the common stock repurchase program. We may sell common stock and long-term debt when market and other conditions favor such long-term financing. Funds are primarily used to pay down outstanding short-term bank borrowings, to repurchase common stock under the common stock repurchase program and to pay quarterly dividends on our common stock. As of January 31, 2010, our current assets were $633.7 million and our current liabilities were $669.6 million primarily due to seasonal requirements as discussed above.
As of January 31, 2010, we had committed lines of credit of $450 million with the ability to expand up to $600 million under our syndicated five-year revolving credit facility that expires April 2011 to meet working capital needs. We pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. Outstanding short-term borrowings decreased from $306 million as of October 31, 2009 to $293 million as of January 31, 2010 primarily due to lower commodity gas costs and lower interest payments for short-term debt. During the three months ended January 31, 2010, short-term borrowings ranged from $236.5 million to $342.5 million, and interest rates ranged from .48% to .5% (weighted average of .49%).
As of January 31, 2010, we had available letters of credit of $5 million under our syndicated five-year revolving credit facility, of which $2.7 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of January 31, 2010, unused lines of credit available under our syndicated five-year revolving credit facility, including the issuance of the letters of credit, totaled $154.3 million.
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
At this time, we do not anticipate issuing long-term debt in fiscal 2010, but intend to issue $150 — $175 million in long-term debt in fiscal 2011 for general operating purposes. The timing of this issuance has not yet been determined. We will continue to monitor customer growth trends in our markets along with the economic recovery of our service area for the timing of any infrastructure investments that would require the need for additional long-term debt.
During the three months ended January 31, 2010, we issued $4.6 million of common stock through dividend reinvestment and stock purchase plans. From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Part II, Item 2 of this Form 10-Q. Upon repurchase, such shares will be cancelled and become authorized shares available for issuance. During the quarter, we repurchased 1.4 million shares for $36.9 million under our Common Stock Open Market Purchase Program, leaving 4.9 million shares available for repurchase under the program. In February 2010, we repurchased an additional .4 million shares for $10.4 million under the program.
We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which long-term debt was issued restrict the amount of cash dividends that may be paid. As of January 31, 2010, our retained earnings were not restricted. On February 26, 2010, the Board of Directors declared a quarterly dividend on common stock of $.28 per share, payable April 15, 2010 to shareholders of record at the close of business on March 25, 2010.
Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. As of January 31, 2010, our capitalization, including current maturities of long-term debt, consisted of 44% in long-term debt and 56% in common equity.
The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of January 31, 2010 and 2009, and October 31, 2009, are summarized in the table below.

	January 31		October 31		January 31
In thousands	2010	Percentage	2009	Percentage	2009	Percentage
Short-term debt	$293,000	14%	$306,000	15%	$448,000	20%
Current portion of long-term debt	60,000	3%	60,000	3%	30,000	1%
Long-term debt	732,313	35%	732,512	36%	793,867	36%

Total debt	1,085,313	52%	1,098,512	54%	1,271,867	57%
Common stockholders’ equity	992,605	48%	927,948	46%	952,275	43%

Total capitalization (including short-term debt)	$2,077,918	100%	$2,026,460	100%	$2,224,142	100%

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
As of January 31, 2010, all of our long-term debt was unsecured. Our long-term debt is rated “A” by S&P and “A3” by Moody’s Investors Service. Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.
We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all our debt agreements. As of January 31, 2010, there has been no event of default giving rise to acceleration of our debt.
Estimated Future Contractual Obligations
During the three months ended January 31, 2010, there were no material changes to our estimated future contractual obligations that were disclosed in our Form 10-K for the year ended October 31, 2009, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases, letters of credit and the credit extended by our counterparty in OTC derivative contracts. The letters of credit and operating leases were discussed in Note 4 and Note 7, respectively, to the consolidated financial statements in our Form 10-K for the year ended October 31, 2009. The credit extended by our counterparty in OTC derivative contracts is discussed in Note 9 to the consolidated financial statements in this Form 10-Q.
Piedmont Energy Partners, Inc., a wholly owned subsidiary of Piedmont, has entered into a guaranty in the normal course of business. The guaranty involves some levels of performance and credit risk that are not included on our consolidated balance sheets. We have recorded an estimated liability of $1.2 million as of January 31, 2010 and October 31, 2009. The possibility of having to perform on the guaranty is largely dependent upon the future operations of Hardy Storage, third parties or the occurrence of certain future events. For further information on this guaranty, see Note 8 to the consolidated financial statements in this Form 10-Q.
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
Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or a different estimate that could have been used would have had a material impact on our financial condition or results of operations. We consider regulatory accounting, revenue recognition, and pension and postretirement benefits to be our critical accounting estimates. Management is responsible for the selection of these critical accounting estimates presented in our Form 10-K for the year ended October 31, 2009, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Management has discussed these critical accounting estimates with the Audit Committee of the Board of Directors. There have been no changes in our critical accounting policies and estimates since October 31, 2009.
Recent Accounting Pronouncements
          Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board (FASB) issued new accounting guidance for employers’ disclosures about plan assets of defined benefit pension and other postretirement plans. This guidance requires that employers provide more transparency about the assets held by retirement plans or other postretirement employee benefit plans, the concentration of risk in those plans and information about the fair value measurements of plan assets similar to the disclosures required by current fair value guidance. The guidance is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Since only additional disclosures about plan assets of defined benefit pension and other postretirement plans are required, it is not expected to have a material impact on our financial position, results of operations or cash flows. We will adopt the guidance on benefit plan assets during our fiscal year ending October 31, 2010.

In January 2010, the FASB issued accounting guidance to require new fair value measurement and classification disclosures, and to clarify existing disclosures. The guidance requires disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy, and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies the existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value, and amends guidance on employers’ disclosures about postretirement benefit plan assets to require disclosures be provided by asset class instead of major categories of assets. The guidance is effective for interim and fiscal periods beginning after December 15, 2009, with the exception that the Level 3 activity disclosure requirement will be effective for interim periods for fiscal years beginning after December 15, 2010. Since the guidance addresses only disclosure related to fair value measurements, adoption of the guidance during our fiscal second quarter beginning February 1, 2010 did not have a material impact on our financial position, results of operations or cash flows. We will adopt the guidance for Level 3 disclosure for the first quarter of our fiscal year ending October 31, 2012.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various forms of market risk, including the credit risk of our suppliers and our customers, interest rate risk, commodity price risk and weather risk. We seek to identify, assess, monitor and manage market risk and credit risk in accordance with defined policies and procedures under an Enterprise Risk Management Policy and with the direction of the EPRMC. Risk management is guided by senior management with Board of Directors’ oversight, and senior management takes an active role in the development of policies and procedures.
We hold all financial instruments discussed below for purposes other than trading.
Credit Risk
We enter into contracts with third parties to buy and sell natural gas. Our policy requires counterparties to have an investment-grade credit rating at the time of the contract. In situations where our counterparties do not have investment grade credit ratings, our policy requires credit enhancements that include letters of credit or parental guarantees. In either circumstance, the policy specifies limits on the contract amount and duration based on the counterparty’s credit rating and/or credit support. In order to minimize our exposure, we continually re-evaluate third-party creditworthiness and market conditions and modify our requirements accordingly.
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

Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on short-term debt. As of January 31, 2010, all of our long-term debt was issued at fixed rates, and therefore not subject to interest rate risk.
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
As of January 31, 2010, we had $293 million of short-term debt outstanding under our syndicated revolving credit facility at an interest rate of .48%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $.7 million during the three months ended January 31, 2010.
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
We manage our gas supply costs through a portfolio of short- and long-term procurement and storage contracts with various suppliers. We actively manage our supply portfolio to balance sales and delivery obligations. We inject natural gas into storage during the summer months and withdraw the gas during the winter heating season. In the normal course of business, we utilize New York Mercantile Exchange (NYMEX) exchange-traded instruments and have used over-the-counter instruments of various durations for the forward purchase of a portion of our natural gas requirements, subject to regulatory review and approval.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the first quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We have only routine litigation in the normal course of business.
Item 1A. Risk Factors
During the three months ended January 31, 2010, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     a) Sale of Unregistered Equity Securities.
     On November 16, 2009, we discovered that we had inadvertently sold more shares under our dividend reinvestment and stock purchase plan (DRIP) than were registered with the Securities and Exchange Commission (SEC) and authorized by our Board of Directors for issuance under the DRIP. We also discovered that the registration statement we believed had registered shares issued under the DRIP between December 1, 2008 and November 16, 2009 had expired for some of those shares. As a result, from November 1, 2009 through November 16, 2009, we sold 15,029 shares under the DRIP that may not have been registered at the time of issuance for proceeds of $347,000. Our Board of Directors ratified the authorization and issuance of the excess number of shares, and on November 20, 2009, we filed a registration statement covering the sale and issuance of an additional 2.75 million shares of our common stock under the DRIP. On February 8, 2010, we filed a registration statement which offers to rescind the purchase of the shares sold under the DRIP between

December 1, 2008 and November 16, 2009 and registers all previously unregistered shares issued under the DRIP during that period. We have reported these events and are cooperating with the relevant regulatory authorities, including the SEC and the North Carolina Utilities Commission. The sale of unregistered securities could subject us to enforcement actions or penalties and fines by these regulatory authorities. While we are unable to predict the full consequences of these events, we do not expect any rescissions or regulatory actions, if any, to have a material adverse effect on us.
     c) Issuer Purchases of Equity Securities.
     The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended January 31, 2010.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	Under the Program *
Beginning of the period				6,310,074
11/01/09 - 11/30/09	—	$—	—	6,310,074
12/01/09 - 12/31/09	—	$—	—	6,310,074
01/01/10 - 01/31/10	1,397,900	$26.38	1,397,900	4,912,174

Total	1,397,900	$26.38	1,397,900

*	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment and stock purchase, employee stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. The additional four million shares are referred to as our accelerated share repurchase (ASR) program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.
The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of January 31, 2010, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.
Item 6. Exhibits

Compensatory Contracts:

10.1	Form of Performance Unit Award Agreement.

10.2	Instrument of Amendment for Piedmont Natural Gas Company, Inc. 401(k) Plan, dated as of December 17, 2009.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the

Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc. (Registrant)
Date March 11, 2010	/s/ David J. Dzuricky
David J. Dzuricky
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date March 11, 2010	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended January 31, 2010
Exhibits
Compensatory Contracts:
10.1	Form of Performance Unit Award Agreement

10.2	Instrument of Amendment for Piedmont Natural Gas Company, Inc. 401(k) Plan, dated as of December 17, 2009

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer