Form 10-Q
period 2010-04-30
PIEDMONT NATURAL GAS CO INC
filed 2010-06-09
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2010

Common Stock, no par value	71,937,812

Piedmont Natural Gas Company, Inc.
Form 10-Q
for
April 30, 2010

Part I. Financial Information
Item 1. Financial Statements
Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands)

	April 30,	October 31,
	2010	2009
ASSETS
Utility Plant:
Utility plant in service	$3,087,695	$3,071,742
Less accumulated depreciation	897,585	862,079

Utility plant in service, net	2,190,110	2,209,663
Construction work in progress	141,734	87,978
Plant held for future use	6,751	6,751

Total utility plant, net	2,338,595	2,304,392

Other Physical Property, at cost (net of accumulated depreciation of $2,069 in 2010 and $2,497 in 2009)	655	719

Current Assets:
Cash and cash equivalents	6,990	7,558
Trade accounts receivable (less allowance for doubtful accounts of $4,902 in 2010 and $990 in 2009)	135,995	70,979
Income taxes receivable	—	44,413
Other receivables	1,608	4,712
Unbilled utility revenues	19,621	33,925
Inventories:
Gas in storage	79,827	103,584
Materials, supplies and merchandise	8,117	5,262
Gas purchase derivative assets, at fair value	2,375	2,559
Amounts due from customers	48,555	196,130
Prepayments	14,918	43,930
Other current assets	96	96

Total current assets	318,102	513,148

Noncurrent Assets:
Equity method investments in non-utility activities	94,197	104,430
Goodwill	48,852	48,852
Marketable securities, at fair value	960	441
Overfunded postretirement asset	10,598	—
Regulatory asset for postretirement benefits	76,439	76,905
Unamortized debt expense	8,851	9,177
Regulatory cost of removal asset	17,105	16,293
Other noncurrent assets	45,643	44,462

Total noncurrent assets	302,645	300,560

Total	$2,959,997	$3,118,819

See notes to consolidated financial statements.

	April 30,	October 31,
(In thousands)	2010	2009

CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value — 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000; shares outstanding: 71,922 in 2010 and 73,266 in 2009	436,016	471,569
Retained earnings	578,845	458,826
Accumulated other comprehensive loss	(1,340)	(2,447)

Total stockholders’ equity	1,013,521	927,948
Long-term debt	732,128	732,512

Total capitalization	1,745,649	1,660,460

Current Liabilities:
Current maturities of long-term debt	60,000	60,000
Short-term debt	35,500	306,000
Trade accounts payable	74,489	67,010
Other accounts payable	21,523	48,431
Income taxes accrued	41,793	—
Accrued interest	21,524	21,294
Customers’ deposits	27,032	25,202
Deferred income taxes	6,157	14,138
General taxes accrued	9,781	19,993
Gas purchase derivative liabilities, at fair value	22,683	30,603
Other current liabilities	9,369	7,540

Total current liabilities	329,851	600,211

Noncurrent Liabilities:
Deferred income taxes	401,262	377,562
Unamortized federal investment tax credits	2,241	2,422
Accumulated provision for postretirement benefits	21,148	31,641
Cost of removal obligations	423,408	408,955
Other noncurrent liabilities	36,438	37,568

Total noncurrent liabilities	884,497	858,148

Commitments and Contingencies (Note 13)

Total	$2,959,997	$3,118,819

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2010	2009	2010	2009

Operating Revenues	$472,846	$455,432	$1,146,582	$1,235,076
Cost of Gas	304,168	285,479	754,962	844,440

Margin	168,678	169,953	391,620	390,636

Operating Expenses:
Operations and maintenance	57,503	53,352	109,542	104,077
Depreciation	24,483	24,306	48,838	48,448
General taxes	8,758	8,657	17,343	17,394
Income taxes	25,709	28,287	75,871	77,235

Total operating expenses	116,453	114,602	251,594	247,154

Operating Income	52,225	55,351	140,026	143,482

Other Income (Expense):
Income from equity method investments	13,309	17,832	25,142	27,621
Gain on sale of interest in equity method investment	—	—	49,674	—
Non-operating income	221	(132)	315	(98)
Non-operating expense	(1,013)	(857)	(1,376)	(1,206)
Income taxes	(4,906)	(6,757)	(28,892)	(10,473)

Total other income (expense)	7,611	10,086	44,863	15,844

Utility Interest Charges:
Interest on long-term debt	13,251	13,817	26,526	27,671
Allowance for borrowed funds used during construction	(782)	(532)	(1,302)	(1,227)
Other	542	(1,373)	(909)	(1,519)

Total utility interest charges	13,011	11,912	24,315	24,925

Net Income	$46,825	$53,525	$160,574	$134,401

Average Shares of Common Stock:
Basic	71,788	73,239	72,492	73,280
Diluted	72,118	73,514	72,842	73,582

Earnings Per Share of Common Stock:
Basic	$0.65	$0.73	$2.22	$1.83
Diluted	$0.65	$0.73	$2.20	$1.83

Cash Dividends Per Share of Common Stock	$0.28	$0.27	$0.55	$0.53
See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	April 30
	2010	2009

Cash Flows from Operating Activities:
Net income	$160,574	$134,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,231	51,045
Amortization of investment tax credits	(181)	(165)
Allowance for doubtful accounts	3,912	2,525
Net gain on sale of interest in equity method investment, net of tax	(30,222)	—
Gain on sale of property	(133)	(155)
Earnings from equity method investments	(25,142)	(27,621)
Distributions of earnings from equity method investments	27,433	21,885
Deferred income taxes	(4,447)	36,178
Stock-based compensation expense	—	168
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	(7,736)	73,627
Receivables	(52,561)	(43,998)
Inventories	20,902	98,045
Amounts due from customers	147,575	(49,900)
Settlement of legal asset retirement obligations	(634)	(769)
Overfunded postretirement asset	(10,598)	199
Regulatory asset for postretirement benefits	466	(764)
Other assets	71,578	61,627
Accounts payable	(18,610)	(39,874)
Regulatory liability for postretirement benefits	—	(5)
Provision for postretirement benefits	(10,493)	579
Other liabilities	37,664	287

Net cash provided by operating activities	360,578	317,315

Cash Flows from Investing Activities:
Utility construction expenditures	(70,039)	(52,389)
Allowance for funds used during construction	(1,302)	(1,227)
Distributions of capital from equity method investments	701	315
Proceeds from sale of interest in equity method investment	57,500	—
Proceeds from sale of property	1,210	127
Investments in marketable securities	(468)	(365)
Other	204	856

Net cash used in investing activities	(12,194)	(52,683)

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	April 30
	2010	2009
Cash Flows from Financing Activities:
Borrowings under short-term debt	$558,000	$632,000
Repayments under short-term debt	(828,500)	(833,000)
Retirement of long-term debt	(384)	(790)
Issuance of common stock through dividend reinvestment and employee stock plans	9,817	7,646
Repurchases of common stock	(47,282)	(17,857)
Dividends paid	(39,909)	(38,922)
Other	(694)	(51)

Net cash used in financing activities	(348,952)	(250,974)

Net Increase (Decrease) in Cash and Cash Equivalents	(568)	13,658
Cash and Cash Equivalents at Beginning of Period	7,558	6,991

Cash and Cash Equivalents at End Period	$6,990	$20,649

Noncash Investing and Financing Activities:
Accrued construction expenditures	$819	$2,404
Guaranty	1,234	—
See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2010	2009	2010	2009

Net Income	$46,825	$53,525	$160,574	$134,401

Other Comprehensive Income:
Unrealized loss from hedging activities of equity method investments, net of tax of ($540) and ($1,858) for the three months ended April 30, 2010 and 2009, respectively, and ($171) and ($3,369) for the six months ended April 30, 2010 and 2009, respectively	(838)	(2,886)	(265)	(5,229)
Reclassification adjustment from hedging activities of equity method investments included in net income, net of tax of $456 and $310 for the three months ended April 30, 2010 and 2009, respectively, and $884 and ($256) for the six months ended April 30, 2010 and 2009, respectively	708	480	1,372	(400)

Total Comprehensive Income	$46,695	$51,119	$161,681	$128,772

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
     Seasonality and Use of Estimates
The unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at April 30, 2010 and October 31, 2009, the results of operations for the three months and six months ended April 30, 2010 and 2009, and cash flows for the six months ended April 30, 2010 and 2009. Our business is seasonal in nature. The results of operations for the three months and six months ended April 30, 2010 do not necessarily reflect the results to be expected for the full year.
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
     Significant Accounting Policies
Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2009. There were no significant changes to those accounting policies during the six months ended April 30, 2010.
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
Regulatory assets and liabilities in the consolidated balance sheets as of April 30, 2010 and October 31, 2009 are as follows.

	April 30,	October 31,
In thousands	2010	2009

Regulatory assets	$191,862	$337,543
Regulatory liabilities	423,981	409,323
Inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with accounting regulations prescribed under rate-based regulation. For information on related party transactions, see Note 8 to the consolidated financial statements in this Form 10-Q.
     Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board (FASB) issued new accounting guidance for employers’ disclosures about plan assets of defined benefit pension and other postretirement plans. This guidance requires that employers provide more transparency about the assets held by retirement plans or other postretirement employee benefit plans, the concentration of risk in those plans and information about the fair value measurements of plan assets similar to the disclosures required by current fair value guidance. The guidance is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Since only additional disclosures about plan assets of defined benefit pension and other postretirement plans are required, these disclosures will not have a material impact on our financial position, results of operations or cash flows. These disclosures will be in our Form 10-K for our fiscal year ending October 31, 2010.
In June 2009, the FASB amended accounting guidance to eliminate the quantitative approach that entities use to determine whether an entity has a controlling financial interest in a variable interest entity (VIE), and to require that the entity with a variable interest in a VIE qualitatively assess whether it has a controlling financial interest, and if so, determine whether it is the primary beneficiary. The guidance requires companies to continually evaluate the VIE for consolidation, rather than performing the assessment only when specific events occur. It also requires enhanced disclosures to provide more information about the entity’s involvement with the VIE. The guidance is effective for fiscal periods beginning after November 15, 2009. We do not expect this guidance on consolidation of variable interest entities to have a material impact on our financial position, results of operations or cash flows. We will adopt the guidance during the first quarter of our fiscal year ending October 31, 2011.
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
2. Regulatory Matters
On August 3, 2009, we filed testimony with the North Carolina Utilities Commission (NCUC) in support of our gas cost purchasing and accounting practices for the twelve months ended May 31, 2009. A hearing was held on October 6, 2009, and testimony was submitted by us and the North Carolina Public Staff with agreed upon adjustments for the 2009 gas cost review period. A joint proposed order was filed on November 12, 2009. On February 17, 2010, the NCUC issued an order approving our gas cost purchasing and accounting practices for the period under review.
On October 1, 2009, we filed a petition with the Public Service Commission of South Carolina (PSCSC) requesting approval to offer three energy efficiency programs to residential and commercial customers. The proposed programs in South Carolina are designed to promote energy conservation and efficiency by residential and commercial customers with full ratepayer recovery of program costs and are similar to approved energy efficiency programs in North Carolina. On May 20, 2010, the PSCSC approved the energy efficiency programs on a three-year experimental basis with equipment rebates on the purchase of high-efficiency natural gas equipment and weatherization assistance for low-income residential customers.
On July 1, 2009, we filed an annual report for the twelve months ended December 31, 2008 with the Tennessee Regulatory Authority (TRA) that reflected the transactions in the deferred gas cost account for the Actual Cost Adjustment mechanism. The deadline for the audit period has been extended from May 31, 2010 to July 30, 2010. We are unable to predict the outcome of this proceeding at this time.
On February 26, 2010, we filed a petition with the TRA to adjust the applicable rate for the collection of the Nashville franchise fee from certain customers. The proposed rate adjustment was calculated to recover the net $2.9 million of under-collected Nashville franchise fee payments as of May 31, 2009. On April 12, 2010, the TRA passed a motion approving a new Nashville franchise fee rate designed to recover only the net under-collections that have accrued since June 1, 2005, which would deny recovery of $1.5 million for us. Once the TRA issues its order on this matter, we intend to seek their reconsideration. We are unable to predict the outcome of this proceeding at this time. However, we do not believe this matter will have a material effect on our financial position, results of operations or cash flows.
3. Earnings per Share
We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the three months and six months ended April 30, 2010 and 2009 is presented below.

	Three Months		Six Months
In thousands except per share amounts	2010	2009	2010	2009

Net Income	$46,825	$53,525	$160,574	$134,401

Average shares of common stock outstanding for basic earnings per share	71,788	73,239	72,492	73,280
Contingently issuable shares under incentive compensation plans	330	275	350	302

Average shares of dilutive stock	72,118	73,514	72,842	73,582

Earnings Per Share of Common Stock:
Basic	$0.65	$0.73	$2.22	$1.83
Diluted	$0.65	$0.73	$2.20	$1.83
4. Marketable Securities
We have marketable securities that are invested in money market and mutual funds that are liquid and actively traded on the exchanges. These securities are assets that are held in a rabbi trust established for our deferred compensation plans that became effective on January 1, 2009. For further information on the deferred compensation plans, see Note 6 to the consolidated financial statements in this Form 10-Q.
The money market investments in the trust approximate fair value due to the short period of time to maturity. The fair values of the mutual fund investments are based on the quoted market value of the fund, or the net asset value of the shares, as traded on the exchanges. The composition of these securities as of April 30, 2010 and October 31, 2009 is as follows.

	April 30, 2010		October 31, 2009
		Fair		Fair
In thousands	Cost	Value	Cost	Value

Money markets	$275	$275	$169	$169
Mutual funds	567	685	205	272

Total trading securities	$842	$960	$374	$441

5. Capital Stock
On November 16, 2009, we discovered that we had inadvertently sold more shares under our dividend reinvestment and stock purchase plan (DRIP) than were registered with the SEC and authorized by our Board of Directors for issuance under the DRIP. We also discovered that the registration statement we believed had registered shares issued under the DRIP between December 1, 2008 and November 16, 2009 had expired for some of those shares. As a result, 568,000 shares sold to DRIP participants at prices ranging from $21.59 to $31.56 during that period may not have been properly registered under the Securities Act. We received $13.6 million in the aggregate from these sales, which was used for financing the construction of additions to our facilities and for general corporate purposes. Our Board of Directors ratified the authorization and issuance of the excess number of shares, and on November 20, 2009, we filed a registration statement covering the sale and issuance of an additional 2.75 million shares of our common stock under the DRIP. On February 8, 2010, we filed a registration statement (Rescission Offer) which offered to rescind the purchase of the 568,000 shares sold under the DRIP between December 1, 2008 and November 16, 2009 and registered all previously unregistered shares issued under the DRIP during that period. The Rescission Offer expired on March 18, 2010. For the three months ended April 30, 2010, shares rescinded and resulting payments to shareholders were immaterial. While we are unable to predict the full consequences of these events, we do not expect any regulatory or other actions that would have a material adverse effect on us.
In January 2010, we began to purchase and retire 1.8 million shares of our common stock under the Common Stock Open Market Purchase Program. We used a broker to repurchase the shares on the open market, and such shares were cancelled and became authorized but unissued shares available for issuance. As of January 31, 2010, we had repurchased 1.4 million shares at an average price of $26.38 per share. Total consideration paid of $36.9 million to purchase the shares was recorded in “Stockholders’ equity” as a reduction in “Common stock” in the consolidated balance sheets. In February 2010, we repurchased an additional .4 million shares at an average price of $25.86 per share. Total consideration paid of $10.4 million to purchase these shares under the program was recorded as noted above.
6. Employee Benefit Plans
Components of the net periodic benefit cost for our defined benefit pension plans and our other postretirement employee benefits (OPEB) plan for the three months ended April 30, 2010 and 2009 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2010	2009	2010	2009	2010	2009
Service cost	$2,100	$1,487	$10	$6	$334	$360
Interest cost	2,850	2,750	61	81	476	579
Expected return on plan assets	(4,775)	(4,138)	—	—	(345)	(426)
Amortization of transition obligation	—	—	—	—	167	167
Amortization of prior service (credit) cost	(550)	(549)	5	5	—	—
Amortization of actuarial loss (gain)	550	—	2	(5)	59	—

Total	$175	$(450)	$78	$87	$691	$680

Components of the net periodic benefit cost for our defined benefit pension plans and our OPEB plan for the six months ended April 30, 2010 and 2009 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2010	2009	2010	2009	2010	2009
Service cost	$4,200	$2,974	$19	$13	$669	$720
Interest cost	5,700	5,501	121	164	953	1,159
Expected return on plan assets	(9,550)	(8,276)	—	—	(691)	(853)
Amortization of transition obligation	—	—	—	—	334	334
Amortization of prior service (credit) cost	(1,100)	(1,099)	10	10	—	—
Amortization of actuarial loss (gain)	1,100	—	5	(15)	118	—

Total	$350	$(900)	$155	$172	$1,383	$1,360

In January 2010, we contributed $22 million to the qualified pension plan and $.2 million to the money purchase pension plan. We anticipate that we will contribute the following amounts to our other plans in 2010.

In thousands

Nonqualified pension plan	$484
OPEB plan	2,700
We have a defined contribution restoration plan that we fund annually and that covers all officers at the vice president level and above. For the six months ended April 30, 2010, we contributed $.4 million to this plan. We have a voluntary deferral plan for the benefit of all director-level employees and officers; we make no contributions to this plan. Both deferred compensation plans are funded through a rabbi trust with a bank as the trustee. At April 30, 2010, we have a liability of $1.1 million for these plans.
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

Operations by segment for the three months and six months ended April 30, 2010 and 2009 are presented below.

	Regulated		Non-utility
	Utility		Activities		Total
In thousands	2010	2009	2010	2009	2010	2009

Three Months
Revenues from external customers	$472,846	$455,432	$—	$—	$472,846	$455,432
Margin	168,678	169,953	—	—	168,678	169,953
Operations and maintenance expenses	57,503	53,352	111	37	57,614	53,389
Gain from sale of interest in equity method investment	—	—	—	—	—	—
Income from equity method investments	—	—	13,309	17,832	13,309	17,832
Operating income (loss) before income taxes	77,934	83,638	(118)	(45)	77,816	83,593
Income before income taxes	64,250	70,788	13,190	17,781	77,440	88,569

Six Months
Revenues from external customers	$1,146,582	$1,235,076	$—	$—	$1,146,582	$1,235,076
Margin	391,620	390,636	—	—	391,620	390,636
Operations and maintenance expenses	109,542	104,077	234	77	109,776	104,154
Gain from sale of interest in equity method investment	—	—	49,674	—	49,674	—
Income from equity method investments	—	—	25,142	27,621	25,142	27,621
Operating income (loss) before income taxes	215,897	220,717	(330)	(177)	215,567	220,540
Income before income taxes	190,849	194,680	74,488	27,429	265,337	222,109
Reconciliations to the consolidated statements of income for the three months and six months ended April 30, 2010 and 2009 are presented below.

	Three Months		Six Months
In thousands	2010	2009	2010	2009
Operating Income:
Segment operating income before income taxes	$77,816	$83,593	$215,567	$220,540
Utility income taxes	(25,709)	(28,287)	(75,871)	(77,235)
Non-utility activities before income taxes	118	45	330	177

Operating income	$52,225	$55,351	$140,026	$143,482

Net Income:
Income before income taxes for reportable segments	$77,440	$88,569	$265,337	$222,109
Income taxes	(30,615)	(35,044)	(104,763)	(87,708)

Net income	$46,825	$53,525	$160,574	$134,401

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
On October 22, 2009, we reached an agreement with Progress Energy Carolinas, Inc. to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. To provide the additional delivery service, we have executed an agreement with Cardinal, which was approved by the NCUC in May 2010, to expand our firm capacity requirement by 149,000 dekatherms per day to serve Progress Energy Carolinas. This will require Cardinal to spend as much as $53.1 million for the addition of a new compressor station and expanded meter stations in order to increase the capacity of its system by up to 199,000 dekatherms per day of firm capacity. As an equity venture partner of Cardinal, we will invest as much as $11.4 million in Cardinal’s system expansion. When the project is placed into service on the scheduled in-service date of July 1, 2012, the members’ capital will be replaced with permanent financing with a target overall capital structure of 45-50% debt and 50-55% equity. The NCUC issued a formal certificate order to Progress Energy Carolinas for their Wayne County generation project on October 1, 2009.
We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. For each period of the three months and six months ended April 30, 2010 and 2009, these transportation costs and the amounts we owed Cardinal as of April 30, 2010 and October 31, 2009 are as follows.

	Three Months		Six Months
In thousands	2010	2009	2010	2009

Transportation costs	$1,001	$1,001	$2,035	$2,035

	April 30,	October 31,
	2010	2009

Trade accounts payable	$337	$349
We own 40% of the membership interests in Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle owns an interstate liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC).
We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. For each period of the three months and six months ended April 30, 2010 and 2009, these gas storage costs and the amounts we owed Pine Needle as of April 30, 2010 and October 31, 2009 are as follows.

	Three Months		Six Months
In thousands	2010	2009	2010	2009

Gas storage costs	$3,104	$2,926	$6,313	$5,950

	April 30,	October 31,
	2010	2009

Trade accounts payable	$1,046	$1,081
We own 15% of the membership interest in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. The other member is Georgia Natural Gas Company (GNGC), a wholly-owned subsidiary of AGL Resources, Inc. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States with most of its business being conducted in the unregulated retail gas market in Georgia. On January 1, 2010, we sold half of our 30% membership interest in SouthStar to GNGC and retained a 15% earnings and membership share in SouthStar after the sale. At closing, we received $57.5 million from GNGC resulting in an after-tax gain of $30.2 million, or $.41 per diluted share. GNGC has no further rights to acquire our remaining 15% interest. We will continue to account for our 15% membership interest in SouthStar using the equity method, as we retain board representation with voting rights equal to GNGC on significant governance matters and policy decisions, and thus, exercise significant influence over the operations of SouthStar.
We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record in operating revenues the amounts billed to SouthStar. For each period of the three months and six months ended April 30, 2010 and 2009, our operating revenues from these sales and the amounts SouthStar owed us as of April 30, 2010 and October 31, 2009 are as follows.

	Three Months		Six Months
In thousands	2010	2009	2010	2009

Operating revenues	$1,124	$2,180	$1,061	$5,178

	April 30,	October 31,
	2010	2009

Trade accounts receivable	$645	$639
Summarized financial information provided to us by SouthStar for 100% of SouthStar for the three months and six months ended March 31, 2010 and 2009 is presented below.

	Three Months		Six Months
In thousands	2010	2009	2010	2009

Revenues	$392,800	$343,520	$625,166	$629,430
Gross profit	95,943	84,143	155,895	132,307
Income before income taxes	74,807	63,189	114,168	93,045

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
On June 29, 2006, Hardy Storage signed a note purchase agreement for interim notes and a revolving equity bridge facility for up to a total of $173.1 million for funding during the construction period. On November 1, 2007, Hardy Storage paid off an equity line of $10.2 million with member equity contributions, leaving an amount outstanding on the interim notes of $123.4 million.
On March 17, 2010, Hardy Storage paid $3.6 million on the interim notes to enable the completion of its conversion of the interim notes to long-term project financing. The new long-term notes are for $119.8 million due in 2023 at 5.88%. As a result of the conversion, our Guaranty of Principal and Residual Guaranty that were executed in connection with the interim financing terminated with no payments having been made. The long-term project financing is non-recourse to the members of Hardy Storage and their parent entities.
Prior to the long-term financing discussed above, we recorded a liability of $1.2 million for the fair value of the guaranty based on the present value of 50% of the construction financing outstanding at the end of each quarter, with a corresponding increase to our investment account in the venture. As our risk in the project changed, the fair value of the guaranty was adjusted accordingly through a quarterly evaluation. Upon completion of permanent financing, the liability was reversed, and our investment account was adjusted accordingly to reflect the elimination of the guaranty.
We have related party transactions as a customer of Hardy Storage and record in cost of gas the storage costs charged by Hardy Storage. For each period of the three months and six months ended April 30, 2010 and 2009, our gas storage costs and the amounts we owed Hardy Storage as of April 30, 2010 and October 31, 2009 are as follows.

	Three Months		Six Months
In thousands	2010	2009	2010	2009

Gas storage costs	$2,300	$2,330	$4,535	$4,652

	April 30,	October 31,
	2010	2009

Trade accounts payable	$808	$781
9. Financial Instruments and Related Fair Value
     Derivative Assets and Liabilities under Master Netting Arrangements
We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. Based on the value of our positions in these brokerage accounts and the associated margin requirements, we may be required to deposit cash into these brokerage accounts. The accounting guidance related to derivatives and hedging requires that we use a gross presentation for the fair value amounts for our derivative instruments and the fair value of the right to reclaim cash collateral. We include amounts recognized for the right to reclaim cash collateral in our current assets and current liabilities. We had the right to reclaim cash collateral of $24.6 million and $35.4 million as of April 30, 2010 and October 31, 2009, respectively.
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
Effective November 1, 2009, we adopted the additional authoritative guidance related to nonrecurring fair value for certain nonfinancial assets and liabilities, such as the initial measurement of an asset retirement obligation and the use of fair value in goodwill, intangible assets and long-lived asset impairment tests. The adoption of this fair value guidance for reporting these nonrecurring fair value measurements had no impact on our financial position, results of operations or cash flows for the three and six months ended April 30, 2010.
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
The following table sets forth, by level of the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2010 and October 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels.

Recurring Fair Value Measurements as of April 30, 2010

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Derivatives held for distribution operations	$2,375	$—	$—	$2,375
Debt and equity securities held as trading securities:
Money markets	275	—	—	275
Mutual funds	685	—	—	685

Total fair value assets	$3,335	$—	$—	$3,335

Liabilities:
Derivatives held for distribution operations	$22,683	$—	$—	$22,683

Recurring Fair Value Measurements as of October 31, 2009

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Derivatives held for distribution operations	$2,559	$—	$—	$2,559
Debt and equity securities held as trading securities:
Money markets	169	—	—	169
Mutual funds	272	—	—	272

Total fair value assets	$3,000	$—	$—	$3,000

Liabilities:
Derivatives held for distribution operations	$30,290	$313	$—	$30,603

The determination of the fair values incorporates various factors required under the fair value guidance. These factors include the credit standing of the counterparties involved, the impact of credit enhancements (such as cash deposits, letters of credit and priority interests) and the impact of our nonperformance risk on our liabilities.
Our utility segment derivative instruments are used in accordance with programs filed or approved with the NCUC, the PSCSC and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net costs and the gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our purchased gas adjustment (PGA) procedures. In accordance with accounting provisions for rate-regulated activities, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due to customers” or “Amounts due from customers” in our consolidated balance sheets. These derivative instruments would include exchange-traded and OTC derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. OTC derivative contracts are valued using broker or dealer quotation services or market transactions in either the listed or OTC markets and are classified within Level 2. We have had no transfers between Level 1 and Level 2 during this fiscal year.

Trading securities include assets in a rabbi trust established for our deferred compensation plans and are included in “Marketable securities, at fair value” in the consolidated balance sheets. Securities classified within Level 1 include funds held in money market and mutual funds, which are highly liquid and are actively traded on the exchanges.
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

	Carrying
In thousands	Amount	Fair Value
As of April 30, 2010	$792,128	$895,655
As of October 31, 2009	792,512	910,310
Quantitative and Qualitative Disclosures
The costs of our financial price hedging options for natural gas and all other costs related to hedging activities of our regulated gas costs are recorded in accordance with our regulatory tariffs approved by our state regulatory commissions, and thus are not accounted for as hedging instruments under derivative accounting standards. As required by the accounting guidance, the fair value amounts are presented on a gross basis and do not reflect any netting of asset and liability amounts or cash collateral amounts under master netting arrangements. As of April 30, 2010, our financial options were comprised of both long and short commodity positions. A long position in an option contract is a right to purchase or sell the commodity at a specified price, while a short position in an option contract is the obligation, if the option is exercised, to purchase or sell the commodity at a specified price. As of April 30, 2010, we had long gas options providing total coverage of 34.5 million dekatherms, of which 12.6 million dekatherms are limited in upside protection. We have sold options for 9.7 million dekatherms that guarantee a minimum floor price for supply. The long and short options are for the period from June 2010 through May 2011.
The following table presents the fair value and balance sheet classification of our financial options for natural gas as of April 30, 2010 and October 31, 2009.

Fair Value of Derivative Instruments

	Fair Value	Fair Value
In thousands	April 30, 2010	October 31, 2009

Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:

Asset Financial Instruments
Current Assets — Gas purchase derivative assets (June 2010-May 2011)	$2,375
Current Assets — Gas purchase derivative assets (December 2009-November 2010)		$2,559

Liability Financial Instruments
Current Liabilities — Gas purchase derivative liabilities (June 2010-May 2011)	22,683
Current Liabilities — Gas purchase derivative liabilities (December 2009-November 2010)		30,603

Total financial instruments, net	$(20,308)	$(28,044)

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
The following table presents the impact that financial instruments not designated as hedging instruments under derivative accounting standards would have had on our consolidated statements of income for the three months and six months ended April 30, 2010 and 2009, absent the regulatory treatment under our approved PGA procedures.

	Amount of Loss Recognized on Derivatives and Deferred Under PGA Procedures
	Three Months Ended		Six Months Ended		Location of Loss
	April 30		April 30		Recognized through
In thousands	2010	2009	2010	2009	PGA Procedures

Gas purchase options	$17,126	$41,476	$33,776	$82,616	Cost of Gas
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
     Risk Management
Our OTC derivative financial instruments do not contain material credit-risk-related or other contingent features that could require us to make accelerated payments over and above payments made in the normal course of business when we are in a net liability position. At April 30, 2010, we have five International Swaps and Derivatives Association (ISDA) agreements for the purpose of securing put options as a part of our overall hedging program. The ISDA agreements specify a net liability of $55 million, $50 million, $30 million, $25 million and $2 million before we are obligated to post collateral. The net liability extended under the agreements is a function of the credit rating assigned to us by Standard & Poor’s Ratings Services (S&P), which is currently A/stable. In the event of a downgrade in our S&P credit rating to A-, the net liability available to us would decline to $142 million before we would be obligated to post collateral. We have no outstanding positions under any ISDA agreement as of April 30, 2010.
We seek to identify, assess, monitor and manage risk in accordance with defined policies and procedures under an Enterprise Risk Management Policy. In addition, we have an Energy Price Risk Management Committee (EPRMC) that monitors compliance with our hedging programs, policies and procedures.
10. Long-Term Debt Instruments
During the six months ended April 30, 2010, we paid $.4 million to noteholders of the 6.25% insured quarterly notes. These notes have a redemption right upon the death of the owner of the notes, within specified limitations.
11. Short-Term Debt Instruments
We have a syndicated five-year revolving credit facility that expires April 2011 with aggregate commitments totaling $450 million to meet working capital needs, capital expenditures and approved acquisitions. This facility may be increased up to $600 million and includes annual renewal options and letters of credit. We pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. The facility provides a line of credit for letters of credit of $5 million, of which $2.7 million and $2.4 million were issued and outstanding at April 30, 2010 and October 31, 2009, respectively. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day LIBOR rate plus from 15 to 35 basis points, based on our credit ratings. Amounts borrowed remain outstanding until repaid, and such amounts do not mature daily. Due to the seasonal nature of our business, amounts borrowed can vary significantly during the year.
As of April 30, 2010 and October 31, 2009, outstanding short-term borrowings under our syndicated five-year credit facility, as included in “Short-term debt” in the consolidated balance sheets, were $35.5 million and $306 million, respectively, in LIBOR cost-plus loans. During the three months ended April 30, 2010, short-term borrowings ranged from $15 million to $287.5 million, and interest rates ranged from .48% to .53% (weighted average of .49%). During the six months ended April 30, 2010, short-term borrowings ranged from $15 million to $342.5 million, and interest rates ranged from .48% to .53% (weighted average of .49%). Our syndicated five-year revolving credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 45% at April 30, 2010.
We have corrected the presentation within the consolidated statements of cash flows for the six months ended April 30, 2009 to present borrowings and repayments under our syndicated five-year revolving credit facility on a gross basis. Such borrowings and repayments were formerly presented on a net basis. There was no effect on total cash flows from financing activities.
12. Employee Share-Based Plans
Under Board of Directors approved incentive compensation plans, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months and six months ended April 30, 2010 and 2009, we recorded compensation expense, and as of April 30, 2010 and October 31, 2009, we have accrued amounts for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
Also under our approved incentive plan, 65,000 unvested shares of our common stock were granted to our President and Chief Executive Officer in September 2006. During the five-year vesting period, any dividends paid on these shares are accrued and converted into additional shares at the closing price on the date of the dividend payment. In accordance with the vesting schedule, 20% of the shares vested on September 1, 2009. The remaining 30% and 50% of the shares will vest on September 1, 2010 and 2011, respectively. For the three months and six months ended April 30, 2010 and 2009, we recorded compensation expense, and as of April 30, 2010 and October 31, 2009, we have accrued amounts for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
The compensation expense related to the incentive compensation plans for the three months and six months ended April 30, 2010 and 2009, and the amounts recorded as liabilities as of April 30, 2010 and October 31, 2009 are presented below.

	Three Months		Six Months
In thousands	2010	2009	2010	2009

Compensation expense	$1,955	$1,215	$4,729	$1,144

	April 30,	October 31,
	2010	2009

Liability	$9,164	$8,173
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
     Letters of Credit
We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $2.7 million in letters of credit that were issued and outstanding at April 30, 2010. Additional information concerning letters of credit is included in Note 11 to the consolidated financial statements in this Form 10-Q.
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
As part of a voluntary agreement with the North Carolina Department of Environment and Natural Resources (NCDENR), we started the initial steps for investigating the Hickory, North Carolina MGP site in 2007. Based on a limited site assessment report in 2007, we concluded that gas plant residuals remaining on the Hickory site were thought to be mostly contained within two former tar separators associated with the site’s operations. During 2008, more extensive testing was conducted and completed, including soil investigation and phase 1 of the groundwater investigation. The soil investigation revealed that most of the site surface soils and a significant area of deep soils exceed the site specific cleanup standards, and phase 1 of the groundwater investigation revealed contamination from an underground storage tank (UST) and the MGP. A remedial work plan to remove the soil has been submitted and approved by the NCDENR. The removal of approximately 10,000 tons of MGP impacted soil and phase 2 groundwater investigation was initiated in April 2010. Our estimate of the total cost to remediate the soil contamination is $1 million, and the phase 2 groundwater investigation may reveal the need for additional groundwater remediation.
In September 2009, the NCDENR requested a remediation plan for the Reidsville, North Carolina MGP site. In January 2010, we submitted our plan to the NCDENR. Our estimate of the total cost to remediate the Reidsville site is $.8 million for which we have recorded a liability.
In November 2008, we submitted our final report of the remediation of the Nashville MGP site to the Tennessee Department of Environment and Conservation (TDEC). Subsequently, the TDEC requested an additional soil removal report, groundwater monitoring and its reporting, and limited soil investigation of an adjacent property and its reporting. Minor groundwater contamination was detected and soil contaminant levels of the adjacent property were found to be within state standards. Work is progressing to finalize the consent order for the site with the TDEC, and we anticipate completion in our fourth quarter of 2010. We have incurred $1.5 million through April 30, 2010 for this remediation.
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
We are continuing to investigate and remediate the property where our Huntersville LNG facility is located. During the six months ended April 30, 2010, our estimate of the total cost to remediate the property increased from $1.6 million to $2.3 million, for which we increased our reserve by the additional $.7 million. We have incurred $1.6 million through April 30, 2010. For further information, see Note 7 to our Form 10-K for the year ended October 31, 2009.
Since October 31, 2009, we have identified additional USTs that may require remediation. As of April 30, 2010, our undiscounted environmental liability for USTs for which we retain remediation responsibility is $.5 million.
Further evaluation of the MGP sites and the UST sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
One of our operating districts has coatings containing asbestos on some of their pipelines. We have educated our employees on the hazards of asbestos and implemented procedures for removing these coatings from our pipelines when we must excavate and expose small portions of the pipeline.
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
On May 1 and 2, 2010, powerful storms caused extensive flooding in our service territory in the Nashville, Tennessee area. As floodwaters have receded, our operations employees in the area have been working to perform leak detection surveys, disconnect service to homes and businesses that have been under water and reconnect service when repairs and replacements are complete and safety issues have been addressed. We proactively worked with the Office of Emergency Management, the TRA staff and the Attorney General’s office of Tennessee to provide communication updates to our customers. We have offered financial assistance to our Tennessee customers who have been affected by the flooding by not disconnecting service for non-payment, eliminating late fees and reconnection fees, and expanding payment arrangements. We are offering a 0% financing program for our qualifying customers who need to replace flood damaged natural gas appliances.
We do not anticipate that expenses related to this event will have a material impact on our financial position, results of operations or cash flows.
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
This report, as well as other documents we file with the SEC, may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. These statements are based on management’s current expectations and information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to:
•	Regulatory issues affecting us and those from whom we purchase natural gas transportation and storage service, including those that affect allowed rates of return, terms and conditions of service, rate structures and financings. We monitor our ability to earn appropriate rates of return and initiate general rate proceedings as needed.

•	Residential, commercial, industrial and power generation growth and energy consumption in our service areas. The ability to grow our customer base, the pace of that growth and the levels of energy consumption are impacted by general business and economic conditions, such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our service areas and the country, and fluctuations in the wholesale prices of natural gas and competitive energy sources.

•	Deregulation, regulatory restructuring and competition in the energy industry. We face competition from electric companies and energy marketing and trading companies, and we expect this competitive environment to continue.

•	The potential loss of large-volume industrial customers to alternate fuels or to bypass, or the shift by such customers to special competitive contracts or to tariff rates that are at lower per-unit margins than that customer’s existing rate.

•	The capital-intensive nature of our business. In order to maintain growth, we must add to our natural gas distribution system each year. The cost of this construction may be affected by the cost of obtaining governmental approvals, compliance with federal and state pipeline safety and integrity regulations, development project delays and the cost and availability of labor and materials.

Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost and timing of a project.

•	Access to capital markets. Our internally generated cash flows are not adequate to finance the full cost of capital expenditures. As a result, we rely on access to both short-term and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by cash flows from operations. Changes in the capital markets or our financial condition could affect access to and cost of capital.

•	Changes in the availability and cost of natural gas. To meet firm customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts allow us to remain competitive. Natural gas is an unregulated commodity market subject to supply and demand and price volatility. Producers, marketers and pipelines are subject to operating, regulatory and financial risks associated with exploring, drilling, producing, gathering, marketing and transporting natural gas and have risks that increase our exposure to supply and price fluctuations. Since such risks may affect the availability and cost of natural gas, they also may affect the competitive position of natural gas relative to other energy sources.

•	Changes in weather conditions. Weather conditions and other natural phenomena can have a material impact on our earnings. Severe weather conditions, including destructive weather patterns such as hurricanes, tornadoes and floods, can impact our customers, our suppliers and the pipelines that deliver gas to our distribution system and our distribution and transmission assets. Weather conditions directly influence the supply, demand, distribution and cost of natural gas.

•	Changes in environmental, safety, system integrity, tax and other laws and regulations, including those related to climate change, and the cost of compliance. We are subject to extensive federal, state and local laws and regulations. Compliance with such laws and regulations could increase capital or operating costs, affect our reported earnings, increase our liabilities or change the way our business is conducted.

•	Ability to retain and attract professional and technical employees. To provide quality service to our customers and meet regulatory requirements, we are dependent on our ability to recruit, train, motivate and retain qualified employees.

•	Changes in accounting regulations and practices. We are subject to accounting regulations and practices issued periodically by accounting standard-setting bodies. New accounting standards may be issued that could change the way we record revenues, expenses, assets and liabilities, and could affect our reported earnings or increase our liabilities.

•	Earnings from our equity method investments. We invest in companies that have risks that are inherent in their businesses, and these risks may negatively affect our earnings from those companies.

•	Changes in outstanding shares. The number of outstanding shares may fluctuate due to repurchases under our Common Stock Open Market Purchase Program or new issuances.
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
We have two reportable business segments, regulated utility and non-utility activities. The regulated utility segment is the largest segment of our business with approximately 97% of our consolidated assets. Factors critical to the success of the regulated segment include a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. For the six months ended April 30, 2010, our earnings before taxes, including the gain from the sale of half of our ownership interest in SouthStar of $49.7 million, were $265.3 million. For the current six-month period, 72% of our earnings before taxes, including the gain from the sale of half of our ownership interest in SouthStar, came from our regulated utility segment. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses that are involved in unregulated retail natural gas marketing, interstate natural gas storage and intrastate natural gas transportation. For the six months ended April 30, 2010, the earnings before taxes from our non-utility segment, including the gain from the sale of half of our ownership interest in SouthStar, was 28%, which consisted of 1% from regulated non-utility activities and 27% from unregulated non-utility activities.
The GAAP presentation does not adequately reflect our segments because of the inclusion of the gain from the sale of half of our ownership interest in SouthStar, which is in our non-utility activities segment. Excluding this gain, for the six months ended April 30, 2010, 88% of our earnings before taxes came from our regulated utility segment, and earnings before taxes from our non-utility segment was 12%, which consisted of 2% from regulated non-utility activities and 10% from unregulated non-utility activities.
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
With the current national discussions on climate change policies that will impact how energy is produced and used in this country, we are working toward a business model that positions us for long-term success in a carbon-constrained energy economy. This includes continual assessment of the nature of our business and examination of alternative cost recovery mechanisms and rate structures that are more appropriate in a changing energy economy. We are also seeking opportunities for regulatory innovation and strategic alliances to advance our customers’ interests in energy conservation and efficiency and environmental stewardship. We are focused on future growth opportunities in a low-carbon energy economy. We are continually reviewing our business processes for quality and efficiency with a concentration on customer-oriented process improvements to be in a position to seize future business opportunities.
We must leverage our regulatory structure to realize future growth opportunities in a low-carbon energy economy. One example of this is our pursuit of alternatives to the traditional utility rate design that provide for the collection of margin revenue based on volumetric throughput with new rate designs and incentives that allow utilities to encourage energy efficiency and conservation. By breaking the link between energy consumption and margin revenues, or decoupling as we say, utilities’ interests are aligned with customers’ interests around conservation and energy efficiency. In North Carolina, we have decoupled rates. In South

Carolina, we operate under a rate stabilization mechanism that achieves the objectives of margin decoupling with a one-year lag. The TRA denied our filing to decouple residential rates without prejudice to us refiling for a decoupled rate structure in a future general rate proceeding. For the fiscal year ended October 31, 2009, these rate designs have stabilized our gas utility margin by providing fixed recovery of 70% of our utility margins, including margin decoupling in North Carolina, facilities charges to our customers and fixed-rate contracts; semi-fixed recovery of 18% of our utility margins, including the rate stabilization mechanism in South Carolina and WNA in South Carolina and Tennessee; and volumetric or periodic renegotiation of 12% of our utility margins. For the six months ended April 30, 2010, the margin decoupling mechanism in North Carolina reduced margin by $18.2 million, and the WNA in South Carolina and Tennessee reduced margin by $9.2 million.
Even as we implement energy efficiency programs for our customers so that individual residential and business customers can save on their total natural gas bill by using natural gas as efficiently as possible, we also will continue our efforts to promote the direct use of natural gas in more homes, businesses, industries and vehicles. Our message is simple: the expanded use of domestic natural gas can help revitalize our economy, reduce overall greenhouse gas emissions and enhance our national energy security. With the success of on-shore drilling and completion technologies, recent production of domestic natural gas supplies from shale formations has resulted in an increase of domestic gas supply, which in turn has contributed to a moderation in the price of gas. This price moderation, if it continues as many in the industry anticipate, should lead to an increase in the competitiveness of natural gas as compared to other fuels.
We have agreements with Progress Energy Carolinas, Inc., a subsidiary of Progress, to provide natural gas delivery service to their new power generation facilities to be built at their Wayne County, North Carolina power generation site and at their Sutton site near Wilmington, North Carolina. In addition to the environmental benefits associated with using natural gas at these new plants, the construction of the natural gas pipelines for these projects will also add to our natural gas infrastructure in the eastern part of North Carolina and enhance future opportunities for additional economic growth and development. We will continue to seek power generation project opportunities to provide long-term transportation service in our market area.
While we are seeing the impacts of the economic recession in our market area with a decline in customer growth in our new construction market and continued customer conservation practices, we have seen some rebound in the industrial markets as compared with the prior year period. As discussed above, we are positioning ourselves to capitalize on new opportunities as the economy improves, specifically focusing on customer conversions to natural gas and power generation opportunities. We are forecasting gross customer addition growth for fiscal 2010 to be 1% — 1.2%.
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
In March 2010, President Obama signed the “Patient Protection and Affordable Care Act” and the “Health Care and Education Act of 2010” into law. These health care reform laws require regulatory agencies to issue new regulations implementing many provisions of the laws. While we are not able to assess the full impact of these laws until the implementing regulations have been adopted, based on the information available to us at this time, we do not expect these laws to have a material adverse impact on our financial position, results of operations or cash flows.
Results of Operations
We reported net income of $46.8 million for the three months ended April 30, 2010 as compared to $53.5 million for the same period in 2009. The following table sets forth a comparison of the components of our consolidated statements of income for the three months ended April 30, 2010 as compared with the three months ended April 30, 2009.
Income Statement Components

	Three Months Ended April 30
In thousands, except per share amounts	2010	2009	Variance	Percent Change
Operating Revenues	$472,846	$455,432	$17,414	3.8%
Cost of Gas	304,168	285,479	18,689	6.5%

Margin	168,678	169,953	(1,275)	(0.8)%

Operations and Maintenance	57,503	53,352	4,151	7.8%
Depreciation	24,483	24,306	177	0.7%
General Taxes	8,758	8,657	101	1.2%
Income Taxes	25,709	28,287	(2,578)	(9.1)%

Total Operating Expenses	116,453	114,602	1,851	1.6%

Operating Income	52,225	55,351	(3,126)	(5.6)%
Other Income (Expense), net of tax	7,611	10,086	(2,475)	(24.5)%
Utility Interest Charges	13,011	11,912	1,099	9.2%

Net Income	$46,825	$53,525	$(6,700)	(12.5)%

Average Shares of Common Stock:
Basic	71,788	73,239	(1,451)	(2.0)%
Diluted	72,118	73,514	(1,396)	(1.9)%

Earnings Per Share of Common Stock:
Basic	$0.65	$0.73	$(0.08)	(11.0)%
Diluted	$0.65	$0.73	$(0.08)	(11.0)%

We reported net income of $160.6 million for the six months ended April 30, 2010 as compared to $134.4 million for the same period in 2009. The following table sets forth a comparison of the components of our consolidated statements of income for the six months ended April 30, 2010 as compared with the six months ended April 30, 2009.

Income Statement Components

	Six Months Ended April 30
In thousands, except per share amounts	2010	2009	Variance	Percent Change
Operating Revenues	$1,146,582	$1,235,076	$(88,494)	(7.2)%
Cost of Gas	754,962	844,440	(89,478)	(10.6)%

Margin	391,620	390,636	984	0.3%

Operations and Maintenance	109,542	104,077	5,465	5.3%
Depreciation	48,838	48,448	390	0.8%
General Taxes	17,343	17,394	(51)	(0.3)%
Income Taxes	75,871	77,235	(1,364)	(1.8)%

Total Operating Expenses	251,594	247,154	4,440	1.8%

Operating Income	140,026	143,482	(3,456)	(2.4)%
Other Income (Expense), net of tax	44,863	15,844	29,019	183.2%
Utility Interest Charges	24,315	24,925	(610)	(2.4)%

Net Income	$160,574	$134,401	$26,173	19.5%

Average Shares of Common Stock:
Basic	72,492	73,280	(788)	(1.1)%
Diluted	72,842	73,582	(740)	(1.0)%

Earnings Per Share of Common Stock:
Basic	$2.22	$1.83	$0.39	21.3%
Diluted	$2.20	$1.83	$0.37	20.2%

Key statistics are shown in the table below for the three months ended April 30, 2010 and 2009.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended
	April 30
	2010	2009	Variance	Percent Change

Deliveries in Dekatherms (in thousands):
Sales Volumes	38,249	34,870	3,379	9.7%
Transportation Volumes	28,438	22,583	5,855	25.9%

Throughput	66,687	57,453	9,234	16.1%

Secondary Market Volumes	9,817	9,576	241	2.5%

Customers Billed (at period end)	972,440	964,623	7,817	0.8%
Gross Customer Additions	2,362	2,337	25	1.1%

Degree Days
Actual	1,319	1,204	115	9.6%
Normal	1,207	1,212	(5)	(0.4)%
Percent colder (warmer) than normal	9.3%	(0.7)%	n/a	n/a

Number of Employees (at period end)	1,806	1,829	(23)	(1.3)%

Key statistics are shown in the table below for the six months ended April 30, 2010 and 2009.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Six Months Ended
	April 30
	2010	2009	Variance	Percent Change

Deliveries in Dekatherms (in thousands):
Sales Volumes	93,616	87,246	6,370	7.3%
Transportation Volumes	57,793	46,738	11,055	23.7%

Throughput	151,409	133,984	17,425	13.0%

Secondary Market Volumes	20,341	22,968	(2,627)	(11.4)%

Customers Billed (at period end)	972,440	964,623	7,817	0.8%
Gross Customer Additions	5,428	6,250	(822)	(13.2)%

Degree Days
Actual	3,369	3,148	221	7.0%
Normal	3,065	3,068	(3)	(0.1)%
Percent colder than normal	9.9%	2.6%	n/a	n/a

Number of Employees (at period end)	1,806	1,829	(23)	(1.3)%

Operating Revenues
Operating revenues increased $17.4 million for the three months ended April 30, 2010 compared with the same period in 2009 primarily due to the following increases:
•	$25.4 million of gas costs, primarily from increased volume deliveries to sales customers.

•	$3.7 million from revenues in secondary market transactions due to increased activity. Secondary market transactions consist of off-system sales and capacity release arrangements and are a part of our regulatory gas supply management program with regulatory-approved sharing mechanisms between our utility customers and our shareholders.

•	$1.7 million from increased volumes delivered to transportation customers other than power generation.
These increases were partially offset by the following decreases:
•	$7.1 million from decreased revenues under the WNA in South Carolina and Tennessee.

•	$5.8 million from decreased revenues under the margin decoupling mechanism. As discussed in “Financial Condition and Liquidity,” the margin decoupling mechanism in North Carolina adjusts for variations in residential and commercial use per customer, including those due to conservation and weather.
Operating revenues decreased $88.5 million for the six months ended April 30, 2010 compared with the same period in 2009 primarily due to the following decreases:
•	$38.4 million primarily from gas costs passed through to sales customers.

•	$29.3 million from revenues in secondary market transactions due to decreased activity and gas costs.

•	$14.4 million from decreased revenues under the margin decoupling mechanism.

•	$8.4 million from decreased revenues under the WNA in South Carolina and Tennessee.

These decreases were partially offset by $3 million from increased volumes delivered to transportation customers other than power generation.
Cost of Gas
Cost of gas increased $18.7 million for the three months ended April 30, 2010 compared with the same period in 2009 primarily due to the following increases:
•	$21.3 million of commodity gas costs from increased volume deliveries to sales customers.

•	$3.9 million from commodity gas costs in secondary market transactions due to increased activity.
These increases were partially offset by a decrease of $14.1 million of commodity gas costs from lower gas costs passed through to sales customers.
Cost of gas decreased $89.5 million for the six months ended April 30, 2010 compared with the same period in 2009 primarily due to the following decreases:
•	$110.6 million primarily from lower gas costs passed through to sales customers.

•	$28.5 million from commodity gas costs in secondary market transactions due to decreased activity and gas costs.
These decreases were partially offset by an increase of $42.2 million of commodity gas costs from increased volume deliveries to sales customers.
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
Margin
Margin decreased $1.3 million for the three months ended April 30, 2010 compared with the same period in 2009, primarily due to net adjustments to gas costs, accounts payable, and lost and unaccounted for gas.
Margin increased $1 million for the six months ended April 30, 2010 compared with the same period in 2009 primarily due the following increases:
•	$1.4 million from increased volumes to our industrial customers.

•	$.7 million from residential customer growth.
These increases were partially offset by a decrease of $.9 million from secondary market transactions.
Our utility margin is defined as natural gas revenues less natural gas commodity purchases and fixed gas costs for transportation and storage capacity. Margin, rather than revenues, is used by management to evaluate utility operations due to the impact of the flow through of wholesale commodity costs, which accounted for 49% of revenues for the six months ended April 30, 2010, and transportation and storage costs, which accounted for 5%.

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
Operations and Maintenance Expenses
Operations and maintenance expenses increased $4.2 million for the three months ended April 30, 2010 compared with the same period in 2009 due to increases in payroll expense primarily from increases in long-term incentive plan accruals priced at a higher current stock price, merit wage increases for non-officer employees, and employee benefits expense increases due primarily to an increase in pension expense from a lower discount rate used to determine periodic benefit cost.
Operations and maintenance expenses increased $5.5 million for the six months ended April 30, 2010 compared with the same period in 2009 due to $5.2 million in payroll expense primarily from an increase in long-term incentive plan accruals priced at a higher current stock price and on a higher number of shares in the plans and merit wage increases for non-officer employees.
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
The primary changes to Other Income (Expense) for the three months and six months ended April 30, 2010 as compared with the same periods in 2009 were in income from equity method investments and the gain on the sale of half of our ownership interest in SouthStar in the current six month period only. All other changes were insignificant for the period.
On January 1, 2010, we sold 50% of our 30% membership interest in SouthStar to the other member of the joint venture and retained a 15% earnings and membership interest after the sale. The pre-tax gain on the sale was $49.7 million. The after-tax gain was $30.2 million, or $.41 per diluted earnings per share, for the six months ended April 30, 2010.
Income from equity method investments decreased $4.5 million for the three months ended April 30, 2010 as compared with the same period in 2009 due to a $4.7 million decrease in earnings from SouthStar primarily due to the current quarter recording of earnings at the new 15% ownership interest as discussed in our Form 10-K for the year ended October 31, 2009, partially offset by increased average customer usage due to colder weather, higher operating margins in the Ohio and Florida markets and favorable changes in the lower of cost or market storage inventory adjustment, partially offset by losses on weather derivatives and changes in the retail pricing mix chosen by SouthStar customers.
Income from equity method investments decreased $2.5 million for the six months ended April 30, 2010 as compared with the same period in 2009 due to a $2.3 million decrease in earnings from SouthStar primarily due to the current quarter recording of earnings at the new 15% ownership interest, partially offset by increased average customer usage due to colder weather and favorable changes in the lower of cost or market storage inventory adjustment.
Utility Interest Charges
Utility interest charges increased $1.1 million for the three months ended April 30, 2010 compared with the same period in 2009 primarily due to the following:
•	$2.4 million decrease in interest income due to lower amounts due from customers.

•	$.6 million decrease in interest expense on long-term debt primarily due to lower amounts outstanding.

•	$.4 million decrease in interest expense on short-term debt primarily due to an average interest rate for the current period being approximately 25 basis points lower than the prior year period combined with lower levels of borrowing in the current period.
Utility interest charges decreased $.6 million for the six months ended April 30, 2010 compared with the same period in 2009 primarily due to the following:
•	$2.1 million decrease in interest income due to lower amounts due from customers.

•	$1.4 million decrease in interest expense on short-term debt primarily due to an average interest rate for the current period being approximately 60 basis points lower than the prior year period combined with lower levels of borrowing in the current period.

•	$1.1 million decrease in interest expense on long-term debt primarily due to lower amounts outstanding.
Financial Condition and Liquidity
To meet our capital and liquidity requirements, we rely on certain resources, including cash flows from operating activities, access to capital markets, cash generated from our investments in joint ventures and short-term bank borrowings. Our capital market strategy has continued to focus on maintaining a strong balance sheet, ensuring sufficient cash resources and daily liquidity, accessing capital markets at favorable times when needed, managing critical business risks, and maintaining a balanced capital structure through the issuance of equity or long-term debt securities or the repurchase of our equity securities.
We believe the amounts available to us under our existing and future syndicated five-year revolving credit facility and the issuance of debt and equity securities, together with cash provided by operating activities, will continue to allow us to meet our needs for working capital, construction expenditures, investments in joint ventures, anticipated debt redemptions, interest payments on debt obligations, dividend payments, pension plan contributions, common share repurchases and other cash needs.
Cash Flows from Operating Activities. The natural gas business is seasonal in nature. Operating cash flows may fluctuate significantly during the year and from year to year due to working capital changes within our utility and non-utility operations. The major factors that affect our working capital are weather, natural gas purchases and prices, natural gas storage activity, collections from customers and deferred gas cost recoveries. We rely on operating cash flows and short-term bank borrowings to meet seasonal working capital needs.

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
Because of the economic recession, including continued high unemployment, we may incur additional bad debt expense as a result of the winter heating season, as well as experience increased customer conservation. We may incur more short-term debt to pay for gas supplies and other operating costs since collections from customers could be slower and some customers may not be able to pay their bills. Regulatory margin stabilizing and cost recovery mechanisms, such as those that allow us to recover the gas cost portion of bad debt expense, will significantly mitigate the impact these factors may have on our results of operations.
Net cash provided by operating activities was $360.6 million and $317.3 million for the six months ended April 30, 2010 and 2009, respectively. Net cash provided by operating activities reflects a $26.2 million increase in net income for 2010 compared with 2009, which includes an after-tax gain of $30.2 million on the sale of half of our interest in SouthStar as discussed in “Results of Operations” above.
The effect of changes in working capital on net cash provided by operating activities is described below:
•	Trade accounts receivable and unbilled utility revenues increased $54.6 million in the current period primarily due to higher volumes delivered in 2010 as compared with 2009. Volumes sold to residential and commercial customers increased 6.1 million dekatherms primarily due to weather that was 7% colder, partially offset by lower gas costs in 2010 as compared with 2009. Total throughput increased 17.4 million dekatherms as compared with the same prior period.

•	Net amounts due from customers decreased $147.6 million primarily due to the collection of deferred gas costs related to hedging activities through rates.

•	Gas in storage decreased $23.8 million in the current period primarily due to withdrawals from gas in storage and a decrease in the average cost of gas in storage.

•	Prepaid gas costs decreased $29.3 million in the current period primarily due to gas becoming available for sale during the period. Under some gas supply contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the winter heating season.

•	Trade accounts payable increased $8.3 million in the current period primarily due to gas purchases to meet customer demand during the winter months.
Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA in South Carolina and Tennessee generated credits to customers of $9.2 million and $.8 million in the six months ended April 30, 2010 and 2009, respectively. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” or “Amounts due to customers” in the consolidated balance sheets for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism reduced margin by $18.2 million and $3.8 million in the six months ended April 30, 2010 and 2009, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanism.
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
Cash Flows from Investing Activities. Net cash used in investing activities was $12.2 million and $52.7 million for the six months ended April 30, 2010 and 2009, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the six months ended April 30, 2010 were $70 million as compared to $52.4 million in the same prior period primarily due to the acquisition of land and the construction of buildings.

We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements. This program primarily supports our system infrastructure and the growth in our customer base. As of April 30, 2010, we have forecasted capital expenditures of $224 million for fiscal 2010, including $60 million for pipeline infrastructure to serve gas-fired power generation projects in North Carolina. Even though we are seeing a slower pace of core residential and commercial customer growth in our service territory due to the downturn in the housing market and other economic factors, significant utility construction expenditures are expected to continue to meet long-term growth and are part of our long-range forecasts that are prepared at least annually and typically cover a forecast period of five years.
In October 2009, we reached an agreement with Progress Energy Carolinas to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. The agreement, approved by the NCUC in May 2010, calls for us to construct 38 miles of 20-inch transmission pipeline along with compression facilities to provide natural gas delivery service to the plant by July 2012. Our investment in the pipeline and compression facilities is estimated at $88 million and is supported by a long-term service agreement. To provide the additional delivery service, we have executed an agreement with Cardinal to expand our firm capacity requirement by 149,000 dekatherms per day to serve this facility. This will require Cardinal to spend as much as $53.1 million to expand its system. As a 22% equity venture partner of Cardinal, we will invest as much as $11.4 million in Cardinal’s system expansion.
In April 2010, we reached another agreement with Progress Energy Carolinas to provide natural gas delivery service to a power generation facility to be built at their existing Sutton site near Wilmington, North Carolina. The agreement, approved by the NCUC in May 2010, calls for us to construct 133 miles of transmission pipeline along with compression facilities to provide natural gas delivery service to the plant by June 2013. Our investment in the pipeline and compression facilities is estimated at $217 million, and our service to Progress Energy Carolinas is supported by a long-term service agreement.
The Sutton facilities will also create cost effective expansion capacity that we will use to help serve the growing natural gas requirements of our customers in the eastern part of North Carolina. Since the timing and design scope of the Sutton facilities will serve our system requirements in a more cost effective manner, we suspended indefinitely our work on our previously announced Robeson LNG peak storage project. We will re-evaluate the Robeson LNG storage project when our system infrastructure and supply capacity growth requirements in North Carolina dictate.
On January 1, 2010, we sold half of our 30% membership interest in SouthStar to GNGC and retained a 15% earnings and membership share in SouthStar after the sale. At closing, we received $57.5 million from GNGC. For further information regarding the sale, see Note 8 to the consolidated financial statements in this Form 10-Q.
Cash Flows from Financing Activities. Net cash used in financing activities was $349 million and $251 million for the six months ended April 30, 2010 and 2009, respectively. Funds are primarily provided from bank borrowings and the issuance of common stock through dividend reinvestment and stock purchase and employee stock purchase plans, net of purchases under the common stock repurchase program. We may sell common stock and long-term debt when market and other conditions favor such long-term financing. Funds are primarily used to pay down outstanding short-term bank borrowings, to repurchase common stock under the common stock repurchase program and to pay quarterly dividends on our common stock. As of April 30, 2010, our current assets were $318.1 million and our current liabilities were $329.9 million primarily due to seasonal requirements as discussed above.

As of April 30, 2010, we had committed lines of credit of $450 million with the ability to expand up to $600 million under our syndicated five-year revolving credit facility that expires April 2011 to meet working capital needs, capital expenditures and approved acquisitions. We pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. Outstanding short-term borrowings decreased from $306 million as of October 31, 2009 to $35.5 million as of April 30, 2010 primarily due to lower commodity gas costs and lower interest payments for short-term debt. During the six months ended April 30, 2010, short-term borrowings ranged from $15 million to $342.5 million, and interest rates ranged from .48% to .53% (weighted average of .49%).
As of April 30, 2010, we had available letters of credit of $5 million under our syndicated five-year revolving credit facility, of which $2.7 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of April 30, 2010, unused lines of credit available under our syndicated five-year revolving credit facility, including the issuance of the letters of credit, totaled $411.8 million.
In July 2010, we will begin the process of replacing our existing credit facility. During the renewal process, we will evaluate bank participants, commitment size and maturity. Because of credit market conditions, we are anticipating that the costs of a renewed credit facility will be significantly higher and that the term could be significantly shorter than the five-year term of the current facility. It is our intention to have a new credit facility in place by the end of January 2011.
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
In September 2010, the balance of $60 million of our 7.80% medium-term notes becomes due. In September 2011, the balance of $60 million of our 6.55% medium-term notes becomes due. At this time, we do not anticipate issuing long-term debt in fiscal 2010, but intend to issue $200 – $250 million of long-term debt in late fiscal year 2011 for general corporate purposes. We will continue to monitor customer growth trends in our markets along with the economic recovery from the recession in our service area for the timing of any infrastructure investments that would require the need for additional long-term debt.
During the six months ended April 30, 2010, we issued $9.8 million of common stock through dividend reinvestment and stock purchase plans. From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Part II, Item 2 of this Form 10-Q. Upon repurchase, such shares will be cancelled and become authorized shares available for issuance. During the six months ended April 30, 2010, we repurchased 1.8 million shares for $47.3 million under our Common Stock Open Market Purchase Program, leaving 4.5 million shares available for repurchase under the program.
We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which long-term debt was issued restrict the amount of cash dividends that may be paid. As of April 30, 2010, our retained earnings were not restricted. On June 4, 2010, the Board of Directors declared a quarterly dividend on common stock of $.28 per share, payable July 15, 2010 to shareholders of record at the close of business on June 24, 2010.
Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. As of April 30, 2010, our capitalization, including current maturities of long-term debt, consisted of 44% in long-term debt and 56% in common equity.
The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of April 30, 2010 and 2009, and October 31, 2009, are summarized in the table below.

	April 30		October 31		April 30
In thousands	2010	Percentage	2009	Percentage	2009	Percentage
Short-term debt	$35,500	2%	$306,000	15%	$205,500	10%
Current portion of long-term debt	60,000	3%	60,000	3%	30,000	1%
Long-term debt	732,128	40%	732,512	36%	793,471	40%

Total debt	827,628	45%	1,098,512	54%	1,028,971	51%
Common stockholders’ equity	1,013,521	55%	927,948	46%	969,852	49%

Total capitalization (including short-term debt)	$1,841,149	100%	$2,026,460	100%	$1,998,823	100%

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
As of April 30, 2010, all of our long-term debt was unsecured. Our long-term debt is rated “A” by S&P and “A3” by Moody’s Investors Service. Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.
We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all our debt agreements. As of April 30, 2010, there has been no event of default giving rise to acceleration of our debt.
Estimated Future Contractual Obligations
During the three months ended April 30, 2010, there were no material changes to our estimated future contractual obligations that were disclosed in our Form 10-K for the year ended October 31, 2009, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases, letters of credit and the credit extended by our counterparty in OTC derivative contracts. The letters of credit, operating leases and the credit extended by our counterparty in OTC derivative contracts were discussed in Note 4, Note 7 and Note 6, respectively, to the consolidated financial statements in our Form 10-K for the year ended October 31, 2009.
As of October 31, 2009, Piedmont Energy Partners, Inc., a wholly owned subsidiary of Piedmont, had entered into a guaranty in the normal course of business pertaining to our investment in Hardy Storage. The guaranty involved some levels of performance and credit risk that were not included on our consolidated balance sheets.

We recorded an estimated liability of $1.2 million as of October 31, 2009. The possibility of having to perform on the guaranty was largely dependent upon the future operations of Hardy Storage, third parties or the occurrence of certain future events. In March 2010, Hardy Storage obtained long-term non-recourse project financing, and we were released from any liability under the guaranty, and accordingly, we reversed the liability for the guaranty. For further information on this guaranty, see Note 8 to the consolidated financial statements in this Form 10-Q.
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
Recent Accounting Pronouncements
          Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board (FASB) issued new accounting guidance for employers’ disclosures about plan assets of defined benefit pension and other postretirement plans. This guidance requires that employers provide more transparency about the assets held by retirement plans or other postretirement employee benefit plans, the concentration of risk in those plans and information about the fair value measurements of plan assets similar to the disclosures required by current fair value guidance. The guidance is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Since only additional disclosures about plan assets of defined benefit pension and other postretirement plans are required, these disclosures will not have a material impact on our financial position, results of operations or cash flows. These disclosures will be in our Form 10-K for our fiscal year ending October 31, 2010.
In June 2009, the FASB amended accounting guidance to eliminate the quantitative approach that entities use to determine whether an entity has a controlling financial interest in a variable interest entity (VIE), and to require that the entity with a variable interest in a VIE qualitatively assess whether it has a controlling financial interest, and if so, determine whether it is the primary beneficiary. The guidance requires companies to continually evaluate the VIE for consolidation, rather than performing the assessment only when specific events occur. It also requires enhanced disclosures to provide more information about the entity’s involvement with the VIE. The guidance is effective for fiscal periods beginning after November 15, 2009. We do not expect this guidance on consolidation of variable interest entities to have a material impact on our financial position, results of operations or cash flows. We will adopt the guidance during the first quarter of our fiscal year ending October 31, 2011.
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

Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on short-term debt. As of April 30, 2010, all of our long-term debt was issued at fixed rates, and therefore not subject to interest rate risk.
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
As of April 30, 2010, we had $35.5 million of short-term debt outstanding under our syndicated revolving credit facility at an interest rate of .53%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $.3 million during the three months ended April 30, 2010 and $1 million during the six months ended April 30, 2010.
Commodity Price Risk
We have mitigated the cash flow risk resulting from commodity purchase contracts under our regulatory gas cost recovery mechanisms that permit the recovery of these costs in a timely manner. As such, we face regulatory recovery risk associated with these costs. With regulatory commission approval, we revise rates periodically without formal rate proceedings to reflect changes in the wholesale cost of gas, including costs associated with our hedging programs under the recovery mechanism allowed by each of our state regulators. Under our PGA procedures, differences between gas costs incurred and gas costs billed to customers are deferred, and any under-recoveries are included in “Amounts due from customers” or any over-recoveries are included in “Amounts due to customers” in our consolidated balance sheets for collection or refund over subsequent periods. When we have “Amounts due from customers,” we earn a carrying charge that mitigates any incremental short-term borrowing costs. When we have “Amounts due to customers,” we incur a carrying charge that we must refund to our customers.
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
Weather Risk
We are exposed to weather risk in our regulated utility segment in South Carolina and Tennessee where revenues are collected from volumetric rates without a margin decoupling mechanism. Our rates are designed based on an assumption of normal weather. In these states, this risk is mitigated by WNA mechanisms that are designed to offset the impact of colder-than-normal or warmer-than-normal winter weather in our residential and commercial markets. In North Carolina, we manage our weather risk through a margin decoupling mechanism that allows us to recover our approved margin from residential and commercial customers independent of volumes sold.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We have only routine litigation in the normal course of business.
Item 1A. Risk Factors
During the six months ended April 30, 2010, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     a) Sale of Unregistered Equity Securities.
     None.
     c) Issuer Purchases of Equity Securities.
     The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program and otherwise during the three months ended April 30, 2010.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	Under the Program (1)
Beginning of the period				4,912,174
02/01/10 - 02/28/10	402,100	$25.86	402,100	4,510,074
03/01/10 - 03/31/10	—	$—	—	4,510,074
04/01/10 - 04/30/10	190 (2)	$26.73	—	4,510,074

Total	402,290	$25.86	402,100

(1)	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment and stock purchase, employee stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. The additional four million shares are referred to as our accelerated share repurchase (ASR) program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.

(2)	These shares were repurchased from shareholders who rescinded shares under the Rescission Offer, which is outside of the Common Stock Open Market Purchase Program.
The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of April 30, 2010, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.
Item 5. Other Information
Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Shareholders on February 26, 2010. Because of the date of the Annual Meeting, we were not required to file a report on Form 8-K under Item 5.07. We are providing the information required by this item on Form 8-K under this Item 5 of this Form 10-Q.
At the Annual Meeting, shareholders voted on the election of four directors, the ratification of the selection of our independent registered public accounting firm and the approval of an amendment to our Employee Stock Purchase Plan increasing the number of shares authorized for issuance under the plan. The record date for determining the shareholders entitled to receive notice of and to vote at the meeting was December 28, 2009. We solicited proxies for the meeting according to section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management’s solicitations.
Shareholders elected all of the nominees for director as listed in the proxy statement by the following votes:

	Shares	Shares	Broker
	Voted	Voted	Non-
	FOR	WITHHELD	Votes
For terms expiring in 2013:
Jerry W. Amos	36,878,555	707,040	23,447,003
Frankie T. Jones, Sr.	36,973,421	612,174	23,447,003
Vicki McElreath	36,983,580	602,015	23,447,003
Thomas E. Skains	36,394,073	1,191,522	23,447,003
The current terms of continuing directors Malcolm E. Everett III, Frank B. Holding, Jr., Minor M. Shaw and Muriel W. Sheubrooks will expire at our annual meeting in 2011. The current terms of continuing directors E. James Burton, John W. Harris, Aubrey B. Harwell, Jr., and David E. Shi will expire at our annual meeting in 2012.
Shareholders ratified the selection by the Board of Directors of the firm Deloitte & Touche LLP as our independent public accounting firm for the fiscal year ending October 31, 2010, by the following vote:

Shares	Shares	Shares	Broker
Voted	Voted	Voted	Non-
FOR	AGAINST	ABSTAINING	Votes
59,435,161	1,421,030	176,407	—
Shareholders approved an amendment to increase the number of shares authorized for issuance under our Employee Stock Purchase Plan by the following vote:

Shares	Shares	Shares	Broker
Voted	Voted	Voted	Non-
FOR	AGAINST	ABSTAINING	Votes
35,443,069	1,230,933	911,593	23,447,003
Item 6. Exhibits

Compensatory Contracts:

10.1	Resolution of Board of Directors, February 26, 2010, establishing compensation for non-management directors.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc. (Registrant)
Date June 9, 2010	/s/ David J. Dzuricky
David J. Dzuricky
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date June 9, 2010	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended April 30, 2010
Exhibits
Compensatory Contracts:
10.1	Resolution of Board of Directors, February 26, 2010, establishing compensation for non-management directors

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer