Form 10-Q
period 2010-07-31
PIEDMONT NATURAL GAS CO INC
filed 2010-09-09
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
Registrant’s telephone number, including area code (704) 364-3120
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2010

Common Stock, no par value	72,113,862

Piedmont Natural Gas Company, Inc.
Form 10-Q
for
July 31, 2010

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	43

Part II.	Other Information

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6.	Exhibits	45

	Signatures	47
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands)

	July 31,	October 31,
	2010	2009
ASSETS
Utility Plant:
Utility plant in service	$3,161,733	$3,071,742
Less accumulated depreciation	914,944	862,079

Utility plant in service, net	2,246,789	2,209,663
Construction work in progress	146,175	87,978
Plant held for future use	6,751	6,751

Total utility plant, net	2,399,715	2,304,392

Other Physical Property, at cost (net of accumulated depreciation of $2,098 in 2010 and $2,497 in 2009)	627	719

Current Assets:
Cash and cash equivalents	5,192	7,558
Trade accounts receivable (less allowance for doubtful accounts of $2,873 in 2010 and $990 in 2009)	80,973	70,979
Income taxes receivable	—	44,413
Other receivables	4,140	4,712
Unbilled utility revenues	11,360	33,925
Inventories:
Gas in storage	99,848	103,584
Materials, supplies and merchandise	5,090	5,262
Gas purchase derivative assets, at fair value	2,891	2,559
Amounts due from customers	36,105	196,130
Prepayments	29,857	43,930
Other current assets	96	96

Total current assets	275,552	513,148

Noncurrent Assets:
Equity method investments in non-utility activities	89,460	104,430
Goodwill	48,852	48,852
Marketable securities, at fair value	938	441
Overfunded postretirement asset	10,803	—
Regulatory asset for postretirement benefits	76,355	76,905
Unamortized debt expense	8,688	9,177
Regulatory cost of removal asset	17,431	16,293
Other noncurrent assets	47,027	44,462

Total noncurrent assets	299,554	300,560

Total	$2,975,448	$3,118,819

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands)

	July 31,	October 31,
	2010	2009

CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value — 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000; shares outstanding: 72,098 in 2010 and 73,266 in 2009	440,468	471,569
Retained earnings	549,132	458,826
Accumulated other comprehensive loss	(785)	(2,447)

Total stockholders’ equity	988,815	927,948
Long-term debt	732,010	732,512

Total capitalization	1,720,825	1,660,460

Current Liabilities:
Current maturities of long-term debt	60,000	60,000
Short-term debt	122,000	306,000
Trade accounts payable	72,690	67,010
Other accounts payable	25,531	48,431
Income taxes accrued	5,029	—
Accrued interest	12,099	21,294
Customers’ deposits	25,574	25,202
Deferred income taxes	5,296	14,138
General taxes accrued	14,724	19,993
Gas purchase derivative liabilities, at fair value	4,694	30,603
Other current liabilities	8,362	7,540

Total current liabilities	355,999	600,211

Noncurrent Liabilities:
Deferred income taxes	409,115	377,562
Unamortized federal investment tax credits	2,151	2,422
Accumulated provision for postretirement benefits	21,366	31,641
Cost of removal obligations	430,839	408,955
Other noncurrent liabilities	35,153	37,568

Total noncurrent liabilities	898,624	858,148

Commitments and Contingencies (Note 12)

Total	$2,975,448	$3,118,819

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2010	2009	2010	2009

Operating Revenues	$211,603	$180,201	$1,358,185	$1,415,276
Cost of Gas	133,706	99,362	888,667	943,802

Margin	77,897	80,839	469,518	471,474

Operating Expenses:
Operations and maintenance	55,295	50,124	164,838	154,200
Depreciation	24,691	24,488	73,529	72,937
General taxes	8,753	8,841	26,096	26,235
Utility income taxes	(7,371)	(4,199)	68,499	73,035

Total operating expenses	81,368	79,254	332,962	326,407

Operating Income (Loss)	(3,471)	1,585	136,556	145,067

Other Income (Expense):
Income from equity method investments	2,607	3,828	27,748	31,449
Gain on sale of interest in equity method investment	—	—	49,674	—
Non-operating income	(31)	(51)	283	(149)
Non-operating expense	(227)	(749)	(1,603)	(1,955)
Income taxes	(558)	(866)	(29,449)	(11,339)

Total other income (expense)	1,791	2,162	46,653	18,006

Utility Interest Charges:
Interest on long-term debt	13,280	13,829	39,805	41,500
Allowance for borrowed funds used during construction	(6,360)	(483)	(7,662)	(1,710)
Other	918	(2,299)	9	(3,818)

Total utility interest charges	7,838	11,047	32,152	35,972

Net Income (Loss)	$(9,518)	$(7,300)	$151,057	$127,101

Average Shares of Common Stock:
Basic	71,968	72,983	72,315	73,180
Diluted	71,968	72,983	72,668	73,476

Earnings (Loss) Per Share of Common Stock:
Basic	$(0.13)	$(0.10)	$2.09	$1.74
Diluted	$(0.13)	$(0.10)	$2.08	$1.73

Cash Dividends Per Share of Common Stock	$0.28	$0.27	$0.83	$0.80
See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	July 31
	2010	2009

Cash Flows from Operating Activities:
Net income	$151,057	$127,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,867	76,827
Amortization of investment tax credits	(271)	(248)
Allowance for doubtful accounts	1,883	883
Net gain on sale of interest in equity method investment, net of tax	(30,222)	—
Gain on sale of property	(158)	(418)
Earnings from equity method investments	(27,748)	(31,449)
Distributions of earnings from equity method investments	29,000	22,750
Deferred income taxes	2,189	67,083
Stock-based compensation expense	—	252
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	(26,241)	38,102
Receivables	10,953	42,376
Inventories	3,908	83,774
Amounts due from customers	160,025	(27,225)
Settlement of legal asset retirement obligations	(634)	(1,127)
Overfunded postretirement asset	(10,803)	(21,837)
Regulatory asset for postretirement benefits	550	(1,147)
Other assets	55,147	12,146
Accounts payable	(18,294)	(56,141)
Provision for postretirement benefits	(10,275)	872
Other liabilities	(7,309)	(26,480)

Net cash provided by operating activities	359,624	306,094

Cash Flows from Investing Activities:
Utility construction expenditures	(141,677)	(83,208)
Allowance for funds used during construction	(7,662)	(1,710)
Contributions to equity method investments	—	(862)
Distributions of capital from equity method investments	7,389	315
Proceeds from sale of interest in equity method investment	57,500	—
Proceeds from sale of property	1,320	644
Investments in marketable securities	(484)	(373)
Other	(38)	1,258

Net cash used in investing activities	(83,652)	(83,936)

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	July 31
	2010	2009
Cash Flows from Financing Activities:
Borrowings under short-term debt	$816,500	$877,500
Repayments under short-term debt	(1,000,500)	(1,026,500)
Retirement of long-term debt	(502)	(1,446)
Issuance of common stock through dividend reinvestment and employee stock plans	14,283	11,048
Repurchases of common stock	(47,295)	(17,857)
Dividends paid	(60,056)	(58,624)
Other	(768)	(51)

Net cash used in financing activities	(278,338)	(215,930)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,366)	6,228
Cash and Cash Equivalents at Beginning of Period	7,558	6,991

Cash and Cash Equivalents at End of Period	$5,192	$13,219

Noncash Investing and Financing Activities:
Accrued construction expenditures	$1,074	$2,449
Guaranty	1,234	—
See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2010	2009	2010	2009

Net Income (Loss)	$(9,518)	$(7,300)	$151,057	$127,101

Other Comprehensive Income:
Unrealized gain (loss) from hedging activities of equity method investments, net of tax of $94 and ($257) for the three months ended July 31, 2010 and 2009, respectively, and ($77) and ($3,626) for the nine months ended July 31, 2010 and 2009, respectively	148	(400)	(117)	(5,629)
Reclassification adjustment from hedging activities of equity method investments included in net income, net of tax of $263 and $1,253 for the three months ended July 31, 2010 and 2009, respectively, and $1,147 and $997 for the nine months ended July 31, 2010 and 2009, respectively	407	1,946	1,779	1,546

Total Comprehensive Income (Loss)	$(8,963)	$(5,754)	$152,719	$123,018

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
     Seasonality and Use of Estimates
The unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at July 31, 2010 and October 31, 2009, the results of operations for the three months and nine months ended July 31, 2010 and 2009, and cash flows for the nine months ended July 31, 2010 and 2009. Our business is seasonal in nature. The results of operations for the three months and nine months ended July 31, 2010 do not necessarily reflect the results to be expected for the full year.
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
     Significant Accounting Policies
Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2009. There were no significant changes to those accounting policies during the nine months ended July 31, 2010.
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
Regulatory assets and liabilities in the consolidated balance sheets as of July 31, 2010 and October 31, 2009 are as follows.

	July 31,	October 31,
In thousands	2010	2009

Regulatory assets	$181,048	$337,543
Regulatory liabilities	429,920	409,323
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
In June 2009, the FASB amended accounting guidance to eliminate the quantitative approach that entities use to determine whether an entity has a controlling financial interest in a variable interest entity (VIE) and to require that the entity with a variable interest in a VIE qualitatively assess whether it has a controlling financial interest, and if so, determine whether it is the primary beneficiary. The guidance requires companies to continually evaluate the VIE for consolidation, rather than performing the assessment only when specific events occur. It also requires enhanced disclosures to provide more information about the entity’s involvement with the VIE. The guidance is effective for fiscal periods beginning after November 15, 2009. We do not expect this guidance on consolidation of variable interest entities to have a material impact on our financial position, results of operations or cash flows. We will adopt the guidance during the first quarter of our fiscal year ending October 31, 2011.
In January 2010, the FASB issued accounting guidance to require new fair value measurement and classification disclosures and to clarify existing disclosures. The guidance requires disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies the existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value and amends guidance on employers’ disclosures about postretirement benefit plan assets to require disclosures be provided by asset class instead of major categories of assets. The guidance is effective for interim and fiscal periods beginning after December 15, 2009, with the exception that the Level 3 activity disclosure requirement will be effective for interim periods for fiscal years beginning after December 15, 2010. Since the guidance addresses only disclosure related to fair value measurements, adoption of the guidance during our fiscal second quarter beginning February 1, 2010 did not have a material impact on our financial position, results of operations or cash flows. We will adopt the guidance for Level 3 disclosure for the first quarter of our fiscal year ending October 31, 2012.
In July 2010, the FASB issued accounting guidance to improve disclosures related to an entity’s allowance for credit losses and the credit quality of its financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or cost if lower than fair value. The guidance requires additional disclosures about financing receivables such as the credit quality indicators, the aging of past due financing receivables, the nature and extent of troubled debt restructurings, any modifications of financing receivables as troubled debt restructurings and the related effect on the allowance for credit losses and any significant purchases or sales of financing receivables during the reporting period. The guidance is effective for end of reporting period disclosures for the reporting period ending on or after December 15, 2010. The disclosures about activity that occurred during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. Comparative disclosure for earlier reporting periods is encouraged, but not required. We will adopt the guidance for the end of period disclosures as of January 31, 2011, and for the disclosures related to activity in the reporting period during our fiscal second quarter beginning February 1, 2011. Since the guidance addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, we do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.
2. Regulatory Matters
On July 29, 2010, we filed testimony with the North Carolina Utilities Commission (NCUC) in support of our gas cost purchasing and accounting practices for the twelve months ended May 31, 2010. A hearing has been scheduled for October 5, 2010. We are unable to predict the outcome of this proceeding at this time.
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
On August 25, 2010, the PSCSC approved our purchased gas adjustments and found our gas purchasing policies to be prudent for the period covering the twelve months ended March 31, 2010.
On June 15, 2010, we filed with the PSCSC a cost and revenue study as permitted by the Natural Gas Rate Stabilization Act requesting a change in rates from those approved by the PSCSC in an order dated October 13, 2009. On September 1, 2010, we and the Office of Regulatory Staff filed a settlement agreement with the PSCSC addressing our proposed rate changes. The settlement, if approved, will result in a slight increase in margin based on a return on equity of 11.3%, effective November 1, 2010. The settlement is pending approval by the PSCSC. We are unable to predict the outcome of this proceeding at this time.
On July 1, 2009, we filed an annual report for the twelve months ended December 31, 2008 with the Tennessee Regulatory Authority (TRA) that reflected the transactions in the deferred gas cost account for the Actual Cost Adjustment mechanism. On July 20, 2010, in coordination with the TRA Audit Staff, we withdrew the annual report filed on July 1, 2009 and concurrently filed a revised annual report for the twelve months ended December 31, 2008. On August 23, 2010, the TRA approved the findings of the TRA Audit Staff report on this matter, which were in agreement with our report.
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
3. Earnings per Share
We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the three months and nine months ended July 31, 2010 and 2009 is presented below.

	Three Months		Nine Months
In thousands except per share amounts	2010	2009	2010	2009

Net Income (Loss)	$(9,518)	$(7,300)	$151,057	$127,101

Average shares of common stock outstanding for basic earnings per share	71,968	72,983	72,315	73,180
Contingently issuable shares under incentive compensation plans *	—	—	353	296

Average shares of dilutive stock	71,968	72,983	72,668	73,476

Earnings (Loss) Per Share of Common Stock:
Basic	$(0.13)	$(0.10)	$2.09	$1.74
Diluted	$(0.13)	$(0.10)	$2.08	$1.73

*	For the three months ended July 31, 2010 and 2009, the inclusion of 339 and 276 contingently issuable shares, respectively, would have been antidilutive.
4. Marketable Securities
We have marketable securities that are invested in money market and mutual funds that are liquid and actively traded on the exchanges. These securities are assets that are held in a rabbi trust established for our deferred compensation plans that became effective on January 1, 2009. For further information on the deferred compensation plans, see Note 5 to the consolidated financial statements in this Form 10-Q.
The money market investments in the trust approximate fair value due to the short period of time to maturity. The fair values of the mutual fund investments are based on the quoted market value of the fund, or the net asset value of the shares, as traded on the exchanges. The composition of these securities as of July 31, 2010 and October 31, 2009 is as follows.

	July 31, 2010		October 31, 2009
		Fair		Fair
In thousands	Cost	Value	Cost	Value

Money markets	$259	$259	$169	$169
Mutual funds	599	679	205	272

Total trading securities	$858	$938	$374	$441

5. Employee Benefit Plans
Components of the net periodic benefit cost for our defined benefit pension plans and our other postretirement employee benefits (OPEB) plan for the three months ended July 31, 2010 and 2009 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2010	2009	2010	2009	2010	2009
Service cost	$1,852	$1,325	$10	$6	$334	$(56)
Interest cost	2,473	2,929	61	81	476	541
Expected return on plan assets	(4,530)	(4,290)	—	—	(345)	25
Amortization of transition obligation	—	—	—	—	167	167
Amortization of prior service (credit) cost	(548)	(549)	5	5	—	—
Amortization of actuarial loss	399	—	2	—	59	—

Total	$(354)	$(585)	$78	$92	$691	$677

Components of the net periodic benefit cost for our defined benefit pension plans and our OPEB plan for the nine months ended July 31, 2010 and 2009 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2010	2009	2010	2009	2010	2009
Service cost	$6,052	$4,300	$29	$19	$1,003	$664
Interest cost	8,173	8,430	182	244	1,429	1,700
Expected return on plan assets	(14,080)	(12,567)	—	—	(1,036)	(827)
Amortization of transition obligation	—	—	—	—	500	500
Amortization of prior service (credit) cost	(1,648)	(1,648)	15	15	—	—
Amortization of actuarial loss (gain)	1,499	—	7	(15)	178	—

Total	$(4)	$(1,485)	$233	$263	$2,074	$2,037

In January 2010, we contributed $22 million to the qualified pension plan and $.2 million to the money purchase pension plan. We anticipate that we will contribute the following amounts to our other plans in 2010.

In thousands

Nonqualified pension plan	$484
OPEB plan	3,700
We have a defined contribution restoration plan that we fund annually and that covers all officers at the vice president level and above. For the nine months ended July 31, 2010, we contributed $.4 million to this plan. We have a voluntary deferral plan for the benefit of all director-level employees and officers; we make no contributions to this plan. Both deferred compensation plans are funded through a rabbi trust with a bank as the trustee. At July 31, 2010, we have a liability of $1.1 million for these plans.
See Note 4 and Note 8 to the consolidated financial statements of this Form 10-Q for information on the investments in marketable securities that are held in the trust.
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
Operations of the regulated utility segment are reflected in “Operating Income (Loss)” in the consolidated statements of operations. Operations of the non-utility activities segment are included in the consolidated statements of operations in “Income from equity method investments” and “Non-operating income.”
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
Operations by segment for the three months and nine months ended July 31, 2010 and 2009 are presented below.

	Regulated		Non-utility
	Utility		Activities		Total
In thousands	2010	2009	2010	2009	2010	2009

Three Months
Revenues from external customers	$211,603	$180,201	$—	$—	$211,603	$180,201
Margin	77,897	80,839	—	—	77,897	80,839
Operations and maintenance expenses	55,295	50,124	24	198	55,319	50,322
Gain from sale of interest in equity method investment	—	—	—	—	—	—
Income from equity method investments	—	—	2,607	3,828	2,607	3,828
Operating loss before income taxes	(10,842)	(2,614)	(303)	(267)	(11,145)	(2,881)
Income (loss) before income taxes	(18,719)	(14,206)	2,388	3,573	(16,331)	(10,633)

Nine Months
Revenues from external customers	$1,358,185	$1,415,276	$—	$—	$1,358,185	$1,415,276
Margin	469,518	471,474	—	—	469,518	471,474
Operations and maintenance expenses	164,838	154,200	258	275	165,096	154,475
Gain from sale of interest in equity method investment	—	—	49,674	—	49,674	—
Income from equity method investments	—	—	27,748	31,449	27,748	31,449
Operating income (loss) before income taxes	205,055	218,102	(633)	(444)	204,422	217,658
Income before income taxes	172,130	180,474	76,875	31,001	249,005	211,475
Reconciliations to the consolidated statements of operations for the three months and nine months ended July 31, 2010 and 2009 are presented below.

	Three Months		Nine Months
In thousands	2010	2009	2010	2009
Operating Income:
Segment operating income (loss) before income taxes	$(11,145)	$(2,881)	$204,422	$217,658
Utility income taxes	7,371	4,199	(68,499)	(73,035)
Non-utility activities before income taxes	303	267	633	444

Operating income (loss)	$(3,471)	$1,585	$136,556	$145,067

Net Income (Loss):
Income (loss) before income taxes for reportable segments	$(16,331)	$(10,633)	$249,005	$211,475
Income taxes	6,813	3,333	(97,948)	(84,374)

Net income (loss)	$(9,518)	$(7,300)	$151,057	$127,101

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
We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. For each period of the three months and nine months ended July 31, 2010 and 2009, these transportation costs and the amounts we owed Cardinal as of July 31, 2010 and October 31, 2009 are as follows.

	Three Months		Nine Months
In thousands	2010	2009	2010	2009

Transportation costs	$1,035	$1,035	$3,070	$3,070

	July 31,	October 31,
	2010	2009

Trade accounts payable	$349	$349
We own 40% of the membership interests in Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle owns an interstate liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC).
We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. For each period of the three months and nine months ended July 31, 2010 and 2009, these gas storage costs and the amounts we owed Pine Needle as of July 31, 2010 and October 31, 2009 are as follows.

	Three Months		Nine Months
In thousands	2010	2009	2010	2009

Gas storage costs	$2,922	$3,207	$9,236	$9,157

	July 31,	October 31,
	2010	2009

Trade accounts payable	$985	$1,081

We own 15% of the membership interest in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. The other member is Georgia Natural Gas Company (GNGC), a wholly-owned subsidiary of AGL Resources, Inc. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States with most of its business being conducted in the unregulated retail gas market in Georgia. On January 1, 2010, we sold half of our 30% membership interest in SouthStar to GNGC and retained a 15% earnings and membership share in SouthStar after the sale. At closing, we received $57.5 million from GNGC resulting in an after-tax gain of $30.2 million, or $.42 per diluted share for the nine months ended July 31, 2010. GNGC has no further rights to acquire our remaining 15% interest. We will continue to account for our 15% membership interest in SouthStar using the equity method, as we retain board representation with voting rights equal to GNGC on significant governance matters and policy decisions, and thus, exercise significant influence over the operations of SouthStar.
We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record in operating revenues the amounts billed to SouthStar. For each period of the three months and nine months ended July 31, 2010 and 2009, our operating revenues from these sales and the amounts SouthStar owed us as of July 31, 2010 and October 31, 2009 are as follows.

	Three Months		Nine Months
In thousands	2010	2009	2010	2009

Operating revenues	$1,905	$1,459	$2,965	$6,638

	July 31,	October 31,
	2010	2009

Trade accounts receivable	$552	$639
Summarized financial information provided to us by SouthStar for 100% of SouthStar for the three months and nine months ended June 30, 2010 and 2009 is presented below.

	Three Months		Nine Months
In thousands	2010	2009	2010	2009

Revenues	$116,618	$124,278	$741,754	$753,707
Gross profit	17,730	23,136	173,625	155,444
Income before income taxes	1,153	6,377	115,321	99,422
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
We have related party transactions as a customer of Hardy Storage and record in cost of gas the storage costs charged by Hardy Storage. For each period of the three months and nine months ended July 31, 2010 and 2009, these gas storage costs and the amounts we owed Hardy Storage as of July 31, 2010 and October 31, 2009 are

as follows.

	Three Months		Nine Months
In thousands	2010	2009	2010	2009

Gas storage costs	$2,425	$2,344	$6,961	$6,996

	July 31,	October 31,
	2010	2009

Trade accounts payable	$808	$781
8. Financial Instruments and Related Fair Value
     Derivative Assets and Liabilities under Master Netting Arrangements
We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. Based on the value of our positions in these brokerage accounts and the associated margin requirements, we may be required to deposit cash into these brokerage accounts. The accounting guidance related to derivatives and hedging requires that we use a gross presentation for the fair value amounts for our derivative instruments and the fair value of the right to reclaim cash collateral. We include amounts recognized for the right to reclaim cash collateral in our current assets and current liabilities. We had the right to reclaim cash collateral of $5.1 million and $35.4 million as of July 31, 2010 and October 31, 2009, respectively.
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
Effective November 1, 2009, we adopted the additional authoritative guidance related to nonrecurring fair value for certain nonfinancial assets and liabilities, such as the initial measurement of an asset retirement obligation and the use of fair value in goodwill, intangible assets and long-lived asset impairment tests. The adoption of this fair value guidance for reporting these nonrecurring fair value measurements had no impact on our financial position, results of operations or cash flows for the three and nine months ended July 31, 2010.
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
The following table sets forth, by level of the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2010 and October 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels.
Recurring Fair Value Measurements as of July 31, 2010

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Derivatives held for distribution operations	$2,891	$—	$—	$2,891
Debt and equity securities held as trading securities:
Money markets	259	—	—	259
Mutual funds	679	—	—	679

Total fair value assets	$3,829	$—	$—	$3,829

Liabilities:
Derivatives held for distribution operations	$4,694	$—	$—	$4,694

Recurring Fair Value Measurements as of October 31, 2009

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Derivatives held for distribution operations	$2,559	$—	$—	$2,559
Debt and equity securities held as trading securities:
Money markets	169	—	—	169
Mutual funds	272	—	—	272

Total fair value assets	$3,000	$—	$—	$3,000

Liabilities:
Derivatives held for distribution operations	$30,290	$313	$—	$30,603

The determination of the fair values incorporates various factors required under the fair value guidance. These factors include the credit standing of the counterparties involved, the impact of credit enhancements (such as cash deposits, letters of credit and priority interests) and the impact of our nonperformance risk on our liabilities.
Our utility segment derivative instruments are used in accordance with programs filed or approved with the NCUC, the PSCSC and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net costs and the gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our purchased gas adjustment (PGA) procedures. In accordance with accounting provisions for rate-regulated activities, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due to customers” or “Amounts due from customers” in our consolidated balance sheets. These derivative instruments would include exchange-traded and OTC derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. OTC derivative contracts are valued with the assistance of broker or dealer quotation services or market transactions in either the listed or OTC markets and are classified within Level 2. We have had no transfers between Level 1 and Level 2 during this fiscal year.
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

	Carrying
In thousands	Amount	Fair Value
As of July 31, 2010	$792,010	$927,291
As of October 31, 2009	792,512	910,310
Quantitative and Qualitative Disclosures
The costs of our financial price hedging options for natural gas and all other costs related to hedging activities of our regulated gas costs are recorded in accordance with our regulatory tariffs approved by our state regulatory commissions, and thus are not accounted for as hedging instruments under derivative accounting standards. As required by the accounting guidance, the fair value amounts are presented on a gross basis and do not reflect any netting of asset and liability amounts or cash collateral amounts under master netting arrangements. As of July 31, 2010, our financial options were comprised of both long and short commodity positions. A long position in an option contract is a right to purchase or sell the commodity at a specified price, while a short position in an option contract is the obligation, if the option is exercised, to purchase or sell the commodity at a specified price. As of July 31, 2010, we had long gas options providing total coverage of 29.3 million dekatherms, of which 6.1 million dekatherms are limited in upside protection. We have sold options for 3.5 million dekatherms that guarantee a minimum floor price for supply. The long and short options are for the period from September 2010 through August 2011.
The following table presents the fair value and balance sheet classification of our financial options for natural gas as of July 31, 2010 and October 31, 2009.

Fair Value of Derivative Instruments

	Fair Value	Fair Value
In thousands	July 31, 2010	October 31, 2009

Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:

Asset Financial Instruments
Current Assets — Gas purchase derivative assets (September 2010-August 2011)	$2,891	$
Current Assets — Gas purchase derivative assets (December 2009-November 2010)		2,559

Liability Financial Instruments
Current Liabilities — Gas purchase derivative liabilities (September 2010-August 2011)	4,694
Current Liabilities — Gas purchase derivative liabilities (December 2009-November 2010)		30,603

Total financial instruments, net	$(1,803)	$(28,044)

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
The following table presents the impact that financial instruments not designated as hedging instruments under derivative accounting standards would have had on our consolidated statements of operations for the three months and nine months ended July 31, 2010 and 2009, absent the regulatory treatment under our approved PGA procedures.

	Amount of Loss Recognized on Derivatives and Deferred Under PGA Procedures
	Three Months Ended		Nine Months Ended		Location of Loss
	July 31		July 31		Recognized through
In thousands	2010	2009	2010	2009	PGA Procedures

Gas purchase options	$16,910	$36,632	$50,686	$119,248	Cost of Gas
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
     Risk Management
Our OTC derivative financial instruments do not contain material credit-risk-related or other contingent features that could require us to make accelerated payments over and above payments made in the normal course of business when we are in a net liability position. At July 31, 2010, we have five International Swaps and Derivatives Association (ISDA) agreements for the purpose of selling put options as a part of our overall hedging program. The ISDA agreements specify a net liability of $55 million, $50 million, $30 million, $25 million and $2 million before we are obligated to post collateral. The net liability extended under the agreements is a function of the credit rating assigned to us by Standard & Poor’s Ratings Services (S&P), which is currently A/stable. In the event of a downgrade in our S&P credit rating to A-, the net liability available to us would decline to $142 million before we would be obligated to post collateral. We have no outstanding positions under any ISDA agreement as of July 31, 2010.
We seek to identify, assess, monitor and manage risk in accordance with defined policies and procedures under an Enterprise Risk Management Policy. In addition, we have an Energy Price Risk Management Committee (EPRMC) that monitors compliance with our hedging programs, policies and procedures.
9. Long-Term Debt Instruments
During the nine months ended July 31, 2010, we paid $.5 million to noteholders of the 6.25% insured quarterly notes. These notes have a redemption right upon the death of the owner of the notes, within specified limitations.
10. Short-Term Debt Instruments
We have a syndicated five-year revolving credit facility that expires April 2011 with aggregate commitments totaling $450 million to meet working capital needs, capital expenditures and approved acquisitions. This facility may be increased up to $600 million and includes annual renewal options and letters of credit. We pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. The facility provides a line of credit for letters of credit of $5 million, of which $2.7 million and $2.4 million were issued and outstanding at July 31, 2010 and October 31, 2009, respectively. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day LIBOR rate plus from 15 to 35 basis points, based on our credit ratings. Amounts borrowed remain outstanding until repaid, and such amounts do not mature daily. Due to the seasonal nature of our business, amounts borrowed can vary significantly during the year.
As of July 31, 2010 and October 31, 2009, outstanding short-term borrowings under our syndicated five-year credit facility, as included in “Short-term debt” in the consolidated balance sheets, were $122 million and $306 million, respectively, in LIBOR cost-plus loans. During the three months ended July 31, 2010, short-term borrowings ranged from zero to $135.5 million, and interest rates ranged from .53% to .61% (weighted average of .59%). During the nine months ended July 31, 2010, short-term borrowings ranged from zero to $342.5 million, and interest rates ranged from .48% to .61% (weighted average of .52%). Our syndicated five-year revolving credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 48% at July 31, 2010.
We have corrected the presentation within the consolidated statements of cash flows for the nine months ended July 31, 2009 to present borrowings and repayments under our syndicated five-year revolving credit facility on a gross basis. Such borrowings and repayments were formerly presented on a net basis. There was no effect on total cash flows from financing activities.
11. Employee Share-Based Plans
Under Board of Directors approved incentive compensation plans, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months and nine months ended July 31, 2010 and 2009, we recorded compensation expense, and as of July 31, 2010 and October 31, 2009, we have accrued amounts for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
Also under our approved incentive plan, 65,000 unvested shares of our common stock were granted to our President and Chief Executive Officer in September 2006. During the five-year vesting period, any dividends paid on these shares are accrued and converted into additional shares at the closing price on the date of the dividend payment. In accordance with the vesting schedule, 20% and 30% of the shares vested on September 1, 2009 and 2010, respectively. The remaining 50% of the shares will vest on September 1, 2011. For the three months and nine months ended July 31, 2010 and 2009, we recorded compensation expense, and as of July 31, 2010 and October 31, 2009, we have accrued amounts for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
The compensation expense related to the incentive compensation plans for the three months and nine months ended July 31, 2010 and 2009, and the amounts recorded as liabilities as of July 31, 2010 and October 31, 2009 are presented below.

	Three Months		Nine Months
In thousands	2010	2009	2010	2009

Compensation expense	$1,342	$673	$6,071	$1,817

	July 31,	October 31,
	2010	2009

Liability	$10,507	$8,173
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
12. Commitments and Contingent Liabilities
     Long-term contracts
We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers, telecommunication and information technology contracts and other purchase obligations. The time periods for pipeline and storage capacity contracts range from one to twenty-two years. The time periods for gas supply contracts range from one to three years. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service range from one to three years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles and contractors.
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
     Letters of Credit
We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $2.7 million in letters of credit that were issued and outstanding at July 31, 2010. Additional information concerning letters of credit is included in Note 10 to the consolidated financial statements in this Form 10-Q.
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
In September 2009, the NCDENR requested a remediation plan for the Reidsville, North Carolina MGP site. In January 2010, we submitted our plan to the NCDENR. In June 2010, we conducted our initial investigation which consisted of digging test pits and completing soil and groundwater contamination testing. Our estimate of the total cost to remediate the Reidsville site is $.8 million for which we have recorded a liability.
In November 2008, we submitted our final report of the remediation of the Nashville MGP site to the Tennessee Department of Environment and Conservation (TDEC). Remediation has been completed, and a consent order imposing usage restrictions on the property was approved and signed by the TDEC in June 2010. The consent order is subject to public comment, which we anticipate being completed in our fourth quarter of 2010. We have incurred $1.5 million through July 31, 2010 for this remediation.
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
We have completed soil remediation at the property where our Huntersville LNG facility is located. During the nine months ended July 31, 2010, our estimate of the total cost to remediate the property increased from $1.6 million to $3.1 million, for which we increased our reserve by the additional $1.5 million. We have incurred $2 million through July 31, 2010. In June 2010 we received a determination from NCDENR that no further soil remediation would be required for the Huntersville LNG molecular sieve issue. We are continuing to address the remaining remediation issues, including completion of a groundwater monitoring plan and lead-based paint removal, both scheduled to be implemented in fiscal 2011. For further information, see Note 7 to our Form 10-K for the year ended October 31, 2009.
Since October 31, 2009, we have identified additional USTs that may require remediation. As of July 31, 2010, our undiscounted environmental liability for USTs for which we retain remediation responsibility is $.5 million.
One of our operating districts has coatings containing asbestos on some of their pipelines. We have educated our employees on the hazards of asbestos and implemented procedures for removing these coatings from our pipelines when we must excavate and expose small portions of the pipeline. Lead-based paint is being removed at multiple LNG facilities. Employees have been trained on the hazards of lead exposure, and we have employed independent environmental contractors to remove and dispose of the lead-based paint at these facilities.
Further evaluation of the MGP sites, the UST sites and removal of lead-based paint could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
Additional information concerning commitments and contingencies is set forth in Note 7 to the consolidated financial statements of our Form 10-K for the year ended October 31, 2009.

13. Subsequent Events
We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. All subsequent events of which we are aware have been evaluated. For information on subsequent event disclosures related to regulatory matters and share-based payments, see Note 2 and Note 11 to the consolidated financial statements of this Form 10-Q.
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
This report, as well as other documents we file with the SEC, may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. These statements are based on management’s current expectations and information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to:
•	Regulatory issues affecting us and those from whom we purchase natural gas transportation and storage service, including those that affect allowed rates of return, terms and conditions of service, rate structures and financings. We monitor our ability to earn appropriate rates of return and initiate general rate proceedings as needed.

•	Residential, commercial, industrial and power generation growth and energy consumption in our service areas. The ability to retain and grow our customer base, the pace of that growth and the levels of energy consumption are impacted by general business and economic conditions, such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our service areas and the country, and fluctuations in the wholesale prices of natural gas and competitive energy sources.

•	Deregulation, regulatory restructuring and competition in the energy industry. We face competition from electric companies and energy marketing and trading companies, and we expect this competitive environment to continue.

•	The potential loss of large-volume industrial customers to alternate fuels or to bypass, or the shift by such customers to special competitive contracts or to tariff rates that are at lower per-unit margins than that customer’s existing rate.

•	The capital-intensive nature of our business. In order to maintain growth, we must add to our natural gas distribution system each year. The cost of this construction may be affected by the cost of obtaining governmental approvals, compliance with federal and state pipeline safety and integrity regulations, development project delays and the cost and availability of labor and materials. Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost and timing of a project.

•	Access to capital markets. Our internally generated cash flows are not adequate to finance the full cost of capital expenditures. As a result, we rely on access to both short-term and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by cash flows from operations. Changes in the capital markets or our financial condition could affect access to and cost of capital.

•	Changes in the availability and cost of natural gas. To meet firm customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system

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

•	Changes in weather conditions. Weather conditions and other natural phenomena can have a material impact on our earnings. Severe weather conditions, including destructive weather patterns such as hurricanes, tornadoes and floods, can impact our customers, our suppliers and the pipelines that deliver gas to our distribution system and our distribution and transmission assets. Weather conditions directly influence the supply, demand, distribution and cost of natural gas.

•	Changes in environmental, safety, system integrity, tax and other laws and regulations, including those related to climate change, and the cost of compliance. We are subject to extensive federal, state and local laws and regulations. Compliance with such laws and regulations could increase capital or operating costs, affect our reported earnings, increase our liabilities or change the way our business is conducted.

•	Ability to retain and attract professional and technical employees. To provide quality service to our customers and meet regulatory requirements, we are dependent on our ability to recruit, train, motivate and retain qualified employees.

•	Changes in accounting regulations and practices. We are subject to accounting regulations and practices issued periodically by accounting standard-setting bodies. New accounting standards may be issued that could change the way we record revenues, expenses, assets and liabilities, and could affect our reported earnings or increase our liabilities.

•	Earnings from our equity method investments. We invest in companies that have risks that are inherent in their businesses, and these risks may negatively affect our earnings from those companies.

•	Changes in outstanding shares. The number of outstanding shares may fluctuate due to new issuances or repurchases under our Common Stock Open Market Purchase Program.
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
Executive Overview
Piedmont Natural Gas Company, Inc., which began operations in 1951, is an energy services company whose principal business is the distribution of natural gas to over one million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including 52,000 customers served by municipalities who are our wholesale customers. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, interstate natural gas storage and intrastate natural gas transportation.
In 1994, our predecessor, which was incorporated in 1950 under the same name, was merged into a newly formed North Carolina corporation for the purpose of changing our state of incorporation to North Carolina.
In the Carolinas, our service area is comprised of numerous cities, towns and communities. We provide service to Anderson, Gaffney, Greenville and Spartanburg in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington, Hickory, Indian Trail, Spruce Pine, Reidsville, Fayetteville, New Bern, Wilmington, Tarboro, Elizabeth City, Rockingham and Goldsboro in North Carolina. In North Carolina, we also provide wholesale natural gas service to Greenville, Rocky Mount and Wilson, and until April 30, 2010, to Monroe. In Tennessee, our service area is the metropolitan area of Nashville, including wholesale natural gas service to Gallatin and Smyrna.
We have two reportable business segments, regulated utility and non-utility activities. The regulated utility segment is the largest segment of our business with approximately 97% of our consolidated assets. Factors critical to the success of the regulated segment include a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. For the nine months ended July 31, 2010, our earnings before taxes, including the gain from the sale of half of our ownership interest in SouthStar of $49.7 million, were $249 million. For the current nine-month period, 69% of our earnings before taxes, including the gain from the sale of half of our ownership interest in SouthStar, came from our regulated utility segment. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses that are involved in unregulated retail natural gas marketing, interstate natural gas storage and intrastate natural gas transportation. For the nine months ended July 31, 2010, the earnings before taxes from our non-utility segment, including the gain from the sale of half of our ownership interest in SouthStar, was 31%, which consisted of 3% from regulated non-utility activities and 28% from unregulated non-utility activities.
The GAAP presentation does not adequately reflect our segments because of the inclusion of the gain from the sale of half of our ownership interest in SouthStar, which is in our non-utility activities segment. Excluding this gain, for the nine months ended July 31, 2010, 86% of our earnings before taxes came from our regulated utility segment, and earnings before taxes from our non-utility segment was 14%, which consisted of 3% from regulated non-utility activities and 11% from unregulated non-utility activities.
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

Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and to earn a fair rate of return for our shareholders. In North Carolina, a margin decoupling mechanism provides for the recovery of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism results in semi-annual rate adjustments to refund any over-collection of margin or recover any under-collection of margin. We have weather normalization adjustment (WNA) mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal winter weather on bills rendered during the months of November through March for residential and commercial customers. The WNA formula calculates the actual weather variance from normal, using 30 years of history, which increases revenues when weather is warmer than normal and decreases revenues when weather is colder than normal. The gas cost portion of our costs is recoverable through PGA procedures and is not affected by the margin decoupling mechanism or the WNA.
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
We must leverage our regulatory structure to realize future growth opportunities in a low-carbon energy economy. One example of this is our pursuit of alternatives to the traditional utility rate design that provide for the collection of margin revenue based on volumetric throughput with new rate designs and incentives that allow utilities to encourage energy efficiency and conservation. By breaking the link between energy consumption and margin revenues, or decoupling as we say, utilities’ interests are aligned with customers’ interests around conservation and energy efficiency. In North Carolina, we have decoupled rates. In South Carolina, we operate under a rate stabilization mechanism that achieves the objectives of margin decoupling with a one-year lag. The TRA denied our filing to decouple residential rates without prejudice to us refiling for a decoupled rate structure in a future general rate proceeding. For the fiscal year ended October 31, 2009, these rate designs have stabilized our gas utility margin by providing fixed recovery of 70% of our utility margins, including margin decoupling in North Carolina, facilities charges to our customers and fixed-rate contracts; semi-fixed recovery of 18% of our utility margins, including the rate stabilization mechanism in South Carolina and WNA in South Carolina and Tennessee; and volumetric or periodic renegotiation of 12% of our utility margins. For the nine months ended July 31, 2010, the margin decoupling mechanism in North Carolina reduced margin by $15.1 million, and the WNA in South Carolina and Tennessee reduced margin by $9.2 million.
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
We have agreements with Progress Energy Carolinas, Inc., a subsidiary of Progress, to provide natural gas delivery service to their new power generation facilities to be built at their Wayne County, North Carolina power generation site and at their Sutton site near Wilmington, North Carolina. In addition to the environmental benefits associated with using natural gas at these new plants, the construction of the natural gas pipelines for these projects will also add to our natural gas infrastructure in the eastern part of North Carolina and enhance future opportunities for additional economic growth and development. In addition, we have agreements with Duke Energy Carolinas, LLC, a subsidiary of Duke Energy, to provide natural gas delivery service to their new power generation facilities to be built at their Rowan County, North Carolina power generation site and at their Rockingham County power generation site, which are scheduled to be in service no later than October 2010 and November 2011, respectively. We will continue to seek power generation project opportunities to provide long-term transportation service in our market area.
While we are continuing to see the impacts of the economic recession in our market area with a decline in customer growth in our new construction market and continued customer conservation practices, we have seen some rebound in the industrial markets as compared with the prior year period. As discussed above, we are positioning ourselves to capitalize on new opportunities as the economy improves, specifically focusing on customer conversions to natural gas and power generation opportunities. We are forecasting gross customer addition growth for fiscal 2010 to be 1.0% – 1.2%.
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

Results of Operations
We reported a net loss of $9.5 million for the three months ended July 31, 2010 as compared to a net loss of $7.3 million for the same period in 2009. The following table sets forth a comparison of the components of our consolidated statements of operations for the three months ended July 31, 2010 as compared with the three months ended July 31, 2009.
Operating Statement Components

	Three Months Ended July 31
In thousands, except per share amounts	2010	2009	Variance	Percent Change
Operating Revenues	$211,603	$180,201	$31,402	17.4%
Cost of Gas	133,706	99,362	34,344	34.6%

Margin	77,897	80,839	(2,942)	(3.6)%

Operations and Maintenance	55,295	50,124	5,171	10.3%
Depreciation	24,691	24,488	203	0.8%
General Taxes	8,753	8,841	(88)	(1.0)%
Utility Income Taxes	(7,371)	(4,199)	(3,172)	(75.5)%

Total Operating Expenses	81,368	79,254	2,114	2.7%

Operating Income (Loss)	(3,471)	1,585	(5,056)	(319.0)%
Other Income (Expense), net of tax	1,791	2,162	(371)	(17.2)%
Utility Interest Charges	7,838	11,047	(3,209)	(29.0)%

Net Loss	$(9,518)	$(7,300)	$(2,218)	(30.4)%

Average Shares of Common Stock:
Basic	71,968	72,983	(1,015)	(1.4)%
Diluted	71,968	72,983	(1,015)	(1.4)%

Loss Per Share of Common Stock:
Basic	$(0.13)	$(0.10)	$(0.03)	(30.0)%
Diluted	$(0.13)	$(0.10)	$(0.03)	(30.0)%

We reported a net income of $151.1 million for the nine months ended July 31, 2010 as compared to $127.1 million for the same period in 2009. The following table sets forth a comparison of the components of our consolidated statements of operations for the nine months ended July 31, 2010 as compared with the nine months ended July 31, 2009.

Operating Statement Components

	Nine Months Ended July 31
In thousands, except per share amounts	2010	2009	Variance	Percent Change
Operating Revenues	$1,358,185	$1,415,276	$(57,091)	(4.0)%
Cost of Gas	888,667	943,802	(55,135)	(5.8)%

Margin	469,518	471,474	(1,956)	(0.4)%

Operations and Maintenance	164,838	154,200	10,638	6.9%
Depreciation	73,529	72,937	592	0.8%
General Taxes	26,096	26,235	(139)	(0.5)%
Utility Income Taxes	68,499	73,035	(4,536)	(6.2)%

Total Operating Expenses	332,962	326,407	6,555	2.0%

Operating Income	136,556	145,067	(8,511)	(5.9)%
Other Income (Expense), net of tax	46,653	18,006	28,647	159.1%
Utility Interest Charges	32,152	35,972	(3,820)	(10.6)%

Net Income	$151,057	$127,101	$23,956	18.8%

Average Shares of Common Stock:
Basic	72,315	73,180	(865)	(1.2)%
Diluted	72,668	73,476	(808)	(1.1)%

Earnings Per Share of Common Stock:
Basic	$2.09	$1.74	$0.35	20.1%
Diluted	$2.08	$1.73	$0.35	20.2%

Key statistics are shown in the table below for the three months ended July 31, 2010 and 2009.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended
	July 31
	2010	2009	Variance	Percent Change

Deliveries in Dekatherms (in thousands):
Sales Volumes	9,395	9,946	(551)	(5.5)%
Transportation Volumes	43,502	26,949	16,553	61.4%

Throughput	52,897	36,895	16,002	43.4%

Secondary Market Volumes	14,660	9,344	5,316	56.9%

Customers Billed (at period end)	955,069	941,564	13,505	1.4%
Gross Customer Additions	2,679	2,774	(95)	(3.4)%

Degree Days
Actual	24	43	(19)	(44.2)%
Normal	51	51	—	—%
Percent warmer than normal	52.9%	15.7%	n/a	n/a

Number of Employees (at period end)	1,803	1,828	(25)	(1.4)%

Key statistics are shown in the table below for the nine months ended July 31, 2010 and 2009.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Nine Months Ended
	July 31
	2010	2009	Variance	Percent Change

Deliveries in Dekatherms (in thousands):
Sales Volumes	96,260	97,192	(932)	(1.0)%
Transportation Volumes	108,046	73,687	34,359	46.6%

Throughput	204,306	170,879	33,427	19.6%

Secondary Market Volumes	35,001	32,312	2,689	8.3%

Customers Billed (at period end)	955,069	941,564	13,505	1.4%
Gross Customer Additions	8,107	9,024	(917)	(10.2)%

Degree Days
Actual	3,393	3,191	202	6.3%
Normal	3,116	3,119	(3)	(0.1)%
Percent colder than normal	8.9%	2.3%	n/a	n/a

Number of Employees (at period end)	1,803	1,828	(25)	(1.4)%

Operating Revenues
Operating revenues increased $31.4 million for the three months ended July 31, 2010 compared with the same period in 2009 primarily due to the following increases:
•	$33 million from revenues in secondary market transactions due to increased activity, primarily in the power generation market as a result of weather that was warmer than the same period in 2009. Secondary market transactions consist of off-system sales and capacity release arrangements and are a part of our gas supply management program with regulatory-approved sharing mechanisms between our utility customers and our shareholders.

•	$3.2 million of gas costs, primarily from increased volume deliveries.
These increases were partially offset by $1.2 million from decreased revenues under the margin decoupling mechanism. As discussed in “Financial Condition and Liquidity,” the margin decoupling mechanism in North Carolina adjusts for variations in residential and commercial use per customer, including those due to conservation and weather.
Operating revenues decreased $57.1 million for the nine months ended July 31, 2010 compared with the same period in 2009 primarily due to the following decreases:
•	$35.1 million primarily from lower gas costs passed through to sales customers.

•	$15.6 million from decreased revenues under the margin decoupling mechanism.

•	$8.4 million from decreased revenues under the WNA in South Carolina and Tennessee.
These decreases were partially offset by the following increases:
•	$3.6 million from revenues in secondary market transactions due to increased activity.

•	$2.2 million from increased volumes delivered to transportation customers other than power generation.

Cost of Gas
Cost of gas increased $34.3 million for the three months ended July 31, 2010 compared with the same period in 2009 primarily due to the following increases:
•	$32.8 million from commodity gas costs in secondary market transactions due to increased activity.

•	$4.2 million of commodity gas costs from increased volume deliveries.
These increases were partially offset by a decrease of $8.5 million of commodity gas costs from lower gas costs passed through to sales customers.
Cost of gas decreased $55.1 million for the nine months ended July 31, 2010 compared with the same period in 2009 primarily due to a decrease of $119.2 million primarily from lower gas costs passed through to sales customers, partially offset by the following increases:
•	$46.4 million of commodity gas costs from increased volume deliveries.

•	$4.4 million from commodity gas costs in secondary market transactions due to increased activity.
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
Margin
Margin decreased $2.9 million for the three months ended July 31, 2010 compared with the same period in 2009 primarily due to net adjustments to gas costs and lost and unaccounted for gas.
Margin decreased $2 million for the nine months ended July 31, 2010 compared with the same period in 2009 primarily due the following decreases:
•	$2.2 million from net adjustments to gas costs, accounts payable and lost and unaccounted for gas.

•	$.7 million from secondary market transactions.
These increases were partially offset by an increase of $1.1 million from residential growth.
Our utility margin is defined as natural gas revenues less natural gas commodity purchases and fixed gas costs for transportation and storage capacity. Margin, rather than revenues, is used by management to evaluate utility operations due to the impact of the flow through of wholesale commodity costs, which accounted for 49% of revenues for the nine months ended July 31, 2010, and transportation and storage costs, which accounted for 7%.
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
Operations and Maintenance Expenses
Operations and maintenance expenses increased $5.2 million for the three months ended July 31, 2010 compared with the same period in 2009 due to the following increases:
•	$3 million of employee benefits expense increases due primarily to the regulatory deferral of the Tennessee portion of our funding of the pension plan which occurred in the first quarter of 2010 compared to the third quarter of 2009 and an increase in pension expense from a lower discount rate used to determine periodic benefit cost.

•	$1.7 million in payroll expense primarily from increases in long-term incentive plan accruals priced at a higher current stock price and merit wage increases for non-officer employees.
Operations and maintenance expenses increased $10.6 million for the nine months ended July 31, 2010 compared with the same period in 2009 due to the following increases:
•	$6.9 million in payroll expense primarily from an increase in long-term incentive plan accruals priced at a higher current stock price and on a higher number of shares in the plans and merit wage increases for non-officer employees.

•	$2.2 million in employee benefits due primarily to increases in pension and medical plan coverage expenses.
Other Income (Expense)
Other Income (Expense) is comprised of income from equity method investments, gain on sale of interest in equity method investment, non-operating income, non-operating expense and income taxes related to these items. Non-operating income includes non-regulated merchandising and service work, home warranty programs, subsidiary operations, interest income and other miscellaneous income. Non-operating expense is comprised of charitable contributions and other miscellaneous expenses.
The primary changes to Other Income (Expense) for the three months and nine months ended July 31, 2010 as compared with the same periods in 2009 were in income from equity method investments and the gain on the sale of half of our ownership interest in SouthStar in the current nine month period only. All other changes were insignificant for the period.
On January 1, 2010, we sold 50% of our 30% membership interest in SouthStar to the other member of the joint venture and retained a 15% earnings and membership interest after the sale. The pre-tax gain on the sale was $49.7 million. The after-tax gain was $30.2 million, or $.42 per diluted earnings per share, for the nine months ended July 31, 2010.
Income from equity method investments decreased $1.2 million for the three months ended July 31, 2010 as compared with the same period in 2009 due to a $1.3 million decrease in earnings from SouthStar primarily due to decreased average customer usage due to warmer weather and changes in the retail pricing mix chosen by SouthStar customers along with a decrease in the average number of customers, partially offset by higher operating margins in the Ohio market. Current quarter earnings are being recorded at the new 15% ownership interest as discussed in our Form 10-K for the year ended October 31, 2009, and SouthStar’s current quarter earnings were less than their prior period earnings.
Income from equity method investments decreased $3.7 million for the nine months ended July 31, 2010 as compared with the same period in 2009 due to a $3.6 million decrease in earnings from SouthStar primarily due to the recording of earnings at the new 15% ownership interest as of January 1, 2010 and a change in the retail pricing mix chosen by SouthStar customers, partially offset by increased average customer usage due to colder weather, favorable changes in the lower of cost or market storage inventory adjustment, higher retail price spreads and increased operating margins in the Ohio and Florida markets.
Utility Interest Charges
Utility interest charges decreased $3.2 million for the three months ended July 31, 2010 compared with the same period in 2009 primarily due to the following:
•	$5.9 million decrease in interest expense due to an increase in the allowance for borrowed funds used during construction, which is recorded as income, primarily due to $4.1 million of additional allowance for funds used during construction on several major projects.

•	$3.7 million increase in interest expense due to a decrease in interest charged on amounts due from customers (receivable) as those balances were lower in the current period. These receivable balances earn a carrying charge.

•	$.5 million decrease in interest expense on long-term debt primarily due to lower amounts of debt outstanding.
Utility interest charges decreased $3.8 million for the nine months ended July 31, 2010 compared with the same period in 2009 primarily due to the following:
•	$6.3 million increase in interest expense due to a decrease in interest charged on amounts due from customers (receivable), which earn a carrying charge, as those balances were lower in the current period.

•	$6 million decrease in interest expense due to an increase in the allowance for borrowed funds used during construction as a result of the $4.1 million discussed above.

•	$1.7 million decrease in interest expense on long-term debt primarily due to lower amounts of debt outstanding.

•	$1.6 million decrease in interest expense on short-term debt primarily due to lower levels of borrowing in the current period combined with an average interest rate for the current period being approximately 40 basis points lower than the prior year period.
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

We believe the amounts available to us under our existing and renewed credit facility and the issuance of debt and equity securities, together with cash provided by operating activities, will continue to allow us to meet our needs for working capital, construction expenditures, investments in joint ventures, anticipated debt redemptions, interest payments on debt obligations, dividend payments, pension plan contributions, common share repurchases and other cash needs.
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
Net cash provided by operating activities was $359.6 million and $306.1 million for the nine months ended July 31, 2010 and 2009, respectively. Net cash provided by operating activities reflects a $24 million increase in net income for 2010 compared with 2009, which includes an after-tax gain of $30.2 million on the sale of half of our interest in SouthStar as discussed in “Results of Operations” above.
The effect of changes in working capital on net cash provided by operating activities is described below:
•	Trade accounts receivable and unbilled utility revenues decreased $10.7 million in the current period primarily due to the decrease in unbilled volumes and amounts billed to customers reflecting lower gas costs in 2010 as compared with 2009, partially offset by weather in the nine months ended July 31, 2010 being 6.3% colder than the same prior period. Volumes sold to residential and commercial customers increased 6.5 million dekatherms primarily due to the colder weather. Total throughput increased 33.4 million dekatherms as compared with the same prior period.

•	Net amounts due from customers decreased $160 million primarily due to the collection of deferred gas costs through rates.

•	Gas in storage decreased $3.7 million in the current period primarily due to a decrease in the weighted average cost of gas purchased for injection, partially offset by an increased volume of gas in storage at period end.

•	Prepaid gas costs decreased $15.3 million in the current period primarily due to gas being made available for sale for the past winter heating season, partially offset by purchases during the summer for the next winter heating season. Under some gas supply contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

•	Trade accounts payable increased $4.6 million in the current period primarily due to gas purchases to meet customer demand for the next winter heating season.
Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder- or warmer-than-normal winter weather on bills rendered in November through March for residential and commercial customers. The WNA in South Carolina and Tennessee generated credits to customers of $9.2 million and $8.0 million in the nine months ended July 31, 2010 and 2009, respectively. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” or “Amounts due to customers” in the consolidated balance sheets for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism reduced margin by $15.1 million and increased margin by $.5 million in the nine months ended July 31, 2010 and 2009, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanism.
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
Cash Flows from Investing Activities. Net cash used in investing activities was $83.7 million and $83.9 million for the nine months ended July 31, 2010 and 2009, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the nine months ended July 31, 2010 were $141.7 million as compared to $83.2 million in the same prior period due to $33 million to fund previously announced power generation projects, $16 million for a new operations center in Nashville, Tennessee and approximately $9 million in other infrastructure projects primarily related to major accounts services activities.
We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements. This program primarily supports our system infrastructure and the growth in our customer base. As of July 31, 2010, we have forecasted capital expenditures of $224 million for fiscal 2010, including $61 million for pipeline infrastructure to serve gas-fired power generation projects in North Carolina. Even though we continue seeing a slower pace of core residential and commercial customer growth in our service territory due to the downturn in the housing market and other economic factors, significant utility construction expenditures are expected to continue to meet long-term growth, particularly in the power generation market, and are part of our long-range forecasts that are prepared at least annually and typically cover a forecast period of five years.
In October 2009, we reached an agreement with Progress Energy Carolinas to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. The agreement, approved by the NCUC in May 2010, calls for us to construct 38 miles of 20-inch transmission pipeline along with compression facilities to provide natural gas delivery service to the plant by July 2012. Our investment in the pipeline and compression facilities is estimated at $89 million and is supported by a long-term service agreement. To provide the additional delivery service, we have executed an agreement with Cardinal to expand our firm capacity requirement by 149,000 dekatherms per day to serve this facility. This will require Cardinal to spend as much as $53.1 million to expand its system. As a 22% equity venture partner of Cardinal, we will invest as much as $11.4 million in Cardinal’s system expansion.
In April 2010, we reached another agreement with Progress Energy Carolinas to provide natural gas delivery service to a power generation facility to be built at their existing Sutton site near Wilmington, North Carolina. The agreement, approved by the NCUC in May 2010, calls for us to construct 133 miles of transmission pipeline along with compression facilities to provide natural gas delivery service to the plant by June 2013. Our investment in the pipeline and compression facilities is estimated at $224 million, and our service to Progress Energy Carolinas is supported by a long-term service agreement.
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
On January 1, 2010, we sold half of our 30% membership interest in SouthStar to GNGC and retained a 15% earnings and membership share in SouthStar after the sale. At closing, we received $57.5 million from GNGC. For further information regarding the sale, see Note 7 to the consolidated financial statements in this Form 10-Q.
Cash Flows from Financing Activities. Net cash used in financing activities was $278.3 million and $215.9 million for the nine months ended July 31, 2010 and 2009, respectively. Funds are primarily provided from bank borrowings and the issuance of common stock through dividend reinvestment and stock purchase and employee stock purchase plans, net of purchases under the common stock repurchase program. We may sell common stock and long-term debt when market and other conditions favor such long-term financing. Funds are primarily used to pay down outstanding short-term bank borrowings, to repurchase common stock under the common stock repurchase program and to pay quarterly dividends on our common stock. As of July 31, 2010, our current assets were $275.6 million and our current liabilities were $356 million primarily due to seasonal requirements as discussed above.
As of July 31, 2010, we had committed lines of credit of $450 million with the ability to expand up to $600 million under our syndicated five-year revolving credit facility that expires April 2011 to meet working capital needs, capital expenditures and approved acquisitions. We pay an annual fee of $35,000 plus six basis points for any unused amount up to $450 million. Outstanding short-term borrowings decreased from $306 million as of October 31, 2009 to $122 million as of July 31, 2010 primarily due to lower commodity gas costs and recovery of amounts due from customers. During the nine months ended July 31, 2010, short-term borrowings ranged from zero to $342.5 million, and interest rates ranged from .48% to .61% (weighted average of .52%).
As of July 31, 2010, we had available letters of credit of $5 million under our syndicated five-year revolving credit facility, of which $2.7 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of July 31, 2010, unused lines of credit available under our syndicated five-year revolving credit facility, including the issuance of the letters of credit, totaled $325.3 million.
In July 2010, we began the process of replacing our existing credit facility. During the renewal process, we are evaluating bank participants, commitment size and maturity. Because of credit market conditions, we are anticipating that the costs of a renewed credit facility will be significantly higher and that the term could be significantly shorter than the five-year term of the current facility. It is our intention to have a new credit facility in place by the end of January 2011.
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
In September 2010, the balance of $60 million of our 7.80% medium-term notes becomes due. In September 2011, the balance of $60 million of our 6.55% medium-term notes becomes due. At this time, we do not anticipate issuing long-term debt in fiscal 2010, but intend to issue $200 – $250 million of long-term debt in the first quarter of fiscal year 2012 for general corporate purposes. We will continue to monitor customer growth trends in our markets along with the economic recovery from the recession in our service area for the timing of any infrastructure investments that would require the need for additional long-term debt.
During the nine months ended July 31, 2010, we issued $14.3 million of common stock through dividend reinvestment and stock purchase plans. From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Part II, Item 2 of this Form 10-Q. Upon repurchase, such shares will be cancelled and become authorized shares available for issuance. During the nine months ended July 31, 2010, we repurchased 1.8 million shares for $47.3 million under our Common Stock Open Market Purchase Program, leaving 4.5 million shares available for repurchase under the program.
We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which long-term debt was issued restrict the amount of cash dividends that may be paid. As of July 31, 2010, our retained earnings were not restricted. On September 2, 2010, the Board of Directors declared a quarterly dividend on common stock of $.28 per share, payable October 15, 2010 to shareholders of record at the close of business on September 22, 2010.
Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. As of July 31, 2010, our capitalization, including current maturities of long-term debt, consisted of 44% in long-term debt and 56% in common equity.
The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of July 31, 2010 and 2009, and October 31, 2009, are summarized in the table below.

	July 31		October 31		July 31
In thousands	2010	Percentage	2009	Percentage	2009	Percentage
Short-term debt	$122,000	6%	$306,000	15%	$257,500	13%
Current portion of long-term debt	60,000	3%	60,000	3%	30,000	1%
Long-term debt	732,010	39%	732,512	36%	792,815	39%

Total debt	914,010	48%	1,098,512	54%	1,080,315	53%
Common stockholders’ equity	988,815	52%	927,948	46%	947,906	47%

Total capitalization (including short-term debt)	$1,902,825	100%	$2,026,460	100%	$2,028,221	100%

Credit ratings impact our ability to obtain short-term and long-term financing and the cost of such financings. We believe our credit ratings will allow us to continue to have access to the capital markets, as and when needed, at a reasonable cost of funds. In determining our credit ratings, the rating agencies consider a number of quantitative factors, including debt to total capitalization, operating cash flows relative to outstanding debt, capital expenditures, operating cash flow coverage of interest and pension liabilities and funding status. Rating agencies also consider qualitative factors, such as the consistency of our earnings over time, the quality of management, corporate governance and business strategy, the risks associated with our utility and non-utility businesses and the regulatory commissions that establish rates in the states where we operate.
As of July 31, 2010, all of our long-term debt was unsecured. Our long-term debt is rated “A” by S&P and “A3” by Moody’s Investors Service. Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of July 31, 2010, there has been no event of default giving rise to acceleration of our debt.
Estimated Future Contractual Obligations
During the three months ended July 31, 2010, there were no material changes to our estimated future contractual obligations that were disclosed in our Form 10-K for the year ended October 31, 2009, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or a different estimate that could have been used would have had a material impact on our financial condition or results of operations. We consider regulatory accounting, revenue recognition, and pension and postretirement benefits to be our critical accounting estimates. Management is responsible for the selection of these critical accounting estimates presented in our Form 10-K for the year ended October 31, 2009 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Management has discussed these critical accounting estimates with the Audit Committee of the Board of Directors. There have been no changes in our critical accounting policies and estimates since October 31, 2009.
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
In June 2009, the FASB amended accounting guidance to eliminate the quantitative approach that entities use to determine whether an entity has a controlling financial interest in a variable interest entity (VIE) and to require that the entity with a variable interest in a VIE qualitatively assess whether it has a controlling financial interest, and if so, determine whether it is the primary beneficiary. The guidance requires companies to continually evaluate the VIE for consolidation, rather than performing the assessment only when specific events occur. It also requires enhanced disclosures to provide more information about the entity’s involvement with the VIE. The guidance is effective for fiscal periods beginning after November 15, 2009. We do not expect this guidance on consolidation of variable interest entities to have a material impact on our financial position, results of operations or cash flows. We will adopt the guidance during the first quarter of our fiscal year ending October 31, 2011.
In January 2010, the FASB issued accounting guidance to require new fair value measurement and classification disclosures and to clarify existing disclosures. The guidance requires disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies the existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value and amends guidance on employers’ disclosures about postretirement benefit plan assets to require disclosures be provided by asset class instead of major categories of assets. The guidance is effective for interim and fiscal periods beginning after December 15, 2009, with the exception that the Level 3 activity disclosure requirement will be effective for interim periods for fiscal years beginning after December 15, 2010. Since the guidance addresses only disclosure related to fair value measurements, adoption of the guidance during our fiscal second quarter beginning February 1, 2010 did not have a material impact on our financial position, results of operations or cash flows. We will adopt the guidance for Level 3 disclosure for the first quarter of our fiscal year ending October 31, 2012.
In July 2010, the FASB issued accounting guidance to improve disclosures related to an entity’s allowance for credit losses and the credit quality of its financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or cost if lower than fair value. The guidance requires additional disclosures about financing receivables such as the credit quality indicators, the aging of past due financing receivables, the nature and extent of troubled debt restructurings, any modifications of financing receivables as troubled debt restructurings and the related effect on the allowance for credit losses and any significant purchases or sales of financing receivables during the reporting period. The guidance is effective for end of reporting period disclosures for the reporting period ending on or after December 15, 2010. The disclosures about activity that occurred during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. Comparative disclosure for earlier reporting periods is encouraged, but not required. We will adopt the guidance for the end of period disclosures as of January 31, 2011, and for the disclosures related to activity in the reporting period during our fiscal second quarter beginning February 1, 2011. Since the guidance addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, we do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on short-term debt. As of July 31, 2010, all of our long-term debt was issued at fixed rates, and therefore not subject to interest rate risk.
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
As of July 31, 2010, we had $122 million of short-term debt outstanding under our syndicated revolving credit facility at an interest rate of .56%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $.1 million during the three months ended July 31, 2010 and $1.2 million during the nine months ended July 31, 2010.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the third quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We have only routine litigation in the normal course of business.
Item 1A. Risk Factors
During the nine months ended July 31, 2010, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     a) Sale of Unregistered Equity Securities.
     None.
     c) Issuer Purchases of Equity Securities.
     The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program and otherwise during the three months ended July 31, 2010.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	Under the Program (1)
Beginning of the period				4,510,074
05/01/10 - 05/31/10	477 (2)	$26.52	—	4,510,074
06/01/10 - 06/30/10	44 (2)	$25.57	—	4,510,074
07/01/10 - 07/31/10	—	$—	—	4,510,074

Total	521	$26.44	—

(1)	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment and stock purchase, employee stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. The additional four million shares are referred to as our accelerated share repurchase (ASR) program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.

(2)	These shares were repurchased from shareholders who rescinded shares under a registration statement which offered to rescind the purchase of certain shares, which is outside of the Common Stock Open Market Purchase Program.
The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of July 31, 2010, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.
Item 6. Exhibits

Compensatory Contracts:

10.1	Form of Amendment No. 1 to Employment Agreement between Piedmont Natural Gas Company, Inc. and Thomas E. Skains, dated as of June 4, 2010 (Substantially identical agreements have been entered into as of the same date with David J. Dzuricky, Kevin M. O’Hara, Michael H. Yount and Franklin H. Yoho)

10.2	Employment Agreement between Piedmont Natural Gas Company, Inc. and Karl W. Newlin, dated as of June 4, 2010

10.3	Severance Agreement between Piedmont Natural Gas Company, Inc. and Karl W. Newlin, dated as of June 4, 2010

Other Contracts:

10.4	Credit Agreement dated as of April 25, 2006 among Piedmont Natural Gas Company, Inc. and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto

10.5	Credit Agreement dated as of December 3, 2008 among Piedmont Natural Gas Company, Inc., Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Calculation Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

(1)	Furnished, not filed.
Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Consolidated Balance Sheet at July 31, 2010 and October 31, 2009; (3) Consolidated Statements of Operations for the three and nine months ended July 31, 2010 and 2009; (4) Consolidated Statements of Cash Flows for the nine months ended July 31, 2010 and 2009; (5) Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2010 and 2009; and (6) Notes to Consolidated Financial Statements.
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability. We also make available on our web site the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc. (Registrant)
Date September 9, 2010	/s/ David J. Dzuricky
David J. Dzuricky
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date September 9, 2010	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended July 31, 2010
Exhibits
Compensatory Contracts:
10.1	Form of Amendment No. 1 to Employment Agreement between Piedmont Natural Gas Company, Inc. and Thomas E. Skains, dated as of June 4, 2010 (Substantially identical agreements have been entered into as of the same date with David J. Dzuricky, Kevin M. O’Hara, Michael H. Yount and Franklin H. Yoho)

10.2	Employment Agreement between Piedmont Natural Gas Company, Inc. and Karl W. Newlin, dated as of June 4, 2010

10.3	Severance Agreement between Piedmont Natural Gas Company, Inc. and Karl W. Newlin, dated as of June 4, 2010
Other Contracts:
10.4	Credit Agreement dated as of April 25, 2006 among Piedmont Natural Gas Company, Inc. and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto

10.5	Credit Agreement dated as of December 3, 2008 among Piedmont Natural Gas Company, Inc., Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer