Form 10-Q
period 2011-01-31
PIEDMONT NATURAL GAS CO INC
filed 2011-03-11
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2011
Common Stock, no par value	71,783,740

Piedmont Natural Gas Company, Inc.
Form 10-Q
for
January 31, 2011

		Page

Part I.	Financial Information

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	39

Part II.	Other Information

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	41

	Signatures	43
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands)

	January 31,	October 31,
	2011	2010
ASSETS
Utility Plant:
Utility plant in service	$3,226,622	$3,176,312
Less accumulated depreciation	932,752	917,300

Utility plant in service, net	2,293,870	2,259,012
Construction work in progress	152,982	171,901
Plant held for future use	6,751	6,751

Total utility plant, net	2,453,603	2,437,664

Other Physical Property, at cost (net of accumulated depreciation of $749 in 2011 and $729 in 2010)	509	528

Current Assets:
Cash and cash equivalents	20,091	5,619
Trade accounts receivable (less allowance for doubtful accounts of $3,376 in 2011 and $929 in 2010)	241,946	62,370
Income taxes receivable	10,732	24,856
Other receivables	2,578	2,289
Unbilled utility revenues	115,521	21,337
Inventories:
Gas in storage	98,319	101,734
Materials, supplies and merchandise	4,503	4,547
Gas purchase derivative assets, at fair value	3,352	2,819
Amounts due from customers	8,999	62,336
Prepayments	4,241	39,832
Other current assets	103	101

Total current assets	510,385	327,840

Noncurrent Assets:
Equity method investments in non-utility activities	89,043	80,287
Goodwill	48,852	48,852
Marketable securities, at fair value	1,471	997
Overfunded postretirement asset	39,567	17,342
Regulatory asset for postretirement benefits	64,368	64,775
Unamortized debt expense	10,567	8,576
Regulatory cost of removal asset	18,196	17,825
Other noncurrent assets	53,049	48,589

Total noncurrent assets	325,113	287,243

Total	$3,289,610	$3,053,275

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands)

	January 31,	October 31,
	2011	2010
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value — 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000; shares outstanding: 71,766 in 2011 and 72,282 in 2010	431,449	445,640
Retained earnings	584,017	519,831
Accumulated other comprehensive income (loss)	48	(530)

Total stockholders’ equity	1,015,514	964,941
Long-term debt	671,904	671,922

Total capitalization	1,687,418	1,636,863

Current Liabilities:
Current maturities of long-term debt	60,000	60,000
Bank debt	315,500	242,000
Trade accounts payable	134,510	66,019
Other accounts payable	45,112	49,645
Income taxes accrued	4,854	—
Accrued interest	12,037	20,134
Customers’ deposits	29,143	25,631
Deferred income taxes	17,049	4,933
General taxes accrued	8,112	20,100
Amounts due to customers	10,024	—
Other current liabilities	17,581	10,098

Total current liabilities	653,922	498,560

Noncurrent Liabilities:
Deferred income taxes	452,564	429,225
Unamortized federal investment tax credits	2,052	2,145
Accumulated provision for postretirement benefits	15,051	14,805
Cost of removal obligations	443,445	436,072
Other noncurrent liabilities	35,158	35,605

Total noncurrent liabilities	948,270	917,852

Commitments and Contingencies (Note 14)

Total	$3,289,610	$3,053,275

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In thousands except per share amounts)

	Three Months Ended
	January 31
	2011	2010

Operating Revenues	$652,056	$673,736
Cost of Gas	422,050	450,794

Margin	230,006	222,942

Operating Expenses:
Operations and maintenance	51,058	52,039
Depreciation	25,047	24,355
General taxes	11,097	8,585
Utility income taxes	51,935	50,162

Total operating expenses	139,137	135,141

Operating Income	90,869	87,801

Other Income (Expense):
Income from equity method investments	7,756	11,833
Gain on sale of interest in equity method investment	—	49,674
Non-operating income	168	93
Non-operating expense	(384)	(363)
Income taxes	(2,952)	(23,985)

Total other income (expense)	4,588	37,252

Utility Interest Charges:
Interest on long-term debt	12,099	13,274
Allowance for borrowed funds used during construction	(2,334)	(519)
Other	1,252	(1,451)

Total utility interest charges	11,017	11,304

Net Income	$84,440	$113,749

Average Shares of Common Stock:
Basic	72,194	73,173
Diluted	72,514	73,545

Earnings Per Share of Common Stock:
Basic	$1.17	$1.55
Diluted	$1.16	$1.55

Cash Dividends Per Share of Common Stock	$0.28	$0.27

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	January 31
	2011	2010

Cash Flows from Operating Activities:
Net income	$84,440	$113,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,975	25,628
Amortization of investment tax credits	(93)	(91)
Allowance for doubtful accounts	2,447	2,526
Gain on sale of interest in equity method investment, net of tax	—	(30,222)
Net gain on sale of property	—	(81)
Income from equity method investments	(7,756)	(11,833)
Distributions of earnings from equity method investments	793	1,004
Deferred income taxes	35,081	21,446
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	(533)	(7,676)
Receivables	(276,564)	(277,415)
Inventories	3,459	(877)
Amounts due from/to customers	63,361	95,834
Settlement of legal asset retirement obligations	(329)	(308)
Overfunded postretirement asset	(22,225)	(10,773)
Regulatory asset for postretirement benefits	407	233
Other assets	45,621	64,296
Accounts payable	68,339	74,912
Provision for postretirement benefits	246	(10,656)
Other liabilities	(1,428)	1,233

Net cash provided by operating activities	21,241	50,929

Cash Flows from Investing Activities:
Utility construction expenditures	(38,168)	(33,880)
Allowance for funds used during construction	(2,334)	(519)
Contributions to equity method investments	(1,591)	—
Distributions of capital from equity method investments	748	122
Proceeds from sale of interest in equity method investment	—	57,500
Proceeds from sale of property	464	351
Investments in marketable securities	(426)	(455)
Other	907	55

Net cash provided by (used in) investing activities	(40,400)	23,174

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	January 31
	2011	2010

Cash Flows from Financing Activities:
Borrowings under bank debt	$721,500	$263,000
Repayments under bank debt	(648,000)	(276,000)
Retirement of long-term debt	(18)	(199)
Expenses related to issuance of credit facility	(2,152)	—
Issuance of common stock through dividend reinvestment and employee stock plans	4,811	4,577
Repurchases of common stock	(22,232)	(36,878)
Dividends paid	(20,278)	(19,813)
Other	—	(150)

Net cash provided by (used in) financing activities	33,631	(65,463)

Net Increase in Cash and Cash Equivalents	14,472	8,640
Cash and Cash Equivalents at Beginning of Period	5,619	7,558

Cash and Cash Equivalents at End of Period	$20,091	$16,198

Noncash Investing and Financing Activities:
Accrued construction expenditures	$4,382	$3,072
See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended
	January 31
	2011	2010

Net Income	$84,440	$113,749

Other Comprehensive Income:
Unrealized gain from hedging activities of equity method investments, net of tax of $121 in 2011 and $369 in 2010	185	573
Reclassification adjustment from hedging activities of equity method investments included in net income, net of tax of $252 in 2011 and $428 in 2010	393	664

Total Comprehensive Income	$85,018	$114,986

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
1. Summary of Significant Accounting Policies
     Unaudited Interim Financial Information
The consolidated financial statements have not been audited. We have prepared the unaudited consolidated financial statements under the rules of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles in the United States of America are omitted in this interim report under these SEC rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the year ended October 31, 2010.
     Seasonality and Use of Estimates
The unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at January 31, 2011 and October 31, 2010, the results of operations for the three months ended January 31, 2011 and 2010, and cash flows for the three months ended January 31, 2011 and 2010. Our business is seasonal in nature. The results of operations for the three months ended January 31, 2011 do not necessarily reflect the results to be expected for the full year.
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
     Significant Accounting Policies
Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2010. There were no significant changes to those accounting policies during the three months ended January 31, 2011.
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
Regulatory assets and liabilities in the consolidated balance sheets as of January 31, 2011 and October 31, 2010 are as follows.

	January 31,	October 31,
In thousands	2011	2010

Regulatory assets	$149,694	$197,772
Regulatory liabilities	456,034	439,075
Inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with accounting regulations prescribed under rate-based regulation. For information on related party transactions, see Note 8 to the consolidated financial statements in this Form 10-Q.
     Fair Value Measurements
The carrying value of cash and cash equivalents, receivables, bank debt, accounts payable and accrued interest approximates fair value. Our financial assets and liabilities are recorded at fair value and consist primarily of derivatives that are recorded in the consolidated balance sheets in accordance with derivative accounting standards.
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
For the fair value measurements of our derivatives and marketable securities, see Note 10 to the consolidated financial statements in this Form 10-Q. For the fair value measurements of our benefit plan assets, see Note 8 to our Form 10-K for the year ended October 31, 2010. For further information on our fair value methodologies, see Note 1.F to our Form 10-K for the year ended October 31, 2010. There were no significant changes to these fair value methodologies during the three months ended January 31, 2011.
     Financing Receivables
We originate and subsequently own installment loans made to our natural gas customers under our Third Party Financing Program. Under the Third Party Financing Program, we offer financing to qualifying customers for the purchase and installation of gas appliances and HVAC equipment. The quality of these loans is comparable to the quality of our natural gas receivables. As of January 31, 2011, we have $6.1 million of loans outstanding under the Third Party Financing Program. We perform credit evaluations of our customers and maintain reserves for estimated credit losses based on historical experience and the aging of the loan balances. The balance of the reserve related to the Third Party Financing Program is $.2 million as of January 31, 2011. We do not have loans that are impaired. We recognize interest revenue on these loans using the simple add-on interest method.

     Recently Issued Accounting Guidance
In June 2009, the Financial Accounting Standards Board (FASB) amended accounting guidance to eliminate the quantitative approach that entities use to determine whether an entity has a controlling financial interest in a variable interest entity (VIE) and to require that the entity with a variable interest in a VIE qualitatively assess whether it has a controlling financial interest, and if so, determine whether it is the primary beneficiary. The guidance requires companies to continually evaluate the VIE for consolidation, rather than performing the assessment only when specific events occur. It also requires enhanced disclosures to provide more information about the entity’s involvement with the VIE. The guidance is effective for fiscal periods beginning after November 15, 2009. Our adoption of this guidance on consolidation of VIEs, effective November 1, 2010, had no impact on our financial position, results of operations or cash flows. For information regarding disclosures related to variable interests in unconsolidated VIEs, see Note 9 to the consolidated financial statements.
In January 2010, the FASB issued accounting guidance to require separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The guidance will be effective for interim periods for fiscal years beginning after December 15, 2010. We will adopt the guidance for Level 3 disclosure for recurring and non-recurring items covered under the fair value guidance for the first quarter of our fiscal year ending October 31, 2012. Since the guidance addresses only disclosures related to fair value measurements under Level 3, we do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.
In July 2010, the FASB issued accounting guidance to improve disclosures about the credit quality of an entity’s financing receivables and the reserves held against them. End of reporting period disclosures are required for the reporting period ending on or after December 15, 2010. The disclosures about activity that occurred during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. We adopted the guidance for the end of period disclosures as of January 31, 2011, and that disclosure is set forth above. We also adopted the guidance for the disclosures related to activity in the reporting period during our fiscal second quarter beginning February 1, 2011. Since the guidance addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, the adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
2. Regulatory Matters
On July 29, 2010, we filed testimony with the North Carolina Utilities Commission (NCUC) in support of our gas cost purchasing and accounting practices for the twelve months ended May 31, 2010. On January 18, 2011, the NCUC issued an order finding us prudent on our gas purchasing policies and practices during this review period and allowed 100% recovery.
On February 26, 2010, we filed a petition with the Tennessee Regulatory Authority (TRA) to adjust the applicable rate for the collection of the Nashville franchise fee from certain customers. The proposed rate adjustment was calculated to recover the net $2.9 million of under-collected Nashville franchise fee payments as of May 31, 2009. On April 12, 2010, the TRA passed a motion approving a new Nashville franchise fee rate designed to recover only the net under-collections that have accrued since June 1, 2005, which would deny recovery of $1.5 million for us. Once the TRA issues its order on this matter, we intend to seek their reconsideration. We are unable to predict the outcome of this proceeding at this time. However, we do not believe this matter will have a material effect on our financial position, results of operations or cash flows.

On September 9, 2010, we filed an annual report with the TRA reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2010 under the Tennessee Incentive Plan (TIP). We are unable to predict the outcome of this proceeding at this time.
On December 6, 2010, we filed our report for the eighteen months ended June 30, 2010 with the TRA that reflected the transactions in the deferred gas cost account for the Actual Cost Adjustment (ACA) mechanism. This one-time eighteen month audit period is designed to synchronize the ACA audit year with the TIP plan year in order to facilitate the audit process for future periods. We are unable to predict the outcome of this proceeding at this time.
On February 24, 2011, the Office of Regulatory Staff (ORS) requested that the Public Service Commission of South Carolina (PSCSC) temporarily suspend the commission-approved gas hedging programs operated by the regulated gas utilities in South Carolina due to more moderate market conditions currently existing for the cost of natural gas. This suspension of the hedging program is requested to be effective upon the issuance of an order by the PSCSC. All existing hedges would continue to be managed under the current approved hedging programs as gas costs and would be audited by the ORS in subsequent purchased gas adjustment (PGA) proceedings. A hearing has not yet been scheduled. We are unable to predict the outcome of this proceeding at this time. However, we do not believe this matter will have a material effect on our financial position, results of operations or cash flows.
3. Earnings per Share
We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the three months ended January 31, 2011 and 2010 is presented below.

	Three Months
In thousands except per share amounts	2011	2010

Net Income	$84,440	$113,749

Average shares of common stock outstanding for basic earnings per share	72,194	73,173
Contingently issuable shares under incentive compensation plans	320	372

Average shares of dilutive stock	72,514	73,545

Earnings Per Share of Common Stock:
Basic	$1.17	$1.55
Diluted	$1.16	$1.55
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

The money market investments in the trust approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on the quoted market prices as traded on the exchanges. We have matched the current portion of the deferred compensation liability with the current asset and the noncurrent deferred compensation liability with the noncurrent asset; the current portion has been included in “Other current assets” in the consolidated balance sheets. The composition of these securities as of January 31, 2011 and October 31, 2010 is as follows.

	January 31, 2011		October 31, 2010
		Fair		Fair
In thousands	Cost	Value	Cost	Value

Current trading securities:
Money markets	$—	$—	$—	$—
Mutual funds	6	7	4	5

Total current trading securities	6	7	4	5

Noncurrent trading securities:
Money markets	216	216	254	254
Mutual funds	1,082	1,255	618	743

Total noncurrent trading securities	1,298	1,471	872	997

Total trading securities	$1,304	$1,478	$876	$1,002

5. Capital Stock
On January 10, 2011, we entered into an accelerated share repurchase (ASR) agreement where we purchased 800,000 shares of our common stock from an investment bank at the closing price that day of $27.79 per share. The settlement and retirement of those shares occurred on January 11, 2011. Total consideration paid to purchase the shares of $22.2 million was recorded in “Stockholders’ equity” as a reduction in “Common stock.”
As part of the ASR, we simultaneously entered into a forward sale contract with the investment bank that is expected to mature in 48 trading days, or March 18, 2011. Under the terms of the forward sale contract, the investment bank is required to purchase, in the open market, 800,000 shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, are required to either pay cash or issue registered or unregistered shares of our common stock to the investment bank if the investment bank’s weighted average purchase price, less a $.10 discount, is higher than the January 10, 2011 closing price. The investment bank is required to pay us either cash or shares of our common stock, at our option, if the investment bank’s weighted average price, less a $.10 discount, for the shares purchased is lower than the January 10, 2011 closing price. We have accounted for this forward sale contract as an equity instrument under accounting guidelines. As the fair value of the forward sale contract at inception was zero, no accounting for the forward sale contract is required until settlement, as long as the forward sale continues to meet the requirements for classification as an equity instrument.
6. Employee Benefit Plans
Components of the net periodic benefit cost for our defined benefit pension plans and our other postretirement employee benefits (OPEB) plan for the three months ended January 31, 2011 and 2010 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2011	2010	2011	2010	2011	2010

Service cost	$2,225	$2,100	$11	$10	$350	$334
Interest cost	2,700	2,850	52	61	374	476
Expected return on plan assets	(5,150)	(4,775)	—	—	(384)	(345)
Amortization of transition obligation	—	—	—	—	167	167
Amortization of prior service (credit) cost	(550)	(550)	5	5	—	—
Amortization of actuarial loss	775	550	10	2	—	59

Total	$—	$175	$78	$78	$507	$691

In November 2010, we contributed $22 million to the qualified pension plan, and in January 2011, we contributed $.3 million to the money purchase pension plan. We anticipate that we will contribute the following amounts to our other plans in 2011.

In thousands

Nonqualified pension plan	$517
OPEB plan	1,400
We have a defined contribution restoration (DCR) plan that we fund annually and that covers all officers at the vice president level and above. For the three months ended January 31, 2011, we contributed $.4 million to this plan. Participants may not contribute to the DCR plan. We have a voluntary deferral plan for the benefit of all director-level employees and officers; we make no contributions to this plan. Both deferred compensation plans are funded through a rabbi trust with a bank as the trustee. As of January 31, 2011, we have a liability of $1.3 million for these plans.
See Note 4 and Note 10 to the consolidated financial statements of this Form 10-Q for information on the investments in marketable securities that are held in the trust.
7. Business Segments
We have two reportable business segments, regulated utility and non-utility activities. These segments were identified based on products and services, regulatory environments and our current corporate organization and business decision-making activities. Operations of our regulated utility segment are conducted by the parent company. Operations of our non-utility activities segment are comprised of our equity method investments in joint ventures that are held by our wholly owned subsidiaries.
Operations of the regulated utility segment are reflected in “Operating Income” in the consolidated statements of income. Operations of the non-utility activities segment are included in the consolidated statements of income in “Income from equity method investments” and “Non-operating income.”
We evaluate the performance of the regulated utility segment based on margin, operations and maintenance expenses and operating income. We evaluate the performance of the non-utility activities segment based on earnings from the ventures. The basis of segmentation and the basis of the measurement of segment profit or loss are the same as reported in the consolidated financial statements in our Form 10-K for the year ended October 31, 2010.
Operations by segment for the three months ended January 31, 2011 and 2010 are presented below.

	Regulated		Non-utility
	Utility		Activities		Total
In thousands	2011	2010	2011	2010	2011	2010

Three Months
Revenues from external customers	$652,056	$673,736	$—	$—	$652,056	$673,736
Margin	230,006	222,942	—	—	230,006	222,942
Operations and maintenance expenses	51,058	52,039	30	123	51,088	52,162
Income from equity method investments	—	—	7,756	11,833	7,756	11,833
Gain from sale of interest in equity method investment	—	—	—	49,674	—	49,674
Operating income (loss) before income taxes	142,804	137,963	(119)	(212)	142,685	137,751
Income before income taxes	131,689	126,599	7,638	61,297	139,327	187,896
Reconciliations to the consolidated statements of income for the three months ended January 31, 2011 and 2010 are presented below.

	Three Months
In thousands	2011	2010

Operating Income:
Segment operating income before income taxes	$142,685	$137,751
Utility income taxes	(51,935)	(50,162)
Non-utility activities before income taxes	119	212

Operating income	$90,869	$87,801

Net Income:
Income before income taxes for reportable segments	$139,327	$187,896
Income taxes	(54,887)	(74,147)

Net income	$84,440	$113,749

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
On October 22, 2009, we reached an agreement with Progress Energy Carolinas, Inc. to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. To provide the additional delivery service, we have executed an agreement with Cardinal, which was approved by the NCUC in May 2010, to expand our firm capacity requirement by 149,000 dekatherms per day to serve

Progress Energy Carolinas. This will require Cardinal to spend as much as $53.1 million for a new compressor station and expanded meter stations in order to increase the capacity of its system by up to 199,000 dekatherms per day of firm capacity for us and another customer. As an equity venture partner of Cardinal, we will invest as much as $11.4 million in Cardinal’s system expansion. Capital contributions related to this system expansion were made in January 2011 and will continue on a periodic basis through September 2012. As of January 31, 2011, our contributions to date related to this expansion were $1.6 million.
The members’ capital will be replaced with permanent financing with a target overall capital structure of 45-50% debt and 50-55% equity after the project is placed into service, scheduled to be July 1, 2012. In addition, our service subscription to Cardinal’s capacity following the system expansion will increase from approximately 37% to approximately 53%. The NCUC issued a formal certificate order for Progress Energy Carolinas for their Wayne County generation project in October 2009.
We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. For each period of the three months ended January 31, 2011 and 2010, these transportation costs and the amounts we owed Cardinal as of January 31, 2011 and October 31, 2010 are as follows.

	Three Months
In thousands	2011	2010

Transportation costs	$1,035	$1,035

	January 31,	October 31,
	2011	2010

Trade accounts payable	$349	$349
We own 40% of the membership interests in Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle owns an interstate liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC).
We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. For each period of the three months ended January 31, 2011 and 2010, these gas storage costs and the amounts we owed Pine Needle as of January 31, 2011 and October 31, 2010 are as follows.

	Three Months
In thousands	2011	2010

Gas storage costs	$2,926	$3,209

	January 31,	October 31,
	2011	2010

Trade accounts payable	$987	$985

We own 15% of the membership interests in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. The other member is Georgia Natural Gas Company (GNGC), a wholly-owned subsidiary of AGL Resources, Inc. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States and Ohio with most of its business being conducted in the unregulated retail gas market in Georgia. On January 1, 2010, we sold half of our 30% membership interest in SouthStar to GNGC and retained a 15% earnings and membership share in SouthStar after the sale. At closing, we received $57.5 million from GNGC, who has no further rights to acquire our remaining 15% interest. We continue to account for our 15% membership interest in SouthStar using the equity method, as we retain board representation with voting rights equal to GNGC on significant governance matters and policy decisions, and thus, exercise significant influence over the operations of SouthStar.
We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record in operating revenues the amounts billed to SouthStar. For each period of the three months ended January 31, 2011 and 2010, our operating revenues from these sales and the amounts SouthStar owed us as of January 31, 2011 and October 31, 2010 are as follows.

	Three Months
In thousands	2011	2010

Operating revenues	$(31)	$(63)

	January 31,	October 31,
	2011	2010

Trade accounts (payable) receivable	$(23)	$713
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
We have related party transactions as a customer of Hardy Storage and record in cost of gas the storage costs charged by Hardy Storage. For each period of the three months ended January 31, 2011 and 2010, these gas storage costs and the amounts we owed Hardy Storage as of January 31, 2011 and October 31, 2010 are as follows.

	Three Months
In thousands	2011	2010

Gas storage costs	$2,425	$2,236

	January 31,	October 31,
	2011	2010

Trade accounts payable	$808	$808

9. Variable Interest Entities
As discussed in Note 1, effective November 1, 2010, we adopted the guidance that requires us to evaluate our variable interest in a VIE to qualitatively assess whether we have a controlling financial interest, and if so, determine whether we are the primary beneficiary. Under accounting guidance, a VIE is a legal entity that conducts a business or holds property whose equity, by design, has any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or where equity owners do not receive expected losses or returns. An entity may have an interest in a VIE through ownership or other contractual rights or obligations and that interest changes as the entity’s net assets change. The consolidating investor is the entity that has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
As of January 31, 2011, we have determined that we are not the primary beneficiary, as defined by the authoritative guidance related to consolidations, in any of our equity method investments, which are discussed in Note 8. Based on our involvement in these investments, we do not have the power to direct the activities of these investments that most significantly impact the VIE’s economic performance.
Our investments in joint ventures, as discussed in Note 8, are currently accounted for under the equity method. We will continue to account for these investments under this method, as we determined we are not the consolidating investor. As of January 31, 2011, our maximum loss exposure related to these equity method investments is limited to our equity investment in each entity. Our investment balances are as follows.

	January 31,	October 31,
In thousands	2011	2010

Cardinal	$13,502	$11,837
Pine Needle	21,403	21,810
SouthStar	23,402	17,146
Hardy Storage	30,736	29,494

Total equity method investments in non-utility activities	$89,043	$80,287

We have also reviewed various lease arrangements, contracts to purchase, sell or deliver natural gas and other agreements in which we hold a variable interest. In these cases, we have determined that we are not the primary beneficiary of the related VIE because we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
10. Financial Instruments and Related Fair Value
     Derivative Assets and Liabilities under Master Netting Arrangements
We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. Based on the value of our positions in these brokerage accounts and the associated margin requirements, we may be required to deposit cash into these accounts. The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts for our derivative instruments and the fair value of the right to reclaim cash collateral. We include amounts recognized for the right to reclaim cash collateral in our current assets and current liabilities. As of January 31, 2011 and October 31, 2010, we had no cash deposited in the brokerage accounts.
     Fair Value Measurements
We use financial instruments to mitigate commodity price risk for our customers. In developing our fair value measurements of these financial instruments, we utilize market data or assumptions about risk and the risks inherent in the inputs to the valuation technique. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. We classify fair value balances based on the observance of those inputs into the fair value hierarchy levels as set forth in the fair value accounting guidance and fully described in Note 1.F to the consolidated financial statements in our Form 10-K for the year ended October 31, 2010.
The following table sets forth, by level of the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2011 and October 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the three months ended January 31, 2011 and 2010.
Recurring Fair Value Measurements as of January 31, 2011

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value

Assets:
Derivatives held for distribution operations	$3,352	$—	$—	$3,352
Debt and equity securities held as trading securities:
Money markets	216	—	—	216
Mutual funds	1,262	—	—	1,262

Total fair value assets	$4,830	$—	$—	$4,830

Recurring Fair Value Measurements as of October 31, 2010

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value

Assets:
Derivatives held for distribution operations	$2,819	$—	$—	$2,819
Debt and equity securities held as trading securities:
Money markets	254	—	—	254
Mutual funds	748	—	—	748

Total fair value assets	$3,821	$—	$—	$3,821

Our utility segment derivative instruments are used in accordance with programs filed with or approved by the NCUC, the PSCSC and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net costs and the gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our PGA procedures. In accordance with accounting provisions for rate-regulated activities, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due from customers” or “Amounts due to customers” in our consolidated balance sheets. These derivative instruments include exchange-traded derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1.
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

	Carrying
In thousands	Amount	Fair Value

As of January 31, 2011	$731,904	$838,699
As of October 31, 2010	731,922	890,277
Quantitative and Qualitative Disclosures
The costs of our financial price hedging options for natural gas and all other costs related to hedging activities of our regulated gas costs are recorded in accordance with our regulatory tariffs approved by our state regulatory commissions, and thus are not accounted for as hedging instruments under derivative accounting standards. As required by the accounting guidance, the fair value amounts are presented on a gross basis and do not reflect any netting of asset and liability amounts or cash collateral amounts under master netting arrangements. We had long gas options providing total coverage of 24.7 million dekatherms and 33.5 million dekatherms as of January 31, 2011 and October 31, 2010, respectively. A long position in an option contract is a right to purchase or sell the commodity at a specified price. As of January 31, 2011, the long options are for the period from March 2011 through February 2012.
The following table presents the fair value and balance sheet classification of our financial options for natural gas as of January 31, 2011 and October 31, 2010.
Fair Value of Derivative Instruments

	Fair Value	Fair Value
In thousands	January 31, 2011	October 31, 2010

Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:
Asset Financial Instruments:
Current Assets — Gas purchase derivative assets (March 2011-February 2012)	$3,352

Current Assets — Gas purchase derivative assets (December 2010-November 2011)		$2,819

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
The following table presents the impact that financial instruments not designated as hedging instruments would have had on our consolidated statements of income for the three months ended January 31, 2011 and 2010, absent the regulatory treatment under our approved PGA procedures.

					Location of Loss
	Amount of Loss Recognized		Amount of Loss Deferred		Recognized through
In thousands	on Derivatives Instruments		Under PGA Procedures		PGA Procedures
	Three Months Ended		Three Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Gas purchase options	$(4,221)	$(16,650)	$(4,221)	$(16,650)	Cost of Gas
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
     Risk Management

Our financial derivative instruments do not contain material credit-risk-related or other contingent features that could require us to make accelerated payments over and above payments made in the normal course of business when we are in a net liability position.
We seek to identify, assess, monitor and manage risk in accordance with defined policies and procedures under an Enterprise Risk Management Policy. In addition, we have an Energy Price Risk Management Committee (EPRMC) that monitors compliance with our hedging programs, policies and procedures.
11. Long-Term Debt Instruments
During the three months ended January 31, 2011 and 2010, we paid principal amounts of $.02 million and $.2 million, respectively, to noteholders of the 6.25% insured quarterly notes. These notes have a redemption right upon the death of the owner of the notes, within specified limitations.
12. Short-Term Debt Instruments
On January 25, 2011, we replaced our existing $450 million five-year revolving syndicated credit facility with a new $650 million three-year revolving syndicated credit facility that expires in January 2014. The new facility has an option to expand up to $850 million. We pay an annual fee of $30,000 plus fifteen basis points for any unused amount up to $650 million. This facility provides a line of credit for letters of credit of $10 million, of which $3.5 million was issued and outstanding at January 31, 2011. The prior five-year credit facility provided a line of credit for letters of credit of $5 million, of which $2.7 million was issued and outstanding at October 31, 2010. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day LIBOR rate plus from 65 to 150 basis points, based on our credit ratings. Amounts borrowed remain outstanding until repaid and such amounts do not mature daily. Due to the seasonal nature of our business, amounts borrowed can vary significantly during the year.
Our outstanding short-term bank borrowings, as included in “Bank debt” in the consolidated balance sheets, were $315.5 million, as of January 31, 2011 under our syndicated three-year credit facility and $242 million, as of October 31, 2010 under our syndicated five-year credit facility, in LIBOR cost-plus loans. During the three months ended January 31, 2011, short-term bank borrowings ranged from $238 million to $426 million, and interest rates ranged from .51% to 1.16% (weighted average of .57%). Our syndicated three-year revolving credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 51% at January 31, 2011.
13. Employee Share-Based Plans
Under our shareholder approved incentive compensation plan, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year incentive plan performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months ended January 31, 2011 and 2010, we recorded compensation expense, and as of January 31, 2011 and October 31, 2010, we have accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
In December 2010, a long-term retention award under the incentive compensation plan was approved for eligible officers and other participants. This is a retention award that will be distributed to participants who have met the retention requirements at the end of a three-year period ending in December 2013 in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. For the three months ended January 31, 2011, we recorded compensation expense, and as of January 31, 2011, we have accrued amounts for these awards based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value at the settlement date.
Also under our approved incentive plan, 65,000 unvested shares of our common stock were granted to our President and Chief Executive Officer in September 2006. During the five-year vesting period, any dividends paid on these shares are accrued and converted into additional shares at the closing price on the date of the dividend payment. In accordance with the vesting schedule, 20% and 30% of the shares vested on September 1, 2009 and 2010, respectively. The remaining 50% of the shares will vest on September 1, 2011. For the three months ended January 31, 2011 and 2010, we recorded compensation expense, and as of January 31, 2011 and October 31, 2010, we have accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
The compensation expense related to the incentive compensation plans for the three months ended January 31, 2011 and 2010, and the amounts recorded as liabilities as of January 31, 2011 and October 31, 2010 are presented below.

	Three Months
In thousands	2011	2010

Compensation expense	$922	$2,774

	January 31,	October 31,
	2011	2010

Liability	$4,688	$9,914
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
14. Commitments and Contingent Liabilities
     Long-term contracts
We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. The time periods for pipeline and storage capacity contracts range from one to 21 years. The time periods for gas supply contracts range from one to two years. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service range from one to three years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles and contractors.
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
     Letters of Credit
We use letters of credit to guarantee claims from self-insurance under our general liability policies. We had $3.5 million in letters of credit that were issued and outstanding at January 31, 2011. Additional information concerning letters of credit is included in Note 12 to the consolidated financial statements in this Form 10-Q.
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
As part of a voluntary agreement with the North Carolina Department of Environment and Natural Resources (NCDENR), we conducted and completed the soil and groundwater remediation for the Hickory, North Carolina MGP site. We have incurred $1.4 million on this site through January 31, 2011. The state may require additional groundwater remediation after it reviews our report. If the state does not require any further action, we will then submit our final report to the state.
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

In November 2008, we submitted our final report of the remediation of the Nashville MGP holding tank site to the Tennessee Department of Environment and Conservation (TDEC). Remediation has been completed, and a consent order imposing usage restrictions on the property was approved and signed by the TDEC in June 2010. During the quarter ended January 31, 2011, the required public comment period ended and we are waiting for final approval from the TDEC. We have incurred $1.5 million through January 31, 2011 for this remediation.
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
At our Huntersville LNG facility, we are continuing to address the remaining remediation issues, including completing a groundwater monitoring plan and removing lead-based paint, both scheduled to be finished in our fiscal year 2011. As of January 31, 2011, our estimate of the total cost to remediate the property is $3.1 million and we have incurred $2.6 million through January 31, 2011.
During the three months ended January 31, 2011, we assessed the cost to remove lead-based paint at our Nashville LNG facility, and we increased our reserve by $.4 million. The removal of lead-based paint at our Nashville LNG facility is scheduled to be completed in fiscal 2011.
Since 2009, we have identified underground storage tanks (USTs) that may require remediation. As of January 31, 2011, our undiscounted environmental liability for USTs for which we retain remediation responsibility is $.4 million.
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
As of January 31, 2011, our undiscounted environmental liability totaled $2.8 million, and consisted of $1.5 million for the four MGP sites for which we retain remediation responsibility, $.9 million for the LNG facilities and $.4 million for the USTs not yet remediated. Further evaluation of the MGP sites, the UST sites and removal of lead-based paint could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
Additional information concerning commitments and contingencies is set forth in Note 7 to the consolidated financial statements of our Form 10-K for the year ended October 31, 2010.
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
This report, as well as other documents we file with the SEC, may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. These statements are based on management’s current expectations and information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to:
•	Regulatory issues affecting us and those from whom we purchase natural gas transportation and storage service, including those that affect allowed rates of return, terms and conditions of service, rate structures and financings. We monitor our ability to earn appropriate rates of return and initiate general rate proceedings as needed.

•	Residential, commercial, industrial and power generation growth and energy consumption in our service areas. The ability to retain and grow our customer base, the pace of that growth and the levels of energy consumption are impacted by general business and economic conditions, such as interest rates, inflation, fluctuations in the capital markets and the overall strength of the economy in our service areas and the country, and fluctuations in the wholesale prices of natural gas and competitive energy sources.

•	Deregulation, regulatory restructuring and competition in the energy industry. We face competition from electric companies and energy marketing and trading companies, and we expect this competitive environment to continue.

•	The potential loss of large-volume industrial customers to alternate fuels or to bypass, or the shift by such customers to special competitive contracts or to tariff rates that are at lower per-unit margins than that customer’s existing rate.

•	The capital-intensive nature of our business. In order to maintain growth, we must add to our natural gas distribution system each year. The cost of and the ability to complete these capital projects may be affected by the ability to obtain and the cost of obtaining governmental approvals, compliance with federal and state pipeline safety and integrity regulations, cost and timing of project development-related contracts, project development delays, federal and state tax policies, and the cost and availability of labor and materials. Weather, general economic conditions and the cost of funds to finance our capital projects can materially alter the cost and timing of a project.

•	Access to capital markets. Our internally generated cash flows are not adequate to finance the full cost of capital expenditures. As a result, we rely on access to both short-term and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by cash flows from operations. Changes in the capital markets, in our financial condition or in the financial condition of our lenders or investors could affect access to and cost of capital.

•	Changes in the availability and cost of natural gas. To meet firm customer requirements, we must acquire sufficient gas supplies and pipeline capacity to ensure delivery to our distribution system while also ensuring that our supply and capacity contracts allow us to remain competitive. Natural gas is an unregulated commodity market subject to supply and demand and price volatility. Producers, marketers and pipelines are subject to operating, regulatory and financial risks associated with exploring, drilling, producing, gathering, marketing and transporting natural gas and have risks that increase our exposure to supply and price fluctuations. Since such risks may affect the availability and cost of natural gas, they also may affect the competitive position of natural gas relative to other energy sources.

•	Changes in weather conditions. Weather conditions and other natural phenomena can have a material impact on our earnings. Severe weather conditions, including destructive weather patterns such as hurricanes, tornadoes and floods, can impact our customers, our suppliers and the pipelines that deliver gas to our distribution system and our distribution and transmission assets. Weather conditions directly influence the supply, demand, distribution and cost of natural gas.

•	Changes in environmental, safety, system integrity, tax and other laws and regulations, including those related to carbon regulations, and the cost of compliance. We are subject to extensive federal, state and local laws and regulations. Compliance with such laws and regulations could increase capital or operating costs, affect our reported earnings or cash flows, increase our liabilities or change the way our business is conducted.

•	Ability to retain and attract professional and technical employees. To provide quality service to our customers and meet regulatory requirements, we are dependent on our ability to recruit, train, motivate and retain qualified employees.

•	Changes in accounting regulations and practices. We are subject to accounting regulations and practices issued periodically by accounting standard-setting bodies. New accounting standards may be issued that could change the way we record revenues, expenses, assets and liabilities, and could affect our reported earnings or increase our liabilities.

•	Earnings from our equity method investments. We invest in companies that have risks that are inherent in their businesses, and these risks may negatively affect our earnings from those companies.

•	Changes in outstanding shares. The number of outstanding shares may fluctuate due to new issuances or repurchases under our Common Stock Open Market Purchase Program.
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
We have two reportable business segments, regulated utility and non-utility activities. The regulated utility segment is the largest segment of our business with approximately 97% of our consolidated assets. Factors critical to the success of the regulated segment include operating a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. For the three months ended January 31, 2011, 95% of our earnings before taxes came from our regulated utility segment. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses that are involved in unregulated retail natural gas marketing and regulated interstate natural gas storage and intrastate natural gas transportation. For the three months ended January 31, 2011, 5% of our earnings before taxes came from our non-utility activities segment, which consists of 1% from regulated non-utility activities and 4% from unregulated non-utility activities.
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

We continually assess alternative rate structures and cost recovery mechanisms that are more appropriate to the changing energy economy. We have been pursuing alternatives to the traditional utility rate design that provide for the collection of margin revenue based on volumetric throughput with new rate designs and incentives that allow utilities to encourage energy efficiency and conservation. By breaking the link between energy consumption and margin revenues, or decoupling as we say, utilities’ interests are aligned with customers’ interests around conservation and energy efficiency. In North Carolina, we have decoupled rates. In South Carolina, we operate under a rate stabilization mechanism that achieves the objectives of margin decoupling with a one year lag. In 2010, the TRA denied our filing to decouple residential rates without prejudice to us refiling for a decoupled rate structure in a future general rate proceeding. For the fiscal year ended October 31, 2010, these rate designs stabilized our gas utility margin by providing fixed recovery of 71% of our utility margins, including margin decoupling in North Carolina, facilities charges to our customers and fixed-rate contracts; semi-fixed recovery of 18% of our utility margins, including the rate stabilization mechanism in South Carolina and WNA in South Carolina and Tennessee; and volumetric or periodic renegotiation of 11% of our utility margins. For the three months ended January 31, 2011, the margin decoupling mechanism in North Carolina reduced margin by $27.9 million, and the WNA in South Carolina and Tennessee reduced margin by $6.5 million.
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
We continue to work toward a business model that positions us for long-term success in a lower carbon energy economy with a focus on future growth opportunities as there continues to be attention on carbon regulation and energy efficiency at the national level. We are seeking opportunities for regulatory innovation and strategic alliances to advance our customers’ interests in energy conservation and efficiency and environmental stewardship. We are continually reviewing our business processes for quality and efficiency with a concentration on customer-oriented process improvements to be in a position to seize future business opportunities.
We will continue our efforts to promote the direct use of natural gas in more homes, businesses, industries and vehicles. We continue to believe that the expanded use of domestic natural gas can help revitalize our economy, reduce both overall greenhouse gas emissions and energy consumption and enhance our national energy security. Price moderation and stability of natural gas continues, which has made natural gas more competitive against other fuels.
We have completed two projects to provide long-term gas transportation service to power generation projects in our market area during our first quarter of fiscal 2011 and continue to seek new opportunities. We have three projects under construction for two electric utilities in North Carolina to provide natural gas delivery service to power generation facilities currently under construction with in service dates of November 2011, June 2012 and June 2013. We do not believe the planned merger of these two electric utilities will affect these projects. In addition to the environmental benefits associated with using natural gas at these new plants instead of coal, the construction of the natural gas pipelines for these projects will also add to our natural gas infrastructure in the eastern part of North Carolina and enhance future opportunities for economic growth and development. See the following discussion of our anticipated capital investment related to the construction of the natural gas pipelines and compressor stations to service these new power generation facilities in “Cash Flows from Investing Activities” in Item 2 of this Form 10-Q in Management’s Discussion and Analysis.
We continue to see challenging economic conditions in our market area as evidenced by high rates of unemployment, a depressed housing market, significantly reduced new home construction and slower new commercial development. As discussed above, we are positioning ourselves to capitalize on new opportunities as the economy slowly improves, and continue to focus on customer conversions to natural gas and power generation gas delivery service opportunities. Seeking to expand the use of natural gas, we continue to emphasize natural gas as the fuel of choice for customers, including the comfort, affordability, reliability and efficiency of natural gas, as well as remind our customers of our reliability and safety as a company. We forecast gross customer addition growth for fiscal 2011 of 1.2%.
We invest in joint ventures to complement or supplement income from our regulated utility operations if an opportunity aligns with our overall business strategies and allows us to leverage our core competencies. We analyze and evaluate potential projects with a major factor being a projected rate of return greater than the returns allowed in our utility operations based on the risk of such projects. We participate in the governance of our ventures by having management representatives on the governing boards. We monitor actual performance against expectations, and any decision to exit an existing joint venture would be based on many factors, including performance results and continued alignment with our business strategies.
Several new laws were enacted in 2010 for health care reform and the regulation of U.S. financial markets. We continue to follow the progress of new regulations that will be issued by various regulatory agencies. While we are not able to assess the full impact of these laws until the implementing regulations have been adopted, based on the information available to us at this time, we do not expect these laws to have a material adverse impact on our financial position, results of operations or cash flows.
Also, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, enacted in December 2010, extends the 50% “bonus depreciation” that expired December 31, 2009 and temporarily increases “bonus depreciation” for federal income tax purposes to 100% for certain qualified investments. These provisions may affect our fiscal year tax returns for 2010-2014. While we cannot assess the full impact of this law until guidance from the regulatory authorities are provided, we anticipate that the bonus depreciation allowance will have a favorable impact on our cash flows in the near term by reducing cash needed for federal income taxes.
Results of Operations
We reported net income of $84.4 million for the three months ended January 31, 2011 as compared to $113.7 million for the same period in 2010. The following table sets forth a comparison of the components of our consolidated statements of income for the three months ended January 31, 2011 as compared with the three months ended January 31, 2010.

Income Statement Components

	Three Months Ended January 31
In thousands, except per share amounts	2011	2010	Variance	Percent Change
Operating Revenues	$652,056	$673,736	$(21,680)	(3.2)%
Cost of Gas	422,050	450,794	(28,744)	(6.4)%

Margin	230,006	222,942	7,064	3.2%

Operations and Maintenance	51,058	52,039	(981)	(1.9)%
Depreciation	25,047	24,355	692	2.8%
General Taxes	11,097	8,585	2,512	29.3%
Utility Income Taxes	51,935	50,162	1,773	3.5%

Total Operating Expenses	139,137	135,141	3,996	3.0%

Operating Income	90,869	87,801	3,068	3.5%
Other Income (Expense), net of tax	4,588	37,252	(32,664)	(87.7)%
Utility Interest Charges	11,017	11,304	(287)	(2.5)%

Net Income	$84,440	$113,749	$(29,309)	(25.8)%

Average Shares of Common Stock:
Basic	72,194	73,173	(979)	(1.3)%
Diluted	72,514	73,545	(1,031)	(1.4)%

Earnings Per Share of Common Stock:
Basic	$1.17	$1.55	$(0.38)	(24.5)%
Diluted	$1.16	$1.55	$(0.39)	(25.2)%

Key statistics are shown in the table below for the three months ended January 31, 2011 and 2010.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended
	January 31
	2011	2010	Variance	Percent Change

Deliveries in Dekatherms (in thousands):
Sales Volumes	56,177	55,367	810	1.5%
Transportation Volumes	41,667	29,355	12,312	41.9%

Throughput	97,844	84,722	13,122	15.5%

Secondary Market Volumes	14,286	10,523	3,763	35.8%

Customers Billed (at period end)	979,728	970,973	8,755	0.9%
Gross Customer Additions	2,857	3,066	(209)	(6.8)%

Degree Days
Actual	2,278	2,050	228	11.1%
Normal	1,865	1,858	7	0.4%
Percent colder than normal	22.1%	10.3%	n/a	n/a

Number of Employees (at period end)	1,774	1,809	(35)	(1.9)%

Operating Revenues
Operating revenues decreased $21.7 million for the three months ended January 31, 2011 compared with the same period in 2010 primarily due to the following:

•	$38.9 million of decreased gas costs primarily from lower gas costs passed through to sales customers.

•	$12.4 million from decreased revenues under the margin decoupling mechanism.

•	$3.5 million from decreased revenues under the WNA in South Carolina and Tennessee.
     These decreases were partially offset by the following:
•	$32.8 million from increased revenues in secondary market transactions due to increased activity and margins.

•	$.7 million increase from volumes delivered to transportation customers.
Cost of Gas
Cost of gas decreased $28.7 million for the three months ended January 31, 2011 compared with the same period in 2010 primarily due to the following:
•	$54.7 million of decreased costs due to approved gas cost recovery mechanisms.

•	$14.1 million of decreased commodity gas costs primarily from lower gas costs passed through to sales customers, which is slightly offset by the increased quantity of volumes purchased.
     These decreases were partially offset by the following:
•	$28.5 million increase in commodity gas costs in secondary marketing transactions due to increased activity and margins.

•	$12 million from increased demand charges primarily due to timing of asset manager payments.
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
Margin
Margin increased $7.1 million for the three months ended January 31, 2011 compared with the same period in 2010 primarily due to the following:
•	$4.3 million from increased secondary market activity and margins.

•	$2 million from increased volumes delivered to residential and commercial customers and growth in residential and commercial customers.

•	$1.7 million from increased volumes from industrial customers.
     These increases were partially offset by $1.5 million in net gas cost adjustments.
Our utility margin is defined as natural gas revenues less natural gas commodity purchases and fixed gas costs for transportation and storage capacity. Margin, rather than revenues, is used by management to evaluate utility operations due to the passthrough of changes in wholesale commodity prices, which accounted for 48% of revenues for the three months ended January 31, 2011, and transportation and storage costs, which accounted for 6%.

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
Our utility margin is also impacted by certain regulatory mechanisms as defined elsewhere in this document and in our Form 10-K for the year ended October 31, 2010. These include WNA in Tennessee and South Carolina, the Natural Gas Rate Stabilization in South Carolina, secondary market activity in North Carolina and South Carolina, TIP in Tennessee, margin decoupling mechanism in North Carolina and negotiated loss treatment and the collection of uncollectible gas costs in all three jurisdictions. We retain 25% of secondary market margins generated through off-system sales and capacity release activity in all jurisdictions, with 75% credited to customers through the incentive plans.
Operations and Maintenance Expenses
Operations and maintenance expenses decreased $1 million for the three months ended January 31, 2011 compared with the same period in 2010 primarily due to lower bad debt and payroll expenses.
General Taxes
General taxes increased $2.5 million for the three months ended January 31, 2011 compared with the same period in 2010 primarily due to the accrual of an estimated liability for sales tax on certain customer accounts that may not qualify as exempt from sales tax.
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
The primary changes to Other Income (Expense) for the three months ended January 31, 2011 compared with the same period in 2010 were in income from equity method investments and the gain on the sale of half of our ownership interest in SouthStar in the prior three month period. All other changes were insignificant for the period.
On January 1, 2010, we sold half of our 30% membership interest in SouthStar to the other member of the joint venture and retained a 15% earnings and membership interest after the sale. The pre-tax gain on the sale was $49.7 million.
Income from equity method investments decreased $4.1 million for the three months ended January 31, 2011 compared with the same period in 2010 due to a $4.3 million decrease in earnings from SouthStar primarily due to the recording of earnings at the new 15% ownership interest as of January 1, 2010.

Utility Interest Charges
Utility interest charges decreased $.3 million for the three months ended January 31, 2011 compared with the same period in 2010 primarily due to the following changes:
•	$1.8 million decrease in interest expense due to an increase in interest in the borrowed allowance for funds used during construction, which is recorded as income, primarily due to increased construction expenditures.

•	$1.2 million decrease in interest expense on long-term debt primarily due to lower amounts of debt outstanding.

•	$1.9 million increase in net interest expense due to a decrease in interest charged on amounts due to/from customers as those balances were lower in the current period.

•	$.7 million increase in interest related to North Carolina deferred income taxes and interest related to Tennessee sales taxes.
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
We believe the amounts available to us under our credit facility and the issuance of debt and equity securities, together with cash provided by operating activities, will continue to allow us to meet our needs for working capital, construction expenditures, investments in joint ventures, anticipated debt redemptions, dividend payments, pension plan contributions, common share repurchases and other cash needs.
Short-Term Borrowings. On January 25, 2011, we replaced our existing $450 million five-year revolving syndicated credit facility with a new $650 million three-year revolving syndicated credit facility. The new facility expires in January 2014 and has an option to expand up to $850 million. The three-year revolving syndicated credit facility has the same financial covenant as our previous syndicated credit facility and also has additional provisions regarding defaulting lenders and replacements of lenders. We pay an annual fee of $30,000 plus fifteen basis points for any unused amount up to $650 million. During the three months ended January 31, 2011, short-term bank borrowings ranged from $238 million to $426 million, and interest rates ranged from .51% to 1.16%.
Our short-term borrowings, which consist only of the revolving syndicated credit facility, are vital in order to meet working capital needs, such as our seasonal requirements for gas supply procurement and energy price risk management programs, general corporate liquidity, capital expenditures and approved investments. We rely on short-term borrowings along with long-term capital markets to provide a significant source of liquidity to meet operating requirements that are not satisfied by internally generated cash flows. Currently, cash flows from operations are not adequate to finance the full cost of planned capital expenditures, which are fundamental to support our system infrastructure and the growth in our customer base. The recent expansion of our revolving syndicated credit facility to $650 million will allow us to meet the increased capital requirements anticipated of $315 million to be spent over the next three years on the construction of facilities to provide natural gas service to various electric utility power generation customers in our service area.

Bank Borrowings
As of January 31, 2011

In thousands

End of period:
Amount outstanding	$315,500
Weighted average interest rate	1.16%

During the period:
Average amount outstanding	$282,800
Weighted average interest rate	.57%

Maximum amount outstanding:
November	$297,000
December	277,500
January	426,000
The level of short-term bank borrowings can vary significantly due to changes in the wholesale cost of natural gas and the level of purchases of natural gas supplies for storage to serve customer demand. We pay our suppliers for natural gas purchases before we collect our costs from customers through their monthly bills. If wholesale gas prices increase, we may incur more short-term debt for natural gas inventory and other operating costs since collections from customers could be slower and some customers may not be able to pay their gas bills on a timely basis.
As of January 31, 2011, we had $10 million available for letters of credit under our three-year revolving syndicated credit facility, of which $3.5 million were issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of January 31, 2011, unused lines of credit available under our three-year revolving syndicated credit facility, including the issuance of the letters of credit, totaled $331 million.
Cash Flows from Operating Activities. The natural gas business is seasonal in nature. Operating cash flows may fluctuate significantly during the year and from year to year due to working capital changes within our utility and non-utility operations. The major factors that affect our working capital are weather, natural gas purchases and prices, natural gas storage activity, collections from customers and deferred gas cost recoveries. We rely on operating cash flows and short-term bank borrowings to meet seasonal working capital needs. During our first and second quarters, we generally experience overall positive cash flows from the sale of flowing gas and gas in storage and the collection of amounts billed to customers during the November through March winter heating season. Cash requirements generally increase during the third and fourth quarters due to increases in natural gas purchases for storage, seasonal construction activity and decreases in receipts from customers.
During the winter heating season, our accounts payable increase to reflect amounts due to our natural gas suppliers for commodity and pipeline capacity. The cost of the natural gas can vary significantly from period to period due to changes in the price of natural gas, which is a function of market fluctuations in the commodity cost of natural gas, along with our changing requirements for storage volumes. Differences between natural gas costs that we have paid to suppliers and amounts that we have collected from customers are included in regulatory deferred accounts in amounts due to or from customers. These natural gas costs can cause cash flows to vary significantly from period to period along with variations in the timing of collections from customers under our gas cost recovery mechanisms.
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
Because of the weak economy, including continued high unemployment, we may incur additional bad debt expense as well as experience increased customer conservation. We may incur more short-term debt to pay for gas supplies and other operating costs since collections from customers could be slower and some customers may not be able to pay their bills. Regulatory margin stabilizing and cost recovery mechanisms, such as those that allow us to recover the gas cost portion of bad debt expense, will significantly mitigate the impact these factors may have on our results of operations.
Net cash provided by operating activities was $21.2 million and $50.9 million for the three months ended January 31, 2011 and 2010, respectively. Net cash provided by operating activities reflects a $29.3 million decrease in net income for 2011 compared with 2010 including the gain on the sale of half of our interest in SouthStar included in 2010 as discussed in “Results of Operations” above. The effect of changes in working capital on net cash provided by operating activities is described below:
•	Trade accounts receivable and unbilled utility revenues increased $276.2 million in the current period primarily due to colder weather and higher consumption of natural gas. Weather during the current period was 11.1% colder than the same prior period. Volumes sold to residential and commercial customers increased 4.7 million dekatherms due to the colder weather and customer growth. Total throughput increased 13.1 million dekatherms as compared with the same prior period.

•	Net amounts due from customers decreased $63.4 million primarily due to the collection of deferred gas costs through rates.

•	Gas in storage decreased $3.4 million in the current period primarily due to prepaid inventories at a lower average cost than the prior year becoming available for use, partially offset by increased levels of gas in storage.

•	Prepaid gas costs decreased $36.6 million in the current period primarily due to gas being made available for sale during the period. Under some gas supply contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

•	Trade accounts payable increased $72.9 million in the current period primarily due to increased gas purchases to meet greater customer demand due to colder weather during the winter heating season.
Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA in South Carolina and Tennessee generated credits to customers of $6.5 million and $4.6 million in the three months ended January 31, 2011 and 2010, respectively. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” or “Amounts due to customers” in the consolidated balance sheets for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism reduced margin by $27.9 million and $15.5 million in the three months ended January 31, 2011 and 2010, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanism.
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
Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was ($40.4) million and $23.2 million for the three months ended January 31, 2011 and 2010, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the three months ended January 31, 2011 were $38.2 million as compared to $33.9 million in the same prior period primarily due to expending $11.5 million for the construction of power generation projects in 2011 as compared with $1.9 million expended for these projects in the same prior period.
We have a substantial capital expansion program for construction of distribution facilities, purchase of equipment and other general improvements. This program primarily supports our system infrastructure and the growth in our customer base. Significant utility construction expenditures are expected to meet long-term growth, including the power generation market, and are part of our long-range forecasts that are prepared at least annually and typically cover a forecast period of five years. We are not contractually obligated to expend capital until the work is completed.
In October 2009, we reached an agreement with Progress Energy Carolinas to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. The agreement, approved by the NCUC in May 2010, calls for us to construct 38 miles of 20-inch transmission pipeline along with compression facilities to provide natural gas delivery service to the plant by June 2012; we began construction in February 2010. Our investment in the pipeline and compression facilities is estimated at $88.7 million and is supported by a long-term service agreement. We have incurred $7.4 million on this project as of January 31, 2011. To provide the additional delivery service, we have executed an agreement with Cardinal to expand our firm capacity requirement by 149,000 dekatherms per day to serve this facility. This will require Cardinal to spend as much as $53.1 million to expand its system. As a 21.49% equity venture partner of Cardinal, we will invest as much as $11.4 million in Cardinal’s system expansion. Capital contributions related to this system expansion were made in January 2011 and will continue on a periodic basis through September 2012. As of January 31, 2011, our contributions to date related to this system expansion were $1.6 million. For further information regarding this agreement, see Note 8 to the consolidated financial statements.
In April 2010, we reached another agreement with Progress Energy Carolinas to provide natural gas delivery service to a power generation facility to be built at their existing Sutton site near Wilmington, North Carolina. The agreement, also approved by the NCUC in May 2010, calls for us to construct 133 miles of transmission pipeline along with compression facilities to provide natural gas delivery service to the plant by June 2013; we began construction in May 2010. Additional miles of transmission pipeline may have to be constructed based upon a completion of our route survey. Our investment in the pipeline and compression facilities is estimated at $230.8 million, and our service to Progress Energy Carolinas is supported by a long-term service agreement. We have incurred $6.3 million on this project as of January 31, 2011.
The Sutton facilities will also create cost effective expansion capacity that we will use to help serve the growing natural gas requirements of our customers in the eastern part of North Carolina. At the present time with the timing and design scope of the Sutton facilities, there is no current need to proceed with our previously announced Robeson LNG peak storage project. The timing and design scope of the expansion of our facilities in this area will be determined as our system infrastructure and market supply growth requirements in North Carolina dictate.
During the first quarter of fiscal 2011, we placed into service natural gas delivery pipeline and compression facilities that will provide natural gas delivery service to a Progress Energy Carolinas power generation facility located in Richmond County, North Carolina. As of January 31, 2011, we have incurred $24.5 million on this project and expect to incur an additional $.6 million.
During the first quarter of fiscal 2011, we also placed into service natural gas delivery pipeline facilities for natural gas delivery service to a Duke Energy Carolinas power generation facility located in Rowan County, North Carolina. As of January 31, 2011, we have incurred $28.6 million on this project and expect to incur an additional $1.4 million on this project. We have a second agreement with Duke Energy Carolinas to construct natural gas delivery pipeline facilities to provide delivery service to their Rockingham County, North Carolina power generation facility scheduled for service in November 2011. As of January 31, 2011, we have incurred $.2 million on this project and expect to incur an additional $6.9 million to complete it.
On January 1, 2010, we sold half of our 30% membership interest in SouthStar to GNGC and retained a 15% earnings and membership share in SouthStar after the sale. At closing, we received $57.5 million from GNGC. For further information regarding the sale, see Note 8 to the consolidated financial statements.
Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $33.6 million and ($65.5) million for the three months ended January 31, 2011 and 2010, respectively. Funds are primarily provided from bank borrowings and the issuance of common stock through our dividend reinvestment and stock purchase plan (DRIP) and our employee stock purchase plan, net of purchases under the common stock repurchase program. We may sell common stock and long-term debt when market and other conditions favor such long-term financing. Funds are primarily used to pay down outstanding short-term bank borrowings, to repurchase common stock under the common stock repurchase program and to pay quarterly dividends on our common stock. As of January 31, 2011, our current assets were $510.4 million and our current liabilities were $653.9 million primarily due to seasonal requirements as discussed above.
Outstanding short-term bank borrowings increased from $242 million as of October 31, 2010 to $315.5 million as of January 31, 2011 primarily to purchase natural gas to meet increased demand by our customers during the winter heating season. For further information on bank borrowings, see previous discussion of “Short-Term Borrowings” in Financial Condition and Liquidity.
With the appropriate notice, we have the right to redeem our 6.25% insured quarterly notes on June 1, 2011 and thereafter without incurring a premium or penalty. These notes have a balance of $196.9 million as of January 31, 2011. We intend to exercise our redemption right effective June 1, 2011 and refinance the redemption by issuing $200 million of long-term debt at an expected lower interest rate. We have begun negotiations to secure financing for the $200 million of long-term debt. We do not anticipate issuing any other long-term debt in fiscal 2011. We may issue $225 million of long-term debt in our fiscal year 2012 for general corporate purposes. We continually monitor customer growth trends in our markets along with the economic recovery of our service area for the timing of any infrastructure investments that would require the need for additional long-term debt.
The balance of $60 million of our 6.55% medium-term notes becomes due in September 2011.
During the three months ended January 31, 2011 and 2010, we issued $4.8 million and $4.6 million of common stock through DRIP and employee stock purchase plans, respectively. From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Part II, Item 2 of this Form 10-Q. Upon repurchase, such shares will be cancelled and become authorized shares available for issuance. During the three months ended January 31, 2011, we repurchased .8 million shares for $22.2 million, leaving a balance of 3,710,074 shares available in our Common Stock Open Market Purchase Program. This transaction will be settled in our second quarter. During the three months ended January 31, 2010, we repurchased 1.4 million shares for $36.9 million under our Common Stock Open Market Purchase Program.
We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which long-term debt was issued restrict the amount of cash dividends that may be paid. As of January 31, 2011, our retained earnings were not restricted. On March 4, 2011, the Board of Directors declared a quarterly dividend on common stock of $.29 per share, payable April 15, 2011 to shareholders of record at the close of business on March 25, 2011.
Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. As of January 31, 2011, our capitalization, including current maturities of long-term debt, consisted of 42% in long-term debt and 58% in common equity.
The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of January 31, 2011 and 2010, and October 31, 2010, are summarized in the table below.

	January 31		October 31		January 31
In thousands	2011	Percentage	2010	Percentage	2010	Percentage
Short-term debt	$315,500	15%	$242,000	12%	$293,000	14%
Current portion of long-term debt	60,000	3%	60,000	3%	60,000	3%
Long-term debt	671,904	33%	671,922	35%	732,313	35%

Total debt	1,047,404	51%	973,922	50%	1,085,313	52%
Common stockholders’ equity	1,015,514	49%	964,941	50%	992,605	48%

Total capitalization (including short-term debt)	$2,062,918	100%	$1,938,863	100%	$2,077,918	100%

Credit ratings impact our ability to obtain short-term and long-term financing and the cost of such financings. We believe our credit ratings will allow us to continue to have access to the capital markets, as and when needed, at a reasonable cost of funds. In determining our credit ratings, the rating agencies consider a number of quantitative factors, including debt to total capitalization, operating cash flows relative to average total debt, net cash flow to capital expenditures, pre-tax interest coverage, operating cash flow coverage of interest and pension liabilities and funding status. Rating agencies also consider qualitative factors, such as the consistency of our earnings over time, the quality of business strategy and management, corporate governance guidelines and practices, stability of regulation in the jurisdictions in which we operate, risks and controls inherent in the distribution of natural gas, industry position, predictability of cash flows and contingencies.
As of January 31, 2011, all of our long-term debt was unsecured. Our long-term debt is rated “A” by S&P and “A3” by Moody’s Investors Service. Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. A significant decline in our operating performance or a significant reduction in our liquidity could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by our rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.
We are subject to default provisions related to our long-term debt and short-term bank borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of January 31, 2011, there has been no event of default giving rise to acceleration of our debt.
Estimated Future Contractual Obligations
During the three months ended January 31, 2011, there were no material changes to our estimated future contractual obligations in Management’s Discussion and Analysis of this Form 10-Q compared to what we disclosed in our Form 10-K for the year ended October 31, 2010.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than letters of credit and operating leases. The letters of credit and operating leases were discussed in Note 4 and Note 7, respectively, to the consolidated financial statements in our Form 10-K for the year ended October 31, 2010.
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
Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or a different estimate that could have been used would have had a material impact on our financial condition or results of operations. We consider regulatory accounting, revenue recognition, and pension and postretirement benefits to be our critical accounting estimates. Management is responsible for the selection of these critical accounting estimates presented in our Form 10-K for the year ended October 31, 2010 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management has discussed these critical accounting estimates with the Audit Committee of the Board of Directors. There have been no changes in our critical accounting policies and estimates since October 31, 2010.
Accounting Guidance
For information regarding recently issued accounting guidance, see Note 1 to the consolidated financial statements.
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
During the three months ended January 31, 2011, there were no material changes in the way that we monitor and manage market risk and credit risk in accordance with our policies and procedures. Our exposure to and management of interest rate risk, commodity price risk and weather risk has remained the same during the three months ended January 31, 2011. Our annual discussion of market risk was set forth in Item 7A of our Form 10-K as of October 31, 2010.
Additional information concerning market risk is set forth in “Financial Condition and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.
As of January 31, 2011, we had $315.5 million of bank debt outstanding under our syndicated revolving credit facility at an interest rate of 1.16%. The carrying amount of our bank debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our bank debt would have caused a change in interest expense of approximately $.7 million during the three months ended January 31, 2011.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the first quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We have only routine litigation in the normal course of business.
Item 1A. Risk Factors
During the three months ended January 31, 2011, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     a) Sale of Unregistered Equity Securities.
          None.
     c) Issuer Purchases of Equity Securities.
          The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended January 31, 2011.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	Under the Program (1)
Beginning of the period				4,510,074
11/01/10 - 11/30/10	—	$—	—	4,510,074
12/01/10 - 12/31/10	—	$—	—	4,510,074
01/01/11 - 01/31/11	800,000	$27.79	800,000	3,710,074

Total	800,000	$27.79	800,000

(1)	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment and stock purchase, employee stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. The additional four million shares were referred to as our accelerated share repurchase (ASR) program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.
The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of January 31, 2011, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.
Item 6. Exhibits
Compensatory Contracts:

10.1	Form of Performance Unit Award Agreement

10.2	Form of 2013 Retention Award Agreement

Other Contracts:

10.3	Credit Agreement dated as of January 25, 2011 among Piedmont Natural Gas Company, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Branch Banking and Trust Company and U.S. Bank National Association as Co-Syndication Agents, and the other Lenders party thereto (Exhibit 10.1, Form 8-K filed January 31, 2011)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

99.1	Instrument of Amendment for the Piedmont Natural Gas Company, Inc. 401(k) Plan, dated as of December 20, 2010

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Calculation Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

(1)	Furnished, not filed.
Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Consolidated Balance Sheet at January 31, 2011 and October 31, 2010; (3) Consolidated Statements of Income for the three months ended January 31, 2011 and 2010; (4) Consolidated Statements of Cash Flows for the three months ended January 31, 2011 and 2010; (5) Consolidated Statements of Comprehensive Income for the three months ended January 31, 2011 and 2010; and (6) Notes to Consolidated Financial Statements.
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

Piedmont Natural Gas Company, Inc. (Registrant)
Date March 11, 2011	/s/ David J. Dzuricky
David J. Dzuricky
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date March 11, 2011	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended January 31, 2011
Exhibits
Compensatory Contracts:

10.1	Form of Performance Unit Award Agreement

10.2	Form of 2013 Retention Award Agreement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

99.1	Instrument of Amendment for Piedmont Natural Gas Company, Inc. 401(k) Plan, dated as of December 20, 2010