Form 10-Q
period 2011-04-30
PIEDMONT NATURAL GAS CO INC
filed 2011-06-08
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2011
Common Stock, no par value	71,977,343

Piedmont Natural Gas Company, Inc.
Form 10-Q
for
April 30, 2011

		Page
Part I.	Financial Information

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	43

Part II.	Other Information

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6.	Exhibits	44

	Signatures	46
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands)

	April 30,	October 31,
	2011	2010
ASSETS
Utility Plant:
Utility plant in service	$3,332,302	$3,176,312
Less accumulated depreciation	948,926	917,300

Utility plant in service, net	2,383,376	2,259,012
Construction work in progress	94,724	171,901
Plant held for future use	6,751	6,751

Total utility plant, net	2,484,851	2,437,664

Other Physical Property, at cost (net of accumulated depreciation of $768 in 2011 and $729 in 2010)	490	528

Current Assets:
Cash and cash equivalents	9,326	5,619
Trade accounts receivable (less allowance for doubtful accounts of $4,696 in 2011 and $929 in 2010)	112,450	62,370
Income taxes receivable	—	24,856
Other receivables	2,344	2,289
Unbilled utility revenues	21,588	21,337
Inventories:
Gas in storage	79,615	101,734
Materials, supplies and merchandise	2,807	4,547
Gas purchase derivative assets, at fair value	5,599	2,819
Amounts due from customers	1,834	62,336
Prepayments	15,228	39,832
Other current assets	103	101

Total current assets	250,894	327,840

Noncurrent Assets:
Equity method investments in non-utility activities	83,097	80,287
Goodwill	48,852	48,852
Marketable securities, at fair value	1,571	997
Overfunded postretirement asset	39,792	17,342
Regulatory asset for postretirement benefits	63,961	64,775
Unamortized debt expense	10,262	8,576
Regulatory cost of removal asset	18,571	17,825
Other noncurrent assets	55,459	48,589

Total noncurrent assets	321,565	287,243

Total	$3,057,800	$3,053,275

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands)

	April 30,	October 31,
	2011	2010
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value — 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000; shares outstanding: 71,961 in 2011 and 72,282 in 2010	436,293	445,640
Retained earnings	610,620	519,831
Accumulated other comprehensive income (loss)	31	(530)

Total stockholders’ equity	1,046,944	964,941
Long-term debt	475,000	671,922

Total capitalization	1,521,944	1,636,863

Current Liabilities:
Current maturities of long-term debt	256,843	60,000
Bank debt	103,500	242,000
Trade accounts payable	63,965	66,019
Other accounts payable	32,283	49,645
Income taxes accrued	15,989	—
Accrued interest	20,494	20,134
Customers’ deposits	28,118	25,631
Deferred income taxes	124	4,933
General taxes accrued	9,815	20,100
Amounts due to customers	18,733	—
Other current liabilities	5,696	10,098

Total current liabilities	555,560	498,560

Noncurrent Liabilities:
Deferred income taxes	477,270	429,225
Unamortized federal investment tax credits	1,960	2,145
Accumulated provision for postretirement benefits	15,190	14,805
Cost of removal obligations	449,800	436,072
Other noncurrent liabilities	36,076	35,605

Total noncurrent liabilities	980,296	917,852

Commitments and Contingencies (Note 14)

Total	$3,057,800	$3,053,275

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2011	2010	2011	2010

Operating Revenues	$392,567	$472,846	$1,044,623	$1,146,582
Cost of Gas	219,636	304,168	641,686	754,962

Margin	172,931	168,678	402,937	391,620

Operating Expenses:
Operations and maintenance	58,936	57,503	109,994	109,542
Depreciation	25,425	24,483	50,472	48,838
General taxes	9,464	8,758	20,561	17,343
Utility income taxes	26,179	25,709	78,114	75,871

Total operating expenses	120,004	116,453	259,141	251,594

Operating Income	52,927	52,225	143,796	140,026

Other Income (Expense):
Income from equity method investments	12,384	13,309	20,140	25,142
Gain on sale of interest in equity method investment	—	—	—	49,674
Non-operating income	470	221	638	315
Non-operating expense	(794)	(1,013)	(1,179)	(1,376)
Income taxes	(4,716)	(4,906)	(7,667)	(28,892)

Total other income (expense)	7,344	7,611	11,932	44,863

Utility Interest Charges:
Interest on long-term debt	12,071	13,251	24,171	26,526
Allowance for borrowed funds used during construction	(1,341)	(782)	(3,675)	(1,302)
Other	2,133	542	3,384	(909)

Total utility interest charges	12,863	13,011	23,880	24,315

Net Income	$47,408	$46,825	$131,848	$160,574

Average Shares of Common Stock:
Basic	71,824	71,788	72,012	72,492
Diluted	72,061	72,118	72,279	72,842

Earnings Per Share of Common Stock:
Basic	$0.66	$0.65	$1.83	$2.22
Diluted	$0.66	$0.65	$1.82	$2.20

Cash Dividends Per Share of Common Stock	$0.29	$0.28	$0.57	$0.55

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	April 30
	2011	2010

Cash Flows from Operating Activities:
Net income	$131,848	$160,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,481	51,231
Amortization of investment tax credits	(185)	(181)
Allowance for doubtful accounts	3,767	3,912
Gain on sale of interest in equity method investment, net of tax	—	(30,222)
Net gain on sale of property	—	(133)
Income from equity method investments	(20,140)	(25,142)
Distributions of earnings from equity method investments	13,177	27,433
Deferred income taxes	42,873	(4,447)
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	(2,780)	(7,736)
Receivables	(54,276)	(52,561)
Inventories	23,859	20,902
Amounts due from/to customers	79,235	147,575
Settlement of legal asset retirement obligations	(1,113)	(634)
Overfunded postretirement asset	(22,450)	(10,598)
Regulatory asset for postretirement benefits	814	466
Other assets	43,825	71,578
Accounts payable	(14,374)	(18,610)
Provision for postretirement benefits	385	(10,493)
Other liabilities	7,903	37,664

Net cash provided by operating activities	284,849	360,578

Cash Flows from Investing Activities:
Utility construction expenditures	(89,428)	(70,039)
Allowance for funds used during construction	(3,675)	(1,302)
Contributions to equity method investments	(3,892)	—
Distributions of capital from equity method investments	8,968	701
Proceeds from sale of interest in equity method investment	—	57,500
Proceeds from sale of property	765	1,210
Investments in marketable securities	(450)	(468)
Other	992	204

Net cash used in investing activities	(86,720)	(12,194)

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	April 30
	2011	2010

Cash Flows from Financing Activities:
Borrowings under bank debt	$944,000	$558,000
Repayments under bank debt	(1,082,500)	(828,500)
Retirement of long-term debt	(79)	(384)
Expenses related to issuance of credit facility	(2,155)	—
Issuance of common stock through dividend reinvestment and employee stock plans	10,426	9,817
Repurchases of common stock	(23,004)	(47,282)
Dividends paid	(41,104)	(39,909)
Other	(6)	(694)

Net cash used in financing activities	(194,422)	(348,952)

Net Increase (Decrease) in Cash and Cash Equivalents	3,707	(568)
Cash and Cash Equivalents at Beginning of Period	5,619	7,558

Cash and Cash Equivalents at End of Period	$9,326	$6,990

Noncash Investing and Financing Activities:
Accrued construction expenditures	$5,045	$819
Guaranty	—	1,234
See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2011	2010	2011	2010

Net Income	$47,408	$46,825	$131,848	$160,574

Other Comprehensive Income:
Unrealized gain (loss) from hedging activities of equity method investments, net of tax of ($66) and ($540) for the three months ended April 30, 2011 and 2010, respectively, and $55 and ($171) for the six months ended April 30, 2011 and 2010, respectively	(104)	(838)	81	(265)
Reclassification adjustment from hedging activities of equity method investments included in net income, net of tax of $56 and $456 for the three months ended April 30, 2011 and 2010, respectively, and $308 and $884 for the six months ended April 30, 2011 and 2010, respectively	87	708	480	1,372

Total Comprehensive Income	$47,391	$46,695	$132,409	$161,681

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
     Seasonality and Use of Estimates
The unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at April 30, 2011 and October 31, 2010, the results of operations for the three months and six months ended April 30, 2011 and 2010, and cash flows for the six months ended April 30, 2011 and 2010. Our business is seasonal in nature. The results of operations for the three months and six months ended April 30, 2011 do not necessarily reflect the results to be expected for the full year.
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
     Significant Accounting Policies
Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2010. There were no significant changes to those accounting policies during the six months ended April 30, 2011.
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
Our regulatory assets are recoverable through either base rates or rate riders specifically authorized by a state regulatory commission. Base rates are designed to provide both a recovery of cost and a return on investment during the period the rates are in effect. As such, all of our regulatory assets are subject to review by the respective state regulatory commission during any future rate proceedings. In the event that accounting for the effects of regulation were no longer applicable, we would recognize a write-off of the regulatory assets and regulatory liabilities that would result in an adjustment to net income. Our utility operations continue to recover their costs through cost-based rates established by the state regulatory commissions. As a result, we believe that the accounting prescribed under rate-based regulation remains appropriate. It is our opinion that all of our recorded regulatory assets are recoverable in current rates or future rate proceedings.
Regulatory assets and liabilities in the consolidated balance sheets as of April 30, 2011 and October 31, 2010 are as follows.

	April 30,	October 31,
In thousands	2011	2010

Regulatory assets	$141,810	$197,772
Regulatory liabilities	470,654	439,075
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
We utilize market data or assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally observable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of our financial assets and liabilities are subject to potentially significant volatility based on changes in market prices, the portfolio valuation of our contracts, as well as the maturity and settlement of those contracts, and subsequent newly originated transactions, each of which directly affects the estimated fair value of our financial instruments. We are able to classify fair value balances based on the observance of those inputs into the fair value hierarchy levels as set forth in the fair value guidance.
For the fair value measurements of our derivatives and marketable securities, see Note 10 to the consolidated financial statements in this Form 10-Q. For the fair value measurements of our benefit plan assets, see Note 8 to our Form 10-K for the year ended October 31, 2010. For further information on our fair value methodologies, see Note 1.F to our Form 10-K for the year ended October 31, 2010. There were no significant changes to these fair value methodologies during the three months ended April 30, 2011.
     Financing Receivables
We originate and subsequently own installment loans made to our natural gas customers under our Third Party Financing Program. Under the Third Party Financing Program, we offer financing to qualifying customers for the purchase and installation of gas appliances and HVAC equipment. The quality of these loans is comparable to the quality of our natural gas receivables. We perform credit evaluations of our customers and maintain reserves for estimated credit losses based on historical experience and the aging of the loan balances. As of April 30, 2011, we do not have loans that are impaired. We recognize interest revenue on these loans using the simple add-on interest method. The loans outstanding under the Third Party Financing Program are presented below.

April 30,
In thousands	2011

Third party financing program loans outstanding	$6,432

The reconciliation of activity in the reserve related to the Third Party Financing Program is presented below.

Three Months
Ended
In thousands	April 30, 2011

Balance at beginning of period	$187
Additions charged to uncollectibles expense	56
Accounts written off, net of recoveries	(3)

Balance at end of period	$240

     Recently Issued Accounting Guidance
In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance to require separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The guidance will be effective for interim periods for fiscal years beginning after December 15, 2010. We will adopt the guidance for Level 3 disclosure for recurring and non-recurring items covered under the fair value guidance for the first quarter of our fiscal year ending October 31, 2012. Since the guidance addresses only disclosures related to fair value measurements under Level 3, we do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.
In July 2010, the FASB issued accounting guidance to improve disclosures about the credit quality of an entity’s financing receivables and the reserves held against them. End of reporting period disclosures are required for the reporting period ending on or after December 15, 2010. The disclosures about activity that occurred during a reporting period were effective for interim and annual periods beginning on or after December 15, 2010. We adopted the guidance for the end of period disclosures as of January 31, 2011, and the guidance for the disclosures related to activity in the reporting period during our fiscal second quarter beginning February 1, 2011. The disclosure is set forth above in “Financing Receivables.” Since the guidance addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, the adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
In May 2011, the FASB issued accounting guidance to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are not intended to change the application of the current fair value requirements, but to clarify the application of existing requirements. The guidance does change particular principles or requirements for measuring fair value or disclosing information about fair value measurements. To improve consistency, language has been changed to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The guidance will be effective for interim and annual periods beginning after December 15, 2011. We will adopt the amended fair value guidance for the second quarter of our fiscal year ending October 31, 2012. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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
On September 9, 2010, we filed an annual report with the TRA reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2010 under the Tennessee Incentive Plan (TIP). On April 20, 2011, the TRA staff filed their compliance audit report that recommended approval of our TIP account balances. On May 9, 2011, the TRA passed a motion approving the findings and recommendations of the TRA staff’s compliance audit report.
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
On February 15, 2011, the Public Service Commission of South Carolina (PSCSC) set a hearing date of July 13, 2011 for our annual review of purchased gas costs and gas purchasing policies for the twelve months ended March 31, 2011. We are unable to predict the outcome of this proceeding at this time.
On February 24, 2011, the Office of Regulatory Staff requested that the PSCSC suspend the commission-approved gas hedging programs operated by the regulated gas utilities in South Carolina due to more moderate market conditions currently existing for the cost of natural gas. This suspension of the hedging program is requested to be effective prospectively upon the issuance of an order by the PSCSC. All existing hedges would continue to be managed under the current approved hedging programs as gas costs in purchased gas adjustment (PGA) proceedings. On March 4, 2011, we filed a letter with the PSCSC stating that we believe that it is reasonable and prudent to continue our current hedging program to provide some degree of high gas price protection for natural gas consumers. We believe that some price volatility will continue to exist in the market due to unpredictable events. Oral arguments and informational briefings on this matter were heard by the PSCSC on April 21, 2011. On May 25, 2011, the PSCSC voted to open a new, generic docket on this issue to expand the discussion to include the state’s regulated electric utilities as well. We are unable to predict the outcome of this proceeding at this time. However, we do not believe this matter will have a material effect on our financial position, results of operations or cash flows.
3. Earnings per Share
We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. A reconciliation of basic and diluted earnings per share for the three months and six months ended April 30, 2011 and 2010 is presented below.

	Three Months		Six Months
In thousands except per share amounts	2011	2010	2011	2010

Net Income	$47,408	$46,825	$131,848	$160,574

Average shares of common stock outstanding for basic earnings per share	71,824	71,788	72,012	72,492
Contingently issuable shares under incentive compensation plans	237	330	267	350

Average shares of dilutive stock	72,061	72,118	72,279	72,842

Earnings Per Share of Common Stock:
Basic	$0.66	$0.65	$1.83	$2.22
Diluted	$0.66	$0.65	$1.82	$2.20
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
The money market investments in the trust approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on the quoted market prices as traded on the exchanges. We have matched the current portion of the deferred compensation liability with the current asset and the noncurrent deferred compensation liability with the noncurrent asset; the current portion has been included in “Other current assets” in the consolidated balance sheets. The composition of these securities as of April 30, 2011 and October 31, 2010 is as follows.

	April 30, 2011		October 31, 2010
		Fair		Fair
In thousands	Cost	Value	Cost	Value

Current trading securities:
Money markets	$—	$—	$—	$—
Mutual funds	6	7	4	5

Total current trading securities	6	7	4	5

Noncurrent trading securities:
Money markets	218	218	254	254
Mutual funds	1,105	1,353	618	743

Total noncurrent trading securities	1,323	1,571	872	997

Total trading securities	$1,329	$1,578	$876	$1,002

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
As part of the ASR, we simultaneously entered into a forward sale contract with the investment bank that was expected to mature in approximately 48 trading days, or March 18, 2011. Under the terms of the forward sale contract, the investment bank was required to purchase, in the open market, 800,000 shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, were required to either pay cash or issue registered or unregistered shares of our common stock to the investment bank if the investment bank’s weighted average purchase price, less a $.10 discount, was higher than the initial purchase closing price. The investment bank was required to pay us either cash or shares of our common stock, at our option, if the investment bank’s weighted average price, less a $.10 discount, for the shares purchased was lower than the initial purchase closing price. At settlement on March 21, 2011, we paid cash of $.8 million to the investment bank and recorded this amount in “Stockholders’ equity” as a reduction of “Common Stock” in the consolidated balance sheets. The $.8 million was the difference between the investment bank’s weighted average purchase price of $28.8551 less a discount of $.10 for a settlement price of $28.7551 and the initial purchase closing price of $27.79 per share multiplied by 800,000 shares.
6. Employee Benefit Plans
Components of the net periodic benefit cost for our defined benefit pension plans and our other postretirement employee benefits (OPEB) plan for the three months ended April 30, 2011 and 2010 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2011	2010	2011	2010	2011	2010

Service cost	$2,225	$2,100	$11	$10	$350	$334
Interest cost	2,700	2,850	52	61	374	476
Expected return on plan assets	(5,150)	(4,775)	—	—	(384)	(345)
Amortization of transition obligation	—	—	—	—	167	167
Amortization of prior service (credit) cost	(550)	(550)	5	5	—	—
Amortization of actuarial loss	775	550	11	2	—	59

Total	$—	$175	$79	$78	$507	$691

Components of the net periodic benefit cost for our defined benefit pension plans and our OPEB plan for the six months ended April 30, 2011 and 2010 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2011	2010	2011	2010	2011	2010

Service cost	$4,450	$4,200	$23	$19	$699	$669
Interest cost	5,400	5,700	104	121	747	953
Expected return on plan assets	(10,300)	(9,550)	—	—	(767)	(691)
Amortization of transition obligation	—	—	—	—	334	334
Amortization of prior service (credit) cost	(1,100)	(1,100)	10	10	—	—
Amortization of actuarial loss	1,550	1,100	21	5	—	118

Total	$—	$350	$158	$155	$1,013	$1,383

In November 2010, we contributed $22 million to the qualified pension plan, and in January 2011, we contributed $.3 million to the money purchase pension plan. We anticipate that we will contribute the following amounts to our other plans in 2011.

In thousands

Nonqualified pension plan	$517
OPEB plan	1,400
We have a defined contribution restoration (DCR) plan that we fund annually and that covers all officers at the vice president level and above. For the six months ended April 30, 2011, we contributed $.4 million to this plan. Participants may not contribute to the DCR plan. We have a voluntary deferral plan for the benefit of all director-level employees and officers; we make no contributions to this plan. Both deferred compensation plans are funded through a rabbi trust with a bank as the trustee. As of April 30, 2011, we have a liability of $1.7 million for these plans.
See Note 4 and Note 10 to the consolidated financial statements in this Form 10-Q for information on the investments in marketable securities that are held in the trust.
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

Operations by segment for the three months and six months ended April 30, 2011 and 2010 are presented below.

	Regulated		Non-utility
In thousands	Utility		Activities		Total
	2011	2010	2011	2010	2011	2010

Three Months
Revenues from external customers	$392,567	$472,846	$—	$—	$392,567	$472,846
Margin	172,931	168,678	—	—	172,931	168,678
Operations and maintenance expenses	58,936	57,503	17	111	58,953	57,614
Gain from sale of interest in equity method investment	—	—	—	—	—	—
Income from equity method investments	—	—	12,384	13,309	12,384	13,309
Operating income (loss) before income taxes	79,106	77,934	(24)	(118)	79,082	77,816
Income before income taxes	65,932	64,250	12,371	13,190	78,303	77,440

Six Months
Revenues from external customers	$1,044,623	$1,146,582	$—	$—	$1,044,623	$1,146,582
Margin	402,937	391,620	—	—	402,937	391,620
Operations and maintenance expenses	109,994	109,542	47	234	110,041	109,776
Gain from sale of interest in equity method investment	—	—	—	49,674	—	49,674
Income from equity method investments	—	—	20,140	25,142	20,140	25,142
Operating income (loss) before income taxes	221,910	215,897	(143)	(330)	221,767	215,567
Income before income taxes	197,621	190,849	20,008	74,488	217,629	265,337
Reconciliations to the consolidated statements of income for the three months and six months ended April 30, 2011 and 2010 are presented below.

	Three Months		Six Months
In thousands	2011	2010	2011	2010

Operating Income:
Segment operating income before income taxes	$79,082	$77,816	$221,767	$215,567
Utility income taxes	(26,179)	(25,709)	(78,114)	(75,871)
Non-utility activities before income taxes	24	118	143	330

Operating income	$52,927	$52,225	$143,796	$140,026

Net Income:
Income before income taxes for reportable segments	$78,303	$77,440	$217,629	$265,337
Income taxes	(30,895)	(30,615)	(85,781)	(104,763)

Net income	$47,408	$46,825	$131,848	$160,574

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
On October 22, 2009, we reached an agreement with Progress Energy Carolinas, Inc. to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. To provide the additional delivery service, we have executed an agreement with Cardinal, which was approved by the NCUC in May 2010, to expand our firm capacity requirement by 149,000 dekatherms per day to serve Progress Energy Carolinas. This will require Cardinal to spend as much as $53.1 million for a new compressor station and expanded meter stations in order to increase the capacity of its system by up to 199,000 dekatherms per day of firm capacity for us and another customer. As an equity venture partner of Cardinal, we will invest as much as $11.4 million in Cardinal’s system expansion. Capital contributions related to this system expansion began in January 2011 and will continue on a periodic basis through September 2012. As of April 30, 2011, our contributions to date related to this expansion were $3.9 million.
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
We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. For each period of the three months and six months ended April 30, 2011 and 2010, these transportation costs and the amounts we owed Cardinal as of April 30, 2011 and October 31, 2010 are as follows.

	Three Months		Six Months
In thousands	2011	2010	2011	2010

Transportation costs	$1,001	$1,001	$2,035	$2,035

	April 30,	October 31,
	2011	2010

Trade accounts payable	$337	$349
We own 40% of the membership interests in Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle owns an interstate liquefied natural gas (LNG) storage facility in North Carolina and is regulated by the Federal Energy Regulatory Commission (FERC).
We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. For each period of the three months and six months ended April 30, 2011 and 2010, these gas storage costs and the amounts we owed Pine Needle as of April 30, 2011 and October 31, 2010 are as follows.

	Three Months		Six Months
In thousands	2011	2010	2011	2010

Gas storage costs	$2,714	$3,104	$5,641	$6,313

	April 30,	October 31,
	2011	2010

Trade accounts payable	$840	$985
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
We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record in operating revenues the amounts billed to SouthStar. For each period of the three months and six months ended April 30, 2011 and 2010, our operating revenues from these sales and the amounts SouthStar owed us as of April 30, 2011 and October 31, 2010 are as follows.

	Three Months		Six Months
In thousands	2011	2010	2011	2010

Operating revenues	$666	$1,124	$635	$1,061

	April 30,	October 31,
	2011	2010

Trade accounts receivable	$744	$713
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
We have related party transactions as a customer of Hardy Storage and record in cost of gas the storage costs charged by Hardy Storage. For each period of the three months and six months ended April 30, 2011 and 2010, these gas storage costs and the amounts we owed Hardy Storage as of April 30, 2011 and October 31, 2010 are as follows.

	Three Months		Six Months
In thousands	2011	2010	2011	2010

Gas storage costs	$2,425	$2,300	$4,851	$4,535

	April 30,	October 31,
	2011	2010

Trade accounts payable	$780	$808
9. Variable Interest Entities
Effective November 1, 2010, we adopted the guidance that requires us to evaluate our variable interest in a variable interest entity (VIE) to qualitatively assess whether we have a controlling financial interest, and if so, determine whether we are the primary beneficiary. Under accounting guidance, a VIE is a legal entity that conducts a business or holds property whose equity, by design, has any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or where equity owners do not receive expected losses or returns. An entity may have an interest in a VIE through ownership or other contractual rights or obligations and that interest changes as the entity’s net assets change. The consolidating investor is the entity that has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
As of April 30, 2011, we have determined that we are not the primary beneficiary, as defined by the authoritative guidance related to consolidations, in any of our equity method investments, which are discussed in Note 8. Based on our involvement in these investments, we do not have the power to direct the activities of these investments that most significantly impact the VIE’s economic performance.
Our investments in joint ventures, as discussed in Note 8, are currently accounted for under the equity method. We will continue to account for these investments under this method, as we determined we are not the consolidating investor. As of April 30, 2011, our maximum loss exposure related to these equity method investments is limited to our equity investment in each entity. Our investment balances are as follows.

	April 30,	October 31,
In thousands	2011	2010

Cardinal	$15,770	$11,837
Pine Needle	19,263	21,810
SouthStar	17,919	17,146
Hardy Storage	30,145	29,494

Total equity method investments in non-utility activities	$83,097	$80,287

We have also reviewed various lease arrangements, contracts to purchase, sell or deliver natural gas and other agreements in which we hold a variable interest. The adoption of this guidance on November 1, 2010 for these arrangements, contracts and other agreements did not have a material impact on our financial position, results of operations or cash flows.

10. Financial Instruments and Related Fair Value
     Derivative Assets and Liabilities under Master Netting Arrangements
We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts for our derivative instruments and the fair value of the right to reclaim cash collateral. We use long position gas purchase options to provide some level of protection for our customers in the event of significant commodity price increases. As of April 30, 2011 and October 31, 2010, we had long gas purchase options providing total coverage of 26.5 million dekatherms and 33.5 million dekatherms, respectively. The long gas purchase options held at April 30, 2011 are for the period from June 2011 through April 2012.
     Fair Value Measurements
In developing our fair value measurements of our financial instruments, we utilize market data or assumptions about risk and the risks inherent in the inputs to the valuation technique. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. We classify fair value balances based on the observance of those inputs into the fair value hierarchy levels as set forth in the fair value accounting guidance and fully described in Note 1.F to the consolidated financial statements in our Form 10-K for the year ended October 31, 2010.
The following table sets forth, by level of the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2011 and October 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the three months ended April 30, 2011 and 2010.
Recurring Fair Value Measurements as of April 30, 2011

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value

Assets:
Derivatives held for distribution operations	$5,599	$—	$—	$5,599
Debt and equity securities held as trading securities:
Money markets	218	—	—	218
Mutual funds	1,360	—	—	1,360

Total fair value assets	$7,177	$—	$—	$7,177

Recurring Fair Value Measurements as of October 31, 2010

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value

Assets:
Derivatives held for distribution operations	$2,819	$—	$—	$2,819
Debt and equity securities held as trading securities:
Money markets	254	—	—	254
Mutual funds	748	—	—	748

Total fair value assets	$3,821	$—	$—	$3,821

Our utility segment derivative instruments are used in accordance with programs filed with or approved by the NCUC, the PSCSC and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net costs and the gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our PGA procedures. In accordance with accounting provisions for rate-regulated activities, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due from customers” or “Amounts due to customers” in the consolidated balance sheets. These derivative instruments include exchange-traded derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1.
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

	Carrying
In thousands	Amount	Fair Value

As of April 30, 2011	$731,843	$828,297
As of October 31, 2010	731,922	890,277
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
The following table presents the fair value and balance sheet classification of our financial options for natural gas as of April 30, 2011 and October 31, 2010.
Fair Value of Derivative Instruments

	Fair Value	Fair Value
In thousands	April 30, 2011	October 31, 2010

Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:
Asset Financial Instruments:
Current Assets — Gas purchase derivative assets (June 2011-April 2012)	$5,599

Current Assets — Gas purchase derivative assets (December 2010-November 2011)		$2,819

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
The following table presents the impact that financial instruments not designated as hedging instruments under derivative accounting standards would have had on our consolidated statements of income for the three months and six months ended April 30, 2011 and 2010, absent the regulatory treatment under our approved PGA procedures.

					Location of Loss
					Recognized through
	Amount of Loss Recognized on Derivatives and Deferred Under PGA Procedures				PGA Procedures
	Three Months Ended		Six Months Ended
	April 30		April 30
In thousands	2011	2010	2011	2010

Gas purchase options	$1,903	$17,126	$6,125	$33,776	Cost of Gas
In Tennessee, the cost of gas purchase options and all other costs related to hedging activities up to 1% of total annual gas costs are approved for recovery under the terms and conditions of our TIP approved by the TRA. In South Carolina, the costs of gas purchase options are pre-approved by the PSCSC for recovery from customers subject to the terms and conditions of our gas hedging plan approved by the PSCSC. In North Carolina, the costs associated with our hedging program are not pre-approved by the NCUC but are treated as gas costs subject to an annual cost review proceeding by the NCUC.
     Risk Management
Our financial derivative instruments do not contain material credit-risk-related or other contingent features that could require us to make accelerated payments.
We seek to identify, assess, monitor and manage risk in accordance with defined policies and procedures under an Enterprise Risk Management program. In addition, we have an Energy Price Risk Management Committee (EPRMC) that monitors compliance with our hedging programs, policies and procedures.
11. Long-Term Debt Instruments
During the six months ended April 30, 2011 and 2010, we paid principal amounts of $.1 million and $.4 million, respectively, to noteholders of the 6.25% insured quarterly notes. These notes have a redemption right upon the death of the owner of the notes, within specified limitations.
On April 25, 2011, at our direction, the Trustee notified the noteholders of the 6.25% insured quarterly notes that we will redeem all of the notes on June 1, 2011, which have an aggregate principal balance of $196.8 million. As we have notified the noteholders of the redemption, we have reclassified the principal balance to “Current maturities of long-term debt” in the consolidated balance sheets.
On June 6, 2011, we intend to issue five-year $40 million notes at an interest rate of 2.92% and ten-year $160 million notes at an interest rate of 4.24%. For information on the issuance of this debt, see Note 15 to the consolidated financial statements in this Form 10-Q.
12. Short-Term Debt Instruments
We have a $650 million three-year unsecured revolving syndicated credit facility that expires in January 2014. The facility has an option to expand up to $850 million. We pay an annual fee of $30,000 plus fifteen basis points for any unused amount up to $650 million. This facility provides a line of credit for letters of credit of $10 million, of which $3.5 million was issued and outstanding at April 30, 2011. The five-year credit facility in place prior to January 25, 2011 provided a line of credit for letters of credit of $5 million, of which $2.7 million was issued and outstanding at October 31, 2010. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day LIBOR rate plus from 65 to 150 basis points, based on our credit ratings. Amounts borrowed remain outstanding until repaid and such amounts do not mature daily. Due to the seasonal nature of our business, amounts borrowed can vary significantly during the year.
Our outstanding short-term bank borrowings, as included in “Bank debt” in the consolidated balance sheets, were $103.5 million, as of April 30, 2011 under our syndicated three-year credit facility and $242 million, as of October 31, 2010 under our syndicated five-year credit facility, in LIBOR cost-plus loans. During the three months ended April 30, 2011, short-term bank borrowings ranged from $87 million to $306 million, and interest rates ranged from 1.12% to 1.17% (weighted average of 1.16%). During the six months ended April 30, 2011, short-term bank borrowings ranged from $87 million to $426 million, and interest rates ranged from .51% to 1.17% (weighted average of .78%). Our syndicated three-year revolving credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 45% at April 30, 2011.
13. Employee Share-Based Plans
Under our shareholder approved incentive compensation plan, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year incentive plan performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months and six months ended April 30, 2011 and 2010, we recorded compensation expense, and as of April 30, 2011 and October 31, 2010, we have accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

In December 2010, a long-term retention award under the incentive compensation plan was approved for eligible officers and other participants. This is a retention award that will be distributed to participants who have met the retention requirements at the end of a three-year period ending in December 2013 in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. For the three months and six months ended April 30, 2011, we recorded compensation expense, and as of April 30, 2011, we have accrued a liability for these awards based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value at the settlement date.
Also under our approved incentive plan, 65,000 unvested shares of our common stock were granted to our President and Chief Executive Officer in September 2006. During the five-year vesting period, any dividends paid on these shares are accrued and converted into additional shares at the closing price on the date of the dividend payment. In accordance with the vesting schedule, 20% and 30% of the shares vested on September 1, 2009 and 2010, respectively. The remaining 50% of the shares will vest on September 1, 2011. For the three months and six months ended April 30, 2011 and 2010, we recorded compensation expense, and as of April 30, 2011 and October 31, 2010, we have accrued a liability for the award based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.
The compensation expense related to the incentive compensation plans for the three months and six months ended April 30, 2011 and 2010, and the amounts recorded as liabilities as of April 30, 2011 and October 31, 2010 are presented below.

	Three Months		Six Months
In thousands	2011	2010	2011	2010

Compensation expense	$1,244	$1,955	$2,166	$4,729

	April 30,	October 31,
	2011	2010

Liability	$5,932	$9,914
On a quarterly basis, we issue shares of common stock under the employee stock purchase plan (ESPP) and have accounted for the issuance as an equity transaction. The exercise price is calculated as 95% of the fair market value on the purchase date of each quarter where fair market value is determined by calculating the mean average of the high and low trading prices on the purchase date.
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
     Letters of Credit
We use letters of credit to guarantee claims from self-insurance under our general liability policies. We had $3.5 million in letters of credit that were issued and outstanding at April 30, 2011. Additional information concerning letters of credit is included in Note 12 to the consolidated financial statements in this Form 10-Q.
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
As part of a voluntary agreement with the North Carolina Department of Environment and Natural Resources (NCDENR), we conducted and completed the soil and groundwater remediation for the Hickory, North Carolina MGP site. Although the soil and groundwater remediation report was approved by NCDENR, we will continue to and are currently conducting periodic groundwater monitoring at this site. We have incurred $1.4 million on this site through April 30, 2011.
In September 2009, the NCDENR requested an investigation plan for the Reidsville, North Carolina MGP site. In June 2010, we conducted our initial investigation which consisted of digging test pits and completing soil and groundwater contamination testing. The site investigations are now complete and a draft remediation plan has been submitted to the NCDENR for review. Our estimate of the total cost to remediate the Reidsville site is $.8 million for which we have recorded a liability.
In November 2008, we submitted our final report of the remediation of the Nashville MGP holding tank site to the Tennessee Department of Environment and Conservation (TDEC). Remediation has been completed, and a consent order imposing usage restrictions on the property was approved and signed by the TDEC in June 2010. The public comment period has ended and we are currently conducting periodic groundwater monitoring at the site per the final consent order. We have incurred $1.5 million through April 30, 2011 for this remediation.
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
At our Huntersville LNG facility, we are continuing to address the remaining remediation issues, including monitoring groundwater contamination and removing lead-based paint, with the latter scheduled to be finished in our fiscal year 2011. As of April 30, 2011, our estimate of the total cost to remediate the property is $3.1 million and we have incurred $2.9 million through April 30, 2011.
During the six months ended April 30, 2011, we assessed the cost to remove lead-based paint at our Nashville LNG facility, and we increased our reserve by $.5 million. The removal of lead-based paint at our Nashville LNG facility is scheduled to be completed in fiscal 2011.
We are transitioning away from owning and maintaining our own petroleum underground storage tanks (USTs). Only our districts in Charlotte, North Carolina and Greenville, South Carolina continue to operate USTs. Our Greenville district has begun plans to have its USTs removed in our third fiscal quarter 2011. As of April 30, 2011, our undiscounted environmental liability for USTs for which we retain remediation responsibility is $.4 million.
One of our operating districts has coatings containing asbestos on some of their pipelines. We have educated our employees on the hazards of asbestos and implemented procedures for removing these coatings from our pipelines when we must excavate and expose small portions of the pipeline. Lead-based paint is being removed at multiple LNG facilities that we own. Employees have been trained on the hazards of lead exposure, and we have engaged independent environmental contractors to remove and dispose of the lead-based paint at these facilities. Based on information we have to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
As of April 30, 2011, our undiscounted environmental liability totaled $2.3 million, and consisted of $1.5 million for the four MGP sites for which we retain remediation responsibility, $.4 million for the LNG facilities and $.4 million for the USTs not yet remediated. Further evaluation of the MGP sites, the UST sites and removal of lead-based paint could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
Additional information concerning commitments and contingencies is set forth in Note 7 to the consolidated financial statements of our Form 10-K for the year ended October 31, 2010.

15. Subsequent Events
We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. All subsequent events of which we are aware have been evaluated. For information on subsequent event disclosure related to regulatory matters, see Note 2 to the consolidated financial statements in this Form 10-Q.
On June 1, 2011, we redeemed all of the 6.25% insured quarterly notes with an aggregate principal balance of $196.8 million. We financed the debt redemption with short-term bank borrowings under the revolving syndicated credit facility.
On June 6, 2011, we issued $40 million unsecured senior notes maturing in 2016 that bear an interest rate of 2.92% and $160 million unsecured senior notes maturing in 2021 that bear an interest rate of 4.24%. We used the proceeds from the sale of the senior notes to reduce our short-term borrowings as well as for other general corporate purposes and working capital needs.
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
Executive Overview
Piedmont Natural Gas Company, Inc., which began operations in 1951, is an energy services company whose principal business is the distribution of natural gas to over one million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including 53,000 customers served by municipalities who are our wholesale customers. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, interstate natural gas storage and intrastate natural gas transportation.
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
We have two reportable business segments, regulated utility and non-utility activities. The regulated utility segment is the largest segment of our business with approximately 97% of our consolidated assets. Factors critical to the success of the regulated segment include operating a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. For the six months ended April 30, 2011, 91% of our earnings before taxes came from our regulated utility segment. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses that are involved in unregulated retail natural gas marketing and regulated interstate natural gas storage and intrastate natural gas transportation. For the six months ended April 30, 2011, 9% of our earnings before taxes came from our non-utility activities segment, which consists of 2% from regulated non-utility activities and 7% from unregulated non-utility activities.
For further information on business segments, see Note 7 to the consolidated financial statements in this Form 10-Q. For information about our equity method investments, see Note 8 to the consolidated financial statements in this Form 10-Q.
Our utility operations are regulated by the NCUC, the PSCSC and the TRA as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. The NCUC also regulates us as to the issuance of securities. We are also subject to or affected by various federal regulations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the FERC that affect the purchase and sale of and the prices paid for the interstate transportation and storage of natural gas, regulations of the U.S. Department of Transportation (DOT) that affect the design, construction, operation, maintenance, integrity, safety and security of natural gas distribution and transmission systems, and regulations of the Environmental Protection Agency relating to the environment. In addition, we are subject to numerous regulations, such as those relating to employment practices, which are generally applicable to companies doing business in the United States of America.
Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to generate revenues to cover our gas and non-gas costs and to earn a fair rate of return on invested capital for our shareholders. Our ability to earn our authorized rates of return is based primarily on our ability to reduce or eliminate regulatory lag and also by improved rate designs that decouple the recovery of our approved margins from customer usage patterns impacted by seasonal weather patterns and customer conservation.
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
We continually assess alternative rate structures and cost recovery mechanisms that are more appropriate to the changing energy economy. We have been pursuing alternatives to the traditional utility rate design that provide for the collection of margin revenue based on volumetric throughput with new rate designs and incentives that allow utilities to encourage energy efficiency and conservation. By breaking the link between energy consumption and margin revenues, or decoupling as we say, our interests are aligned with our customers’ interests on conservation and energy efficiency. In North Carolina, we have decoupled residential and commercial rates. In South Carolina, we operate under a rate stabilization mechanism that achieves the objectives of margin decoupling for residential and commercial customers with a one year lag. We are evaluating our current rate structures in Tennessee. For the fiscal year ended October 31, 2010, these rate designs stabilized our gas utility margin by providing fixed recovery of 71% of our utility margins, including margin decoupling in North Carolina, facilities charges to our customers and fixed-rate contracts; semi-fixed recovery of 18% of our utility margins, including the rate stabilization mechanism in South Carolina and WNA in South Carolina and Tennessee; and volumetric or periodic renegotiation of 11% of our utility margins. For the six months ended April 30, 2011, the margin decoupling mechanism in North Carolina reduced margin by $16.2 million, and the WNA in South Carolina and Tennessee reduced margin by $4.7 million.
Our strategic focus is on our core business of providing safe, reliable and quality natural gas distribution service to our customers in the growing Southeast market area. Part of our strategic plan is to responsibly manage our gas distribution business through control of our operating costs, implementation of new technologies and sound rate and regulatory initiatives. To enhance the value and growth of our utility assets, we focus on the sound management of our capital spending, looking at projects and initiatives that will improve service for current customers and provide profitable customer growth opportunities in our service areas with an appropriate return on invested capital. We work with our state regulators to maintain fair rates of return and balance the interests of our customers and shareholders. Our goal is to develop, integrate, consolidate and streamline operations and support our employees with new processes and technology to better serve our customers and to add value for our shareholders.
Our capital plan includes maintaining a long-term debt-to-capitalization ratio within a range of 45% to 50%. We also seek to maintain a strong balance sheet and investment-grade credit ratings to support our operating and investment needs.
We continue to work toward a business model that positions us for long-term success in a lower carbon energy economy with a focus on future growth opportunities that support new clean energy technologies. We are seeking opportunities for regulatory innovation and strategic alliances to advance our customers’ interests in energy conservation and efficiency and environmental stewardship. We are continually reviewing our business processes for quality and efficiency with a concentration on customer-oriented process improvements.
We will continue our efforts to promote the direct use of natural gas in more homes, businesses, industries and vehicles. We continue to believe that the expanded use of domestic natural gas with its relatively low emissions can help revitalize our economy, reduce both overall greenhouse gas emissions and energy consumption and enhance our national energy security. Price moderation and stability of natural gas continues, which has made natural gas more competitive against other fuels.
The continued safety of our system, the public and our employees is a critical component to our ongoing success as a company. We are subject to DOT and state regulation of our pipeline and related facilities, and for example, have historically inspected our system for corrosion and leaks. Given an increased interest in pipeline safety and integrity in the wake of several serious pipeline incidents in the United States, we anticipate federal legislative and regulatory enactments that will likely add further requirements to our already active pipeline safety and integrity program. Currently, for example, and as one part of a holistic federal and state regulatory regime, we are on track to meet an August 2011 deadline to evaluate any risks to our distribution pipeline system (such as corrosion, leak detection) and create an action plan to address those risks. Additionally, we have transmission pipeline integrity programs composed of standard procedures and programs for pipeline safety that include leak detection surveys, periodic valve maintenance, periodic corrosion and atmospheric corrosion inspections, cathodic protection and hydrostatic and compressed air pressure testings and other evaluation methods. We will continue our efforts to educate the public about our pipeline system in an effort to decrease third party excavation damage, by far our greatest cause of any pipeline incidents on our system. We welcome focused efforts to improve the safety of our industry as a whole.
We have completed two projects to date in fiscal year 2011 to provide long-term gas transportation service to power generation projects in our market area. We have three projects under construction for two electric utilities in North Carolina to provide natural gas delivery service to power generation facilities currently under construction with targeted in service dates of November 2011, June 2012 and June 2013. We do not believe the planned merger of these two electric utilities will affect these projects. In addition to the environmental benefits of using natural gas at these new plants instead of coal, the construction of the natural gas pipelines for these projects will also add to our natural gas infrastructure in the eastern part of North Carolina and enhance future opportunities for economic growth and development. See the discussion of our anticipated capital investment related to the construction of the natural gas pipelines and compressor stations to serve these new power generation facilities in “Cash Flows from Investing Activities” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 in this Form 10-Q.
We continue to see challenging economic conditions in our market area as evidenced by high rates of unemployment, a depressed housing market, significantly reduced new home construction and slower new commercial development. As discussed above, we are positioning ourselves to capitalize on new opportunities as the economy slowly improves, and continue to focus on customer conversions to natural gas and power generation gas delivery service opportunities. As we seek to expand the use of natural gas, we continue to emphasize natural gas as the fuel of choice for customers, including the comfort, affordability, reliability and efficiency of natural gas, as well as remind our customers of our reliability and safety as a company. We forecast gross customer addition growth for fiscal 2011 of approximately 1%.
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
Also, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, enacted in December 2010, extends the 50% “bonus depreciation” that expired December 31, 2009 and temporarily increases “bonus depreciation” for federal income tax purposes to 100% for certain qualified investments. These provisions will affect our fiscal year tax returns for 2010-2014. The Internal Revenue Service has issued regulations that are intended to provide guidance in interpreting the law. We are in the process of assessing the full impact of this law, but our initial assessment is that there will be a $130-$170 million benefit through 2014. We anticipate that the bonus depreciation allowance will have a material favorable impact on our cash flows in the near term by reducing cash needed to pay federal income taxes.
Results of Operations
We reported net income of $47.4 million for the three months ended April 30, 2011 as compared to $46.8 million for the same period in 2010. The following table sets forth a comparison of the components of our consolidated statements of income for the three months ended April 30, 2011 as compared with the three months ended April 30, 2010.
Income Statement Components

	Three Months Ended April 30
In thousands, except per share amounts	2011	2010	Variance	Percent Change
Operating Revenues	$392,567	$472,846	$(80,279)	(17.0)%
Cost of Gas	219,636	304,168	(84,532)	(27.8)%

Margin	172,931	168,678	4,253	2.5%

Operations and Maintenance	58,936	57,503	1,433	2.5%
Depreciation	25,425	24,483	942	3.8%
General Taxes	9,464	8,758	706	8.1%
Utility Income Taxes	26,179	25,709	470	1.8%

Total Operating Expenses	120,004	116,453	3,551	3.0%

Operating Income	52,927	52,225	702	1.3%
Other Income (Expense), net of tax	7,344	7,611	(267)	(3.5)%
Utility Interest Charges	12,863	13,011	(148)	(1.1)%

Net Income	$47,408	$46,825	$583	1.2%

Average Shares of Common Stock:
Basic	71,824	71,788	36	0.1%
Diluted	72,061	72,118	(57)	(0.1)%

Earnings Per Share of Common Stock:
Basic	$0.66	$0.65	$0.01	1.5%
Diluted	$0.66	$0.65	$0.01	1.5%

We reported a net income of $131.8 million for the six months ended April 30, 2011 as compared to $160.6 million for the same period in 2010. The following table sets forth a comparison of the components of our consolidated statements of income for the six months ended April 30, 2011 as compared with the six months ended April 30, 2010.
Income Statement Components

	Six Months Ended April 30
In thousands, except per share amounts	2011	2010	Variance	Percent Change
Operating Revenues	$1,044,623	$1,146,582	$(101,959)	(8.9)%
Cost of Gas	641,686	754,962	(113,276)	(15.0)%

Margin	402,937	391,620	11,317	2.9%

Operations and Maintenance	109,994	109,542	452	0.4%
Depreciation	50,472	48,838	1,634	3.3%
General Taxes	20,561	17,343	3,218	18.6%
Utility Income Taxes	78,114	75,871	2,243	3.0%

Total Operating Expenses	259,141	251,594	7,547	3.0%

Operating Income	143,796	140,026	3,770	2.7%
Other Income (Expense), net of tax	11,932	44,863	(32,931)	(73.4)%
Utility Interest Charges	23,880	24,315	(435)	(1.8)%

Net Income	$131,848	$160,574	$(28,726)	(17.9)%

Average Shares of Common Stock:
Basic	72,012	72,492	(480)	(0.7)%
Diluted	72,279	72,842	(563)	(0.8)%

Earnings Per Share of Common Stock:
Basic	$1.83	$2.22	$(0.39)	(17.6)%
Diluted	$1.82	$2.20	$(0.38)	(17.3)%

Key statistics are shown in the table below for the three months ended April 30, 2011 and 2010.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended
	April 30
	2011	2010	Variance	Percent Change

Deliveries in Dekatherms (in thousands):
Sales Volumes	28,763	38,249	(9,486)	(24.8)%
Transportation Volumes	36,814	28,438	8,376	29.5%

Throughput	65,577	66,687	(1,110)	(1.7)%

Secondary Market Volumes	10,976	9,817	1,159	11.8%

Customers Billed (at period end)	978,469	972,440	6,029	0.6%
Gross Customer Additions	2,141	2,362	(221)	(9.4)%

Degree Days
Actual	1,074	1,319	(245)	(18.6)%
Normal	1,200	1,207	(7)	(0.6)%
Percent (warmer) colder than normal	(10.5)%	9.3%	n/a	n/a

Number of Employees (at period end)	1,787	1,806	(19)	(1.1)%

Key statistics are shown in the table below for the six months ended April 30, 2011 and 2010.
Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Six Months Ended
	April 30
	2011	2010	Variance	Percent Change

Deliveries in Dekatherms (in thousands):
Sales Volumes	84,939	93,616	(8,677)	(9.3)%
Transportation Volumes	78,481	57,793	20,688	35.8%

Throughput	163,420	151,409	12,011	7.9%

Secondary Market Volumes	25,262	20,341	4,921	24.2%

Customers Billed (at period end)	978,469	972,440	6,029	0.6%
Gross Customer Additions	4,998	5,428	(430)	(7.9)%

Degree Days
Actual	3,352	3,369	(17)	(0.5)%
Normal	3,065	3,065	—	—%
Percent colder than normal	9.4%	9.9%	n/a	n/a

Number of Employees (at period end)	1,787	1,806	(19)	(1.1)%

Operating Revenues
Operating revenues decreased $80.3 million for the three months ended April 30, 2011 compared with the same period in 2010 primarily due to $106.3 million of lower gas costs passed through to sales customers.
This decrease was partially offset by the following:
•	$14.4 million from increased revenues under the margin decoupling mechanism.
•	$8 million from increased revenues under the WNA in South Carolina and Tennessee.
•	$1.7 million from increased volumes delivered to transportation customers.
•	$1.4 million from revenues in secondary market transactions due to increased activity and margins.
Operating revenues decreased $102 million for the six months ended April 30, 2011 compared with the same period in 2010 primarily due to $145.2 million of lower gas costs passed through to sales customers.
This decrease was partially offset by the following:
•	$34.3 million from revenues in secondary market transactions due to increased activity and margin.
•	$4.5 million from increased revenues under the WNA in South Carolina and Tennessee.
•	$2.4 million from increased volumes delivered to transportation customers.
•	$2 million from increased revenues under the margin decoupling mechanism.
Cost of Gas
Cost of gas decreased $84.5 million for the three months ended April 30, 2011 compared with the same period in 2010 primarily due to the following:
•	$30.1 million of decreased costs due to approved gas cost mechanisms.

•	$58.1 million of decreased commodity gas costs primarily from lower volumes sold and lower gas costs passed through to sales customers.
These decreases were partially offset by the following:
•	$2.8 million from increased demand charges primarily due to year-to-year changes in contractual payment schedules for asset manager agreements, slightly offset by an increase in capacity release credits.

•	$.9 million increase in commodity gas costs in secondary marketing transactions due to increased activity and margins.
Cost of gas decreased $113.3 million for the six months ended April 30, 2011 compared with the same period in 2010 primarily due to the following:
•	$84.9 million of decreased costs due to approved gas cost mechanisms.

•	$72 million of decreased commodity gas costs primarily from lower gas costs passed through to sales customers.
These decreases were partially offset by the following:
•	$28.8 million increase in commodity gas costs in secondary marketing transactions due to increased activity and margins.

•	$14.8 million from increased demand charges primarily due to year-to-year changes in contractual payment schedules for asset manager agreements, slightly offset by an increase in capacity release credits.
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
Margin
Margin increased $4.3 million for the three months ended April 30, 2011 compared with the same period in 2010 primarily due to the following:
•	$2 million from increases in volumes and services to industrial and power generation customers.

•	$1.1 million from residential customer growth.

•	$.8 million in net gas cost adjustments.

•	$.5 million from increased secondary market activity and margins.
Margin increased $11.3 million for the six months ended April 30, 2011 compared with the same period in 2010 primarily due to the following:
•	$4.7 million from increased secondary market activity and margins.

•	$3.7 million from increases in volumes and services to industrial and power generation customers.

•	$2.9 million from residential and commercial markets, primarily due to growth in residential customers.

Our utility margin is defined as natural gas revenues less natural gas commodity purchases and fixed gas costs for transportation and storage capacity. Margin, rather than revenues, is used by management to evaluate utility operations due to the passthrough of changes in wholesale commodity prices, which accounted for 47% of revenues for the six months ended April 30, 2011, and transportation and storage costs, which accounted for 7%.
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
Operations and Maintenance Expenses
Operations and maintenance expenses increased $1.4 million for the three months ended April 30, 2011 compared with the same period in 2010 primarily due to increases in contracted services and transportation related expenses, partially offset by lower utility expenses.
Operations and maintenance expenses increased $.5 million for the six months ended April 30, 2011 compared with the same period in 2010 primarily due to increases in contracted services and transportation related expenses, partially offset by lower utility expenses and regulatory amortization and fee expenses.
Depreciation
Depreciation expense increased $.9 million and $1.6 million for the three months and six months ended April 30, 2011, respectively, compared with the same periods in 2010 primarily due to increases in plant in service.
General Taxes
General taxes increased $.7 million and $3.2 million for the three months and six months ended April 30, 2011, respectively, compared with the same periods in 2010 primarily due to the accrual of an estimated liability for sales tax on certain customer accounts that may not qualify as exempt from sales tax.
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
The primary changes to Other Income (Expense) for the three months and six months ended April 30, 2011 compared with the same periods in 2010 were in income from equity method investments and the gain on the sale of half of our ownership interest in SouthStar in the prior six month period. All other changes were insignificant for the period.
On January 1, 2010, we sold half of our 30% membership interest in SouthStar to the other member of the joint venture and retained a 15% earnings and membership interest after the sale. The pre-tax gain on the sale was $49.7 million.
Income from equity method investments decreased $.9 million for the three months ended April 30, 2011 compared with the same period in 2010 due to a $.9 million decrease in earnings from South Star primarily due to lower average customer usage due to warmer weather and SouthStar’s customer portfolio and pricing plan mix. Income from equity method investments decreased $5 million for the six months ended April 30, 2011 compared with the same period in 2010 due to a $5.2 million decrease in earnings from SouthStar primarily due to recording earnings at the new 15% ownership interest as of January 1, 2010, and SouthStar’s customer portfolio and pricing plan mix, partially offset by higher retail price spreads.
Utility Interest Charges
Utility interest charges decreased $.1 million for the three months and $.4 million for the six months ended April 30, 2011 compared with the same period in 2010 primarily due to a decrease in interest expense on long-term debt due to lower amounts of debt outstanding and an increase in the borrowed allowance for funds used during construction from increased construction expenditures, partially offset by an increase in interest related to North Carolina deferred income taxes and interest related to Tennessee sales taxes, and for the six month period, a net decrease in interest charged on amounts due to/from customers as those balances were lower in the current period.
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
Short-Term Borrowings. We have a $650 million three-year unsecured revolving syndicated credit facility. The facility expires in January 2014 and has an option to expand up to $850 million. We pay an annual fee of $30,000 plus fifteen basis points for any unused amount up to $650 million. During the three months ended April 30, 2011, short-term bank borrowings ranged from $87 million to $306 million, and interest rates ranged from 1.12% to 1.17%. During the six months ended April 30, 2011, short-term bank borrowings ranged from $87 million to $426 million, and interest rates ranged from .51% to 1.17%.
Our short-term borrowings, which consist only of the revolving syndicated credit facility, are vital in order to meet working capital needs, such as our seasonal requirements for gas supply procurement and energy price risk management programs, general corporate liquidity, capital expenditures and approved investments. We rely on short-term borrowings along with long-term capital markets to provide a significant source of liquidity to meet operating requirements that are not satisfied by internally generated cash flows. Currently, cash flows from operations are not adequate to finance the full cost of planned capital expenditures, which are fundamental to support our system infrastructure and the growth in our customer base. Our revolving syndicated credit facility will allow us to meet the increased capital requirements anticipated of $392.8-$442.8 million to be spent over the next three years on the construction of facilities to provide natural gas service to various electric utility power generation customers in our service area.
Bank Borrowings
As of April 30, 2011

In thousands

End of period:
Amount outstanding	$103,500
Weighted average interest rate	1.12%

During the period:
Average amount outstanding	$164,500
Weighted average interest rate	1.16%

Maximum amount outstanding:
February	$305,500
March	214,500
April	138,500
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
As of April 30, 2011, we had $10 million available for letters of credit under our three-year revolving syndicated credit facility, of which $3.5 million were issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of April 30, 2011, unused lines of credit available under our three-year revolving syndicated credit facility, including the issuance of the letters of credit, totaled $543 million.
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

During the winter heating season, our accounts payable increase to reflect amounts due to our natural gas suppliers for commodity and pipeline capacity. The cost of the natural gas can vary significantly from period to period due to changes in the price of natural gas, which is a function of market fluctuations in the commodity cost of natural gas along with our changing requirements for storage volumes. Differences between natural gas costs that we have paid to suppliers and amounts that we have collected from customers are included in regulatory deferred accounts in amounts due to or from customers. These natural gas costs can cause cash flows to vary significantly from period to period along with variations in the timing of collections from customers under our gas cost recovery mechanisms.
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
Net cash provided by operating activities was $284.8 million and $360.6 million for the six months ended April 30, 2011 and 2010, respectively. Net cash provided by operating activities reflects a $28.7 million decrease in net income for 2011 compared with 2010, which included the gain on the sale of half of our interest in SouthStar as discussed in “Results of Operations” above. The effect of changes in working capital on net cash provided by operating activities is described below:
•	Trade accounts receivable and unbilled utility revenues increased $54.1 million in the current period primarily due to total throughput which increased 12 million dekatherms as compared with the same prior period, largely from the transportation of gas for industrial customers and for power generation. Volumes sold to residential and commercial customers decreased 1.2 million dekatherms due to weather that was warmer in the current period than the prior period, offset slightly by customer growth.

•	Net amounts due from customers decreased $79.2 million primarily due to the collection of deferred gas costs through rates.

•	Gas in storage decreased $22.1 million in the current period due to withdrawals from gas in storage and a decrease in the average cost of gas in storage.

•	Prepaid gas costs decreased $25.1 million in the current period primarily due to gas being made available for sale during the period. Under some gas supply contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

•	Trade accounts payable increased $3 million in the current period primarily due to an increase in the cost of gas.
Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA in South Carolina and Tennessee generated credits to customers of $4.7 million and $9.2 million in the six months ended April 30, 2011 and 2010, respectively. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” or “Amounts due to customers” in the consolidated balance sheets for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism reduced margin by $16.2 million and $18.2 million in the six months ended April 30, 2011 and 2010, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanism.
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
Cash Flows from Investing Activities. Net cash used in investing activities was $86.7 million and $12.2 million for the six months ended April 30, 2011 and 2010, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the six months ended April 30, 2011 were $89.4 million as compared to $70 million in the same prior period primarily due to expending $23 million for the construction of power generation projects in 2011 as compared with $5.9 million expended for these projects in the same prior period.
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

In October 2009, we reached an agreement with Progress Energy Carolinas to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. The agreement, approved by the NCUC in May 2010, calls for us to construct 38 miles of 20-inch transmission pipeline along with compression facilities to provide natural gas delivery service to the plant by June 2012; we began construction in February 2010. Our investment in the pipeline and compression facilities is currently estimated at $110-$125 million and is supported by a long-term service agreement. We have incurred $11.9 million on this project as of April 30, 2011. To provide the additional delivery service, we have executed an agreement with Cardinal to expand our firm capacity requirement by 149,000 dekatherms per day to serve this facility. This will require Cardinal to spend as much as $53.1 million to expand its system. As a 21.49% equity venture partner of Cardinal, we will invest as much as $11.4 million in Cardinal’s system expansion. Capital contributions related to this system expansion began in January 2011 and will continue on a periodic basis through September 2012. As of April 30, 2011, our contributions to date related to this system expansion were $3.9 million. For further information regarding this agreement, see Note 8 to the consolidated financial statements.
In April 2010, we reached another agreement with Progress Energy Carolinas to provide natural gas delivery service to a power generation facility to be built at their existing Sutton site near Wilmington, North Carolina. The agreement, also approved by the NCUC in May 2010, calls for us to construct approximately 130 miles of transmission pipeline along with compression facilities to provide natural gas delivery service to the plant by June 2013; we began construction in May 2010. Our investment in the pipeline and compression facilities is currently estimated at $300-$335 million, and our service to Progress Energy Carolinas is supported by a long-term service agreement. A portion of the cost of this project will serve our other customers and will be included in our rate base. We have incurred $11.5 million on this project as of April 30, 2011.
The estimated increases on both projects are primarily caused by increases in contract labor, steel, fuel and environmental costs compared to our original estimates, which were based on 2009 costs.
The Sutton facilities will also create cost effective expansion capacity that we will use to help serve the growing natural gas requirements of our customers in the eastern part of North Carolina. At the present time with the timing and design scope of the Sutton facilities, there is no current need to proceed with our previously announced Robeson LNG peak storage project. The timing and design scope of the expansion of our facilities in Robeson County will be determined as our system infrastructure and market supply growth requirements in North Carolina dictate.
During the first quarter of fiscal 2011, we placed into service natural gas delivery pipeline and compression facilities that will provide natural gas delivery service to a Progress Energy Carolinas power generation facility located in Richmond County, North Carolina. As of April 30, 2011, we have incurred $24.9 million on this project and expect to incur an additional $.1 million.
During the first quarter of fiscal 2011, we also placed into service natural gas delivery pipeline facilities for natural gas delivery service to a Duke Energy Carolinas power generation facility located in Rowan County, North Carolina. As of April 30, 2011, we have incurred $29.4 million on this project and expect to incur an additional $.2 million on this project. We have a second agreement with Duke Energy Carolinas to construct natural gas delivery pipeline facilities to provide delivery service to their Rockingham County, North Carolina power generation facility scheduled for service in November 2011. As of April 30, 2011, we have incurred $.4 million on this project and expect to incur an additional $5.9 million to complete it.
On January 1, 2010, we sold half of our 30% membership interest in SouthStar to GNGC and retained a 15% earnings and membership share in SouthStar after the sale. At closing, we received $57.5 million from GNGC. For further information regarding the sale, see Note 8 to the consolidated financial statements.

Cash Flows from Financing Activities. Net cash used in financing activities was $194.4 million and $349 million for the six months ended April 30, 2011 and 2010, respectively. Funds are primarily provided from bank borrowings and the issuance of common stock through our dividend reinvestment and stock purchase plan (DRIP) and our ESPP, net of purchases under the common stock repurchase program. We may sell common stock and long-term debt when market and other conditions favor such long-term financing. Funds are primarily used to pay down outstanding short-term bank borrowings, to repurchase common stock under the common stock repurchase program and to pay quarterly dividends on our common stock. As of April 30, 2011, our current assets were $250.9 million and our current liabilities were $555.6 million primarily due to seasonal requirements as discussed above and the reclassification of long-term debt to current liabilities as discussed below.
Outstanding short-term bank borrowings decreased from $242 million as of October 31, 2010 to $103.5 million as of April 30, 2011 primarily due to lower commodity gas costs. For further information on bank borrowings, see the previous discussion of “Short-Term Borrowings” in Financial Condition and Liquidity.
On June 1, 2011, we redeemed all of the 6.25% insured quarterly notes with an aggregate principal balance of $196.8 million with short-term bank borrowings under the revolving syndicated credit facility. On June 6, 2011, we issued $40 million of unsecured senior notes maturing in 2016 at an interest rate of 2.92% and $160 million of unsecured senior notes maturing in 2021 at an interest rate of 4.24%. We used the proceeds from the sale of the senior notes to reduce our short-term borrowings as well as for other general corporate purposes and working capital needs. The replacement of this higher rate debt with lower rate debt will provide annual interest savings of $4.3 million.
We do not anticipate issuing any other long-term debt in fiscal 2011. We may issue $225 million of long-term debt in our fiscal year 2012 for general corporate purposes, including power generation projects. We continually monitor customer growth trends in our markets along with the economic recovery of our service area for the timing of any infrastructure investments that would require the need for additional long-term debt.
The balance of $60 million of our 6.55% medium-term notes becomes due in September 2011 and will be paid from working capital and short-term borrowings.
During the six months ended April 30, 2011 and 2010, we issued $10.4 million and $9.8 million, respectively, of common stock through DRIP and ESPP. From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Part II, Item 2 in this Form 10-Q. Upon repurchase, such shares are cancelled and become authorized shares available for issuance. On January 11, 2011, through an ASR agreement with an investment bank, we repurchased and retired .8 million shares for $22.2 million, leaving a balance of 3,710,074 shares available in our Common Stock Open Market Purchase Program. On March 21, 2011, final settlement of the transaction occurred, and we paid $.8 million to the investment bank. During the six months ended April 30, 2010, we repurchased 1.8 million shares for $47.3 million under our Common Stock Open Market Purchase Program.
We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which long-term debt was issued restrict the amount of cash dividends that may be paid. As of April 30, 2011, our retained earnings were not restricted. On June 3, 2011, the Board of Directors declared a quarterly dividend on common stock of $.29 per share, payable July 15, 2011 to shareholders of record at the close of business on June 24, 2011.
Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. As of April 30, 2011, our capitalization, including current maturities of long-term debt, consisted of 41% in long-term debt and 59% in common equity, which is outside of our target capitalization.

This is a result of a reclassification of the 6.25% insured quarterly notes principal balance to “Current maturities of long-term debt” in the consolidated balance sheets as of April 30, 2011 as we notified the noteholders on April 25, 2011 of the June 1 redemption. We anticipate our capitalization ratios to return to our targeted ranges in future periods with the redemption of the 6.25% notes and the issuance of $200 million of unsecured senior notes.
The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of April 30, 2011 and 2010 and October 31, 2010 are summarized in the table below.

	April 30		October 31		April 30
In thousands	2011	Percentage	2010	Percentage	2010	Percentage
Short-term debt	$103,500	5%	$242,000	12%	$35,500	2%
Current portion of long-term debt	256,843	14%	60,000	3%	60,000	3%
Long-term debt	475,000	25%	671,922	35%	732,128	40%

Total debt	835,343	44%	973,922	50%	827,628	45%
Common stockholders’ equity	1,046,944	56%	964,941	50%	1,013,521	55%

Total capitalization (including short-term debt)	$1,882,287	100%	$1,938,863	100%	$1,841,149	100%

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
As of April 30, 2011, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services and “A3” by Moody’s Investors Service. Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. A significant decline in our operating performance or a significant reduction in our liquidity could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by our rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.
We are subject to default provisions related to our long-term debt and short-term bank borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of April 30, 2011, there has been no event of default giving rise to acceleration of our debt.
Estimated Future Contractual Obligations
During the three months ended April 30, 2011, there were no material changes to our estimated future contractual obligations in Management’s Discussion and Analysis in this Form 10-Q compared to what we disclosed in our Form 10-K for the year ended October 31, 2010.
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
Accounting Guidance
For information regarding recently issued accounting guidance, see Note 1 to the consolidated financial statements in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various forms of market risk, including the credit risk of our suppliers and our customers, interest rate risk, commodity price risk and weather risk. We seek to identify, assess, monitor and manage market risk and credit risk in accordance with defined policies and procedures under an Enterprise Risk Management program and with the direction of the EPRMC. Risk management is guided by senior management with Board of Directors’ oversight, and senior management takes an active role in the development of policies and procedures.
During the six months ended April 30, 2011, there were no material changes in the way that we monitor and manage market risk and credit risk in accordance with our policies and procedures. Our exposure to and management of interest rate risk, commodity price risk and weather risk has remained the same during the six months ended April 30, 2011. Our annual discussion of market risk was set forth in Item 7A of our Form 10-K as of October 31, 2010.
Additional information concerning market risk is set forth in “Financial Condition and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 in this Form 10-Q.
As of April 30, 2011, we had $103.5 million of bank debt outstanding under our syndicated revolving credit facility at an interest rate of 1.12%. The carrying amount of our bank debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our bank debt would have caused a change in interest expense of approximately $1.1 million during the six months ended April 30, 2011.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We have only routine litigation in the normal course of business.
Item 1A. Risk Factors
During the six months ended April 30, 2011, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sale of Unregistered Equity Securities.

None.

c) Issuer Purchases of Equity Securities.
          The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended April 30, 2011.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	Under the Program (1)
Beginning of the period				3,710,074
02/01/11 - 02/28/11	—	$—	—	3,710,074
03/01/11 - 03/31/11	—	$—	—	3,710,074
04/01/11 - 04/30/11	—	$—	—	3,710,074

Total	—	$—	—

(1)	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment and stock purchase, employee stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. The additional four million shares were referred to as our accelerated share repurchase (ASR) program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.
The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of April 30, 2011, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.
Item 6. Exhibits
Compensatory Contracts:

10.1	Piedmont Natural Gas Company, Inc. Incentive Compensation Plan as Amended and Restated Effective December 15, 2010

Other Contracts:

10.2	Amendment No. 1 to Credit Agreement dated as of March 21, 2011 by and among Piedmont Natural Gas Company, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders thereunder

10.3	Amendment to September 1992 Note Agreement dated as of April 15, 2011 by and between Piedmont Natural Gas Company, Inc., and Provident Life and Accident Insurance Company

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Calculation Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

(1)	Furnished, not filed.
Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Consolidated Balance Sheets at April 30, 2011 and October 31, 2010; (3) Consolidated Statements of Income for the three months and six months ended April 30, 2011 and 2010; (4) Consolidated Statements of Cash Flows for the six months ended April 30, 2011 and 2010; (5) Consolidated Statements of Comprehensive Income for the three months and six months ended April 30, 2011 and 2010; and (6) Notes to Consolidated Financial Statements.
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

Piedmont Natural Gas Company, Inc. (Registrant)
Date June 8, 2011	/s/ David J. Dzuricky
David J. Dzuricky
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date June 8, 2011	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended April 30, 2011
Exhibits
Compensatory Contracts:
10.1	Piedmont Natural Gas Company, Inc. Incentive Compensation Plan as Amended and Restated Effective December 15, 2010
Other Contracts:
10.2	Amendment No. 1 to Credit Agreement dated as of March 21, 2011 by and among Piedmont Natural Gas Company, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders thereunder

10.3	Amendment to September 1992 Note Agreement dated as of April 15, 2011 by and between Piedmont Natural Gas Company, Inc., and Provident Life and Accident Insurance Company

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer