Form 10-Q
period 2012-04-30
PIEDMONT NATURAL GAS CO INC
filed 2012-06-07
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2012
Common Stock, no par value	71,903,935

Piedmont Natural Gas Company, Inc.

Form 10-Q

for

April 30, 2012

Part I. Financial Information

Item 1. Financial Statements

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 30, 2012	October 31, 2011
ASSETS
Utility Plant:
Utility plant in service	$3,432,691	$3,377,310
Less accumulated depreciation	1,007,298	974,631

Utility plant in service, net	2,425,393	2,402,679
Construction work in progress	381,455	217,832
Plant held for future use	6,751	6,751

Total utility plant, net	2,813,599	2,627,262

Other Physical Property, at cost (net of accumulated depreciation of $825 in 2012 and $806 in 2011)	433	452

Current Assets:
Cash and cash equivalents	10,369	6,777
Trade accounts receivable (less allowance for doubtful accounts of $3,794 in 2012 and $1,347 in 2011)	77,444	57,035
Income taxes receivable	22,903	15,966
Other receivables	1,623	2,547
Unbilled utility revenues	18,229	28,715
Inventories:
Gas in storage	72,690	91,124
Materials, supplies and merchandise	1,117	1,368
Gas purchase derivative assets, at fair value	2,606	2,772
Amounts due from customers	49,685	38,649
Prepayments	18,572	39,128
Deferred income taxes	—	1,793
Other current assets	284	147

Total current assets	275,522	286,021

Noncurrent Assets:
Equity method investments in non-utility activities	88,687	85,121
Goodwill	48,852	48,852
Marketable securities, at fair value	2,212	1,439
Overfunded postretirement asset	22,879	22,879
Regulatory asset for postretirement benefits	79,024	81,073
Unamortized debt expense	13,060	11,315
Regulatory cost of removal asset	20,221	19,336
Other noncurrent assets	59,710	58,791

Total noncurrent assets	334,645	328,806

Total	$3,424,199	$3,242,541

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 30, 2012	October 31, 2011
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value — 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000; shares outstanding: 71,879 in 2012 and 72,318 in 2011	431,140	446,791
Retained earnings	634,563	550,584
Accumulated other comprehensive loss	(892)	(452)

Total stockholders’ equity	1,064,811	996,923
Long-term debt	975,000	675,000

Total capitalization	2,039,811	1,671,923

Current Liabilities:
Short-term debt	80,000	331,000
Trade accounts payable	75,942	85,721
Other accounts payable	27,434	43,959
Accrued interest	20,043	20,038
Customers’ deposits	24,689	25,462
Deferred income taxes	31,269	—
General taxes accrued	10,487	21,262
Amounts due to customers	4,722	2,617
Other current liabilities	4,836	4,073

Total current liabilities	279,422	534,132

Noncurrent Liabilities:
Deferred income taxes	565,701	512,961
Unamortized federal investment tax credits	1,829	2,004
Accumulated provision for postretirement benefits	14,743	14,671
Cost of removal obligations	479,927	466,000
Other noncurrent liabilities	42,766	40,850

Total noncurrent liabilities	1,104,966	1,036,486

Commitments and Contingencies (Note 9)

Total	$3,424,199	$3,242,541

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands except per share amounts)

	Three Months Ended April 30		Six Months Ended April 30
	2012	2011	2012	2011

Operating Revenues	$308,432	$392,567	$780,272	$1,044,623
Cost of Gas	136,481	219,636	388,085	641,686

Margin	171,951	172,931	392,187	402,937

Operating Expenses:
Operations and maintenance	60,511	58,936	118,908	109,994
Depreciation	25,269	25,425	51,447	50,472
General taxes	9,299	9,464	17,920	20,561
Utility income taxes	28,090	26,179	75,311	78,114

Total operating expenses	123,169	120,004	263,586	259,141

Operating Income	48,782	52,927	128,601	143,796

Other Income (Expense):
Income from equity method investments	11,652	12,384	17,944	20,140
Non-operating income	581	470	641	638
Non-operating expense	(626)	(794)	(1,047)	(1,179)
Income taxes	(4,534)	(4,716)	(6,852)	(7,667)

Total other income (expense)	7,073	7,344	10,686	11,932

Utility Interest Charges:
Interest on long-term debt	10,005	12,071	20,028	24,171
Allowance for borrowed funds used during construction	(6,053)	(1,341)	(10,476)	(3,675)
Other	1,711	2,133	3,316	3,384

Total utility interest charges	5,663	12,863	12,868	23,880

Net Income	50,192	47,408	126,419	131,848

Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) from hedging activities of equity method investments, net of tax of ($267) and ($66) for the three months ended April 30, 2012 and 2011, respectively, and ($545) and $55 for the six months ended April 30, 2012 and 2011, respectively	(419)	(104)	(855)	81
Reclassification adjustment of realized gain (loss) from hedging activities of equity method investments included in net income, net of tax of ($7) and $56 for the three months ended April 30, 2012 and 2011, respectively, and $265 and $308 for the six months ended April 30, 2012 and 2011, respectively	(11)	87	415	480

Total other comprehensive income (loss)	(430)	(17)	(440)	561

Comprehensive Income	$49,762	$47,391	$125,979	$132,409

Average Shares of Common Stock:
Basic	71,731	71,824	71,931	72,012
Diluted	72,026	72,061	72,226	72,279

Earnings Per Share of Common Stock:
Basic	$0.70	$0.66	$1.76	$1.83
Diluted	$0.70	$0.66	$1.75	$1.82

Cash Dividends Per Share of Common Stock	$0.30	$0.29	$0.59	$0.57

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended April 30
	2012	2011

Cash Flows from Operating Activities:
Net income	$126,419	$131,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,727	52,481
Amortization of investment tax credits	(175)	(185)
Allowance for doubtful accounts	2,447	3,767
Income from equity method investments	(17,944)	(20,140)
Distributions of earnings from equity method investments	12,164	13,177
Deferred income taxes, net	86,082	42,873
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	166	(2,780)
Receivables	(11,488)	(54,276)
Inventories	18,685	23,859
Amounts due from/to customers	(8,931)	79,235
Settlement of legal asset retirement obligations	(637)	(1,113)
Overfunded postretirement asset	—	(22,450)
Regulatory asset for postretirement benefits	2,049	814
Other assets	13,101	43,825
Accounts payable	(22,632)	(14,374)
Provision for postretirement benefits	72	385
Other liabilities	(8,632)	7,903

Net cash provided by operating activities	244,473	284,849

Cash Flows from Investing Activities:
Utility construction expenditures	(220,256)	(89,428)
Allowance for funds used during construction	(10,476)	(3,675)
Contributions to equity method investments	(3,356)	(3,892)
Distributions of capital from equity method investments	4,850	8,968
Proceeds from sale of property	409	765
Investments in marketable securities	(701)	(450)
Other	350	992

Net cash used in investing activities	(229,180)	(86,720)

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended April 30
	2012	2011

Cash Flows from Financing Activities:
Borrowings under credit facility	$345,000	$944,000
Repayments under credit facility	(676,000)	(1,082,500)
Net borrowings - commercial paper	380,000	—
Retirement of long-term debt	—	(79)
Expenses related to issuance of debt	(2,448)	(2,155)
Issuance of common stock through dividend reinvestment and employee stock plans	10,802	10,426
Repurchases of common stock	(26,528)	(23,004)
Dividends paid	(42,494)	(41,104)
Other	(33)	(6)

Net cash used in financing activities	(11,701)	(194,422)

Net Increase in Cash and Cash Equivalents	3,592	3,707
Cash and Cash Equivalents at Beginning of Period	6,777	5,619

Cash and Cash Equivalents at End of Period	$10,369	$9,326

Cash Paid During the Year for:
Interest	$22,878	$25,758

Income Taxes:
Income taxes paid	$3,344	$4,270
Income taxes refunded	—	1,865

Income taxes, net	$3,344	$2,405

Noncash Investing and Financing Activities:
Accrued construction expenditures	$3,776	$5,045

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands except per share amounts)

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance, October 31, 2010	72,282	$445,640	$519,831	$(530)	$964,941

Comprehensive Income:
Net income			131,848		131,848
Other comprehensive income				561	561

Total comprehensive income					132,409
Common Stock Issued	479	13,657			13,657
Common Stock Repurchased	(800)	(23,004)			(23,004)
Costs of Rescission Offer			(6)		(6)
Tax Benefit from Dividends Paid on ESOP Shares			51		51
Dividends Declared ($.57 per share)			(41,104)		(41,104)

Balance, April 30, 2011	71,961	$436,293	$610,620	$31	$1,046,944

Balance, October 31, 2011	72,318	$446,791	$550,584	$(452)	$996,923

Comprehensive Income:
Net income			126,419		126,419
Other comprehensive loss				(440)	(440)

Total comprehensive income					125,979
Common Stock Issued	361	10,877			10,877
Common Stock Repurchased	(800)	(26,528)			(26,528)
Tax Benefit from Dividends Paid on ESOP Shares			54		54
Dividends Declared ($.59 per share)			(42,494)		(42,494)

Balance, April 30, 2012	71,879	$431,140	$634,563	$(892)	$1,064,811

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

Seasonality and Use of Estimates

The unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at April 30, 2012 and October 31, 2011, the results of operations for the three months and six months ended April 30, 2012 and 2011, cash flows for the six months ended April 30, 2012 and 2011 and stockholders’ equity for the six months ended April 30, 2012 and 2011. Our business is seasonal in nature. The results of operations for the three months and six months ended April 30, 2012 do not necessarily reflect the results to be expected for the full year.

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

Significant Accounting Policies

Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2011. There were no significant changes to those accounting policies during the six months ended April 30, 2012.

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

Our regulatory assets are recoverable through either base rates or rate riders specifically authorized by a state regulatory commission. Base rates are designed to provide both a recovery of cost and a return on investment during the period the rates are in effect. As such, all of our regulatory assets are subject to review by the respective state regulatory commissions during any future rate proceedings. In the event that accounting for the effects of regulation were no longer applicable, we would recognize a write-off of the regulatory assets and regulatory liabilities that would result in an adjustment to net income. Our utility operations continue to recover their costs through cost-based rates established by the state regulatory commissions. As a result, we believe that the accounting prescribed under rate-based regulation remains appropriate. It is our opinion that all regulatory assets are recoverable in current rates or future rate proceedings.

Regulatory assets and liabilities in the consolidated balance sheets as of April 30, 2012 and October 31, 2011 are as follows.

In thousands	April 30, 2012	October 31, 2011

Regulatory assets	$212,413	$200,135
Regulatory liabilities	482,005	466,953

Inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with accounting regulations prescribed under rate-based regulation. For information on related party transactions, see Note 12 to the consolidated financial statements in this Form 10-Q.

Fair Value Measurements

The carrying values of cash and cash equivalents, receivables, short-term debt, accounts payable, accrued interest and other current liabilities approximate fair value as all amounts reported are to be collected or paid within one year. Our financial assets and liabilities are recorded at fair value. They consist primarily of derivatives that are recorded in the consolidated balance sheets in accordance with derivative accounting standards and marketable securities that are classified as trading securities and are held in rabbi trusts established for our deferred compensation plans.

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

For the fair value measurements of our derivatives and marketable securities, see Note 8 to the consolidated financial statements in this Form 10-Q. For the fair value measurements of our benefit plan assets, see Note 9 to our Form 10-K for the year ended October 31, 2011. For further information on our fair value methodologies, see “Fair Value Measurements” in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2011. There were no significant changes to these fair value methodologies during the three months ended April 30, 2012.

Recently Issued Accounting Guidance

In May 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are not intended to change the application of the current fair value requirements, but to clarify the application of existing requirements. The guidance does change particular principles or requirements for measuring fair value or disclosing information about fair value measurements. To improve consistency, language has been changed to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This guidance, which we adopted this quarter, is effective for interim and annual periods beginning after December 15, 2011. The adoption of this disclosure guidance had no material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued accounting guidance to improve disclosures and make information more comparable to IFRS regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires an entity to disclose information about offsetting and related arrangements in tabular format to enable users of financial statements to understand the effect of those arrangements on the entity’s financial position. The new disclosure requirements are effective for annual periods beginning after January 1, 2013 and interim periods therein and require retrospective application in all periods presented. We will adopt this offsetting disclosure guidance for the first quarter of our fiscal year ending October 31, 2014. The adoption of this guidance will have no impact on our financial position, results of operations or cash flows.

2. Regulatory Matters

On August 30, 2011, we filed an annual report with the Tennessee Regulatory Authority (TRA) reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2011 under the Tennessee Incentive Plan (TIP). On March 13, 2012, the TRA Audit Staff filed their audit report, concluding that we had correctly calculated the June 30, 2011 incentive plan account balance. On March 26, 2012, the TRA approved the adoption of the audit report of the TRA Audit Staff.

On September 30, 2011, we filed an annual report for the twelve months ended June 30, 2011 with the TRA that reflected the transactions in the deferred gas cost account for the Actual Cost Adjustment (ACA) mechanism. On March 12, 2012, the TRA Audit Staff filed their report, concluding that we had correctly implemented the purchased gas adjustment (PGA) calculated in the ACA mechanism. On March 26, 2012, the TRA approved the adoption of the audit report of the TRA Audit Staff.

On February 26, 2010, we filed a petition with the TRA to adjust the applicable rate for the collection of the Nashville franchise fee from certain customers. The proposed rate adjustment was calculated to recover the net $2.9 million of under-collected Nashville franchise fee payments as of May 31, 2009. In April 2010, the TRA passed a motion approving a new Nashville franchise fee rate designed to recover only the net under-collections that have accrued since June 1, 2005, which would deny recovery of $1.5 million for us. In October 2011, the TRA issued an order denying us the recovery of $1.5 million of franchise fees consistent with its April 2010 motion, and we recorded $1.5 million in operations and maintenance expenses. In November 2011, we filed for reconsideration, which was granted on November 21, 2011. On February 13, 2012, a hearing on this matter was held before the TRA. On May 7, 2012, the TRA approved the recovery of an additional $.5 million in under-collected Nashville franchise fees covering years 2002 through May 2005, which we will record as a reduction in operations and maintenance expenses in our third quarter.

3. Earnings per Share

We compute basic earnings per share (EPS) using the weighted average number of shares of common stock outstanding during each period. Shares of common stock to be issued under approved incentive compensation plans are contingently issuable shares, as determined by applying the treasury stock method, and are included in our calculation of diluted EPS.

A reconciliation of basic and diluted EPS for the three months and six months ended April 30, 2012 and 2011 is presented below.

	Three Months		Six Months
In thousands except per share amounts	2012	2011	2012	2011

Net Income	$50,192	$47,408	$126,419	$131,848

Average shares of common stock outstanding for basic earnings per share	71,731	71,824	71,931	72,012
Contingently issuable shares under incentive compensation plans	295	237	295	267

Average shares of dilutive stock	72,026	72,061	72,226	72,279

Earnings Per Share of Common Stock:
Basic	$0.70	$0.66	$1.76	$1.83
Diluted	$0.70	$0.66	$1.75	$1.82

4. Long-Term Debt Instruments

On March 27, 2012, we entered into an agreement to issue $300 million of fifteen-year senior unsecured notes in a private placement with a blended interest rate of 3.54%. On or around July 16, 2012, we will issue $100 million with an interest rate of 3.47%. On or around October 15, 2012, we will issue the remaining $200 million with an interest rate of 3.57%. Both issuances will mature on July 16, 2027. These proceeds will be used for general corporate purposes, including the repayment of short-term debt incurred in part for the funding of capital expenditures.

5. Short-Term Debt Instruments

We have a $650 million three-year revolving syndicated credit facility that expires on January 25, 2014. The credit facility has an option to expand up to $850 million. We pay an annual fee of $30,000 plus fifteen basis points for any unused amount up to $650 million. The facility provides a line of credit for letters of credit of $10 million, of which $2.9 million and $3.5 million were issued and outstanding at April 30, 2012 and October 31, 2011, respectively. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day LIBOR rate plus from 65 to 150 basis points, based on our credit ratings. Amounts borrowed are continuously renewable until the expiration of the facility in 2014 provided that we are in compliance with all terms of the agreement. Due to the seasonal nature of our business, amounts borrowed can vary significantly during the period. The entire balance that was outstanding under the revolving syndicated credit facility was paid off March 19, 2012.

On March 1, 2012, we established a $650 million unsecured commercial paper (CP) program that is backstopped by the revolving syndicated credit facility. The notes issued under the CP program may have maturities not to exceed 397 days from the date of issuance. The amounts outstanding under the revolving syndicated credit facility and the CP program, either individually or in the aggregate, cannot exceed $650 million. Any borrowings under the CP program rank equally with our other unsubordinated and unsecured debt. The notes under the CP program are not registered and are being offered and issued pursuant to an exemption from registration.

As of April 30, 2012, we have $380 million of notes outstanding under the CP program with original maturities ranging from 8 to 28 days from their dates of issuance. We will use the proceeds received from the notes we will issue in July and October 2012 to repay our short-term debt, as discussed in Note 4 to the consolidated financial statements in this Form 10-Q. As the notes under the CP program are expected to be refinanced with long-term debt, we have reclassified these notes, limited to the $300 million to be refinanced with private placement long-term debt, to “Long-term debt” in the consolidated balance sheets as of April 30, 2012, with the remaining balance of $80 million under the CP program included in “Short-term debt.”

Our outstanding short-term bank borrowings, as included in “Short-term debt” in the consolidated balance sheets, were $331 million, as of October 31, 2011, under our revolving syndicated credit facility in LIBOR cost-plus loans.

A summary of the short-term debt activity for the three and six months ended April 30, 2012 is as follows.

	Commercial Paper		Credit Facility		Total Borrowings
In millions	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months

Minimum amount outstanding during period (1)	$—	$—	$—	$—	$365	$328.5
Maximum amount outstanding during period (1)	410	410	458.5	475.5	460	475.5
Minimum interest rate during period (2)	0.22%	0.22%	1.15%	1.15%	0.22%	0.22%
Maximum interest rate during period	0.41%	0.41%	1.17%	1.20%	1.17%	1.20%
Weighted average interest rate during period	0.35%	0.35%	1.15%	1.17%	0.71%	0.94%

(1)	During March, we were borrowing under both the credit facility and CP program for a portion of the month.
(2)	This is the minimum rate when we were borrowing under the credit facility and/or CP program.

Our revolving syndicated credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 50% at April 30, 2012.

6. Capital Stock and Accelerated Share Repurchase

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

As part of the ASR, we simultaneously entered into a forward sale contract with the investment bank that was expected to mature in 52 trading days, or March 21, 2012. Under the terms of the forward sale contract, the investment bank was required to purchase, in the open market, 800,000 shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, were required to either pay cash or issue shares of our common stock to the investment bank if the investment bank’s weighted average purchase price, less a $.09 per share discount, was higher than the January 4, 2012 closing price. The investment bank was required to pay us either cash or shares of our common stock, at our option, if the investment bank’s weighted average price, less a $.09 per share discount, for the shares purchased was lower than the initial purchase closing price. At settlement on February 28, 2012, we received $.5 million from the investment bank and recorded this amount in “Stockholders’ equity”

as an addition to “Common Stock” in the consolidated balance sheets. The $.5 million was the difference between the investment bank’s weighted average purchase price of $33.25 per share less a discount of $.09 per share for a settlement price of $33.16 per share and the initial purchase closing price of $33.77 per share multiplied by 800,000 shares.

7. Marketable Securities

We have marketable securities that are invested in money market and mutual funds that are liquid and actively traded on the exchanges. These securities are assets that are held in rabbi trusts established for our deferred compensation. For further information on the deferred compensation plans, see Note 10 to the consolidated financial statements in this Form 10-Q.

We have classified these marketable securities as trading securities since their inception as the assets are held in rabbi trusts. Trading securities are recorded at fair value on the consolidated balance sheets with any gains or losses recognized currently in earnings. We do not intend to engage in active trading of the securities, and participants in the deferred compensation plans may redirect their investments at any time. Any participant’s account that exceeds $25,000 upon retirement will be paid over five years. An amount less than $25,000 in a participant’s account upon retirement will be paid in a lump sum. We have matched the current portion of the deferred compensation liability with the current asset and noncurrent deferred compensation liability with the noncurrent asset; the current portion is included in “Other current assets” in the consolidated balance sheets.

The money market investments in the trust approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on the quoted market prices as traded on the exchanges. The composition of these securities as of April 30, 2012 and October 31, 2011 is as follows.

	April 30, 2012		October 31, 2011
In thousands	Cost	Fair Value	Cost	Fair Value

Current trading securities:
Money markets	$—	$—	$—	$—
Mutual funds	134	155	47	52

Total current trading securities	134	155	47	52

Noncurrent trading securities:
Money markets	217	217	217	217
Mutual funds	1,775	1,995	1,107	1,222

Total noncurrent trading securities	1,992	2,212	1,324	1,439

Total trading securities	$2,126	$2,367	$1,371	$1,491

8. Financial Instruments and Related Fair Value

Derivative Assets and Liabilities under Master Netting Arrangements

We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts of our derivative instruments and the fair value of the right to reclaim cash collateral. We use long position gas purchase options to provide some level of protection for our customers in the event of significant commodity price increases. As of April 30, 2012 and October 31, 2011, we had long gas purchase options providing total coverage of 44.6 million dekatherms and 38.1 million dekatherms, respectively. The long gas purchase options held at April 30, 2012 are for the period from June 2012 through May 2013.

Fair Value Measurements

We use financial instruments to mitigate commodity price risk for our customers. We also have marketable securities that are held in rabbi trusts established for certain of our deferred compensation plans. In developing our fair value measurements of these financial instruments, we utilize market data or assumptions about risk and the risks inherent in the inputs to the valuation technique. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. We classify fair value balances based on the observance of those inputs into the fair value hierarchy levels as set forth in the fair value accounting guidance and fully described in “Fair Value Measurements” in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2011.

The following table sets forth, by level of the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2012 and October 31, 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the three months ended April 30, 2012 and 2011.

Fair Value Measurements as of April 30, 2012

In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Recurring Fair Value Measurements:
Assets:
Derivatives held for distribution operations	$2,606	$—	$—	$2,606
Debt and equity securities held as trading securities:
Money markets	217	—	—	217
Mutual funds	2,150	—	—	2,150

Total recurring fair value assets	$4,973	$—	$—	$4,973

Fair Value Measurements as of October 31, 2011

In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Recurring Fair Value Measurements:
Assets:
Derivatives held for distribution operations	$2,772	$—	$—	$2,772
Debt and equity securities held as trading securities:
Money markets	217	—	—	217
Mutual funds	1,274	—	—	1,274

Total recurring fair value assets	$4,263	$—	$—	$4,263

Our utility segment derivative instruments are used in accordance with programs filed with or approved by the North Carolina Utility Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net costs and the gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our PGA procedures. In accordance with accounting provisions for rate-regulated activities, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due to customers” or “Amounts due from customers” in the consolidated balance sheets. These derivative instruments include exchange-traded derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1.

Trading securities include assets in rabbi trusts established for our deferred compensation plans and are included in “Marketable securities, at fair value” in the consolidated balance sheets. Securities classified within Level 1 include funds held in money market and mutual funds which are highly liquid and are actively traded on the exchanges.

In developing the fair value of our long-term debt, we use a discounted cash flow technique, consistently applied, that incorporates a developed discount rate using long-term debt similarly rated by credit rating agencies combined with the U.S. Treasury bench mark with consideration given to maturities, redemption terms and credit ratings similar to our debt issuances. The carrying amount and fair value of our long-term debt, including the current portion, which is classified within Level 2, are shown below.

In thousands	Carrying Amount	Fair Value

As of April 30, 2012 (1)	$675,000	$844,566
As of October 31, 2011	675,000	831,323

(1)

This amount excludes $300,000 of debt under the CP program reclassified to “Long-term debt” in the consolidated balance sheets for presentation purposes, which approximates fair value. See Note 5 – Short-Term Debt Instruments for additional information.

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

The following table presents the fair value and balance sheet classification of our financial options for natural gas as of April 30, 2012 and October 31, 2011.

Fair Value of Derivative Instruments

In thousands	Fair Value April 30, 2012	Fair Value October 31, 2011

Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:
Asset Financial Instruments:
Current Assets — Gas purchase derivative assets (June 2012-May 2013)	$2,606

Current Assets — Gas purchase derivative assets (December 2011-October 2012)		$2,772

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

The following table presents the impact that financial instruments not designated as hedging instruments under derivative accounting standards would have had on our consolidated statements of comprehensive income for the three months and six months ended April 30, 2012 and 2011, absent the regulatory treatment under our approved PGA procedures.

In thousands	Amount of Loss Recognized on Derivatives and Deferred Under PGA Procedures				Location of Loss Recognized through PGA Procedures
	Three Months Ended April 30		Six Months Ended April 30
	2012	2011	2012	2011
Gas purchase options	$2,365	$1,903	$5,288	$6,125	Cost of Gas

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

9. Commitments and Contingent Liabilities

Long-term contracts

We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. Costs arising from the gas supply commodity and capacity commitments, while significant, are pass-through costs to our customers and are generally fully recoverable through our PGA procedures. The time periods for pipeline and storage capacity contracts range from one to twenty years. The time periods for gas supply contracts are up to 18 months. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service range from one to three years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles, equipment and contractors.

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

Letters of Credit

We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $2.9 million in letters of credit that were issued and outstanding at April 30, 2012. Additional information concerning letters of credit is included in Note 5 to the consolidated financial statements in this Form 10-Q.

Environmental Matters

Our three regulatory commissions have authorized us to utilize deferral accounting in connection with environmental costs. Accordingly, we have established regulatory assets for actual environmental costs incurred and for estimated environmental liabilities recorded.

We are responsible for any third-party claims for personal injury, death, property damage and diminution of property value or natural resources regarding nine manufactured gas plant (MGP) sites that were a part of a 1997 settlement with a third party and several MGP sites retained by Progress Energy, Inc. in connection with our 2003 North Carolina Natural Gas Corporation acquisition. We know of no such pending or threatened claims.

There are four MGP sites located in Hickory and Reidsville, North Carolina, Nashville, Tennessee and Anderson, South Carolina that we have owned, leased or operated and for which we have an investigation and remediation liability. In fiscal year 2012, we have performed soil remediation work at our Reidsville site, and we will be performing a groundwater remediation assessment under our North Carolina Department of Environment and Natural Resources (NCDENR) approved plan. Remediation at this site is scheduled to be completed in our fiscal year 2012, and we have incurred $.6 million of remediation costs through April 30, 2012.

As part of a voluntary agreement with the NCDENR, we conducted and completed soil remediation for the Hickory, North Carolina MGP site. The soil remediation report was filed with the NCDENR in October 2010. We continue to conduct periodic groundwater monitoring at this site in accordance with our site remediation plan. We have incurred $1.4 million of remediation costs on this site through April 30, 2012.

In November 2008, we submitted our final report of the remediation of the Nashville MGP holding tank site to the Tennessee Department of Environment and Conservation (TDEC). Remediation has been completed, and a consent order imposing usage restrictions on the property was approved and signed by the TDEC in June 2010. The public comment period has ended, and we continue to conduct semi-annual groundwater monitoring at the site per the final consent order. We have incurred $1.5 million of remediation costs through April 30, 2012.

During 2008, we became aware of and began investigating soil and groundwater molecular sieve contamination concerns at our Huntersville liquefied natural gas (LNG) facility. The molecular sieve and the related contaminated soil were removed and properly disposed, and in June 2010, we received a determination letter from the NCDENR that no further soil remediation would be required at the site for this issue. In September 2011, we received a letter from the NCDENR indicating their desire to enter into an Administrative Consent Order (ACO) addressing the remaining groundwater issues at the site. On April 11, 2012, we entered into a no admit/no deny ACO that imposed a fine of $40,000, unpaid annual fees totaling $18,000 and $1,860 for investigative and administrative costs. As part of the ACO, we will be required to develop a site assessment plan to determine the extent of the groundwater contamination related to the sieve burial, a groundwater remediation strategy and a groundwater and surface water site wide monitoring program. Upon acceptance by the NCDENR of the groundwater remediation strategy, we will then be required to develop a program for implementation of the strategy within thirty days.

The Huntersville LNG facility also was originally coated with lead-based paint. As a precautionary measure to ensure that no lead contamination occurs, removal of lead-based paint from the site was initiated in spring 2010. We have incurred $3.2 million through April 30, 2012 to remediate the Huntersville LNG site. The LNG tank is scheduled for lead-based paint removal in our fiscal year 2012. Additional facilities at our Huntersville LNG plant site are being evaluated for lead-based paint removal with work scheduled for our fiscal year 2012.

Our Nashville LNG facility was also originally coated with lead-based paint. We have incurred $.5 million of remediation costs through April 30, 2012. This work is scheduled to be completed in our fiscal year 2012.

We are transitioning away from owning and maintaining our own petroleum underground storage tanks (USTs). Our Charlotte, North Carolina resource center continues to operate USTs. During 2011, our Greenville, South Carolina and Greensboro and Salisbury, North Carolina resource centers had their tanks removed, and we do not anticipate significant environmental remediation with respect to the removal process. The South Carolina

Department of Health and Environmental Control requested that we conduct an initial groundwater assessment at our Greenville, South Carolina site to determine its current groundwater quality condition. This assessment is scheduled to be completed in our fiscal year 2012. As of April 30, 2012, our estimated undiscounted environmental liability for USTs for which we retain remediation responsibility is $.3 million.

As of April 30, 2012, our estimated undiscounted environmental liability totaled $2.4 million consisting of $1.1 million for the MGP sites for which we retain remediation responsibility, $1 million for the LNG facilities and $.3 million for the USTs not yet remediated. The costs we reasonably expect to incur are estimated using assumptions based on actual costs incurred, the timing of future payments and inflation factors, among others.

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

10. Employee Benefit Plans

Components of the net periodic benefit cost for our defined benefit pension plans and our other postretirement employee benefits (OPEB) plan for the three months ended April 30, 2012 and 2011 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2012	2011	2012	2011	2012	2011

Service cost	$2,475	$2,225	$10	$11	$347	$350
Interest cost	2,650	2,700	51	52	337	374
Expected return on plan assets	(5,125)	(5,150)	—	—	(388)	(384)
Amortization of transition obligation	—	—	—	—	167	167
Amortization of prior service (credit) cost	(550)	(550)	20	5	—	—
Amortization of actuarial loss	1,375	775	12	11	—	—

Total	$825	$—	$93	$79	$463	$507

Components of the net periodic benefit cost for our defined benefit pension plans and our OPEB plan for the six months ended April 30, 2012 and 2011 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2012	2011	2012	2011	2012	2011
Service cost	$4,950	$4,450	$20	$23	$693	$699
Interest cost	5,300	5,400	102	104	674	747
Expected return on plan assets	(10,250)	(10,300)	—	—	(776)	(767)
Amortization of transition obligation	—	—	—	—	334	334
Amortization of prior service (credit) cost	(1,100)	(1,100)	40	10	—	—
Amortization of actuarial loss	2,750	1,550	24	21	—	—

Total	$1,650	$—	$186	$158	$925	$1,013

In January 2012, we contributed $.5 million to the money purchase pension plan. We anticipate that we will contribute the following amounts to our other plans in 2012.

In thousands

Nonqualified pension plan	$517
Qualified pension plan	—
OPEB plan	1,600

We have a defined contribution restoration (DCR) plan that we fund annually and that covers all officers at the vice president level and above. For the six months ended April 30, 2012, we contributed $.4 million to this plan. Participants may not contribute to the DCR plan. We have a voluntary deferral plan for the benefit of all director-level employees and officers; company contributions are not made to this plan. Both deferred compensation plans are funded through rabbi trusts with a bank as the trustee. As of April 30, 2012, we have a liability of $2.5 million for these plans.

See Note 7 and Note 8 to the consolidated financial statements in this Form 10-Q for information on the investments in marketable securities that are held in the trust.

11. Employee Share-Based Plans

Under our shareholder approved Incentive Compensation Plan (ICP), eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year incentive plan performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months and six months ended April 30, 2012 and 2011, we recorded compensation expense, and as of April 30, 2012 and October 31, 2011, we have accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

In December 2010, a long-term retention stock unit award under the ICP (where a stock unit equals one share of our common stock upon vesting) was approved for eligible officers and other participants to support our succession planning and retention strategies. This retention stock unit award will vest for participants who have met the retention requirements at the end of a three-year period ending in December 2013 in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. The Compensation Committee of our Board of Directors has the discretion to accelerate the vesting of a participant’s units. For the three months and six months ended April 30, 2012 and 2011, we recorded compensation expense, and as of April 30, 2012 and October 31, 2011, we have accrued a liability for these awards based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value at the settlement date.

Also under our approved incentive plan, 64,700 unvested retention stock units were granted to our President and Chief Executive Officer in December 2011. During the five-year vesting period, any dividend equivalents will accrue on these stock units and be converted into additional units at the same rate and based on the closing price on the same payment date as dividends on our common stock. The stock units will vest, payable in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation, over a five-year period only if he is an employee on each vesting date. In accordance with the vesting schedule, 20% of the units vest on December 15, 2014, 30% of the units vest on December 15, 2015 and 50% of the units vest on December 15, 2016. For the three months and six months ended April 30, 2012, we recorded compensation expense, and as of April 30, 2012, we have accrued a liability for this award based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value at the settlement date.

At the time of distribution of awards under the ICP, the number of shares issuable is reduced by the withholdings for payment of applicable income taxes for each participant. The participant may elect income tax withholdings at or above the minimum statutory withholding requirements. The maximum withholdings allowed is 50%. To date, shares withheld for payment of applicable income taxes have been immaterial. We present these net shares issued in our consolidated statements of stockholders’ equity.

The compensation expense related to the incentive compensation plans for the three months and six months ended April 30, 2012 and 2011, and the amounts recorded as liabilities as of April 30, 2012 and October 31, 2011 are presented below.

	Three Months		Six Months

In thousands	2012	2011	2012	2011
Compensation expense	$501	$1,244	$2,075	$2,166

	April 30,	October 31,
	2012	2011
Liability	$6,976	$5,015

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

In October 2009, we reached an agreement with Progress Energy Carolinas, Inc. to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. To provide the additional delivery service, we have executed an agreement with Cardinal, which was approved by the NCUC in May 2010, to expand our firm capacity requirement by 149,000 dekatherms per day to serve Progress Energy Carolinas. This will require Cardinal to spend an estimated $48 million for a new compressor station and expanded meter stations in order to increase the capacity of its system by up to 199,000 dekatherms per day of firm capacity for us and another customer. As an equity venture partner of Cardinal, we will invest an estimated $10.3 million in Cardinal’s system expansion. Capital contributions related to this system expansion began in January 2011 and will continue on a periodic basis through September 2012. As of April 30, 2012, our current fiscal year contributions related to this expansion were $3.4 million, and our total contributions related to this expansion were $9.6 million. Cardinal’s expansion service for the project was placed into service on June 1, 2012.

Our natural gas delivery service for the Wayne County generation project was placed into service on June 1, 2012, and our service subscription to Cardinal’s capacity following the system expansion increased from approximately 37% to approximately 53%. As the project has been placed into service, the members’ capital will be replaced with up to $45 million in permanent financing, on or around June 22, 2012, at which time a portion of our capital contributions will be returned to us.

We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. For each period of the three months and six months ended April 30, 2012 and 2011, these transportation costs and the amounts we owed Cardinal as of April 30, 2012 and October 31, 2011 are as follows.

	Three Months		Six Months
In thousands	2012	2011	2012	2011
Transportation costs	$1,012	$1,001	$2,047	$2,035

	April 30, 2012	October 31, 2011
Trade accounts payable	$337	$349

We own 40% of the membership interests in Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle owns an interstate LNG storage facility in North Carolina and is regulated by the FERC.

We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. For each period of the three months and six months ended April 30, 2012 and 2011, these gas storage costs and the amounts we owed Pine Needle as of April 30, 2012 and October 31, 2011 are as follows.

	Three Months		Six Months
In thousands	2012	2011	2012	2011

Gas storage costs	$2,464	$2,714	$4,983	$5,641

	April 30, 2012	October 31, 2011

Trade accounts payable	$821	$849

We own 15% of the membership interests in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. The other member is Georgia Natural Gas Company (GNGC), a wholly-owned subsidiary of AGL Resources, Inc. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States and Ohio with most of its business being conducted in the unregulated retail gas market in Georgia. We account for our investment in SouthStar using the equity method, as we have board representation with voting rights equal to GNGC on significant governance matters and policy decisions, and thus, exercise significant influence over the operations of SouthStar.

We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record in operating revenues the amounts billed to SouthStar. For each period of the three months and six months ended April 30, 2012 and 2011, our operating revenues from these sales and the amounts SouthStar owed us as of April 30, 2012 and October 31, 2011 are as follows.

	Three Months		Six Months
In thousands	2012	2011	2012	2011

Operating revenues	$(26)	$666	$(139)	$635

	April 30,	October 31,
	2012	2011

Trade accounts receivable	$369	$736

Piedmont Hardy Storage Company, LLC, a wholly owned subsidiary of Piedmont, owns 50% of the membership interests in Hardy Storage Company, LLC (Hardy Storage), a West Virginia limited liability company. Hardy Storage owns and operates an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia, that is regulated by the FERC.

We have related party transactions as a customer of Hardy Storage and record in cost of gas the storage costs charged by Hardy Storage. For each period of the three months and six months ended April 30, 2012 and 2011, these gas storage costs and the amounts we owed Hardy Storage as of April 30, 2012 and October 31, 2011 are as follows.

	Three Months		Six Months
In thousands	2012	2011	2012	2011

Gas storage costs	$2,425	$2,425	$4,851	$4,851

	April 30, 2012	October 31, 2011

Trade accounts payable	$808	$808

13. Variable Interest Entities

Under accounting guidance, a variable interest entity (VIE) is a legal entity that conducts a business or holds property whose equity, by design, has any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or where equity owners do not receive expected losses or returns. An entity may have an interest in a VIE through ownership or other contractual rights or obligations and that interest changes as the entity’s net assets change. The consolidating investor is the entity that has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

As of April 30, 2012, we have determined that we are not the primary beneficiary, as defined by the authoritative guidance related to consolidations, in any of our equity method investments, as discussed in Note 12 to the consolidated financial statements in this Form 10-Q. Based on our involvement in these investments, we do not have the power to direct the activities of these investments that most significantly impact the VIE’s economic performance. As we are not the consolidating investor, we will continue to apply equity method accounting to these investments. Our maximum loss exposure related to these equity method investments is limited to our equity investment in each entity. As of April 30, 2012 and October 31, 2011, our investment balances are as follows.

	April 30,	October 31,
In thousands	2012	2011

Cardinal	$22,101	$18,323
Pine Needle	18,680	18,690
SouthStar	16,017	17,536
Hardy Storage	31,889	30,572

Total equity method investments in non-utility activities	$88,687	$85,121

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

Operations by segment for the three months and six months ended April 30, 2012 and 2011 are presented below.

In thousands	Regulated Utility		Non-utility Activities		Total
	2012	2011	2012	2011	2012	2011
Three Months

Revenues from external customers	$308,432	$392,567	$—	$—	$308,432	$392,567
Margin	171,951	172,931	—	—	171,951	172,931
Operations and maintenance expenses	60,511	58,936	21	17	60,532	58,953
Income from equity method investments	—	—	11,652	12,384	11,652	12,384
Operating income (loss) before income taxes	76,872	79,106	(26)	(24)	76,846	79,082
Income before income taxes	71,189	65,932	11,627	12,371	82,816	78,303

Six Months

Revenues from external customers	$780,272	$1,044,623	$—	$—	$780,272	$1,044,623
Margin	392,187	402,937	—	—	392,187	402,937
Operations and maintenance expenses	118,908	109,994	44	47	118,952	110,041
Income from equity method investments	—	—	17,944	20,140	17,944	20,140
Operating income (loss) before income taxes	203,912	221,910	(132)	(143)	203,780	221,767
Income before income taxes	190,770	197,621	17,812	20,008	208,582	217,629

Reconciliations to the consolidated statements of comprehensive income for the three months and six months ended April 30, 2012 and 2011 are presented below.

In thousands	Three Months		Six Months
	2012	2011	2012	2011
Operating Income:
Segment operating income before income taxes	$76,846	$79,082	$203,780	$221,767
Utility income taxes	(28,090)	(26,179)	(75,311)	(78,114)
Non-utility activities before income taxes	26	24	132	143

Operating income	$48,782	$52,927	$128,601	$143,796

Net Income:
Income before income taxes for reportable segments	$82,816	$78,303	$208,582	$217,629
Income taxes	(32,624)	(30,895)	(82,163)	(85,781)

Net income	$50,192	$47,408	$126,419	$131,848

15. Subsequent Events

We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. All subsequent events of which we are aware were evaluated. For information on subsequent event disclosure related to regulatory matters and equity method investments, see Note 2 and Note 12, respectively, to the consolidated financial statements.

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

Other factors may be described elsewhere in this report. All of these factors are difficult to predict, and many of them are beyond our control. For these reasons, you should not place undue reliance on these forward-looking statements when making investment decisions. When used in our documents or oral presentations, the words “expect,” “believe,” “project,” “anticipate,” “intend,” “should,” “could,” “assume,” “estimate,” “forecast,” “future,” “indicate,” “outlook,” “plan,” “predict,” “seek,” “target,” “would” and variations of such words and similar expressions are intended to identify forward-looking statements.

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

Overview

Piedmont Natural Gas Company, Inc., which began operations in 1951, is an energy services company whose principal business is the distribution of natural gas to over one million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including 52,700 customers served by municipalities who are our wholesale customers. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, and regulated interstate natural gas storage and intrastate natural gas transportation.

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

We have two reportable business segments, regulated utility and non-utility activities, with the regulated utility segment being the largest. Factors critical to the success of the regulated utility include operating a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses that are involved in unregulated retail natural gas marketing, and regulated interstate natural gas storage and intrastate natural gas transportation. The percentages of assets as of April 30, 2012 and earnings before taxes by segment for the six months ended April 30, 2012 are presented below.

		Earnings
	Assets	Before Taxes
Regulated Utility	97%	91%

Non-utility Activities:
Regulated non-utility activities		2%
Unregulated non-utility activities		7%

Total	3%	9%

For further information on equity method investments and business segments, see Note 12 and Note 14, respectively, to the consolidated financial statements in this Form 10-Q.

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

In North Carolina, a margin decoupling mechanism provides for the recovery of our approved margin from residential and commercial customers on an annual basis independent of consumption patterns. The margin decoupling mechanism provides for semi-annual rate adjustments to refund any over-collection of margin or recover any under-collection of margin. In South Carolina, we operate under a rate stabilization mechanism that achieves the objectives of margin decoupling for residential and commercial customers with a one year lag. We have a weather normalization adjustment (WNA) mechanism in South Carolina that partially offsets the impact of colder- or warmer-than-normal winter weather on bills rendered during the months of November through March for residential and commercial customers. We also have a WNA mechanism in Tennessee that, effective

March 1, 2012 with our rate case settlement, expanded the period to include the months of October through April for bills rendered to residential and commercial customers. The WNA formula calculates the actual weather variance from normal, using 30 years of history, which increases revenues when weather is warmer than normal and decreases revenues when weather is colder than normal. The WNA formula does not ensure full recovery of approved margin during periods when customer consumption patterns significantly vary from consumption patterns used to establish the WNA factors. The gas cost portion of our costs is recoverable through purchased gas adjustment (PGA) procedures and is not affected by the margin decoupling mechanism or the WNA. Also, as a result of our 2012 rate case settlement in Tennessee, our margin recovery will shift from 29% to 37% of fixed charges with a resulting decrease from 71% to 63% of volumetric charges. For the six months ended April 30, 2012, these and other rate designs stabilized our gas utility margin by providing fixed recovery of 70% of our utility margins, including margin decoupling in North Carolina, facilities charges to our customers and fixed-rate contracts; semi-fixed recovery of 20% of our utility margins, including the rate stabilization mechanism in South Carolina and WNA in South Carolina and Tennessee; and volumetric or periodic renegotiation of 10% of our utility margins. For the six months ended April 30, 2012, the margin decoupling mechanism in North Carolina increased margin by $38.7 million, and the WNA in South Carolina and Tennessee increased margin by $13.7 million, which includes the additional month of April 2012 in Tennessee.

Our strategic directives are customer-centered and reflect what we believe is the inherent benefit of natural gas compared to other types of energy. They are as follows:

•	Promote the benefits of natural gas

•	Expand our core natural gas and complementary energy-related businesses to enhance shareholder value

•	Be the energy and service provider of choice

•	Achieve excellence in customer service every time

•	Preserve financial strength and flexibility

•	Execute sustainable business practices

•	Enhance our healthy, high performance culture

We believe natural gas is a safe and reliable energy source that is clean, efficient and abundant. We incorporate this belief into our pursuit of growth in our core residential, commercial and industrial markets as well as complementary energy-related investments. We want our customers to choose us because of the value of natural gas and the quality of our service to them. With the environmental and cost benefits of using natural gas compared to coal in the generation of electricity, we have encouraged the development of gas-fired power generation facilities in our market area. In providing services to our customers, we want every customer to feel that the service provided was excellent and that we value their business. In our business practices, we promote a sustainable enterprise by reducing our impact on the environment, developing strong communities in which we operate and fostering increased awareness and use of natural gas. We support our employees with improved processes and technology to better serve our customers and to add value for our shareholders while continuing to build on our healthy, high performance culture in order to recruit, retain and motivate our workforce.

Our business model supports new clean energy technologies and energy efficiencies in the end use of natural gas. We are seeking opportunities for regulatory innovation and strategic alliances to advance our customers’ interests in energy conservation, efficiency and environmental stewardship. We are promoting the direct use of natural gas in more homes, businesses, industries and vehicles as we strongly believe that the expanded use of clean, efficient, abundant and domestic natural gas with its relatively low emissions can help revitalize our economy, reduce both overall energy consumption and greenhouse gas emissions and enhance our national energy security.

The safety of our system, the public and our employees is a critical component to our ongoing success as a company. We are subject to DOT and state regulation of our pipeline and related facilities and have ongoing programs to inspect our system for corrosion and leaks. We anticipate federal legislative and regulatory enactments that will increase in scope and add further requirements to our pipeline safety and integrity programs. We will continue our efforts to educate the public about our pipeline system in an effort to decrease third party excavation damage, which is the greatest cause of any pipeline damage on our system. We encourage focused efforts to improve the safety of our industry as a whole.

The safeguarding of our information technology infrastructure is important to our business as an operational investment to integrate, standardize, centralize and streamline our operations. We rely on these technological tools for enterprise resource planning, customer service solutions for integration of planning, scheduling and dispatching of field resources, automated meter reading and customer information for billing, to name a few. We are subject to cybersecurity risks related to breaches in technologies that are used in our natural gas distribution operations and other business processes when there is unauthorized access of digital data with the intent to misappropriate information, corrupt data or cause operational disruptions. A breakdown or breach in our systems could occur and could result in the unauthorized release of individually identifiable customer or other sensitive data and have an adverse effect on our reputation, financial position, results of operations and/or cash flows. To protect confidential customer, vendor, financial and employee information, we believe we have appropriate levels of security measures in place to secure our information systems from cybersecurity attacks or breaches, in addition to having a comprehensive identity theft protection program to protect customer information together with a cybersecurity insurance policy.

Our financial strength and flexibility is critical to our success as a company. We will continue our stewardship to maintain our financial strength which includes a strong balance sheet, investment-grade credit ratings and continued access to capital markets. We continue to evaluate the strength of financial institutions with which we have working relationships to ensure access to funds for operations and capital investments. Our capital plan includes maintaining a long-term debt-to-capitalization ratio within a range of 45% to 50%. We will continue to control our operating costs, implement new technologies and work with our state regulators to maintain fair rates of return and balance the interests of our customers and shareholders.

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

Executive Summary

Natural gas production in North America continues to provide supply stability and price moderation for natural gas as a commodity. The lower price of natural gas has allowed us to significantly lower the cost of gas to our customers in North Carolina, South Carolina and Tennessee. Currently, natural gas has a price advantage over many other fuels, and it is anticipated that the cost of natural gas will remain low and competitive. Natural gas also has an environmental advantage over other fossil fuels. For example, the outlook for growth in natural gas consumption will be driven greatly by growth in gas use for power generation.

With our continued focus on residential, commercial and industrial customer conversions to natural gas and power generation gas delivery service opportunities, we continue to educate energy consumers about the benefits of natural gas as the fuel of choice because of its comfort, affordability, efficiency and environmental benefits, as well as the reliability and safety of our service and system. In this fiscal year to date, customer additions compared to the same period in 2011 increased 22% in our residential market and 15% in our commercial market. Residential gains were driven primarily by growth in our residential new construction and conversion markets where building permits increased modestly and lower wholesale natural gas costs continued to favorably position natural gas relative to other energy sources. Increased commercial growth reflected improvements in both commercial new construction activity and commercial conversion opportunities. We continue to forecast gross customer addition growth for fiscal 2012 of approximately 1%.

We completed pipeline expansion projects in December 2011 and June 2012 to provide long-term gas transportation service to two power generation customers in our market area. We have one pipeline expansion project under construction to provide natural gas delivery service to a power generation facility currently under construction in North Carolina with a targeted in service date by June 2013. See the following discussion of our forecasted capital investment related to the construction of the natural gas pipelines and compressor stations to serve these new power generation facilities in “Cash Flows from Investing Activities” in Item 2 of this Form 10-Q in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We see an opportunity in the clean energy technology of compressed natural gas (CNG) vehicles. We are executing a plan to build more CNG fueling stations in our service area for use by our own vehicle fleet as well as by third party customers. Currently, approximately 13% of our vehicle fleet uses CNG. We have five company CNG fueling stations in use, and we plan to construct up to five more in fiscal year 2012 to serve our operational facilities. Within two years, we anticipate that up to 33% of our fleet may be capable of using CNG. We are also actively pursuing other commercial fleets to utilize company CNG stations and have had discussions with commercial customers for fueling stations at customer sites where there is sufficient demand.

We continue our regulatory strategy to align our rate structures between shareholder and customer interests. On January 23, 2012, the TRA approved in a general rate proceeding an annual increase of $11.9 million in rates and charges to all customers, based on an approved rate of return of equity of 10.2%, effective March 1, 2012. This represents an increase of 6.3% above the prior annual revenue. As part of the settlement, we have shifted more of our cost recovery to the fixed portion of the customers’ bills to somewhat mitigate fluctuations in volumetric usage. Also approved was an expansion of the WNA period to October through April with updated WNA factors and the recovery of various deferred regulatory assets.

To support our strategic objectives focusing on excellence in customer service, as discussed above in the “Overview,” during this fiscal year, we have reorganized our field customer services, sales and marketing, field operations and maintenance and construction departments into functional organizations to provide a more focused and better managed approach to customer service with an end goal of increasing customer loyalty and satisfaction while improving operational efficiencies. We have also implemented centralized service scheduling work processes and system enhancements to better serve our customers in a more timely and efficient fashion.

In order to fund our capital expansion projects as well as our ongoing capital needs, we have continued to focus on securing funds at the lowest cost to us to provide for operations and capital investments. In March 2012, we initiated a commercial paper (CP) program that is backstopped by our syndicated revolving credit facility for a combined borrowing capacity of $650 million. We anticipate interest expense savings of $2.5 million annually due to the lower interest rates associated with the sale of CP compared to drawing on our syndicated revolving credit facility. Also in March 2012, we entered into an agreement to issue $300 million of senior unsecured long-term debt in a private placement with a blended interest rate of 3.54%. We will issue $100 million in July 2012 and the remaining $200 million in October 2012 with the proceeds being used to repay short-term debt incurred in part for funding of capital expenditures. We also have an open shelf registration filed in June 2011 with the SEC that is available for future issuances of debt or equity.

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

The results for the three months and six months ended April 30, 2012 continue to reflect the warmer-than-normal 2011-2012 winter heating season with weather for three months and six months ended April 30, 2012 being 28% and 21% warmer than normal, respectively. Weather was 19% and 27% warmer than the prior year three-month and six-month periods, respectively.

During the three months ended April 30, 2012, net income increased $2.8 million as compared with the prior year period primarily due to a decrease of $7.2 million in utility interest charges due to an increase in capitalized interest, or the borrowed allowance for funds used during construction, and lower interest expense on long-term debt, partially offset by the following:

•	Operations and maintenance expenses increased $1.6 million primarily due to increases in medical coverage premiums and defined benefit pension costs.

•	Margin decreased $1 million primarily due to decreased volumes sold to industrial customers and decreased secondary market activity from warmer weather and less wholesale natural gas price volatility.

During the six months ended April 30, 2012, net income decreased $5.4 million as compared with the prior year period primarily due to the following:

•

Margin decreased $10.8 million from several factors, primarily influenced by weather. Margin from secondary market activity decreased $5.7 million due to warmer weather and less wholesale natural gas price volatility. Residential and commercial retail margin decreased $3.9 million primarily from decreased sales of 21.3 million dekatherms due to warmer weather. The majority of the margin decrease is attributable to our residential and commercial customer classes in South Carolina and Tennessee where our rates are not fully decoupled and WNA does not perfectly adjust for variances in warmer- or colder-than-normal weather. Margin from the sales to and transport of gas for our industrial and resale customers decreased $1.8 million primarily because of warmer weather, partially offset by an increase in margin of $.9 million from power generation customers.

•	Income from equity method investments decreased $2.2 million primarily due to a decrease in earnings from SouthStar Energy Services LLC (SouthStar) as a result of warmer weather.

•	Operations and maintenance expenses increased $8.9 million primarily due to increases in medical coverage premiums and pension expense, including the absence of a regulatory pension deferral in 2012.

These decreases were partially offset by a decrease of $11 million in utility interest charges primarily due to an increase in capitalized interest, or the borrowed allowance for funds used during construction, and lower interest expense on long-term debt.

Even though operations and maintenance expenses are higher in the current periods as compared with the prior periods, we are actively working to control costs where possible through payroll, corporate charges and various discretionary spending items. We have benefited from cost containment measures taken during the current fiscal year, and we will continue to review areas where we could benefit further.

Additional information on operating results for the three-month and six-month periods follows.

Results of Operations

We reported net income of $50.2 million for the three months ended April 30, 2012 as compared to $47.4 million for the same period in 2011. The following table provides a comparison of the components of our consolidated statements of comprehensive income for the three months ended April 30, 2012 as compared with the three months ended April 30, 2011.

Comprehensive Income Statement Components

	Three Months Ended April 30
In thousands, except per share amounts	2012	2011	Variance	Percent Change
Operating Revenues	$308,432	$392,567	$(84,135)	(21.4)%
Cost of Gas	136,481	219,636	(83,155)	(37.9)%

Margin	171,951	172,931	(980)	(0.6)%

Operations and Maintenance	60,511	58,936	1,575	2.7%
Depreciation	25,269	25,425	(156)	(0.6)%
General Taxes	9,299	9,464	(165)	(1.7)%
Utility Income Taxes	28,090	26,179	1,911	7.3%

Total Operating Expenses	123,169	120,004	3,165	2.6%

Operating Income	48,782	52,927	(4,145)	(7.8)%
Other Income (Expense), net of tax	7,073	7,344	(271)	(3.7)%
Utility Interest Charges	5,663	12,863	(7,200)	(56.0)%

Net Income	$50,192	$47,408	$2,784	5.9%

Average Shares of Common Stock:
Basic	71,731	71,824	(93)	(0.1)%
Diluted	72,026	72,061	(35)	—%

Earnings Per Share of Common Stock:
Basic	$0.70	$0.66	$0.04	6.1%
Diluted	$0.70	$0.66	$0.04	6.1%

We reported net income of $126.4 million for the six months ended April 30, 2012 as compared to $131.8 million for the same period in 2011. The following table provides a comparison of the components of our consolidated statements of comprehensive income for the six months ended April 30, 2012 as compared with the six months ended April 30, 2011.

Comprehensive Income Statement Components
	Six Months Ended April 30
In thousands, except per share amounts	2012	2011	Variance	Percent Change
Operating Revenues	$780,272	$1,044,623	$(264,351)	(25.3)%
Cost of Gas	388,085	641,686	(253,601)	(39.5)%

Margin	392,187	402,937	(10,750)	(2.7)%

Operations and Maintenance	118,908	109,994	8,914	8.1%
Depreciation	51,447	50,472	975	1.9%
General Taxes	17,920	20,561	(2,641)	(12.8)%
Utility Income Taxes	75,311	78,114	(2,803)	(3.6)%

Total Operating Expenses	263,586	259,141	4,445	1.7%

Operating Income	128,601	143,796	(15,195)	(10.6)%
Other Income (Expense), net of tax	10,686	11,932	(1,246)	(10.4)%
Utility Interest Charges	12,868	23,880	(11,012)	(46.1)%

Net Income	$126,419	$131,848	$(5,429)	(4.1)%

Average Shares of Common Stock:
Basic	71,931	72,012	(81)	(0.1)%
Diluted	72,226	72,279	(53)	(0.1)%

Earnings Per Share of Common Stock:
Basic	$1.76	$1.83	$(0.07)	(3.8)%
Diluted	$1.75	$1.82	$(0.07)	(3.8)%

Key statistics are shown in the table below for the three months ended April 30, 2012 and 2011.

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended April 30
	2012	2011	Variance	Percent Change
Deliveries in Dekatherms (in thousands):
Sales Volumes	24,024	28,763	(4,739)	(16.5)%
Transportation Volumes	56,176	36,814	19,362	52.6%

Throughput	80,200	65,577	14,623	22.3%

Secondary Market Volumes	13,038	10,976	2,062	18.8%

Customers Billed (at period end)	984,125	978,469	5,656	0.6%
Gross Customer Additions	2,620	2,141	479	22.4%

Degree Days
Actual	865	1,074	(209)	(19.5)%
Normal	1,194	1,200	(6)	(0.5)%
Percent warmer than normal	(27.6)%	(10.5)%	n/a	n/a

Number of Employees (at period end)	1,775	1,787	(12)	(0.7)%

Key statistics are shown in the table below for the six months ended April 30, 2012 and 2011.

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Six Months Ended April 30
	2012	2011	Variance	Percent Change
Deliveries in Dekatherms (in thousands):
Sales Volumes	62,621	84,939	(22,318)	(26.3)%
Transportation Volumes	107,808	78,481	29,327	37.4%

Throughput	170,429	163,420	7,009	4.3%

Secondary Market Volumes	24,485	25,262	(777)	(3.1)%

Customers Billed (at period end)	984,125	978,469	5,656	0.6%
Gross Customer Additions	6,058	4,998	1,060	21.2%

Degree Days
Actual	2,433	3,352	(919)	(27.4)%
Normal	3,063	3,065	(2)	(0.1)%
Percent (warmer) colder than normal	(20.6)%	9.4%	n/a	n/a

Number of Employees (at period end)	1,775	1,787	(12)	(0.7)%

Operating Revenues

Changes in operating revenues for the three months and six months ended April 30, 2012 compared with the same periods in 2011 are presented below.

Changes in Revenues - Increase (Decrease)

In millions	Three Months	Six Months
Gas costs passed through to sales customers	$(82.8)	$(269.5)
Secondary market revenues	(16.3)	(70.5)
Margin decoupling mechanism	10.2	54.9
WNA	4.8	18.3
Transportation revenues	1.5	3.4
Other	(1.5)	(1.0)

Total	$(84.1)	$(264.4)

Gas costs passed through to sales customers – the decreases for the three months and six months are primarily due to lower volumes delivered and lower gas costs passed through to sales customers.

Secondary market revenues – the decreases for the three months and six months are due to decreased activity and margins.

Margin decoupling mechanism – the increases for the three months and six months are primarily due to warmer-than-normal weather in North Carolina.

WNA – the increases for the three months and six months are due to warmer-than-normal weather in South Carolina and Tennessee.

Transportation revenues – the increases for the three months and six months are primarily due to increased volumes delivered to power generation customers.

Cost of Gas

Changes in cost of gas for the three months and six months ended April 30, 2012 compared with the same periods in 2011 are presented below.

Changes in Cost of Gas – Increase (Decrease)

In millions	Three Months	Six Months

Commodity gas costs passed through to sales customers	$(68.9)	$(209.5)
Commodity gas costs – secondary market transactions	(16.1)	(64.8)
Pipeline demand charges	(1.4)	(5.5)
Regulatory approved gas cost mechanisms	1.6	24.9
Other	1.6	1.3

Total	$(83.2)	$(253.6)

Commodity gas costs passed through to sales customers – the decreases for the three months and six months are due to lower volumes sold and lower gas costs passed through to sales customers.

Commodity gas costs – secondary market transactions – the decreases for the three months and six months are due to lower average gas costs.

Pipeline demand charges – the decreases for the three months and six months are primarily due to changing asset manager payments.

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

Margin

Changes in margin for the three months and six months ended April 30, 2012 compared with the same periods in 2011 are presented below.

Changes in Margin – Increase (Decrease)

In millions	Three Months	Six Months

Secondary market activity	$(.2)	$(5.7)
Sales to residential and commercial customer classes	.4	(3.9)
Industrial customer activity	(.6)	(.9)
Net gas cost adjustments	(.6)	(.3)

Total	$(1.0)	$(10.8)

Secondary market activity – the decreases for the three months and six months are due to decreased activity resulting from warmer weather and less wholesale natural gas price volatility.

Sales to residential and commercial customer classes – the increase for the three months is primarily due to customer growth. The decrease for the six months is primarily due to warmer weather in jurisdictions where our rates are not fully decoupled and WNA does not perfectly adjust for variances from normal weather, slightly offset by customer growth.

Industrial customer activity (including power generation) – the decreases for the three months and six months are due to decreased volumes in the industrial market.

Our utility margin is defined as natural gas revenues less natural gas commodity purchases and fixed gas costs for transportation and storage capacity. Margin, rather than revenues, is used by management to evaluate utility operations due to the passthrough of changes in wholesale commodity gas costs, which accounted for 36% of revenues for the six months ended April 30, 2012, and transportation and storage costs, which accounted for 8%.

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

Operations and Maintenance Expenses

Changes in operations and maintenance expenses for the three months and six months ended April 30, 2012 compared with the same periods in 2011 are presented below.

Changes in Operations and Maintenance Expenses – Increase/(Decrease)

In millions	Three Months	Six Months
Employee benefits expense	$1.5	$5.6
Corporate dues and fees expense	.5	1.0
Other	(.4)	2.3

Total	$1.6	$8.9

Employee benefit expense – the increases for the three months and six months are due primarily to increases in medical coverage premiums and defined benefit pension costs, and for the six months, the absence of a regulatory pension deferral in 2012.

Corporate dues and fees expense – the increases for the three months and six months are due primarily to the timing of the annual DOT pipeline safety fee.

Depreciation

Depreciation expense increased $1 million for the six months ended April 30, 2012 compared with the same period in 2011 primarily due to increases in plant in service, partially offset by lower depreciation rates applied to South Carolina property, effective November 1, 2011, and Tennessee property, effective March 1, 2012. The quarter change was insignificant.

General Taxes

General taxes decreased $2.6 million for the six months ended April 30, 2012 compared with the same period in 2011 primarily due to the accrual of a liability in 2011 for sales tax on certain customer accounts that were not exempt from sales tax in the prior period. The quarter change was insignificant.

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

The primary change to Other Income (Expense) for the six months ended April 30, 2012 compared with the same period in 2011 was in income from equity method investments. All other changes for the three months ended April 30, 2012 compared with the same period in 2011 were insignificant.

Income from equity method investments decreased $2.2 million for the six months ended April 30, 2012 compared with the same period in 2011 due to a $2.7 million decrease in earnings from SouthStar primarily due to lower customer usage related to warmer-than-normal weather, net of weather derivatives, and the recording of a lower of cost or market storage inventory adjustment in the current year period as compared with the prior year period, partially offset by higher retail spreads and lower transportation and gas costs.

Utility Interest Charges

Changes in utility interest charges for the three months and six months ended April 30, 2012 compared with the same periods in 2011 are presented below.

Changes in Utility Interest Charges – Increase (Decrease)

In millions	Three Months	Six Months

Borrowed allowance for funds used during construction	$(4.7)	$(6.8)
Interest expense on long-term debt	(2.1)	(4.1)
Interest expense on short-term debt	.3	1.0
Other	(.7)	(1.1)

Total	$(7.2)	$(11.0)

Borrowed allowance for funds used during construction – the decreases to interest expense for the three months and six months are due to an increase in capitalized interest primarily as a result of increased construction expenditures in the current periods.

Interest expense on long-term debt – the decreases for the three months and six months are primarily due to lower amounts of debt outstanding in the current periods at lower interest rates.

Interest expense on short-term debt – the increases for the three months and six months are primarily due to higher balances outstanding during the current periods offset in part by average interest rates being approximately 45 basis points lower for the current three month period and 16 basis points lower in the current six month period.

Financial Condition and Liquidity

To meet our capital and liquidity requirements, we rely on certain resources, including cash flows from operating activities, access to capital markets, cash generated from our investments in joint ventures and short-term debt. Our capital market strategy has continued to focus on maintaining a strong balance sheet, ensuring sufficient cash resources and daily liquidity, accessing capital markets at favorable times when needed, managing critical business risks, and maintaining a balanced capital structure through the issuance of equity or long-term debt securities or the repurchase of our equity securities.

Short-term debt is vital in order to meet working capital needs, such as our seasonal requirements for gas supply, general corporate liquidity, capital expenditures and approved investments. We rely on short-term debt together with long-term capital markets to provide a significant source of liquidity to meet operating requirements that are not satisfied by internally generated cash flows. Currently, cash flows from operations are not adequate to finance the full cost of planned capital expenditures, which are fundamental to support our system infrastructure and the growth in our customer base.

The level of short-term debt can vary significantly due to changes in the wholesale cost of natural gas and the level of purchases of natural gas supplies for storage to serve customer demand. We pay our suppliers for natural gas purchases before we collect our costs from customers through their monthly bills. If wholesale gas prices increase, we may incur more short-term debt for natural gas inventory and other operating costs since collections from customers could be slower and some customers may not be able to pay their gas bills on a timely basis.

We believe the capacity of short-term credit available to us under our revolving syndicated credit facility and our CP program and the issuance of debt and equity securities, together with cash provided by operating activities, will continue to allow us to meet our needs for working capital, construction expenditures, investments in joint ventures, anticipated debt redemptions, dividend payments, employee benefit plan contributions, common share repurchases and other cash needs.

Short-Term Debt. We have a $650 million three-year revolving syndicated credit facility that expires on January 25, 2014. The credit facility has an option to expand up to $850 million. We pay an annual fee of $30,000 plus fifteen basis points for any unused amount up to $650 million.

On March 1, 2012, we established a $650 million unsecured CP program that is backstopped by the revolving syndicated credit facility. The notes issued under the CP program may have maturities not to exceed 397 days from the date of issuance. The amounts outstanding under the revolving syndicated credit facility and the CP program, either individually or in the aggregate, cannot exceed $650 million. Any borrowings under the CP program rank equally with our other unsubordinated and unsecured debt.

During the three months ended April 30, 2012, short-term debt ranged from $365 million to $460 million, and interest rates ranged from .22% to 1.17%. During the six months ended April 30, 2012, short-term debt ranged from $328.5 million to $475.5 million, and interest rates ranged from .22% to 1.20%. For further information on short-term debt activity, see Note 5 to the consolidated financial statements in this Form 10-Q.

Our short-term debt as of April 30, 2012 consists of $380 million of notes outstanding under our CP program. The notes under the CP program are expected to be refinanced in part with long-term debt that we will issue in July and October 2012. We have reclassified these notes, limited to the $300 million to be issued as private placement long-term debt, to “Long-term debt” in the consolidating balance sheets. For further information, see Note 4 to the consolidated financial statements in this Form 10-Q. The remaining balance of $80 million of CP notes outstanding is included in “Short-term debt” in the consolidated balance sheets.

Highlights for our short-term debt as of April 30, 2012 and for the quarter ended April 30, 2012 are presented below.

Short-Term Debt

As of April 30, 2012

In thousands	Commercial Paper	Credit Facility	Total Borrowings

End of period (April 30, 2012):
Amount outstanding	$380,000	$—	$380,000
Weighted average interest rate	0.39%	—%	.39%

During the period (February 1, 2012—April 30, 2012):
Average amount outstanding	$331,900	$186,300	$413,700
Weighted average interest rate	0.35%	1.15%	.71%

Maximum amount outstanding:
February	$—	$458,500	$458,500
March (1)	410,000	421,500	460,000
April	405,000	—	405,000

(1)	During March, we were borrowing under both the credit facility and CP program for a portion of the month.

As of April 30, 2012, we had $10 million available for letters of credit under our revolving syndicated credit facility, of which $2.9 million were issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of April 30, 2012, unused lines of credit available under our revolving syndicated credit facility, including the issuance of the letters of credit, totaled $267.1 million.

Cash Flows from Operating Activities. The natural gas business is seasonal in nature. Operating cash flows may fluctuate significantly during the year and from year to year due to working capital changes within our utility and non-utility operations. The major factors that affect our working capital are weather, natural gas purchases and prices, natural gas storage activity, collections from customers and deferred gas cost recoveries. We rely on operating cash flows and short-term debt to meet seasonal working capital needs. During our first and second quarters, we generally experience overall positive cash flows from the sale of flowing gas and gas withdrawal from storage and the collection of amounts billed to customers during the November through March winter heating season. Cash requirements generally increase during the third and fourth quarters due to increases in natural gas purchases injected into storage, construction activity and decreases in receipts from customers.

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

Because of the weak economy, including continued high unemployment, we may incur additional bad debt expense as well as experience increased customer conservation. We may incur more short-term debt to pay for gas supplies and other operating costs since collections from customers could be slower and some customers may not be able to pay their bills. Regulatory margin stabilizing and cost recovery mechanisms, such as those that allow us to recover the gas cost portion of bad debt expense, are expected to mitigate the impact these factors may have on our results of operations. With the unusually warmer-than-normal winter of 2011-2012 together with lower natural gas prices this fiscal year, we have experienced lower levels of bad debt expense.

Net cash provided by operating activities was $244.5 million and $284.8 million for the six months ended April 30, 2012 and 2011, respectively. Net cash provided by operating activities reflects a decrease of $5.4 million in net income for 2012 compared with 2011 primarily due to lower margin earned in 2012 as well as higher operating costs. The effect of changes in working capital on net cash provided by operating activities is described below:

•

Trade accounts receivable and unbilled utility revenues increased $12.4 million from October 31, 2011 primarily due to the winter consumption of gas and decreased $39.3 million compared with April 30, 2011 primarily due to 27.4% warmer weather during the current period than the same prior period. Volumes sold to weather-sensitive residential and commercial customers decreased 21.3 million dekatherms as compared with the same prior period. Total throughput increased 7 million dekatherms as compared with the same prior period, largely from increased volumes of 31.4 million dekatherms, or 112.5%, sold to and transported for power generation customers, partially offset by decreased sales to residential, commercial and industrial customers.

•	Net amounts due from customers increased $8.9 million from October 31, 2011 primarily due to the timing of collection of deferred gas costs through rates.

•

Gas in storage decreased $18.4 million in the current period primarily due to a decrease in the weighted average cost of gas, partially offset by increased volumes of gas in storage from lower customer sales in 2012 primarily due to warmer weather as discussed above.

•

Prepaid gas costs decreased $21.6 million in the current period primarily due to gas being made available for sale during the period. Under some gas supply contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

•	Trade accounts payable decreased $6 million in the current period primarily due to decreases in the commodity cost of gas.

Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA mechanism in Tennessee, effective March 1, 2012 as a result of our rate case settlement, applies to the months of October through April for residential and commercial billings. The WNA in South Carolina and Tennessee, which includes the additional month of April 2012 in Tennessee, generated charges to customers of $13.7 million and credits of $4.7 million in the six months ended April 30, 2012 and 2011, respectively. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers”

or “Amounts due to customers” in the consolidated balance sheets for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism increased margin by $38.7 million and decreased margin by $16.2 million in the six months ended April 30, 2012 and 2011, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanism.

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

Cash Flows from Investing Activities. Net cash used in investing activities was $229.2 million and $86.7 million for the six months ended April 30, 2012 and 2011, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the six months ended April 30, 2012 were $220.3 million as compared to $89.4 million in the same prior period primarily due to expending $127 million for the construction of power generation service delivery projects in 2012 as compared with $23 million expended for these projects in the same prior period.

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

We anticipate making capital expenditures, including allowance for funds used during construction, of $250 - 270 million and $105 –115 million in our fiscal years 2012 and 2013, respectively, to provide natural gas service for two new power generation facilities in North Carolina. These expenditures are significantly higher than we have traditionally expended for service expansions. We intend to fund expenditures related to these projects in a manner that maintains our targeted capitalization ratio of 45-50% in long-term debt and 50-55% in common equity. Additional detail for the anticipated capital expenditures follows.

In millions	2012	2013	2014

Utility capital expenditures	$290 - 330	$310 - 340	$175 - 225
Power generation related capital expenditures	250 - 270	105 - 115	—

Total forecasted capital expenditures	$540 - 600	$415 - 455	$175 - 225

In October 2009, we reached an agreement with Progress Energy Carolinas to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. The agreement, approved by the NCUC in May 2010, called for us to construct approximately 38 miles of 20-inch transmission pipeline along with compression facilities to provide natural gas delivery service to the plant. Our natural gas delivery service for the project was placed in service on June 1, 2012, and our investment in the pipeline and compression facilities is supported by a long-term service agreement. To provide the additional delivery service, we have executed an agreement with Cardinal Pipeline Company, L.L.C. (Cardinal) to expand our firm capacity requirement by 149,000 dekatherms per day to serve this facility. This will require Cardinal to spend an estimated $48 million to expand its system in order to increase its firm capacity by up to 199,000 dekatherms per day for us and another customer. As a 21.49% equity venture partner of Cardinal, we will invest an estimated $10.3 million in Cardinal’s system expansion. Capital contributions related to this system expansion began in January 2011 and will continue on a periodic basis through September 2012. As of April 30, 2012, our contributions to date related to this system expansion were $9.6 million. Cardinal’s expansion service for the project was also placed into service on June 1, 2012. For further information regarding this agreement, see Note 12 to the consolidated financial statements in this Form 10-Q.

In April 2010, we reached another agreement with Progress Energy Carolinas to provide natural gas delivery service to a power generation facility to be built at their existing Sutton site near Wilmington, North Carolina. The agreement, also approved by the NCUC in May 2010, calls for us to construct approximately 130 miles of transmission pipeline along with compression facilities to provide natural gas delivery service to the plant by June 2013, and our investment in the pipeline and compression facilities is supported by a long-term service agreement.

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

Cash Flows from Financing Activities. Net cash used in financing activities was $11.7 million and $194.4 million for the six months ended April 30, 2012 and 2011, respectively. Funds are primarily provided from short-term borrowings and the issuance of common stock through our dividend reinvestment and stock purchase plan (DRIP) and our employee stock purchase plan (ESPP). We may sell common stock and long-term debt when market and other conditions favor such long-term financing. Funds are primarily used to retire long-term debt, pay down outstanding short-term debt, repurchase common stock under the common stock repurchase program and pay quarterly dividends on our common stock.

On March 1, 2012, we established a $650 million unsecured CP program. With the lower interest rates associated with the sale of CP compared to drawing on our syndicated revolving credit facility, we anticipate interest expense savings of $2.5 million annually. For further information on our CP program, see the previous discussion of “Short-Term Debt” in “Financial Condition and Liquidity.”

Outstanding debt under our syndicated revolving credit facility and CP program increased to $380 million as of April 30, 2012 from $331 million as of October 31, 2011 primarily due to higher capital expenditures. For further information on short-term debt, see Note 5 to the consolidated financial statements in this Form 10-Q and the previous discussion of “Short-Term Debt” in “Financial Condition and Liquidity.”

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

We continually monitor customer growth trends, opportunities in our markets, the economic recovery of our service area and the timing of any infrastructure investments that would require the need for additional long-term debt. On March 27, 2012, we entered into an agreement to issue $300 million of notes in a private placement with a blended interest rate of 3.54%. On or around July 16, 2012, we will issue $100 million with an interest rate of 3.47%. On or around October 15, 2012, we will issue the remaining $200 million with an interest rate of 3.57%. Both issuances will mature on July 16, 2027. These proceeds will be used for general corporate purposes, including the repayment of short-term debt incurred in part for funding of capital expenditures.

During the six months ended April 30, 2012 and 2011, we issued $10.8 million and $10.4 million, respectively, of common stock through DRIP and ESPP. From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Part II, Item 2 in this Form 10-Q. During the six months ended April 30, 2012, we repurchased and retired .8 million shares for $27 million, leaving a balance of 2,910,074 shares available for repurchase under the program. On February 28, 2012, upon final settlement of this transaction, we received $.5 million from the investment bank. During the six months ended April 30, 2011, we repurchased and retired .8 million shares for $22.2 million under the program that settled in our second quarter in 2011. On March 21, 2011, final settlement of the transaction occurred, and we paid $.8 million to the investment bank.

We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which long-term debt was issued restrict the amount of cash dividends that may be paid. As of April 30, 2012, our retained earnings were not restricted. On June 7, 2012, the Board of Directors declared a quarterly dividend on common stock of $.30 per share, payable July 13, 2012 to shareholders of record at the close of business on June 22, 2012.

Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity. As of April 30, 2012, our capitalization as presented in our financial statements in this Form 10-Q, including current maturities of long-term debt, if any, consisted of 48% in long-term debt and 52% in common equity. Our contractual long-term debt excludes the $300 million reclassification of CP that is expected to be refinanced with long-term debt. Without this $300 million reclassification, as of April 30, 2012, our capitalization, including current maturities of contractual long-term debt, if any, consisted of 39% in contractual long-term debt and 61% in common equity.

The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of April 30, 2012 and 2011, and October 31, 2011, are summarized in the table below.

	April 30		October 31		April 30
In thousands	2012	Percentage	2011	Percentage	2011	Percentage
Short-term debt	$80,000	4%	$331,000	16%	$103,500	5%
Current portion of long-term debt	—	—%	—	—%	256,843	14%
Long-term debt	975,000	46%	675,000	34%	475,000	25%

Total debt	1,055,000	50%	1,006,000	50%	835,343	44%
Common stockholders’ equity	1,064,811	50%	996,923	50%	1,046,944	56%

Total capitalization (including short-term debt)	$2,119,811	100%	$2,002,923	100%	$1,882,287	100%

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

As of April 30, 2012, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services (S&P) and “A3” by Moody’s Investors Service (Moody’s). Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. S&P and Moody’s have issued credit ratings on the CP program at A1 and P2, respectively. Credit ratings and outlooks are opinions of the rating agency and are subject to their ongoing review. A significant decline in our operating performance, capital structure or a significant reduction in our liquidity could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by our rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of April 30, 2012, there has been no event of default giving rise to acceleration of our debt.

Estimated Future Contractual Obligations

During the three months ended April 30, 2012, there were no material changes to our estimated future contractual obligations in Management’s Discussion and Analysis in this Form 10-Q compared to what we disclosed in our Form 10-K for the year ended October 31, 2011.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements other than letters of credit and operating leases. The letters of credit are discussed in Note 5 to the consolidated financial statements in this Form 10-Q. The operating leases were discussed in Note 8 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2011.

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

During the six months ended April 30, 2012, there were no material changes in the way that we monitor and manage market risk and credit risk in accordance with our policies and procedures. Our exposure to and management of interest rate risk, commodity price risk and weather risk has remained the same during the six months ended April 30, 2012. Our annual discussion of market risk was included in Item 7A of our Form 10-K as of October 31, 2011.

Additional information concerning market risk is included in “Financial Condition and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 in this Form 10-Q.

As of April 30, 2012, we had $380 million of debt outstanding under our CP program at an interest rate of .39%, which at April 30, 2012 was the rate for the CP program as we were not borrowing under the revolving syndicated credit facility. The carrying amount of this debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2 million during the six months ended April 30, 2012.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We have only routine immaterial litigation in the normal course of business.

Item 1A. Risk Factors

During the six months ended April 30, 2012, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sale of Unregistered Equity Securities.

None.

c) Issuer Purchases of Equity Securities.

The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended April 30, 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
Beginning of the period					2,910,074
2/1/12 - 2/29/12	—		$—	—	2,910,074
3/1/12 - 3/31/12	1,238	(2)	$31.89	—	2,910,074
4/1/12 - 4/30/12	—		$—	—	2,910,074

Total	1,238		$31.89	—

(1)	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment and stock purchase, employee stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. The additional four million shares were referred to as our accelerated share repurchase (ASR) program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.

(2)	The total number of shares purchased is shares withheld by us to satisfy tax withholding obligations related to the vesting of shares awarded under a retention award under an incentive compensation plan that is outside of the Common Stock Open Market Purchase Program.

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”), except out of net earnings available for restricted payments. As of April 30, 2012, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.

Item 6. Exhibits

4.1	Corporate Commercial Paper Master Note dated March 1, 2012 between U.S. Bank National Association as Paying Agent and Piedmont Natural Gas Company, Inc. as Issuer

4.2	Form of 3.47% Series A Senior Notes due July 16, 2027 (Exhibit 4.1, Form 8-K filed March 29, 2012)

4.3	Form of 3.57% Series B Senior Notes due July 16, 2027 (Exhibit 4.2, Form 8-K filed March 29, 2012)

Compensatory Contracts:

10.1	Employment Agreement, dated February 1, 2012, between Piedmont Natural Gas Company, Inc. and Victor M. Gaglio

10.2	Severance Agreement, dated February 1, 2012, between Piedmont Natural Gas Company, Inc. and Victor M. Gaglio

Other Contracts:
10.3	Form of Commercial Paper Dealer Agreement, dated March 1, 2012, between Piedmont Natural Gas Company, Inc. and Dealers party thereto

10.4	Note Purchase Agreement, dated as of March 27, 2012, between Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (Exhibit 10.1, Form 8-K filed March 29, 2012)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

(1)	Furnished, not filed.

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Consolidated Balance Sheets at April 30, 2012 and October 31, 2011; (3) Consolidated Statements of Comprehensive Income for the three months and six months ended April 30, 2012 and 2011; (4) Consolidated Statements of Cash Flows for the six months ended April 30, 2012 and 2011; (5) Consolidated Statements of Stockholders’ Equity for the six months ended April 30, 2012 and 2011; and (6) Notes to Consolidated Financial Statements.

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

Piedmont Natural Gas Company, Inc.
(Registrant)

Date June 7, 2012	/s/ Karl W. Newlin
Karl W. Newlin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date June 7, 2012	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller
(Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.

Form 10-Q

For the Quarter Ended April 30, 2012

Exhibits

4.1	Corporate Commercial Paper Master Note dated March 1, 2012 between U.S. Bank National Association as Paying Agent and Piedmont Natural Gas Company, Inc. as Issuer

Compensatory Contracts:

10.1	Employment Agreement, dated February 1, 2012, between Piedmont Natural Gas Company, Inc. and Victor M. Gaglio

10.2	SeveranceAgreement, dated February 1, 2012, between Piedmont Natural Gas Company, Inc. and Victor M. Gaglio

Other Contract:

10.3	Form of Commercial Paper Dealer Agreement, dated March 1, 2012, between Piedmont Natural Gas Company, Inc. and Dealers party thereto

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer