Form 10-Q
period 2012-07-31
PIEDMONT NATURAL GAS CO INC
filed 2012-09-07
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2012
Common Stock, no par value	72,076,431

Piedmont Natural Gas Company, Inc.

Form 10-Q

for

July 31, 2012

Part I. Financial Information

Item 1. Financial Statements

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 31, 2012	October 31, 2011

ASSETS
Utility Plant:
Utility plant in service	$3,576,171	$3,377,310
Less accumulated depreciation	1,024,023	974,631

Utility plant in service, net	2,552,148	2,402,679
Construction work in progress	377,567	217,832
Plant held for future use	6,751	6,751

Total utility plant, net	2,936,466	2,627,262

Other Physical Property, at cost (net of accumulated depreciation of $834 in 2012 and $806 in 2011)	424	452

Current Assets:
Cash and cash equivalents	5,721	6,777
Trade accounts receivable (less allowance for doubtful accounts of $2,441 in 2012 and $1,347 in 2011)	66,155	57,035
Income taxes receivable	45,163	15,966
Other receivables	1,241	2,547
Unbilled utility revenues	4,851	28,715
Inventories:
Gas in storage	72,366	91,124
Materials, supplies and merchandise	1,023	1,368
Gas purchase derivative assets, at fair value	3,565	2,772
Amounts due from customers	64,909	38,649
Prepayments	23,845	39,128
Deferred income taxes	—	1,793
Other current assets	296	147

Total current assets	289,135	286,021

Noncurrent Assets:
Equity method investments in non-utility activities	85,707	85,121
Goodwill	48,852	48,852
Marketable securities, at fair value	2,137	1,439
Overfunded postretirement asset	22,936	22,879
Regulatory asset for postretirement benefits	77,649	81,073
Unamortized debt expense	12,791	11,315
Regulatory cost of removal asset	20,672	19,336
Other noncurrent assets	61,153	58,791

Total noncurrent assets	331,897	328,806

Total	$3,557,922	$3,242,541

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 31, 2012	October 31, 2011

CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock — no par value — 175 shares authorized	$—	$—
Common stock — no par value — shares authorized: 200,000; shares outstanding: 72,063 in 2012 and 72,318 in 2011	436,821	446,791
Retained earnings	608,404	550,584
Accumulated other comprehensive loss	(454)	(452)

Total stockholders’ equity	1,044,771	996,923
Long-term debt	975,000	675,000

Total capitalization	2,019,771	1,671,923

Current Liabilities:
Short-term debt	200,000	331,000
Trade accounts payable	87,847	85,721
Other accounts payable	30,086	43,959
Accrued interest	10,887	20,038
Customers’ deposits	22,215	25,462
Deferred income taxes	25,847	—
General taxes accrued	15,140	21,262
Amounts due to customers	1,830	2,617
Other current liabilities	4,412	4,073

Total current liabilities	398,264	534,132

Noncurrent Liabilities:
Deferred income taxes	591,538	512,961
Unamortized federal investment tax credits	1,744	2,004
Accumulated provision for postretirement benefits	14,816	14,671
Cost of removal obligations	486,679	466,000
Other noncurrent liabilities	45,110	40,850

Total noncurrent liabilities	1,139,887	1,036,486

Commitments and Contingencies (Note 9)

Total	$3,557,922	$3,242,541

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands except per share amounts)

	Three Months Ended July 31		Nine Months Ended July 31
	2012	2011	2012	2011

Operating Revenues	$161,123	$197,274	$941,395	$1,241,897
Cost of Gas	74,663	115,311	462,748	756,997

Margin	86,460	81,963	478,647	484,900

Operating Expenses:
Operations and maintenance	59,248	53,351	178,155	163,344
Depreciation	25,532	26,128	76,980	76,601
General taxes	8,275	9,206	26,196	29,767
Utility income taxes	(4,082)	(7,111)	71,228	71,003

Total operating expenses	88,973	81,574	352,559	340,715

Operating Income (Loss)	(2,513)	389	126,088	144,185

Other Income (Expense):
Income from equity method investments	3,290	2,360	21,234	22,500
Non-operating income	267	711	909	1,349
Non-operating expense	(342)	(303)	(1,389)	(1,481)
Income taxes	(1,238)	(482)	(8,090)	(8,149)

Total other income (expense)	1,977	2,286	12,664	14,219

Utility Interest Charges:
Interest on long-term debt	10,164	11,269	30,192	35,440
Allowance for borrowed funds used during construction	(6,656)	(1,928)	(17,131)	(5,603)
Other	569	2,037	3,885	5,422

Total utility interest charges	4,077	11,378	16,946	35,259

Net Income (Loss)	(4,613)	(8,703)	121,806	123,145

Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) from hedging activities of equity method investments, net of tax of $10 and ($125) for the three months ended July 31, 2012 and 2011, respectively, and ($535) and ($70) for the nine months ended July 31, 2012 and 2011, respectively	18	(191)	(837)	(110)
Reclassification adjustment of realized gain from hedging activities of equity method investments included in net income, net of tax of $268 and $47 for the three months ended July 31, 2012 and 2011, respectively, and $533 and $355 for the nine months ended July 31, 2012 and 2011, respectively	420	73	835	553

Total other comprehensive income (loss)	438	(118)	(2)	443

Comprehensive Income (Loss)	$(4,175)	$(8,821)	$121,804	$123,588

Average Shares of Common Stock:
Basic	71,936	72,007	71,933	72,010
Diluted	71,936	72,007	72,233	72,235

Earnings (Loss) Per Share of Common Stock:
Basic	$(0.06)	$(0.12)	$1.69	$1.71
Diluted	$(0.06)	$(0.12)	$1.69	$1.70

Cash Dividends Per Share of Common Stock	$0.30	$0.29	$0.89	$0.86

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended July 31
	2012	2011

Cash Flows from Operating Activities:
Net income	$121,806	$123,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,038	79,707
Amortization of investment tax credits	(260)	(122)
Allowance for doubtful accounts	1,094	1,929
Income from equity method investments	(21,234)	(22,500)
Distributions of earnings from equity method investments	13,988	14,961
Deferred income taxes, net	106,218	67,292
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	(793)	1,406
Receivables	14,873	(10,494)
Inventories	19,103	11,445
Amounts due from/to customers	(27,047)	48,202
Settlement of legal asset retirement obligations	(1,156)	(1,137)
Overfunded postretirement asset	(57)	(22,807)
Regulatory asset for postretirement benefits	3,424	1,558
Other assets	(16,109)	15,258
Accounts payable	(15,243)	(12,461)
Provision for postretirement benefits	145	607
Other liabilities	(13,648)	(16,015)

Net cash provided by operating activities	266,142	279,974

Cash Flows from Investing Activities:
Utility construction expenditures	(350,986)	(137,591)
Allowance for funds used during construction	(17,131)	(5,603)
Contributions to equity method investments	(3,566)	(6,222)
Distributions of capital from equity method investments	10,222	8,968
Proceeds from sale of property	734	885
Investments in marketable securities	(687)	(466)
Other	1,911	2,065

Net cash used in investing activities	(359,503)	(137,964)

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended July 31
	2012	2011

Cash Flows from Financing Activities:
Borrowings under credit facility	$350,000	$1,451,000
Repayments under credit facility	(681,000)	(1,423,500)
Net borrowings - commercial paper	400,000	—
Proceeds from issuance of long-term debt	100,000	200,000
Retirement of long-term debt	—	(196,922)
Expenses related to issuance of debt	(2,548)	(3,924)
Issuance of common stock through dividend reinvestment and employee stock plans	16,483	15,392
Repurchases of common stock	(26,528)	(23,004)
Dividends paid	(64,068)	(61,980)
Other	(34)	(6)

Net cash provided by (used in) financing activities	92,305	(42,944)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,056)	99,066
Cash and Cash Equivalents at Beginning of Period	6,777	5,619

Cash and Cash Equivalents at End of Period	$5,721	$104,685

Cash Paid During the Year for:
Interest	$43,075	$46,904

Income Taxes:
Income taxes paid	$4,215	$4,935
Income taxes refunded	88	1,893

Income taxes, net	$4,127	$3,042

Noncash Investing and Financing Activities:
Accrued construction expenditures	$3,384	$4,937

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands except per share amounts)

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance, October 31, 2010	72,282	$445,640	$519,831	$(530)	$964,941

Comprehensive Income:
Net income			123,145		123,145
Other comprehensive income				443	443

Total comprehensive income					123,588
Common Stock Issued	648	18,623			18,623
Common Stock Repurchased	(800)	(23,004)			(23,004)
Costs of Rescission Offer			(6)		(6)
Tax Benefit from Dividends Paid on ESOP Shares			76		76
Dividends Declared ($.86 per share)			(61,980)		(61,980)

Balance, July 31, 2011	72,130	$441,259	$581,066	$(87)	$1,022,238

Balance, October 31, 2011	72,318	$446,791	$550,584	$(452)	$996,923

Comprehensive Income:
Net income			121,806		121,806
Other comprehensive loss				(2)	(2)

Total comprehensive income					121,804
Common Stock Issued	545	16,558			16,558
Common Stock Repurchased	(800)	(26,528)			(26,528)
Tax Benefit from Dividends Paid on ESOP Shares			82		82
Dividends Declared ($.89 per share)			(64,068)		(64,068)

Balance, July 31, 2012	72,063	$436,821	$608,404	$(454)	$1,044,771

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

Seasonality and Use of Estimates

The unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at July 31, 2012 and October 31, 2011, the results of operations for the three months and nine months ended July 31, 2012 and 2011, cash flows for the nine months ended July 31, 2012 and 2011 and stockholders’ equity for the nine months ended July 31, 2012 and 2011. Our business is seasonal in nature. The results of operations for the three months and nine months ended July 31, 2012 do not necessarily reflect the results to be expected for the full year.

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

Significant Accounting Policies

Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2011. There were no significant changes to those accounting policies during the nine months ended July 31, 2012.

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

Regulatory assets and liabilities in the consolidated balance sheets as of July 31, 2012 and October 31, 2011 are as follows.

In thousands	July 31, 2012	October 31, 2011

Regulatory assets	$227,886	$200,135
Regulatory liabilities	485,368	466,953

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

For the fair value measurements of our derivatives and marketable securities, see Note 8 to the consolidated financial statements in this Form 10-Q. For the fair value measurements of our benefit plan assets, see Note 9 to our Form 10-K for the year ended October 31, 2011. For further information on our fair value methodologies, see “Fair Value Measurements” in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2011. There were no significant changes to these fair value methodologies during the three months ended July 31, 2012.

Recently Issued Accounting Guidance

In December 2011, the Financial Accounting Standards Board issued accounting guidance to improve disclosures and make information more comparable to International Financial Reporting Standards regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires an entity to disclose information about offsetting and related arrangements in tabular format to enable users of financial statements to understand the effect of those arrangements on the entity’s financial position. The new disclosure requirements are effective for annual periods beginning after January 1, 2013 and interim periods therein and require retrospective application in all periods presented. We will adopt this offsetting disclosure guidance for the first quarter of our fiscal year ending October 31, 2014. The adoption of this guidance will have no impact on our financial position, results of operations or cash flows.

2. Regulatory Matters

On February 26, 2010, we filed a petition with the Tennessee Regulatory Authority (TRA) to adjust the applicable rate for the collection of the Nashville franchise fee from certain customers. The proposed rate adjustment was calculated to recover the net $2.9 million of under-collected Nashville franchise fee payments as of May 31, 2009. In April 2010, the TRA passed a motion approving a new Nashville franchise fee rate designed to recover only the net under-collections that have accrued since June 1, 2005, which would deny us recovery of $1.5 million. In October 2011, the TRA issued an order denying us the recovery of $1.5 million of franchise fees consistent with its April 2010 motion, and we recorded $1.5 million in operations and maintenance expenses. In November 2011, we filed for reconsideration, which was granted on November 21, 2011. On February 13, 2012, a hearing on this matter was held before the TRA. On May 7, 2012, the TRA approved the recovery of an additional $.5 million in under-collected Nashville franchise fees covering years 2002 through May 2005, which we recorded as a reduction in operations and maintenance expenses.

On June 15, 2012, we filed with the Public Service Commission of South Carolina (PSCSC) a quarterly monitoring report for the twelve months ended March 31, 2012 and a cost and revenue study as permitted by the Natural Gas Rate Stabilization Act of 2005 requesting a change in rates from those approved by the PSCSC in the October 2011 order. On August 31, 2012, a settlement agreement with the Office of Regulatory Staff was filed with the PSCSC addressing our proposed rate changes. The settlement, if approved, will result in a $1.1 million annual decrease in margin based on a return on equity of 11.3%, effective November 1, 2012. We are waiting on a ruling by the PSCSC at this time.

On July 12, 2012, the PSCSC held a hearing on the annual review of our purchased gas costs and gas purchasing policies for the twelve months ended March 31, 2012. Prior to this hearing, on July 2, 2012, we and the Office of Regulatory Staff filed a joint settlement agreement that stated that our gas purchasing policies and practices during the review period were reasonable and prudent, that we had properly followed the gas cost recovery tariff provisions and relevant PSCSC orders and that we had managed our hedging program in a reasonable and prudent manner. On August 15, 2012, the PSCSC approved our purchased gas adjustments and found our gas purchasing policies to be prudent for the period under review.

On August 1, 2012, we filed testimony with the North Carolina Utilities Commission (NCUC) in support of our gas cost purchasing and accounting practices for the twelve months ended May 31, 2012. A hearing on this matter has been scheduled for October 2, 2012. We are waiting on a ruling by the NCUC at this time.

3. Earnings per Share

We compute basic earnings per share (EPS) using the weighted average number of shares of common stock outstanding during each period. Shares of common stock to be issued under approved incentive compensation plans are contingently issuable shares, as determined by applying the treasury stock method, and are included in our calculation of diluted EPS.

A reconciliation of basic and diluted EPS for the three months and nine months ended July 31, 2012 and 2011 is presented below.

	Three Months		Nine Months
In thousands except per share amounts	2012	2011	2012	2011

Net Income (Loss)	$(4,613)	$(8,703)	$121,806	$123,145

Average shares of common stock outstanding for basic earnings per share	71,936	72,007	71,933	72,010
Contingently issuable shares under incentive compensation plans *	—	—	300	225

Average shares of dilutive stock	71,936	72,007	72,233	72,235

Earnings (Loss) Per Share of Common Stock:
Basic	$(0.06)	$(0.12)	$1.69	$1.71
Diluted	$(0.06)	$(0.12)	$1.69	$1.70

*	For the three months ended July 31, 2012 and 2011, the inclusion of 300 and 204 contingently issuable shares, respectively, would have been antidilutive.

4. Long-Term Debt Instruments

On March 27, 2012, we entered into an agreement to issue $300 million of fifteen-year senior unsecured notes in a private placement with a blended interest rate of 3.54%. On July 16, 2012, we issued $100 million with an interest rate of 3.47%. On or around October 15, 2012, we will issue the remaining $200 million with an interest rate of 3.57%. Both issuances will mature on July 16, 2027. These proceeds will be used for general corporate purposes, including the repayment of short-term debt incurred in part for the funding of capital expenditures.

5. Short-Term Debt Instruments

We have a $650 million three-year revolving syndicated credit facility that expires on January 25, 2014. The credit facility has an option to expand up to $850 million. We pay an annual fee of $30,000 plus fifteen basis points for any unused amount up to $650 million. The facility provides a line of credit for letters of credit of $10 million, of which $2.9 million and $3.5 million were issued and outstanding at July 31, 2012 and October 31, 2011, respectively. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day LIBOR rate plus from 65 to 150 basis points, based on our credit ratings. Amounts borrowed are continuously renewable until the expiration of the facility in 2014 provided that we are in compliance with all terms of the agreement. Due to the seasonal nature of our business, amounts borrowed can vary significantly during the period.

We have a $650 million unsecured commercial paper (CP) program that is backstopped by the revolving syndicated credit facility. The notes issued under the CP program may have maturities not to exceed 397 days from the date of issuance. The amounts outstanding under the revolving syndicated credit facility and the CP program, either individually or in the aggregate, cannot exceed $650 million unless the option to expand the credit facility is exercised as discussed above. Any borrowings under the CP program rank equally with our other unsubordinated and unsecured debt. The notes under the CP program are not registered and are being offered and issued pursuant to an exemption from registration.

As of July 31, 2012, we have $400 million of notes outstanding under the CP program with original maturities ranging from 11 to 28 days from their dates of issuance. A portion of these notes in the amount of $200 million will be repaid from the proceeds received from the notes we will issue in October 2012, as discussed in Note 4 to the consolidated financial statements in this Form 10-Q. Since the amount of $200 million of the notes outstanding under the CP program are expected to be refinanced with long-term debt, this amount has been reclassified as “Long-term debt” in the consolidated balance sheets as of July 31, 2012. The remaining balance of $200 million under the CP program is included in “Short-term debt.”

Our outstanding short-term bank borrowings, as included in “Short-term debt” in the consolidated balance sheets, were $331 million, as of October 31, 2011, under our revolving syndicated credit facility in LIBOR cost-plus loans.

A summary of the short-term debt activity for the three and nine months ended July 31, 2012 is as follows.

	Commercial Paper		Credit Facility		Total Borrowings
In millions	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months

Minimum amount outstanding during period (1)	$375	$—	$—	$—	$375	$328.5
Maximum amount outstanding during period (1)	480	480	5	475.5	480	480
Minimum interest rate during period (2)	0.35%	0.22%	1.15%	1.15%	0.35%	0.22%
Maximum interest rate during period	0.41%	0.41%	1.15%	1.20%	1.15%	1.20%
Weighted average interest rate during period	0.39%	0.38%	1.15%	1.17%	0.39%	0.76%

(1)	During March, we were borrowing under both the credit facility and CP program for a portion of the month.
(2)	This is the minimum rate when we were borrowing under the credit facility and/or CP program.

Our revolving syndicated credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 53% at July 31, 2012.

For information on discussions regarding a proposed amendment and extension of our credit facility, see Note 15 to the consolidated financial statements in this Form 10-Q.

6. Capital Stock

Changes in common stock for the nine months ended July 31, 2012 are as follows.

In thousands	Shares	Amount

Balance, October 31, 2011	72,318	$446,791
Issued to participants in the Employee Stock Purchase Plan (ESPP)	22	657
Issued to the Dividend Reinvestment and Stock Purchase Plan	499	15,138
Issued to participants in the Incentive Compensation Plan (ICP)	24	763
Shares repurchased under Accelerated Share Repurchase agreement	(800)	(26,528)

Balance, July 31, 2012	72,063	$436,821

7. Marketable Securities

We have marketable securities that are invested in money market and mutual funds that are liquid and actively traded on the exchanges. These securities are assets that are held in rabbi trusts established for our deferred compensation plans. For further information on the deferred compensation plans, see Note 10 to the consolidated financial statements in this Form 10-Q.

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

The money market investments in the trust approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on the quoted market prices as traded on the exchanges. The composition of these securities as of July 31, 2012 and October 31, 2011 is as follows.

	July 31, 2012		October 31, 2011
In thousands	Cost	Fair Value	Cost	Fair Value

Current trading securities:
Money markets	$—	$—	$—	$—
Mutual funds	149	167	47	52

Total current trading securities	149	167	47	52

Noncurrent trading securities:
Money markets	238	238	217	217
Mutual funds	1,731	1,899	1,107	1,222

Total noncurrent trading securities	1,969	2,137	1,324	1,439

Total trading securities	$2,118	$2,304	$1,371	$1,491

8. Financial Instruments and Related Fair Value

Derivative Assets and Liabilities under Master Netting Arrangements

We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts of our derivative instruments and the fair value of the right to reclaim cash collateral. We use long position gas purchase options to provide some level of protection for our customers in the event of significant commodity price increases. As of July 31, 2012 and October 31, 2011, we had long gas purchase options providing total coverage of 40.3 million dekatherms and 38.1 million dekatherms, respectively. The long gas purchase options held at July 31, 2012 are for the period from September 2012 through July 2013.

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

The following table sets forth, by level of the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2012 and October 31, 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the three months ended July 31, 2012 and 2011.

Fair Value Measurements as of July 31, 2012

In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Recurring Fair Value Measurements:
Assets:
Derivatives held for distribution operations	$3,565	$—	$—	$3,565
Debt and equity securities held as trading securities:
Money markets	238	—	—	238
Mutual funds	2,066	—	—	2,066

Total recurring fair value assets	$5,869	$—	$—	$5,869

Fair Value Measurements as of October 31, 2011

In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Recurring Fair Value Measurements:
Assets:
Derivatives held for distribution operations	$2,772	$—	$—	$2,772
Debt and equity securities held as trading securities:
Money markets	217	—	—	217
Mutual funds	1,274	—	—	1,274

Total recurring fair value assets	$4,263	$—	$—	$4,263

Our utility segment derivative instruments are used in accordance with programs filed with or approved by the NCUC, the PSCSC and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net costs and the gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our purchased gas adjustment (PGA) procedures. In accordance with accounting provisions for rate-regulated activities, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due to customers” or

“Amounts due from customers” in the consolidated balance sheets. These derivative instruments are exchange-traded derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1.

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

In thousands	Carrying Amount	Fair Value

As of July 31, 2012 (1)	$775,000	$955,671
As of October 31, 2011	675,000	831,323

(1)

This amount excludes $200,000 of debt under the CP program reclassified to “Long-term debt” in the consolidated balance sheets for presentation purposes, which approximates fair value. See Note 5 - Short-Term Debt Instruments for additional information.

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

The following table presents the fair value and balance sheet classification of our financial options for natural gas as of July 31, 2012 and October 31, 2011.

Fair Value of Derivative Instruments

In thousands	Fair Value July 31, 2012	Fair Value October 31, 2011

Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:
Asset Financial Instruments:
Current Assets — Gas purchase derivative assets (September 2012-July 2013)	$3,565

Current Assets — Gas purchase derivative assets (December 2011-October 2012)		$2,772

We purchase natural gas for our regulated operations for resale under tariffs approved by state regulatory commissions. We recover the cost of gas purchased for regulated operations through PGA procedures. Our risk management policies allow us to use financial instruments to hedge commodity price risks, but not for speculative trading. The strategy and objective of our hedging programs is to use these financial instruments to provide some level of protection against significant price increases. Accordingly, the operation of the hedging programs on the regulated utility segment as a result of the use of these financial derivatives is initially recorded as a component of deferred gas costs and recognized in the consolidated statements of operations and comprehensive income as a component of cost of gas when the related costs are recovered through our rates.

The following table presents the impact that financial instruments not designated as hedging instruments under derivative accounting standards would have had on our consolidated statements of operations and comprehensive income for the three months and nine months ended July 31, 2012 and 2011, absent the regulatory treatment under our approved PGA procedures.

In thousands	Amount of Loss Recognized on Derivatives and Deferred Under PGA Procedures				Location of Loss Recognized through PGA Procedures
	Three Months Ended July 31		Nine Months Ended July 31
	2012	2011	2012	2011

Gas purchase options	$1,445	$1,687	$6,733	$7,812	Cost of Gas

In Tennessee, the cost of gas purchase options and all other costs related to hedging activities up to 1% of total annual gas costs are approved for recovery under the terms and conditions of our Tennessee Incentive Plan approved by the TRA. In South Carolina, the costs of gas purchase options are subject to and are approved for recovery under the terms and conditions of our gas hedging plan approved by the PSCSC. In North Carolina, the costs associated with our hedging program are treated as gas costs subject to an annual cost review proceeding by the NCUC.

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

9. Commitments and Contingent Liabilities

Long-term contracts

We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. Costs arising from the gas supply commodity and capacity commitments, while significant, are pass-through costs to our customers and are generally fully recoverable through our PGA procedures. The time periods for pipeline and storage capacity contracts are up to twenty years. The time periods for gas supply contracts are up to 15 months. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service are up to four years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles, equipment and contractors.

Certain storage and pipeline capacity contracts require the payment of demand charges that are based on rates approved by the Federal Energy Regulatory Commission (FERC) in order to maintain our right to access the natural gas storage or the pipeline capacity on a firm basis during the contract term. The demand charges that are incurred in each period are recognized in the consolidated statements of operations and comprehensive income as part of gas purchases and included in cost of gas.

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

Letters of Credit

We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $2.9 million in letters of credit that were issued and outstanding at July 31, 2012. Additional information concerning letters of credit is included in Note 5 to the consolidated financial statements in this Form 10-Q.

Environmental Matters

Our three regulatory commissions have authorized us to utilize deferral accounting in connection with environmental costs. Accordingly, we have established regulatory assets for actual environmental costs incurred and for estimated environmental liabilities recorded.

We are responsible for any third-party claims for personal injury, death, property damage and diminution of property value or natural resources regarding nine manufactured gas plant (MGP) sites that were a part of a 1997 settlement with a third party and several MGP sites retained by Progress Energy, Inc., now a subsidiary of Duke Energy Corporation, in connection with our 2003 acquisition of North Carolina Natural Gas Corporation. We know of no such pending or threatened claims.

There are four MGP sites located in Hickory and Reidsville, North Carolina, Nashville, Tennessee and Anderson, South Carolina that we have owned, leased or operated and for which we have an investigation and remediation liability. In fiscal year 2012, we have performed soil remediation work at our Reidsville site. In July 2012, the North Carolina Department of Environment and Natural Resources (NCDENR) approved our proposed groundwater investigation work plan, which includes installing five monitoring wells scheduled to be completed in our fiscal year 2012. We have incurred $.6 million of remediation costs through July 31, 2012.

As part of a voluntary agreement with the NCDENR, we conducted and completed soil remediation for the Hickory, North Carolina MGP site. The soil remediation report was filed with the NCDENR in October 2010. We continue to conduct quarterly groundwater monitoring at this site in accordance with our site remediation plan. We have incurred $1.4 million of remediation costs on this site through July 31, 2012.

In November 2008, we submitted our final report of the remediation of the Nashville MGP holding tank site to the Tennessee Department of Environment and Conservation (TDEC). Remediation has been completed, and a final consent order imposing land usage restrictions on the property was approved and signed by the TDEC in June 2010. The final consent order required two years of semi-annual groundwater monitoring, which has been completed. We have incurred $1.5 million of remediation costs through July 31, 2012.

During 2008, we became aware of and began investigating soil and groundwater molecular sieve contamination concerns at our Huntersville liquefied natural gas (LNG) facility. The molecular sieve and the related contaminated soil were removed and properly disposed, and in June 2010, we received a determination letter from the NCDENR that no further soil remediation would be required at the site for this issue. In September 2011, we received a letter from the NCDENR indicating their desire to enter into an Administrative Consent Order (ACO) addressing the remaining groundwater issues at the site. On April 11, 2012, we entered into a no admit/no deny ACO that imposed a fine of $40,000, unpaid annual fees totaling $18,000 and $1,860 for investigative and administrative costs. As part of the ACO, we are required to develop a site assessment plan to determine the extent of the groundwater contamination related to the sieve burial, a groundwater remediation strategy and a groundwater and surface water site wide monitoring program. Upon acceptance by the NCDENR of the groundwater remediation plan, we will then be required to develop a program for implementation of the plan within thirty days. Site assessment activities began in July 2012. Our estimate of the total cost of the groundwater remediation at this site is $.4 million for which we have recorded a liability.

The Huntersville LNG facility also was originally coated with lead-based paint. As a precautionary measure to ensure that no lead contamination occurs, removal of lead-based paint from the site was initiated in spring 2010. Lead-based paint removal began in July 2012 on the LNG tank. Additional facilities at our Huntersville LNG plant site are being evaluated for lead-based paint removal with work scheduled for our fiscal year 2012. We have incurred $3.2 million of remediation costs through July 31, 2012 for the Huntersville LNG facility.

Our Nashville LNG facility was also originally coated with lead-based paint. We completed the remediation of the facility in May 2012 and incurred $.5 million of remediation costs.

We are transitioning away from owning and maintaining our own petroleum underground storage tanks (USTs). Our Charlotte, North Carolina resource center continues to operate USTs. During 2011, our Greenville, South Carolina and Greensboro and Salisbury, North Carolina resource centers had their tanks removed, and we do not anticipate significant environmental remediation with respect to the removal process. The South Carolina Department of Health and Environmental Control requested that we conduct an initial groundwater assessment at our Greenville, South Carolina site to determine its current groundwater quality condition. This assessment is scheduled to be completed in our fiscal year 2012. As of July 31, 2012, our estimated undiscounted environmental liability for USTs for which we retain remediation responsibility is $.3 million.

For all matters discussed above, as of July 31, 2012, our estimated undiscounted environmental liability totaled $2.8 million consisting of $1.1 million for the MGP sites for which we retain remediation responsibility, $1 million for the LNG facilities, $.4 million for the groundwater remediation at the Huntersville LNG site and $.3 million for the USTs not yet remediated. The costs we reasonably expect to incur are estimated using assumptions based on actual costs incurred, the timing of future payments and inflation factors, among others.

Further evaluation of the MGP and UST sites, removal of lead-based paint at our LNG site, and groundwater remediation could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

Additional information concerning commitments and contingencies is set forth in Note 8 to the consolidated financial statements of our Form 10-K for the year ended October 31, 2011.

10. Employee Benefit Plans

Components of the net periodic benefit cost for our defined benefit pension plans and our other postretirement employee benefits (OPEB) plan for the three months ended July 31, 2012 and 2011 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2012	2011	2012	2011	2012	2011

Service cost	$2,230	$1,931	$10	$11	$347	$350
Interest cost	2,680	2,869	51	52	337	374
Expected return on plan assets	(4,967)	(5,157)	—	—	(388)	(384)
Amortization of transition obligation	—	—	—	—	167	167
Amortization of prior service (credit) cost	(548)	(548)	20	5	—	—
Amortization of actuarial loss	1,724	1,110	12	11	—	—

Total	$1,119	$205	$93	$79	$463	$507

Components of the net periodic benefit cost for our defined benefit pension plans and our OPEB plan for the nine months ended July 31, 2012 and 2011 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2012	2011	2012	2011	2012	2011

Service cost	$7,180	$6,381	$29	$34	$1,040	$1,049
Interest cost	7,980	8,268	153	156	1,011	1,121
Expected return on plan assets	(15,217)	(15,456)	—	—	(1,163)	(1,150)
Amortization of transition obligation	—	—	—	—	500	500
Amortization of prior service (credit) cost	(1,648)	(1,648)	61	15	—	—
Amortization of actuarial loss	4,474	2,660	37	31	—	—

Total	$2,769	$205	$280	$236	$1,388	$1,520

In January 2012, we contributed $.5 million to the money purchase pension plan. We anticipate that we will contribute the following amounts to our other plans in 2012.

In thousands

Nonqualified pension plan	$517
Qualified pension plan	—
OPEB plan	1,600

We have a defined contribution restoration (DCR) plan that we fund annually and that covers all officers at the vice president level and above. For the nine months ended July 31, 2012, we contributed $.4 million to this plan. Participants may not contribute to the DCR plan. We have a voluntary deferral plan for the benefit of all director-level employees and officers; company contributions are not made to this plan. Both deferred compensation plans are funded through rabbi trusts with a bank as the trustee. As of July 31, 2012, we have a liability of $2.5 million for these plans.

See Note 7 and Note 8 to the consolidated financial statements in this Form 10-Q for information on the investments in marketable securities that are held in the trust.

11. Employee Share-Based Plans

Under our shareholder approved ICP, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year incentive plan performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months and nine months ended July 31, 2012 and 2011, we recorded compensation expense, and as of July 31, 2012 and October 31, 2011, we have accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

In December 2010, a long-term retention stock unit award under the ICP (where a stock unit equals one share of our common stock upon vesting) was approved for eligible officers and other participants to support our succession planning and retention strategies. This retention stock unit award will vest for participants who have met the retention requirements at the end of a three-year period ending in December 2013 in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. The Compensation Committee of our Board of Directors has the discretion to accelerate the vesting of all or a portion of a participant’s units. For the three months and nine months ended July 31, 2012 and 2011, we recorded compensation expense, and as of July 31, 2012 and October 31, 2011, we have accrued a liability for these awards based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value at the settlement date.

Also under our approved ICP, 64,700 unvested retention stock units were granted to our President and Chief Executive Officer in December 2011. During the five-year vesting period, any dividend equivalents will accrue on these stock units and be converted into additional units at the same rate and based on the closing price on the same payment date as dividends on our common stock. The stock units will vest, payable in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation, over a five-year period only if he is an employee on each vesting date. In accordance with the vesting schedule, 20% of the units vest on December 15, 2014, 30% of the units vest on December 15, 2015 and 50% of the units vest on December 15, 2016. For the three months and nine months ended July 31, 2012, we recorded compensation expense, and as of July 31, 2012, we have accrued a liability for this award based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value at the settlement date.

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

The compensation expense related to the incentive compensation plans for the three months and nine months ended July 31, 2012 and 2011, and the amounts recorded as liabilities as of July 31, 2012 and October 31, 2011 are presented below.

	Three Months		Nine Months

In thousands	2012	2011	2012	2011

Compensation expense	$2,119	$(1,106)	$4,195	$1,060

	July 31,	October 31,
	2012	2011

Liability	$9,096	$5,015

On a quarterly basis, we issue shares of common stock under the ESPP and have accounted for the issuance as an equity transaction. The exercise price is calculated as 95% of the fair market value on the purchase date of each quarter where fair market value is determined by calculating the mean average of the high and low trading prices on the purchase date.

12. Equity Method Investments

The consolidated financial statements include the accounts of wholly owned subsidiaries whose investments in joint venture, energy-related businesses are accounted for under the equity method. Our ownership interest in each entity is included in “Equity method investments in non-utility activities” in the consolidated balance sheets. Earnings or losses from equity method investments are included in “Income from equity method investments” in the consolidated statements of operations and comprehensive income.

We own 21.49% of the membership interests in Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the NCUC.

In October 2009, we reached an agreement with Progress Energy Carolinas, Inc., now a subsidiary of Duke Energy Corporation, to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. To provide delivery service, we executed an agreement with Cardinal, which was approved by the NCUC in May 2010, to expand our firm capacity requirement on Cardinal by 149,000 dekatherms per day to serve Progress Energy Carolinas. This required Cardinal to invest in a new compressor station and expanded meter stations in order to increase the capacity of its system by up to 199,000 dekatherms per day of firm capacity for us and another customer. As an equity venture partner of Cardinal, we made capital contributions related to this system expansion beginning in January 2011 and continued on a periodic basis through June 2012. Since the project is complete and in service, we do not anticipate making any additional contributions related to this expansion. As of July 31, 2012, our current fiscal year contributions related to this expansion were $3.6 million, and our total contributions related to this expansion were $9.8 million. Cardinal’s expansion service for the project was placed into service on June 1, 2012.

Our natural gas delivery service for the Progress Energy Carolinas’ Wayne County generation project was placed into service on June 1, 2012, and our service subscription to Cardinal’s capacity following the system expansion increased from approximately 37% to approximately 53%. Subsequent to the project being placed into service, members’ capital was replaced with $45 million of long-term debt issued by Cardinal on June 22, 2012, and we received a distribution of $5.4 million as a partial return of our capital contributions.

We have related party transactions as a transportation customer of Cardinal, and we record in cost of gas the transportation costs charged by Cardinal. For each period of the three months and nine months ended July 31, 2012 and 2011, these transportation costs and the amounts we owed Cardinal as of July 31, 2012 and October 31, 2011 are as follows.

	Three Months		Nine Months
In thousands	2012	2011	2012	2011

Transportation costs	$2,030	$1,035	$4,077	$3,070

	July 31, 2012	October 31, 2011

Trade accounts payable	$855	$349

We own 40% of the membership interests in Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle owns an interstate LNG storage facility in North Carolina and is regulated by the FERC.

We have related party transactions as a customer of Pine Needle, and we record in cost of gas the storage costs charged by Pine Needle. For each period of the three months and nine months ended July 31, 2012 and 2011, these gas storage costs and the amounts we owed Pine Needle as of July 31, 2012 and October 31, 2011 are as follows.

	Three Months		Nine Months
In thousands	2012	2011	2012	2011

Gas storage costs	$2,714	$2,518	$7,696	$8,159

	July 31, 2012	October 31, 2011

Trade accounts payable	$914	$849

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

We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record in operating revenues the amounts billed to SouthStar. For each period of the three months and nine months ended July 31, 2012 and 2011, our operating revenues from these sales and the amounts SouthStar owed us as of July 31, 2012 and October 31, 2011 are as follows.

	Three Months		Nine Months
In thousands	2012	2011	2012	2011

Operating revenues	$1,017	$2,184	$1,247	$2,819

	July 31, 2012	October 31, 2011

Trade accounts receivable	$351	$736

Piedmont Hardy Storage Company, LLC, a wholly owned subsidiary of Piedmont, owns 50% of the membership interests in Hardy Storage Company, LLC (Hardy Storage), a West Virginia limited liability company. Hardy Storage owns and operates an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia, that is regulated by the FERC.

We have related party transactions as a customer of Hardy Storage and record in cost of gas the storage costs charged by Hardy Storage. For each period of the three months and nine months ended July 31, 2012 and 2011, these gas storage costs and the amounts we owed Hardy Storage as of July 31, 2012 and October 31, 2011 are as follows.

	Three Months		Nine Months
In thousands	2012	2011	2012	2011

Gas storage costs	$2,425	$2,425	$7,276	$7,276

	July 31, 2012	October 31, 2011

Trade accounts payable	$808	$808

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

As of July 31, 2012, we have determined that we are not the primary beneficiary, as defined by the authoritative guidance related to consolidations, in any of our equity method investments, as discussed in Note 12 to the consolidated financial statements in this Form 10-Q. Based on our involvement in these investments, we do not have the power to direct the activities of these investments that most significantly impact the VIE’s economic performance. As we are not the consolidating investor, we will continue to apply equity method accounting to these investments. Our maximum loss exposure related to these equity method investments is limited to our equity investment in each entity. As of July 31, 2012 and October 31, 2011, our investment balances are as follows.

In thousands	July 31, 2012	October 31, 2011

Cardinal	$17,355	$18,323
Pine Needle	18,637	18,690
SouthStar	17,661	17,536
Hardy Storage	32,054	30,572

Total equity method investments in non-utility activities	$85,707	$85,121

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

Operations of the regulated utility segment are reflected in “Operating Income (Loss)” in the consolidated statements of operations and comprehensive income. Operations of the non-utility activities segment are included in the consolidated statements of operations and comprehensive income in “Income from equity method investments” and “Non-operating income.”

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

Operations by segment for the three months and nine months ended July 31, 2012 and 2011 are presented below.

In thousands	Regulated Utility		Non-utility Activities		Total
	2012	2011	2012	2011	2012	2011

Three Months

Revenues from external customers	$161,123	$197,274	$—	$—	$161,123	$197,274
Margin	86,460	81,963	—	—	86,460	81,963
Operations and maintenance expenses	59,248	53,351	14	33	59,262	53,384
Income from equity method investments	—	—	3,290	2,360	3,290	2,360
Operating income (loss) before income taxes	(6,595)	(6,722)	(86)	59	(6,681)	(6,663)
Income (loss) before income taxes	(10,662)	(17,750)	3,205	2,418	(7,457)	(15,332)

Nine Months

Revenues from external customers	$941,395	$1,241,897	$—	$—	$941,395	$1,241,897
Margin	478,647	484,900	—	—	478,647	484,900
Operations and maintenance expenses	178,155	163,344	59	80	178,214	163,424
Income from equity method investments	—	—	21,234	22,500	21,234	22,500
Operating income (loss) before income taxes	197,316	215,188	(217)	(85)	197,099	215,103
Income before income taxes	180,108	179,871	21,016	22,426	201,124	202,297

Reconciliations to the consolidated statements of operations and comprehensive income for the three months and nine months ended July 31, 2012 and 2011 are presented below.

In thousands	Three Months		Nine Months
	2012	2011	2012	2011

Operating Income:
Segment operating income (loss) before income taxes	$(6,681)	$(6,663)	$197,099	$215,103
Utility income taxes	4,082	7,111	(71,228)	(71,003)
Non-utility activities before income taxes	86	(59)	217	85

Operating income (loss)	$(2,513)	$389	$126,088	$144,185

Net Income (Loss):
Income (loss) before income taxes for reportable segments	$(7,457)	$(15,332)	$201,124	$202,297
Income taxes	2,844	6,629	(79,318)	(79,152)

Net income (loss)	$(4,613)	$(8,703)	$121,806	$123,145

15.	Subsequent Events

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

We are in discussions with the lenders under our existing $650 million three-year revolving syndicated credit facility to amend and extend the facility, including its option to increase to $850 million, for five years from the effective date of the amendment at more favorable pricing. We have proposed that the amendment be effective in October 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report, as well as other documents we file with the Securities and Exchange Commission (SEC), may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. These statements are based on management’s current expectations from information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to the following, as well as those discussed in Part II, Item 1A. Risk Factors of this Form 10-Q:

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

Overview

Piedmont Natural Gas Company, Inc., which began operations in 1951, is an energy services company whose principal business is the distribution of natural gas to over one million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including 52,300 customers served by municipalities who are our wholesale customers. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, and regulated interstate natural gas storage and intrastate natural gas transportation.

We have two reportable business segments, regulated utility and non-utility activities, with the regulated utility segment being the largest. Factors critical to the success of the regulated utility include operating a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses that are involved in unregulated retail natural gas marketing, and regulated interstate natural gas storage and intrastate natural gas transportation. The percentages of assets as of July 31, 2012 and earnings before taxes by segment for the nine months ended July 31, 2012 are presented below.

	Assets	Earnings Before Taxes

Regulated Utility	97%	90%

Non-utility Activities:
Regulated non-utility activities		3%
Unregulated non-utility activities		7%

Total non-utility activities	3%	10%

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

In North Carolina, a margin decoupling mechanism provides for the recovery of our approved margin from residential and commercial customers on an annual basis independent of consumption patterns. The margin decoupling mechanism provides for semi-annual rate adjustments to refund any over-collection of margin or recover any under-collection of margin. In South Carolina, we operate under a rate stabilization mechanism that achieves the objectives of margin decoupling for residential and commercial customers with a one year lag. We have a weather normalization adjustment (WNA) mechanism in South Carolina that partially offsets the impact of colder- or warmer-than-normal winter weather on bills rendered during the months of November through March for residential and commercial customers. We also have a WNA mechanism in Tennessee that, effective March 1, 2012 with our rate case settlement, expanded the period to include the months of October through April for bills rendered to residential and commercial customers. The WNA formula calculates the actual weather variance from normal, using 30 years of history, which increases revenues when weather is warmer than normal and decreases revenues when weather is colder than normal. The WNA formula does not ensure full recovery of approved margin during periods when customer consumption patterns significantly vary from consumption patterns used to establish the WNA factors. The gas cost portion of our costs is recoverable through purchased gas adjustment (PGA) procedures and is not affected by the margin decoupling mechanism or the WNA. Also, as a result of our 2012 rate case settlement in Tennessee, our margin recovery will shift from 29% to 37% through fixed charges with a resulting decrease from 71% to 63% through volumetric charges. For the nine months ended July 31, 2012, these and other rate designs stabilized our gas utility margin by providing fixed recovery of 71% of our utility margins, including margin decoupling in North Carolina, facilities charges to our customers and fixed-rate contracts; semi-fixed recovery of 18% of our utility margins, including the rate stabilization mechanism in South Carolina and WNA in South Carolina and Tennessee; and volumetric or periodic renegotiation of 11% of our utility margins, including our secondary marketing programs. For the nine months ended July 31, 2012, the margin decoupling mechanism in North Carolina increased margin by $43.6 million, and the WNA in South Carolina and Tennessee increased margin by $13.7 million, which included the additional month of April 2012 in Tennessee.

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

We believe natural gas is a safe and reliable energy source that is clean, efficient and abundant. We incorporate this belief into our pursuit of growth in our core residential, commercial, industrial and power generation markets as well as complementary energy-related investments. We want our customers to choose us because of the value of natural gas and the quality of our service to them. With the environmental and cost benefits of using natural gas compared to coal in the generation of electricity, we have encouraged the development of gas-fired power generation facilities in our market area. In providing services to our customers, we want every customer to feel that the service provided was excellent and that we value their business. In our business practices, we promote a sustainable enterprise by reducing our impact on the environment, developing strong communities in which we operate and fostering increased awareness and use of natural gas. We support our employees with improved processes and technology to better serve our customers and to add value for our shareholders while continuing to build on our healthy, high performance culture in order to recruit, retain and motivate our workforce.

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

Our financial strength and flexibility is critical to our success as a company. We will continue our stewardship to maintain our financial strength which includes a strong balance sheet, investment-grade credit ratings and continued access to capital markets. We continue to evaluate the strength of financial institutions with which we have working relationships to ensure access to funds for operations and capital investments. Our capital plan includes maintaining a long-term debt-to-capitalization ratio within a range of 45% to 50%. We will continue our efforts to control our operating costs, implement new technologies and work with our state regulators to maintain fair rates of return for the benefit of our customers and shareholders.

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

Executive Summary

Natural gas development and production in North America continues to provide supply stability and price moderation for natural gas as an energy commodity. In the past two years, the lower price of natural gas has allowed us to significantly lower the cost of gas to our customers in North Carolina, South Carolina and Tennessee. Currently, natural gas has a price advantage over many other fuels, and it is anticipated that the cost of natural gas will remain competitive, in part due to abundant sources of shale gas reserves.

With our continued focus on residential, commercial and industrial customer conversions to natural gas and power generation gas delivery service opportunities, we continue to educate energy consumers about the benefits of natural gas as the fuel of choice because of its comfort, affordability, efficiency and environmental benefits, as well as the reliability and safety of our service and system. Customer gains in our residential market increased 21% for the nine months ended July 31, 2012 compared to the same period in 2011 primarily from growth in our residential new construction and conversion markets. Building permits have increased modestly and lower wholesale natural gas costs continued to favorably position natural gas relative to other energy sources. Commercial customer additions have increased 19% for the nine months ended July 31, 2012 compared to 2011, reflecting improvements in both commercial new construction activity and commercial conversion opportunities. We continue to expect gross customer addition growth for fiscal 2012 of approximately 1%.

We continue to make progress with capital projects that we expect will have current and future benefits to us and our customers, providing an appropriate return on invested capital while ensuring the safety, reliability and integrity of our utility infrastructure. We completed pipeline expansion projects in December 2011 and June 2012 to provide long-term gas delivery service to two power generation customers in our market area. We have one pipeline expansion project under construction to provide natural gas delivery service to a power generation facility currently under construction in North Carolina with a targeted in service date of June 2013. See the discussion of our forecasted capital investment related to the construction of natural gas pipelines and compressor stations to serve these new power generation facilities in “Cash Flows from Investing Activities” in Item 2 of this Form 10-Q in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We also see an opportunity in the clean energy technology of compressed natural gas (CNG) vehicles. We are executing a plan to build more CNG fueling stations in our service area for use by our own vehicle fleet as well as by third party customers. Currently, approximately 13% of our vehicle fleet uses CNG. We have six company CNG fueling stations in use, and we plan to construct up to four more in fiscal year 2012 to serve our operational facilities. Within two years, we anticipate that up to 33% of our fleet may be capable of using CNG. We are also actively pursuing other commercial fleets to utilize company CNG stations and have had discussions with commercial customers for fueling stations at customer sites where there is sufficient demand. Currently, we have over 300 customer vehicles using company CNG stations.

We continue our regulatory strategy to align our rate structures between shareholder and customer interests. On January 23, 2012, the TRA approved in a general rate proceeding an annual increase of $11.9 million in rates and charges to all customers, based on an approved rate of return of equity of 10.2%, effective March 1, 2012. This represents an increase of 6.3% above the prior annual revenue. As part of the settlement, we have shifted more of our cost recovery to the fixed portion of our customers’ bills to somewhat mitigate margin recovery fluctuations from volumetric usage. Also approved was an expansion of the WNA period to October through April with updated WNA factors and the recovery of various deferred regulatory assets.

Even though we have WNA in South Carolina and Tennessee, we are not fully insulated from the effects of weather that is significantly outside the normalization factors used in the design of these mechanisms. Significantly warmer-than-normal weather during the 2011-2012 winter heating season had a negative impact on demand for natural gas across our service territories and the collection of our normalized residential and commercial margin in South Carolina and Tennessee. Weather for the nine months ended July 31, 2012 was 21% warmer than normal and 28% warmer than the same prior year period.

To support our strategic objectives of excellence in customer service, as discussed above in the “Overview,” we have reorganized our field customer services, sales and marketing, field operations and maintenance and construction departments into functional organizations to provide a more focused and better managed approach to customer service with an end goal of increasing customer loyalty and satisfaction while improving operational efficiencies. We have also implemented centralized service scheduling work processes and system enhancements to better serve our customers in a more timely and efficient fashion.

We are in the process of a multi-year program designed to bring additional technology and automation to our field operations by providing systems and information to enable operations employees to effectively and efficiently manage our pipeline assets, ensure operating efficiencies and facilitate compliance with pipeline safety and integrity regulations. This enhanced and new systems and process program, which includes multiple projects, will be integrated with our current and future financial and other business systems.

We are actively working to control costs where possible in payroll, corporate charges and various discretionary spending items. We have benefited from cost containment measures taken during the current fiscal year, and we will continue to review areas where we could benefit further.

In order to fund our capital expansion projects as well as our ongoing capital needs, we have continued to focus on securing funds at the lowest cost for operations and capital investments. In March 2012, we initiated a commercial paper (CP) program that is backstopped by our syndicated revolving credit facility for a combined borrowing capacity of $650 million. We anticipate interest expense savings of $2.5 million annually due to the lower interest rates associated with the sale of CP compared to drawing on our syndicated revolving credit facility. Also in March 2012, we entered into an agreement to issue $300 million of senior unsecured long-term debt in a private placement with a blended interest rate of 3.54%. We issued $100 million on July 16, 2012 and will issue the remaining $200 million in October 2012 with the proceeds being used to repay short-term debt incurred in part for funding of capital expenditures. We also have an open shelf registration filed in June 2011 with the SEC that is available for future issuances of debt or equity.

Additional information on operating results for the three-month and nine-month periods follows.

Results of Operations

We reported a net loss of $4.6 million for the three months ended July 31, 2012 as compared to a net loss of $8.7 million for the same period in 2011. The following table provides a comparison of the components of our consolidated statements of operations and comprehensive income for the three months ended July 31, 2012 as compared with the three months ended July 31, 2011.

Comprehensive Statement of Operations Components

	Three Months Ended July 31
In thousands, except per share amounts	2012	2011	Variance	Percent Change

Operating Revenues	$161,123	$197,274	$(36,151)	(18.3)%
Cost of Gas	74,663	115,311	(40,648)	(35.3)%

Margin	86,460	81,963	4,497	5.5%

Operations and Maintenance	59,248	53,351	5,897	11.1%
Depreciation	25,532	26,128	(596)	(2.3)%
General Taxes	8,275	9,206	(931)	(10.1)%
Utility Income Taxes	(4,082)	(7,111)	3,029	42.6%

Total Operating Expenses	88,973	81,574	7,399	9.1%

Operating Income (Loss)	(2,513)	389	(2,902)	(746.0)%
Other Income (Expense), net of tax	1,977	2,286	(309)	(13.5)%
Utility Interest Charges	4,077	11,378	(7,301)	(64.2)%

Net Loss	$(4,613)	$(8,703)	$4,090	47.0%

Average Shares of Common Stock:
Basic	71,936	72,007	(71)	(0.1)%
Diluted	71,936	72,007	(71)	(0.1)%

Loss Per Share of Common Stock:
Basic	$(0.06)	$(0.12)	$0.06	50.0%
Diluted	$(0.06)	$(0.12)	$0.06	50.0%

We reported net income of $121.8 million for the nine months ended July 31, 2012 as compared to $123.1 million for the same period in 2011. The following table provides a comparison of the components of our consolidated statements of operations and comprehensive income for the nine months ended July 31, 2012 as compared with the nine months ended July 31, 2011.

Comprehensive Statement of Operations Components

	Nine Months Ended July 31
In thousands, except per share amounts	2012	2011	Variance	Percent Change

Operating Revenues	$941,395	$1,241,897	$(300,502)	(24.2)%
Cost of Gas	462,748	756,997	(294,249)	(38.9)%

Margin	478,647	484,900	(6,253)	(1.3)%

Operations and Maintenance	178,155	163,344	14,811	9.1%
Depreciation	76,980	76,601	379	0.5%
General Taxes	26,196	29,767	(3,571)	(12.0)%
Utility Income Taxes	71,228	71,003	225	0.3%

Total Operating Expenses	352,559	340,715	11,844	3.5%

Operating Income	126,088	144,185	(18,097)	(12.6)%
Other Income (Expense), net of tax	12,664	14,219	(1,555)	(10.9)%
Utility Interest Charges	16,946	35,259	(18,313)	(51.9)%

Net Income	$121,806	$123,145	$(1,339)	(1.1)%

Average Shares of Common Stock:
Basic	71,933	72,010	(77)	(0.1)%
Diluted	72,233	72,235	(2)	—%

Earnings Per Share of Common Stock:
Basic	$1.69	$1.71	$(0.02)	(1.2)%
Diluted	$1.69	$1.70	$(0.01)	(0.6)%

Key statistics are shown in the table below for the three months ended July 31, 2012 and 2011.

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended July 31
	2012	2011	Variance	Percent Change

Deliveries in Dekatherms (in thousands):
Sales Volumes	7,905	8,602	(697)	(8.1)%
Transportation Volumes	63,638	51,641	11,997	23.2%

Throughput	71,543	60,243	11,300	18.8%

Secondary Market Volumes	14,045	14,248	(203)	(1.4)%

Customers Billed (at period end)	969,492	959,815	9,677	1.0%
Gross Customer Additions	2,670	2,245	425	18.9%

Degree Days
Actual	13	58	(45)	(77.6)%
Normal	49	50	(1)	(2.0)%
Percent (warmer) colder than normal	(73.5)%	16.0%	n/a	n/a

Number of Employees (at period end)	1,773	1,801	(28)	(1.6)%

Key statistics are shown in the table below for the nine months ended July 31, 2012 and 2011.

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Nine Months Ended July 31
	2012	2011	Variance	Percent Change
Deliveries in Dekatherms (in thousands):
Sales Volumes	70,526	93,541	(23,015)	(24.6)%
Transportation Volumes	171,446	130,122	41,324	31.8%

Throughput	241,972	223,663	18,309	8.2%

Secondary Market Volumes	38,531	39,509	(978)	(2.5)%

Customers Billed (at period end)	969,492	959,815	9,677	1.0%
Gross Customer Additions	8,728	7,243	1,485	20.5%

Degree Days
Actual	2,446	3,410	(964)	(28.3)%
Normal	3,111	3,115	(4)	(0.1)%
Percent (warmer) colder than normal	(21.4)%	9.5%	n/a	n/a

Number of Employees (at period end)	1,773	1,801	(28)	(1.6)%

Operating Revenues

Changes in operating revenues for the three months and nine months ended July 31, 2012 compared with the same periods in 2011 are presented below.

Changes in Revenues - Increase (Decrease)

In millions	Three Months	Nine Months
Gas costs passed through to sales customers	$(16.4)	$(285.8)
Secondary market revenues	(26.2)	(96.7)
Margin decoupling mechanism	(.3)	54.7
WNA	—	18.4
Power generation and industrial transportation revenues	5.5	8.8
Other	1.2	.1

Total	$(36.2)	$(300.5)

Gas costs passed through to sales customers – the decreases for the three months and nine months are primarily due to lower volumes delivered and lower gas costs passed through to sales customers.

Secondary market revenues – the decreases for the three months and nine months are due to decreased activity and margins.

Margin decoupling mechanism – the increase for the nine months is due to weather that was warmer than the prior year in North Carolina.

WNA – the increase for the nine months is due to weather that was warmer than the prior year in South Carolina and Tennessee.

Power generation and industrial transportation revenues – the increases for the three months and nine months are primarily due to increased services delivered to power generation customers.

Cost of Gas

Changes in cost of gas for the three months and nine months ended July 31, 2012 compared with the same periods in 2011 are presented below.

Changes in Cost of Gas - Increase (Decrease)

In millions	Three Months	Nine Months
Commodity gas costs passed through to sales customers	$(17.7)	$(184.4)
Gas costs—secondary market transactions	(26.8)	(91.6)
Pipeline demand charges	(.9)	(6.5)
Regulatory approved gas cost mechanisms	4.8	(11.7)

Total	$(40.6)	$(294.2)

Commodity gas costs passed through to sales customers – the decreases for the three months and nine months are due to lower volumes sold and lower gas costs passed through to sales customers.

Gas costs—secondary market transactions—the decreases for the three months and nine months are due to lower average gas costs.

Pipeline demand charges – the decreases for the three months and nine months are primarily due to changing asset manager payments.

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

Margin

Margin, rather than revenues, is used by management to evaluate utility operations due to the passthrough of changes in wholesale commodity gas costs. Our utility margin is defined as natural gas revenues less natural gas commodity costs and fixed gas costs for transportation and storage capacity. The commodity gas costs accounted for 36% of revenues for the nine months ended July 31, 2012 and pipeline transportation and storage costs accounted for 10%.

Changes in margin for the three months and nine months ended July 31, 2012 compared with the same periods in 2011 are presented below.

Changes in Margin - Increase (Decrease)

In millions	Three Months	Nine Months

Secondary market activity	$.6	$(5.1)
Residential and commercial customers	2.0	(1.9)
Power generation and industrial customers	1.6	.7
Net gas cost adjustments	.3	—

Total	$4.5	$(6.3)

Secondary market activity – the decrease for the nine months is due to decreased activity resulting from warmer weather and less wholesale natural gas price volatility.

Residential and commercial customers – the increase for the three months is primarily due to the impact of increased rates approved in the Tennessee general rate case effective March 1, 2012 and customer growth. The decrease for the nine months is primarily due to warmer weather in jurisdictions where our rates are not fully decoupled and WNA does not perfectly adjust for variances from normal weather, slightly offset by the impact of increased rates approved in the Tennessee general rate case effective March 1, 2012 and customer growth.

Power generation and industrial customers – the increases for the three months and nine months are due to increased services in the power generation market.

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

Operations and Maintenance Expenses

Changes in operations and maintenance expenses for the three months and nine months ended July 31, 2012 compared with the same periods in 2011 are presented below.

Changes in Operations and Maintenance Expenses - Increase/(Decrease)

In millions	Three Months	Nine Months

Employee benefits expense	$.4	$6.0
Payroll expense	3.5	3.6
Contract labor expense	1.7	2.4
Other	.3	2.8

Total	$5.9	$14.8

Employee benefits expense – the increases for the three months and nine months are due primarily to increases in medical coverage premiums and defined benefit pension costs, and for the nine months, the absence of a regulatory pension deferral in 2012.

Payroll expense – the increases for the three months and nine months are primarily due to increases in long-term incentive plan accruals.

Contract labor expense – the increases for the three months and nine months are due primarily to increased process improvements and pipeline integrity and safety efforts.

General Taxes

General taxes decreased $3.6 million for the nine months ended July 31, 2012 compared with the same period in 2011 primarily due to the accrual of a liability of $2.7 million in 2011 for sales tax on certain customer accounts and $.8 million of lower accruals in the current period for Tennessee gross receipts tax as a result of lower revenues. The quarter change was insignificant.

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

The primary change to Other Income (Expense) for the nine months ended July 31, 2012 compared with the same period in 2011 was income from equity method investments. All other changes for the three months ended July 31, 2012 compared with the same period in 2011 were insignificant.

Income from equity method investments decreased $1.3 million for the nine months ended July 31, 2012 compared with the same period in 2011 due to a $2.1 million decrease in earnings from SouthStar Energy Services LLC primarily due to lower customer usage related to warmer-than-normal weather, net of weather derivatives, and the recording of a lower of cost or market storage inventory adjustment in the current year period as compared with the prior year period, partially offset by higher retail price spreads and lower transportation and gas costs. This decrease was partially offset by a $.6 million increase in earnings from Cardinal Pipeline Company, L.L.C. (Cardinal) primarily due to higher capitalized interest from the borrowed allowance for funds used during construction and increased revenues as a result of the expansion project to serve Progress Energy Carolinas’ Wayne County generation project and lower operating and interest expenses.

Utility Interest Charges

Changes in utility interest charges for the three months and nine months ended July 31, 2012 compared with the same periods in 2011 are presented below.

Changes in Utility Interest Charges - Increase (Decrease)

In millions	Three Months	Nine Months

Borrowed allowance for funds used during construction	$(4.7)	$(11.5)
Interest expense on long-term debt	(1.1)	(5.2)
Regulatory interest expense, net	(1.5)	(2.8)
Interest expense on short-term debt	—	1.1
Other	—	.1

Total	$(7.3)	$(18.3)

Borrowed allowance for funds used during construction – the decreases to interest expense for the three months and nine months are due to an increase in capitalized interest primarily as a result of increased construction expenditures in the current periods.

Interest expense on long-term debt – the decreases for the three months and nine months are primarily due to the retirement of $60 million of 6.55% medium-term notes on September 26, 2011.

Regulatory interest expense, net – the decreases for the three months and nine months are primarily due to an increase in interest charged on amounts due from customers, which is recorded as interest income.

Interest expense on short-term debt – the increase for the nine months is primarily due to higher balances outstanding during the current period used for utility capital expenditures and other corporate purposes.

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

We believe the capacity of short-term credit available to us under our revolving syndicated credit facility and our CP program and the issuance of debt and equity securities, together with cash provided by operating activities, will continue to allow us to meet our needs for working capital, construction expenditures, investments in joint ventures, anticipated debt redemptions, dividend payments, employee benefit plan contributions, common share repurchases and other cash needs. Liquidity has been enhanced by the extension of bonus depreciation legislation. For further information on bonus depreciation, see the following discussion of “Cash Flows from Operating Activities.”

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

We are in discussions with the lenders under our existing $650 million three-year revolving syndicated credit facility to amend and extend the facility, including its option to increase to $850 million, for five years from the effective date of the amendment at more favorable pricing. We have proposed that the amendment be effective in October 2012. The CP program will continue to be backstopped by the new credit facility. We anticipate annual savings of approximately $800,000 from lower unused fees and extended amortization of debt issuance costs.

During the three months ended July 31, 2012, short-term debt ranged from $375 million to $480 million, and interest rates ranged from .35% to 1.15%. During the nine months ended July 31, 2012, short-term debt ranged from $328.5 million to $480 million, and interest rates ranged from .22% to 1.20%. For further information on short-term debt activity, see Note 5 to the consolidated financial statements in this Form 10-Q.

Our short-term debt as of July 31, 2012 consists of $400 million of notes outstanding under our CP program. The notes under the CP program are expected to be refinanced in part with long-term debt that we will issue in October 2012. We have reclassified these notes, limited to the $200 million to be issued as private placement long-term debt, to “Long-term debt” in the consolidating balance sheets. For further information, see Note 4 to the consolidated financial statements in this Form 10-Q. The remaining balance of $200 million of CP notes outstanding is included in “Short-term debt” in the consolidated balance sheets.

Highlights for our short-term debt as of July 31, 2012 and for the quarter ended July 31, 2012 are presented below.

Short-Term Debt

As of July 31, 2012

In thousands	Commercial Paper	Credit Facility	Total Borrowings

End of period (July 31, 2012):
Amount outstanding	$400,000	$—	$400,000
Weighted average interest rate	0.39%	—%	0.39%

During the period (May 1, 2012 - July 31, 2012):
Average amount outstanding	$413,300	$100	$413,300
Weighted average interest rate	0.39%	1.15%	0.39%

Maximum amount outstanding:
May	$405,000	$—	$405,000
June	430,000	5,000	430,000
July	480,000	—	480,000

As of July 31, 2012, we had $10 million available for letters of credit under our revolving syndicated credit facility, of which $2.9 million were issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of July 31, 2012, unused lines of credit available under our revolving syndicated credit facility, including the issuance of the letters of credit, totaled $247.1 million.

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

Net cash provided by operating activities was $266.1 million and $280 million for the nine months ended July 31, 2012 and 2011, respectively. Net cash provided by operating activities reflects a decrease of $1.3 million in net income for 2012 compared with 2011 primarily due to lower margin earned in 2012 as well as higher operating costs. The effect of changes in working capital on net cash provided by operating activities is described below:

•

Trade accounts receivable and unbilled utility revenues decreased $13.6 million from October 31, 2011 primarily due to the decrease in unbilled volumes and amounts billed to customers reflecting lower gas costs and decreased $21.3 million compared with July 31, 2011 primarily due to 28% warmer weather during the current period than the same prior period. Volumes sold to weather-sensitive residential and commercial customers decreased 21.4 million dekatherms as compared with the same prior period. Total throughput increased 18.3 million dekatherms as compared with the same prior period, largely from increased volumes of 43.2 million dekatherms, or 72%, sold to and transported for power generation customers, partially offset by decreased sales to residential, commercial and industrial customers.

•	Net amounts due from customers increased $27 million from October 31, 2011 primarily due to the timing of the collection of deferred gas costs, including margin decoupling, through rates.

•	Gas in storage decreased $18.8 million in the current period primarily due to a decrease in the weighted average cost of gas and decreased volumes in storage.

•

Prepaid gas costs decreased $16.4 million in the current period primarily due to a decrease in the weighted average cost of gas and gas being made available for sale during the period. Under some gas supply contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have a WNA mechanism in South Carolina and Tennessee that partially offsets the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA mechanism in Tennessee, effective March 1, 2012 as a result of our rate case settlement, applies to the months of October through April for residential and commercial billings. The WNA in South Carolina and Tennessee, which includes the additional month of April 2012 in Tennessee, generated charges to customers of $13.7 million and credits of $4.7 million in the nine months ended July 31, 2012 and 2011, respectively. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” or “Amounts due to customers” in the consolidated balance sheets for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism increased margin by $43.6 million and decreased margin by $11.1 million in the nine months ended July 31, 2012 and 2011, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanism.

The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act), enacted in December 2010, extended the 50% bonus depreciation that expired December 2009 and temporarily increased bonus depreciation for federal income tax purposes to 100% for certain qualified investments. These provisions are effective for our fiscal year tax returns for 2010-2014. Based on current capital projections and timelines, we are anticipating that bonus depreciation will reduce cash needed to pay federal income taxes during fiscal years 2010-2014 by $130-170 million as compared with cash tax needs prior to the Act. While reducing cash tax payments, bonus depreciation will increase deferred tax liabilities by a similar amount. Rate base generally consists of net utility plant in service less utility deferred income tax liabilities. Rate base upon which authorized revenue requirements are determined is expected to increase for the remainder of 2012, but less than if bonus depreciation had not been in effect.

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

Cash Flows from Investing Activities. Net cash used in investing activities was $359.5 million and $138 million for the nine months ended July 31, 2012 and 2011, respectively. Net cash used in investing activities was primarily for utility construction expenditures. Gross utility construction expenditures for the nine months ended July 31, 2012 were $351 million as compared to $137.6 million in the same prior period primarily due to expending $197.5 million for the construction of power generation service delivery projects in 2012 as compared with $32.1 million expended for these projects in the same prior period.

We have a substantial capital expansion program for the construction of transmission and distribution facilities, purchase of equipment and other general improvements. This program primarily supports our system infrastructure and the growth in our customer base. Significant utility construction expenditures are expected to meet long-term growth, including growth in the power generation market, and are part of our long-range forecasts that are prepared at least annually and typically cover a forecast period of five years. We are contractually obligated to expend capital as the work is completed.

We anticipate making capital expenditures, including allowance for funds used during construction, of $270 - 290 million and $75 - 85 million in our fiscal years 2012 and 2013, respectively, to provide natural gas service for two new power generation facilities in North Carolina. These expenditures are significantly higher than we have traditionally expended for service expansions. Our estimates of utility capital expenditures shown below for 2013 and 2014 have increased from last quarter primarily due to additional transmission pipeline integrity projects. We intend to fund capital expenditures in a manner that maintains our targeted capitalization ratio of 45-50% in long-term debt and 50-55% in common equity. A portion of the funding for capital expenditures is derived from operations, including lower federal income tax payments due to bonus depreciation benefits. Additional detail for the anticipated capital expenditures follows.

In millions	2012	2013	2014

Utility capital expenditures	$270 - 310	$450 - 490	$300 - 350
Power generation related capital expenditures	270 - 290	75 - 85	—

Total forecasted capital expenditures	$540 - 600	$525 - 575	$300 - 350

In October 2009, we reached an agreement with Progress Energy Carolinas, now a subsidiary of Duke Energy Corporation, to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. This required us to construct 38 miles of transmission pipeline along with additional compression facilities, which was placed into service in June 2012. To provide the additional delivery service, we executed an agreement with Cardinal to expand our firm capacity requirement on Cardinal by 149,000 dekatherms per day to serve Progress Energy Carolinas. This required Cardinal to invest in a new compressor station and expanded meter stations in order to increase the capacity of its system. As an equity venture partner of Cardinal, we made capital contributions of $9.8 million related to this system expansion beginning in January 2011 through June 2012; our current fiscal year contributions related to this expansion were $3.6 million. We do not anticipate making any additional contributions related to this expansion. Cardinal’s expansion service for the project was placed into service on June 1, 2012. In June 2012, due to Cardinal obtaining permanent financing on the expansion, we received $5.4 million as a return of our capital investment. For further information regarding this agreement, see Note 12 to the consolidated financial statements in this Form 10-Q.

In April 2010, we reached another agreement with Progress Energy Carolinas to provide natural gas delivery service to a power generation facility to be built at their existing Sutton site near Wilmington, North Carolina. The agreement calls for us to construct approximately 130 miles of transmission pipeline along with compression facilities to provide natural gas delivery service to the plant by June 2013, and our investment in the pipeline and compression facilities is supported by a long-term service agreement.

The Sutton facilities will also create cost effective expansion capacity that we will use to help serve the growing natural gas requirements of our customers in the eastern part of North Carolina. We anticipate that a portion of the cost of this project will be included in our North Carolina utility rate base because the facilities will enhance our ability to serve our other North Carolina customers. At the present time with the timing and design scope of the Sutton facilities, there is no current need to proceed with our previously announced Robeson liquefied natural gas storage project, which is dependent upon the effect of market growth in North Carolina on our need for additional system infrastructure.

In December 2011 under an agreement with Duke Energy Carolinas, we placed into service the natural gas pipeline facilities that we constructed to provide natural gas delivery service to their Rockingham County, North Carolina power generation facility.

Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $92.3 million and ($42.9) million for the nine months ended July 31, 2012 and 2011, respectively. Funds are primarily provided from short-term borrowings and the issuance of common stock through our dividend reinvestment and stock purchase plan (DRIP), our employee stock purchase plan (ESPP) and bonus depreciation. We may sell common stock and long-term debt when market and other conditions favor such long-term financing. Funds are primarily used to retire long-term debt, pay down outstanding short-term debt, repurchase common stock under the common stock repurchase program and pay quarterly dividends on our common stock.

Outstanding debt under our syndicated revolving credit facility and CP program increased to $400 million as of July 31, 2012 from $331 million as of October 31, 2011 primarily due to higher capital expenditures. For further information on short-term debt, see Note 5 to the consolidated financial statements in this Form 10-Q and the previous discussion of “Short-Term Debt” in “Financial Condition and Liquidity.”

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

We continually monitor customer growth trends, opportunities in our markets, the economic recovery of our service area and the timing of any infrastructure investments that would require the need for additional long-term debt. On March 27, 2012, we entered into an agreement to issue $300 million of notes in a private placement with a blended interest rate of 3.54%. On July 16, 2012, we issued notes in the amount of $100 million with an interest rate of 3.47%. On or around October 15, 2012, we will issue the remaining $200 million with an interest rate of 3.57%. Both issuances will mature on July 16, 2027. These proceeds will be used for general corporate purposes, including the repayment of short-term debt incurred in part for funding of capital expenditures.

During the nine months ended July 31, 2012 and 2011, we issued $16.5 million and $15.4 million, respectively, of common stock through DRIP and ESPP. From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Part II, Item 2 in this Form 10-Q. During the nine months ended July 31, 2012, we repurchased and retired ..8 million shares for $26.5 million, leaving a balance of 2,910,074 shares available for repurchase under the program. During the nine months ended July 31, 2011, we repurchased and retired .8 million shares for $23 million under the program.

We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which long-term debt was issued restrict the amount of cash dividends that may be paid. As of July 31, 2012, our retained earnings were not restricted. The Board of Directors is scheduled to consider our next quarterly dividend on common stock at its meeting on September 14, 2012.

Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity. As of July 31, 2012, our capitalization as presented in our financial statements in this Form 10-Q, including current maturities of long-term debt, if any, consisted of 48% in long-term debt and 52% in common equity. Our contractual long-term debt excludes the $200 million reclassification of CP that is expected to be refinanced in October 2012 with long-term debt. Without this $200 million reclassification, as of July 31, 2012, our capitalization, including current maturities of contractual long-term debt, if any, consisted of 43% in contractual long-term debt and 57% in common equity.

The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of July 31, 2012 and 2011, and October 31, 2011, are summarized in the table below.

	July 31		October 31		July 31
In thousands	2012	Percentage	2011	Percentage	2011	Percentage

Short-term debt	$200,000	9%	$331,000	16%	$269,500	13%
Current portion of long-term debt	—	—%	—	—%	60,000	3%
Long-term debt	975,000	44%	675,000	34%	675,000	34%

Total debt	1,175,000	53%	1,006,000	50%	1,004,500	50%
Common stockholders’ equity	1,044,771	47%	996,923	50%	1,022,238	50%

Total capitalization (including short-term debt)	$2,219,771	100%	$2,002,923	100%	$2,026,738	100%

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

As of July 31, 2012, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services (S&P) and “A3” by Moody’s Investors Service (Moody’s). Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. S&P and Moody’s have issued credit ratings on the CP program at “A1” and “P2”, respectively. Credit ratings and outlooks are opinions of the rating agencies and are subject to their ongoing review. A significant decline in our operating performance, capital structure or a significant reduction in our liquidity could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by our rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of July 31, 2012, there has been no event of default giving rise to acceleration of our debt.

Estimated Future Contractual Obligations

During the three months ended July 31, 2012, there were no material changes to our estimated future contractual obligations in Management’s Discussion and Analysis in this Form 10-Q compared to what we disclosed in our Form 10-K for the year ended October 31, 2011.

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

During the nine months ended July 31, 2012, there were no material changes in the way that we monitor and manage market risk and credit risk in accordance with our policies and procedures. Our exposure to and management of interest rate risk, commodity price risk and weather risk has remained the same during the nine months ended July 31, 2012. Our annual discussion of market risk was included in Item 7A of our Form 10-K as of October 31, 2011.

Additional information concerning market risk is included in “Financial Condition and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 in this Form 10-Q.

As of July 31, 2012, we had $400 million of debt outstanding under our CP program at an interest rate of .39%, which at July 31, 2012 was the rate for the CP program as we were not borrowing under the revolving syndicated credit facility. The carrying amount of this debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $3 million during the nine months ended July 31, 2012.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the third quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We have only routine immaterial litigation in the normal course of business.

Item 1A. Risk Factors

During the nine months ended July 31, 2012, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities.

The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended July 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)

Beginning of the period				2,910,074
5/1/12 - 5/31/12	—	$—	—	2,910,074
6/1/12 - 6/30/12	—	$—	—	2,910,074
7/1/12 - 7/31/12	—	$—	—	2,910,074

Total	—	$—	—

(1)	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment and stock purchase, employee stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. The additional four million shares were referred to as our accelerated share repurchase (ASR) program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”), except out of net earnings available for restricted payments. As of July 31, 2012, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.

Item 6. Exhibits

Compensatory Contracts:

10.1	Amended and Restated Employment Agreement dated May 25, 2012 between Piedmont Natural Gas Company, Inc. and Thomas E. Skains (substantially identical agreements have been entered into with Victor M. Gaglio, Jane R. Lewis-Raymond, Karl W. Newlin, Kevin M. O’Hara and Franklin H. Yoho)

10.2	Schedule of Amended and Restated Employment Agreements with Executives

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Consolidated Balance Sheets at July 31, 2012 and October 31, 2011; (3) Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended July 31, 2012 and 2011; (4) Consolidated Statements of Cash Flows for the nine months ended July 31, 2012 and 2011; (5) Consolidated Statements of Stockholders’ Equity for the nine months ended July 31, 2012 and 2011; and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc.
(Registrant)

Date September 7, 2012	/s/ Karl W. Newlin
Karl W. Newlin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date September 7, 2012	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller
(Principal Accounting Officer)

Exhibit INDEX

Piedmont Natural Gas Company, Inc.

Form 10-Q

For the Quarter Ended July 31, 2012

Exhibits

Compensatory Contracts:

10.1	Amended and Restated Employment Agreement dated May 25, 2012 between Piedmont Natural Gas Company, Inc. and Thomas E. Skains (substantially identical agreements have been entered into with Victor M. Gaglio, Jane R. Lewis-Raymond, Karl W. Newlin, Kevin M. O’Hara and Franklin H. Yoho)

10.2	Schedule of Amended and Restated Employment Agreements with Executives

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer