Form 10-K
period 2012-10-31
PIEDMONT NATURAL GAS CO INC
filed 2012-12-21
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of April 30, 2012.

Common Stock, no par value - $2,166,959,354

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 14, 2012
Common Stock, no par value	72,276,272

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders on March 6, 2013 are incorporated by reference into Part III.

Piedmont Natural Gas Company, Inc.

2012 FORM 10-K ANNUAL REPORT

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

In the Carolinas, our service area is comprised of numerous cities, towns and communities. We provide service from resource centers in Anderson, Greenville and Spartanburg in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington, Hickory, Indian Trail, Spruce Pine, Reidsville, Fayetteville, New Bern, Wilmington, Tarboro, Elizabeth City, Rockingham and Goldsboro in North Carolina. In North Carolina, we also provide wholesale natural gas service to Greenville, Rocky Mount and Wilson. In Tennessee, our service area is the metropolitan area of Nashville, including wholesale natural gas service to Gallatin and Smyrna.

We have two reportable business segments, regulated utility and non-utility activities, with the regulated utility segment being the largest. Factors critical to the success of the regulated utility include operating a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses that are involved in unregulated retail natural gas marketing, and regulated interstate natural gas storage and intrastate natural gas transportation. The percentage of assets as of October 31, 2012 and earnings before taxes by segment for the year ended October 31, 2012 are presented below.

	Assets	Earnings Before Taxes

Regulated Utility	97%	88%

Non-utility Activities:
Regulated non-utility activities	2%	5%
Unregulated non-utility activities	1%	7%

Total non-utility activities	3%	12%

Operations of both segments are conducted within the United States of America. For further information on equity method investments and business segments, see Note 12 and Note 14, respectively, to the consolidated financial statements.

Operating revenues shown in the Consolidated Statements of Comprehensive Income represent revenues from the regulated utility segment. The cost of purchased gas is a component of operating revenues. Increases or decreases in prudently incurred purchased gas costs from suppliers are passed through to customers through purchased gas adjustment procedures. Therefore, our operating revenues are impacted by changes in gas costs as well as by changes in volumes of gas sold and transported. For the year ended October 31, 2012, 48% of our operating revenues were from residential customers, 27% from commercial customers, 12% from large volume customers, including industrial, power generation and resale customers, 12% from secondary market activities and 1% from other sources. Secondary market transactions consist of off-system sales and capacity release arrangements and are part of our utility gas supply management program with regulator-approved sharing mechanisms between our utility customers and our shareholders. Operations of the non-utility activities segment are included in the Consolidated Statements of Comprehensive Income in “Other Income (Expense)” in “Income from equity method investments” and “Non-operating income.”

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

We are also subject to various federal regulations that affect our utility and non-utility operations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the Federal Energy Regulatory Commission (FERC) that affect the purchase and sale of and the prices paid for the interstate transportation and storage of natural gas, regulations of the Department of Transportation (DOT) that affect the design, construction, operation, maintenance, integrity, safety and security of natural gas distribution and transmission systems, and regulations of the Environmental Protection Agency (EPA) relating to the environment. In addition, we are subject to numerous other regulations, such as those relating to employment and benefit practices, which are generally applicable to companies doing business in the United States of America.

We hold non-exclusive franchises for natural gas service in many of the communities we serve, with expiration dates from December 2012 to 2058. The franchises are adequate for the operation of our gas distribution business and do not contain materially burdensome restrictions or conditions. From time to time, some of our franchise agreements expire; however, we continue to operate in those areas pursuant to the provisions of the expired franchises with no significant impact on our business. Depending on the jurisdiction, we believe that these franchises will be renewed or that service will be continued in the ordinary course of business while we negotiate renewals or continue to operate under our state-granted franchise rights without the specific franchise agreements with each city or municipality. The likelihood of cessation of service under an expired franchise is remote, and we do not believe there will be a material adverse impact on us.

The natural gas distribution business is seasonal in nature as variations in weather conditions and our regulated utility rate designs generally result in greater revenues and earnings during the winter months when temperatures are colder. For further information on weather sensitivity and the impact of seasonality on working capital, see “Financial Condition and Liquidity” in Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations. As is prevalent in the industry, we inject natural gas into storage during the summer months (principally April through October) when customer demand is lower for withdrawal from storage during the winter heating season (principally November through March) when customer demand is higher. During the year ended October 31, 2012, the amount of natural gas in storage varied from 17 million dekatherms (one dekatherm equals 1,000,000 BTUs) to 26.2 million dekatherms, and the aggregate commodity cost of this gas in storage varied from $70.6 million to $125 million.

The following is a five-year comparison of operating statistics for the years ended October 31, 2008 through 2012.

	2012	2011	2010	2009	2008
Operating Revenues (in thousands):
Sales and Transportation:
Residential	$534,321	$658,892	$743,346	$787,994	$813,032
Commercial	301,013	379,846	428,085	462,160	503,317
Industrial	95,177	104,774	116,122	126,855	209,341
Power Generation	36,027	28,969	21,708	19,609	25,266
For Resale	9,512	9,692	11,061	11,746	12,326

Total	976,050	1,182,173	1,320,322	1,408,364	1,563,282
Secondary Market Sales	140,380	244,824	224,973	221,300	515,968
Miscellaneous	6,350	6,908	7,000	8,452	9,858

Total	$1,122,780	$1,433,905	$1,552,295	$1,638,116	$2,089,108

Gas Volumes - Dekatherms
(in thousands):
System Throughput:
Residential	43,788	57,778	58,327	55,298	51,909
Commercial	33,774	40,749	39,994	38,526	36,766
Industrial	89,234	90,842	82,805	74,363	81,780
Power Generation	151,675	83,522	63,024	39,639	30,875
For Resale	5,829	6,870	8,465	9,048	8,921

Total	324,300	279,761	252,615	216,874	210,251

Secondary Market Sales	48,373	48,835	46,823	46,057	53,442

Number of Customers Billed
(12-month average):
Residential	878,851	871,401	864,205	855,670	852,586
Commercial	95,100	94,485	94,287	94,404	94,045
Industrial	2,265	2,265	2,273	2,358	2,937
Power Generation	22	22	20	20	20
For Resale	15	15	16	17	17

Total	976,253	968,188	960,801	952,469	949,605

Average Per Residential Customer:
Gas Used - Dekatherms	49.82	66.30	67.49	64.63	60.88
Revenue	$607.98	$756.13	$860.15	$920.91	$953.61
Revenue Per Dekatherm	$12.20	$11.40	$12.74	$14.25	$15.66

	2012	2011	2010	2009	2008
Cost of Gas (in thousands):
Natural Gas Commodity Costs	$379,145	$666,930	$753,529	$727,744	$1,454,073
Capacity Demand Charges	129,090	136,139	127,137	128,081	127,640
Natural Gas Withdrawn From
(Injected Into) Storage, net	27,580	11,362	5,293	126,480	(78,283)
Regulatory Charges (Credits), net	11,519	45,835	113,744	94,237	32,705

Total	$547,334	$860,266	$999,703	$1,076,542	$1,536,135

Supply Available for Distribution
(dekatherms in thousands):
Natural Gas Purchased	132,426	155,550	157,021	149,696	159,857
Transportation Gas	235,474	175,005	147,038	115,519	108,332
Natural Gas Withdrawn From
(Injected Into) Storage, net	(378)	196	(1,309)	1,010	(2,980)
Company Use	(296)	(309)	(282)	(283)	(135)

Total	367,226	330,442	302,468	265,942	265,074

During the year ended October 31, 2012, we delivered 324.3 million dekatherms to our retail customers compared to 279.8 million dekatherms the year before. Of this amount, 246.7 million dekatherms of gas were sold to or transported for large volume customers compared with 181.2 million dekatherms in 2011. Of these volumes sold to or transported for large volume customers, we transported 151.7 million dekatherms this year to power generation facilities compared with 83.5 million dekatherms in the prior year. The margin earned from power generation customers is largely based on fixed monthly demand charge contracts and does not vary significantly based on the volumes transported. Deliveries to temperature-sensitive residential and commercial customers, whose consumption varies with the weather, totaled 77.6 million dekatherms in 2012, compared with 98.5 million dekatherms in 2011. Weather, as measured by degree days, was 19% warmer than normal in 2012 and 10% colder than normal in 2011.

We purchase natural gas under firm contracts to meet our design-day requirements for firm sales customers. These contracts provide that we pay a reservation fee to the supplier to reserve or guarantee the availability of gas supplies for delivery. Under these provisions, absent force majeure conditions, any disruption of supply deliverability is subject to penalty and damage assessment against the supplier. We ensure the delivery of the gas supplies to our distribution system to meet the peak day, seasonal and annual needs of our firm customers by using a variety of firm transportation and storage capacity contracts. The pipeline capacity contracts require the payment of fixed monthly demand charges to reserve firm transportation or storage entitlements. We align the contractual agreements for supply with the firm capacity agreements in terms of volumes, receipt and delivery locations and demand fluctuations. We may supplement these firm contracts with other supply arrangements to serve our interruptible market.

As of October 31, 2012, we had contracts for the following pipeline firm transportation capacity in dekatherms per day.

Williams-Transco	632,200
Kinder Morgan -Tennessee Pipeline	74,100
Spectra-Texas Eastern (through East Tennessee and Transco)	36,700
NiSource-Columbia Gas (through Transco and Columbia Gulf)	42,800
NiSource-Columbia Gulf	10,000
ONEOK-Midwestern (through Tennessee, Columbia Gulf, East Tennessee and Transco)	120,000

Total	915,800

As of October 31, 2012, we had the following assets or contracts for local peaking facilities and storage for seasonal or peaking capacity in dekatherms of daily deliverability to meet the firm demands of our markets with deliverability from 5 days to one year.

Piedmont Liquefied Natural Gas (LNG)	250,000
Pine Needle LNG (through Transco)	263,400
Williams-Transco Storage	86,100
NiSource-Columbia Gas Storage	96,400
Hardy Storage (through Columbia Gas and Transco)	68,800
Dominion Storage (through Transco)	13,200
Kinder Morgan -Tennessee Pipeline Storage	55,900

Total	833,800

As of October 31, 2012, we own or have under contract 36.1 million dekatherms of storage capacity, either in the form of underground storage or LNG. This capability is used to supplement or replace regular pipeline supplies.

We have historically sourced the gas that we distribute primarily from the Gulf Coast production region. We purchase these natural gas supplies by contracting primarily with major and independent producers and marketers. We also purchase transportation and storage services from interstate pipelines that are regulated by the FERC. When firm pipeline services are temporarily not needed due to market demand fluctuations, we may release these services in the secondary market under FERC-approved capacity release provisions, with proceeds received being used to reduce the cost of natural gas we charge to customers through the sharing mechanism that is available in all three jurisdictions whereby customers are allocated 75% of the savings through the incentive plans. Peak-use requirements are met through the use of company owned storage facilities, pipeline transportation capacity, purchased storage services and other supply sources. We have been able to obtain sufficient supplies of natural gas to meet customer requirements, and with the prospect of abundant domestic shale natural gas supplies and our contracted pipeline capacity, we believe that we will be able to meet our market demands in the future.

To diversify our reliance away from the Gulf Coast region, we receive firm, long-term market area storage service from Hardy Storage Company, LLC (Hardy Storage) located in West Virginia, Columbia Gas Storage located in West Virginia, Ohio and Pennsylvania, and Dominion Storage located in West Virginia, Pennsylvania and New York that may be filled with Appalachian sourced supply. We also contract for firm, long-term transportation service from Midwestern Gas Transmission Company that provides access to gas supplies from Canadian and Rocky Mountain supply basins and the Chicago hub that can supply city gate demand or be used to fill storage facilities on Tennessee Gas Pipeline, Columbia Gas, Pine Needle and Transco.

In November 2012, we executed our supply diversification strategy to bring abundant and low cost natural gas supplies from the Marcellus supply basin to our natural gas markets in the Carolinas. We signed a long-term contract with Cabot Oil & Gas to purchase firm, price-competitive Marcellus gas supplies. We also signed a long-term firm contract with Williams-Transco for its Leidy Southeast expansion project to transport those gas supplies to our markets. These new supply arrangements are scheduled to begin in December 2015, and we believe they will provide diversification, reliability and gas cost benefits to Piedmont’s customers across the Carolinas.

We completed pipeline expansion projects in December 2011 and June 2012 to provide long-term natural gas delivery service to two power generation customers in our market area. We have one pipeline expansion project under construction to provide natural gas delivery service to a power generation facility currently under construction in North Carolina with a targeted in service date of June 2013. In addition to delivering the natural gas supply to achieve the environmental benefits of replacing coal-fired power plants with new natural gas-fired power plants, the construction of natural gas pipelines for two of these projects increases our natural gas infrastructure in the eastern part of North Carolina and enhances future opportunities for economic growth and development. See the following discussion of our forecasted capital investment related to the construction of the natural gas pipelines and compressor stations to serve these new power generation facilities in “Cash Flows from Investing Activities” in Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

With some improvement in economic conditions and targeted marketing programs on the benefits of natural gas in our service areas, we have made gains in utility customer growth. The composition of our new customers for the year ended October 31, 2012 is presented below.

Residential new home construction	7,939
Residential conversion	3,789
Commercial	1,546

Total new customers	13,274

We forecast continuing gross customer growth for fiscal 2013 of approximately 1%.

Our business model supports new clean energy technologies and energy efficiencies in the end use of natural gas. We are seeking opportunities for regulatory innovation and strategic alliances to advance our customers’ interests in energy conservation, efficiency and environmental stewardship. We are promoting the direct use of natural gas in more homes, businesses, industries and vehicles as we strongly believe that the expanded use of clean, efficient, abundant and domestic natural gas with its relatively low emissions can help revitalize our economy, reduce both overall energy consumption and greenhouse gas emissions and enhance our national energy security. We see an opportunity in the clean energy technology of compressed natural gas (CNG) vehicles. We are executing a plan to build CNG fueling stations in our service area for use by our own vehicle fleet as well as by third party customers. We currently own and operate eight company CNG fueling stations at Company resource centers with 14% of our vehicle fleet capable of using CNG. We are also actively pursuing other commercial fleets to utilize company CNG stations and will serve commercial customers with fueling stations at their sites where there is sufficient demand. We sold 38,000 dekatherms of CNG to commercial customers for the year ended October 31, 2012, which is equivalent to approximately 579 homes, and used 4,880 dekatherms of CNG in our own fleets. Through sales of CNG to commercial customers and use by our own fleet, this CNG usage displaced more than 344,000 gallons of gasoline and diesel fuel.

To further our strategy of expanding our complementary energy-related businesses, in November 2012, we entered into an agreement to become a 24% equity member of Constitution Pipeline Company, LLC with two other members. The purpose of the joint venture is to construct and operate an interstate natural gas pipeline and related facilities connecting gathering systems in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost between $700 – $800 million. For further information on this equity method investment, see Note 12 to the consolidated financial statements in this Form 10-K.

During the year ended October 31, 2012, approximately 5% of our margin (operating revenues less cost of gas) was generated from deliveries to industrial or large commercial customers that have the capability to burn a fuel other than natural gas, with fuel oil being the most significant competing energy alternative. Our ability to maintain industrial market share is largely dependent on price and alternative fuels. The relationship between supply and demand has the greatest impact on the price of natural gas. The price of oil depends upon a number of factors beyond our control, including the relationship between worldwide supply and demand and the policies of foreign and domestic governments and organizations, as well as the value of the US dollar versus other currencies. Our margin could be impacted, either positively or negatively, as a result of alternate fuel decisions made by industrial customers.

Under FERC policies, certain large volume customers located in proximity to the interstate pipelines delivering gas to us could bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. During the fiscal year ended October 31, 2012, no bypass occurred. The future level of bypass activity cannot be predicted.

The regulated utility also competes with other energy products, such as electricity and propane, in the residential and small commercial customer markets. The most significant product competition is with electricity for space heating, water heating and cooking. Numerous factors can influence customer demand for natural gas including price, value, availability, environmental attributes, comfort, convenience, reliability and energy efficiency. The direct use of natural gas in homes and businesses is the most efficient and cost effective use of natural gas and results in overall lower carbon emissions.

During the year ended October 31, 2012, our largest revenue generating customer contributed $59.2 million, or 5%, of total operating revenues. Our largest margin generating customer contributed $27.5 million, or 5% of total margin.

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

Costs incurred for natural gas, labor, employee benefits, consulting and construction are the business charges that we incur that are most significantly impacted by inflation. Changes to the cost of gas are generally recovered through regulatory mechanisms and do not significantly impact net income. Labor and employee benefits are components of the cost of service, and construction costs are the primary component of rate base. In order to recover increased costs and earn a fair return on rate base, we file general rate cases for review and approval by regulatory authorities in North Carolina and Tennessee, when necessary. The ratemaking process has a natural time lag between incurrence of additional costs and the setting of new rates. In South Carolina, we operate under a rate stabilization mechanism that reduces the lag to one year. This regulatory lag can impact earnings.

As of October 31, 2012, our fiscal year end, we had 1,752 employees compared with 1,782 as of October 31, 2011.

Our reports on Form 10-K, Form 10-Q and Form 8-K, and any amendments to these reports, are available at no cost on our website at www.piedmontng.com as soon as reasonably practicable after the report is filed with or furnished to the Securities and Exchange Commission (SEC).

Item 1A. Risk Factors

An overall economic downturn could negatively impact our earnings.

Weakening economic activity in our markets could result in a loss of customers, a decline in customer additions, especially in the new home construction market, or a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. It may become more difficult for customers to pay their gas bills, leading to slow collections and higher-than-normal levels of accounts receivable. This could increase our financing requirements and non-gas cost bad debt expense. Deteriorating economic conditions could also affect pension costs by reducing the value of the investments that fund our pension plan and negatively affect actuarial assumptions, resulting in increased pension costs. The foregoing could negatively affect earnings and liquidity, reducing our ability to grow the business.

Increases in the wholesale price of natural gas could reduce our earnings and working capital.

The supply and demand balance in natural gas markets could cause an increase in the price of natural gas. Recently, the increased production of U.S. shale natural gas has put downward pressure on the wholesale cost of natural gas; accordingly, restrictions or regulations on shale gas production could cause natural gas prices to increase. Additionally, the Commodities Futures Trading Commission (CFTC) under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act has regulatory authority of the over-the-counter derivatives markets. Regulations affecting derivatives could increase the price of our gas supply. The prudently incurred cost we pay for natural gas is passed directly through to our customers. Therefore, significant increases in the price of natural gas may cause our existing customers to conserve or motivate them to switch to alternate sources of energy as well as cause new home developers, builders and new customers to select alternative sources of energy. Decreases in the volume of gas we sell could reduce our earnings in the absence of decoupled rate structures, and a decline in new customers could impede growth in our future earnings. In addition, during periods when natural gas prices are high, our working capital costs could increase due to higher carrying costs of gas storage inventories, adding further upward pressure on customers’ bills. Customers may have trouble paying those higher bills which may lead to bad debt expenses, ultimately reducing our earnings.

The availability of adequate interstate pipeline transportation capacity and natural gas supply may decrease.

We purchase all of our gas supply from interstate sources that must then be transported to our service territory. Interstate pipeline companies transport the gas to our system under firm service agreements that are designed to meet the requirements of our core markets. A significant disruption to or reduction in that supply or interstate pipeline capacity due to events including but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or cyber-attacks or other acts of war, or legislative or regulatory actions, could reduce our normal interstate supply of gas and thereby reduce our earnings. Moreover, if additional natural gas infrastructure, including but not limited to exploration and drilling rigs and platforms, processing and gathering systems, off-shore pipelines, interstate pipelines and storage, cannot be built at a pace that meets demand, then our growth opportunities would be limited and our earnings negatively impacted.

Regulatory actions at the state level could impact our ability to earn a reasonable rate of return on our invested capital and to fully recover our operating costs as well as reduce our earnings.

Our regulated utility segment is regulated by the NCUC, the PSCSC and the TRA. These agencies set the rates that we charge our customers for our services. We monitor allowed rates of return and our ability to earn appropriate rates of return based on factors, such as increased operating costs, and initiate general rate proceedings as needed. If a state regulatory commission were to prohibit us from setting rates that allow for the timely recovery of our costs and a reasonable return by significantly lowering our allowed return or negatively altering our cost allocation, rate design, cost trackers, including margin decoupling and cost of gas, recovery of regulatory assets, including deferred gas costs, or other tariff provisions, then our earnings could be negatively impacted.

In the normal course of business in the regulatory environment, assets are placed in service before rate cases can be filed that could result in an adjustment of our returns. Once rate cases are filed, regulatory bodies have the authority to suspend implementation of the new rates while studying the cases. Because of this process, we may suffer the negative financial effects of having placed in service assets that do not initially earn our authorized rate of return without the benefit of rate relief, which is commonly referred to as “regulatory lag.” Additionally, our capital investment in recent years has been and is projected to remain at higher levels, increasing the risk of cost recovery. The foregoing may negatively impact our results of operations and earnings.

Rate cases also involve a risk of rate reduction, because once rates have been filed, they are still subject to challenge for their reasonableness by various intervenors. Regulatory authorities also review whether our gas costs are prudent and can adjust the amount of our gas costs that we pass through to our customers. Additionally, our state regulators foster a competitive regulatory model that, for example, allows us to recover any margin losses associated with negotiated transactions designed to retain large volume customers that could use alternative fuels or that may directly access natural gas supply through their own connection to an interstate pipeline. If there are changes in the regulatory compact that alter our ability to compete for these customers, then we could lose customers or incur significant unrecoverable expenses or margin losses to retain them. The occurrence of any of the foregoing could negatively impact our results of operations, financial condition and cash flows.

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

In residential, commercial and industrial customer markets, our natural gas distribution operations compete with other energy products, primarily electricity, propane and fuel oil. Our primary product competition is with electricity for heating, water heating and cooking. Increases in the price of natural gas or decreases in the price of other energy sources could negatively impact our competitive position by decreasing the price benefits of natural gas to the consumer. In the case of industrial customers, such as manufacturing plants, adverse economic or market conditions, including higher gas costs, could cause these customers to suspend business operations or to use alternative sources of energy or bypass our systems in favor of energy sources with lower per-unit costs.

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

Approximately 97% of our assets and 88% of our earnings before taxes come from our regulated utility businesses. Further, approximately 70% of our natural gas utility customers and most of our utility transmission and distribution pipelines are located in North Carolina, with the remainder located in South Carolina and Tennessee. Changes in the regional economies, politics, regulations and weather patterns of North Carolina, South Carolina and Tennessee could negatively impact the growth opportunities available to us and the usage patterns and financial condition of customers and could adversely affect our earnings.

We are subject to new and existing laws and regulations that may require significant expenditures, significantly increase operating costs, or significant fines or penalties for noncompliance.

Our business and operations are subject to regulation by the FERC, the NCUC, the PSCSC, the TRA, the DOT, the EPA, the CFTC and other agencies, and we are subject to numerous federal and state laws and regulations. Compliance with existing or new laws and regulations may result in increased capital, operating and other costs which may not be recoverable in rates from our customers. Furthermore, because the language in some laws and regulations is not prescriptive, there is a risk that our interpretation of these laws and regulations may not be consistent with expectations of regulators. Any compliance failure related to these laws and regulations may result in fines, penalties or injunctive measures affecting operating assets. For example, under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act to impose penalties for current violations of up to $1 million per day for each violation. In addition, as the regulatory environment for our industry increases in complexity, the risk of inadvertent noncompliance could also increase. All of the above could result in a material adverse effect on our business, results of operations or financial condition.

Climate change, carbon neutral or energy efficiency legislation or regulations could increase our operating costs or restrict our market opportunities, negatively affecting our growth, cash flows and earnings.

The federal and/or state governments may enact legislation or regulations that attempt to control or limit the causes of climate change, including greenhouse gas emissions such as carbon dioxide. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, impose costs or restrictions on end users of natural gas, or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. The focus on climate change could negatively impact the reputation of fossil fuel products or services. The occurrence of the foregoing events could put upward pressure on the cost of natural gas relative to other energy sources, increase our costs and the prices we charge to customers, reduce the demand for natural gas, and impact the competitive position of natural gas and the ability to serve new customers, negatively affecting our growth opportunities, cash flows and earnings.

Weather conditions may cause our earnings to vary from year to year.

Our earnings can vary from year to year, depending in part on weather conditions. Warmer-than-normal weather can reduce our utility margins as customer consumption declines. We have in place regulatory mechanisms and rate design that normalize the margin we collect from certain customer classes during the winter, providing for an adjustment up or down, to take into account warmer-than-normal or colder-than-normal weather. If our rates and tariffs are modified to eliminate weather protection provisions, such as weather normalization and rate decoupling tariffs, then we would be exposed to significant risk associated with weather. Additionally, our weather normalization mechanisms provide reduced protection for significantly warmer-than-normal winter weather. As a result of the foregoing, our results of operations and earnings could vary and be negatively impacted.

The operation of our gas distribution and transmission activities may be interrupted by accidents, work stoppage, severe weather conditions, including destructive weather patterns, such as hurricanes, tornadoes and floods, pandemic or acts of terrorism.

Inherent in our gas distribution and transmission activities, including natural gas and LNG storage, are a variety of hazards and operational risks, such as third party excavation damage, leaks, ruptures and mechanical problems. Severe weather conditions, as well as acts of terrorism or cyber-attacks, could also damage our pipelines and other infrastructure and disrupt our ability to conduct our natural gas distribution and transportation business. The outbreak of a pandemic could result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. If the foregoing events are severe enough or if they lead to operational interruptions, they could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to us. The location of pipeline and storage facilities near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering places, could increase the level of damages resulting from these risks. Our regulators may not allow us to recover part or all of the increased cost related to the foregoing events from our customers, which would negatively affect our earnings. The occurrence of any of these events could adversely affect our financial position, results of operations and cash flows.

We may not be able to complete necessary or desirable pipeline expansion or infrastructure development projects, which may delay or prevent us from serving our customers or expanding our business.

In order to serve new customers or expand our service to existing customers, we need to maintain, expand or upgrade our distribution, transmission and/or storage infrastructure, including laying new pipeline and building compressor stations. Various factors may prevent or delay us from completing such projects or make completion more costly, such as the inability to obtain required approval from local, state and/or federal regulatory and governmental bodies, public opposition to the project, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to rights-of-way, construction or other material development components. As a result, we may not be able to adequately serve existing customers or support customer growth, which would negatively impact our earnings. In addition, the counterparty to one of our power generation construction agreements may elect to terminate the agreement prior to the in-service date for the project, which would negatively affect future earnings and cash flows.

A downgrade in our credit ratings could negatively affect our cost of and ability to access capital.

Our ability to obtain adequate and cost effective financing depends in part on our credit ratings. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by our rating agencies, particularly below investment grade, could adversely affect our costs of borrowing and/or access to sources of liquidity and capital. Such a downgrade could further limit our access to private credit markets and increase the costs of borrowing under available credit lines. Should our credit ratings be downgraded, the interest rate on our borrowings under our revolving credit agreement and commercial paper program would increase. An increase in borrowing costs without the ability to recover these higher costs in the rates charged to our customers could adversely affect earnings by limiting our ability to earn our allowed rate of return.

We may be unable to access capital or the cost of capital may significantly increase.

Our ability to obtain adequate and cost effective financing is dependent upon the liquidity of the financial markets, in addition to our credit ratings. Disruptions in the capital and credit markets could adversely affect our ability to access short-term and long-term capital. Our access to funds under short-term credit facilities is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Disruptions and volatility in the global credit markets could cause the interest rate we pay on our short-term credit facility, which is based on the London Interbank Offered Rate, to increase, could result in higher interest rates on future financings, and could impact the liquidity of the lenders under our short-term credit facility, potentially impairing their ability to meet their funding commitments. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to capital needed for our business. Tax rates on dividends may increase, which could increase the cost of equity. The inability to access adequate capital or the increase in cost of capital may require us to conserve cash, prevent or delay us from making capital expenditures, and require us to reduce or eliminate the dividend or other discretionary uses of cash. A significant reduction in our liquidity could cause a negative change in our ratings outlook or even a reduction in our credit ratings. This could in turn further limit our access to credit markets and increase our costs of borrowing.

Changes in federal and state fiscal, tax and monetary policy could significantly increase our costs or decrease our cash flows.

Changes in federal and state fiscal, tax and monetary policy may result in increased taxes, interest rates, and inflationary pressures on the costs of goods, services and labor. This could increase our expenses and decrease our earnings if we are not able to recover such increased costs from our customers. This series of events may increase our rates to customers and thus may negatively impact customer billings and customer growth. Changes in accounting or tax rules could negatively affect our cash flows. Any of these events may cause us to increase debt, conserve cash, negatively affect our ability to make capital expenditures to grow the business or require us to reduce or eliminate the dividend or other discretionary uses of cash, and could negatively affect earnings.

We do not generate sufficient cash flows to meet all our cash needs.

Historically, we have made large capital expenditures in order to finance the expansion, upgrading and maintenance of our transmission and distribution systems. We also purchase natural gas for storage. We have made several equity method investments and will continue to pursue other similar investments, all of which are and will be important to our growth and profitability. We fund a portion of our cash needs for these purposes, as well as contributions to our employee pensions and benefit plans, through borrowings under credit arrangements and by offering new debt and equity securities. Our dependency on external sources of financing creates the risk that our profits could decrease as a result of higher borrowing costs and that we may not be able to secure external sources of cash necessary to fund our operations and new investments on terms acceptable to us. Volatility in seasonal cash flow requirements, including requirements for our gas supply procurement and risk management programs, may require increased levels of borrowing that could result in non-compliance with the debt-to-equity ratios in our credit facilities as well as cause a credit rating downgrade. Any disruptions in the capital and credit markets could require us to conserve cash until the markets stabilize or until alternative credit arrangements or other funding required for our needs can be secured. Such measures could cause deferral of major capital expenditures, changes in our gas supply procurement program, the reduction or elimination of the dividend payment or other discretionary uses of cash, and could negatively affect our future growth and earnings.

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

The cost of providing pension benefits and related funding obligations may increase.

Our costs of providing a non-contributory defined benefit pension plan are dependent on a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plan, changes in these actuarial assumptions, future government regulation, changes in life expectancy, and our required or voluntary contributions made to the plan. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as a significant decline in the value of investments that fund our pension plan, if not offset or mitigated by a decline in our liabilities, could increase the expense of our pension plan, and we could be required to fund our plan with significant amounts of cash. Such cash funding obligations could have a material impact on our liquidity by reducing cash flows and could negatively affect results of operations.

We may invest in companies that have risks that are inherent in their businesses, and these risks may negatively affect our earnings from those companies.

We are invested in several natural gas related businesses as an equity method investor. The businesses in which we invest are subject to laws, regulations or market conditions, or have risks inherent in their operations, that could adversely affect their performance. Those that are not directly regulated by state or federal regulatory bodies could be subject to adverse market conditions not experienced by our regulated utility segment. We do not control the day to day operations of our equity method investments, and thus the management of these businesses by our partners could adversely impact their performance. We may not be able to fully direct the management and policies of these businesses, and other participants in those relationships may take action contrary to our interests, including making operational decisions that could affect our costs and liabilities related to our investment. In addition, other participants may withdraw from the business, become financially distressed or bankrupt, or have economic or other business interests or goals that are inconsistent with ours. All the foregoing could adversely affect our earnings from or return of our investment in these businesses. We could make future equity method investments or acquisitions of unregulated businesses that have the similar potential to adversely affect our earnings from or return of our investment in those businesses. All these adverse impacts could negatively affect our results of operations or financial condition.

We may be unable to attract and retain professional and technical employees, which could adversely impact our earnings.

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

The SEC is considering whether issuers in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards (IFRS) instead of the current generally accepted accounting principles in the United States (GAAP). IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (IASB), which are currently in effect for most other countries in the world. Unlike U.S. GAAP, IFRS does not currently provide an industry accounting standard for rate-regulated activities. As such, if IFRS were adopted in its current state, we may be precluded from applying certain regulatory accounting principles, including the recognition of certain regulatory assets and regulatory liabilities. The potential issues associated with rate-regulated accounting, along with other potential changes associated with the adoption of IFRS, may adversely impact our reported financial condition and results of operations should adoption of IFRS be required. Also, the U.S. Financial Accounting Standards Board is considering various changes to U.S. GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards over the next several years. If approved, adoption of these changes may adversely impact our reported financial condition and results of operations.

Cyber-attack, acts of cyber-terrorism or failure of technology systems could disrupt our business operations, shut down our facilities or result in the loss or exposure of confidential or sensitive customer, employee or Company information.

We are placing greater reliance on technological tools that support our operations and corporate functions and processes. We may own these tools or have a license to use them, or we may rely on the technological tools of third parties to whom we outsource processes. We use such tools to manage our natural gas distribution and transmission pipeline operations, maintain customer, employee, Company and vendor data, prepare our financial statements, manage supply chain and other business processes. One or more of these technologies may fail due to physical disruption such as flooding, design defects or human error, or we may be unable to have these technologies supported, updated, expanded or integrated into other technologies. Additionally, our business operations and information technology systems may be vulnerable to attack by individuals or organizations that could result in disruption to them.

Disruption or failure of business operations and information technology systems could shut down our facilities or otherwise adversely impact our ability to safely deliver natural gas to our customers, operate our pipeline systems, serve our customers effectively or manage our assets. An attack on or failure of information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. The foregoing events could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability, and our operations and financial results could be adversely affected.

Our insurance coverage may not be sufficient.

We currently have general liability and property insurance in place in amounts that we consider appropriate based on our business risk and best practices in our industry and in general business. Such policies are subject to certain limits and deductibles and include business interruption coverage for limited circumstances. Insurance coverage covering risks against which we and others in our industry typically insure may not be available in the future, or may be available but at materially increased costs, reduced coverage or on terms that are not commercially reasonable. Premiums and deductibles may increase substantially. The insurance proceeds received for any loss of, or any damage to, any of our facilities or to third parties may not be sufficient to restore the total loss or damage. Further, the proceeds of any such insurance may not be paid in a timely manner. The occurrence of any of the foregoing could have a material adverse effect on our financial position, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All property included in the Consolidated Balance Sheets in “Utility Plant” is owned by us and used in our regulated utility segment. This property consists of intangible plant, other storage plant, transmission plant, distribution plant and general plant as categorized by natural gas utilities, with the majority of the total invested in utility distribution and transmission plant to serve our customers. We have approximately 2,800 linear miles of transmission pipeline up to 30 inches in diameter that connect our distribution systems with the transmission systems of our pipeline suppliers. We distribute natural gas through approximately 22,000 linear miles of distribution mains up to 16 inches in diameter. The transmission pipelines and distribution mains are generally underground, located near public streets and highways, or on property owned by others, for which we have obtained the necessary legal rights to place and operate our facilities on such property. All of these properties are located in North Carolina, South Carolina and Tennessee. Utility Plant includes “Construction work in progress” which primarily represents distribution, transmission and general plant projects that have not been placed into service pending completion.

None of our property is encumbered, and all property is in use except for “Plant held for future use” as classified in the Consolidated Balance Sheets. The amount classified as plant held for future use relates to expenditures associated with a potential LNG peak storage facility in the eastern part of North Carolina. There is no current need to proceed with the Robeson LNG peak storage facility due to the expansion capacity, cost effectiveness, timing and design scope of another construction project that will enhance our ability to serve our North Carolina customers in this area. The future use of this property is dependent upon annual updates to our ongoing five-year plan for forecasted growth requirements.

We own or lease for varying periods our corporate headquarters building located in Charlotte, North Carolina and our resource centers located in North Carolina, South Carolina and Tennessee. Lease payments for these various offices totaled $3.7 million for the year ended October 31, 2012.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock (symbol PNY) is traded on the New York Stock Exchange (NYSE). The following table provides information with respect to the high and low sales prices from the NYSE Composite for each quarterly period for the years ended October 31, 2012 and 2011.

2012	High	Low	2011	High	Low

Quarter ended:			Quarter ended:
January 31	$ 34.74	$29.90	January 31	$30.10	$27.57
April 30	34.00	29.05	April 30	32.00	27.88
July 31	33.03	28.90	July 31	31.98	28.80
October 31	33.72	31.03	October 31	33.60	25.86

Holders

As of December 14, 2012, our common stock was owned by 13,392 shareholders of record. Holders of record exclude the individual and institutional security owners whose shares are held in street name or in the name of an investment company.

Dividends

The following table provides information with respect to quarterly dividends paid on common stock for the years ended October 31, 2012 and 2011. We expect that comparable cash dividends will continue to be paid in the future.

	Dividends Paid		Dividends Paid
2012	Per Share	2011	Per Share

Quarter ended:		Quarter ended:
January 31	29¢	January 31	28¢
April 30	30¢	April 30	29¢
July 31	30¢	July 31	29¢
October 31	30¢	October 31	29¢

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of October 31, 2012, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.

Share Repurchases

The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended October 31, 2012.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price Paid Per Share	as Part of Publicly	Yet be Purchased
Period	Purchased		Announced Program	Under the Program (1)

Beginning of the period				2,910,074
8/1/12 - 8/31/12	-	$-	-	2,910,074
9/1/12 - 9/30/12	-	$-	-	2,910,074
10/1/12 - 10/31/12	-	$-	-	2,910,074

Total	-	$-	-

(1)	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment and stock purchase, employee stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. The additional four million shares were referred to as our accelerated share repurchase (ASR) program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.

Discussion of our compensation plans, under which shares of our common stock are authorized for issuance, is included in the portion of our proxy statement captioned “Executive Compensation” to be filed no later than January 31, 2013, in connection with our Annual Meeting to be held on March 6, 2013, and is incorporated herein by reference.

Comparisons of Cumulative Total Shareholder Returns

The following performance graph compares our cumulative total shareholder return from October 31, 2007 through October 31, 2012 (a five-year period) with the average performance of our industry peer group and the Standard & Poor’s 500 Stock Index, a broad market index (the S&P 500 Index). Our LDC Peer Group index is comprised of peer group companies that are publicly traded, have a focus on natural gas distribution in multi-state territories and have similar annual revenues and market capitalization to ours. We attempt to have our peer group companies meet a majority of these criteria for inclusion in the group, and we use the same peer group to calculate our cumulative shareholder return as we use for market benchmarking for our executive compensation plans when the end of the three-year performance period of a share-based plan award aligns with the current year of our report.

NICOR, Inc. and AGL Resources Inc. were included in our peer group for our fiscal year 2011. In 2012, NICOR, Inc. was merged into AGL Resources Inc.

The graph assumes that the value of an investment in Common Stock and in each index was $100 at October 31, 2007 and that all dividends were reinvested. Stock price performances shown on the graph are not indicative of future price performance.

Comparisons of Five-Year Cumulative Total Returns Value of $100 Invested as of October 31, 2007

LDC Peer Group—The following companies are included: AGL Resources Inc., Atmos Energy Corporation, New Jersey Resources Corporation, NiSource Inc., Northwest Natural Gas Company, South Jersey Industries, Inc., Southwest Gas Corporation, The Laclede Group, Inc., Vectren Corporation and WGL Holdings, Inc.

	2007	2008	2009	2010	2011	2012
Piedmont	$100	$134	$99	$130	$150	$152
LDC Peer Group	100	100	97	123	142	149
S&P 500 Index	100	64	70	82	88	102

Item 6. Selected Financial Data

The following table provides selected financial data for the years ended October 31, 2008 through 2012.

In thousands except per share amounts	2012	2011	2010	2009	2008

Operating Revenues	$1,122,780	$1,433,905	$1,552,295	$1,638,116	$2,089,108
Margin (operating revenues less cost of gas)	$575,446	$573,639	$552,592	$561,574	$552,973
Net Income	$119,847	$113,568	$141,954	$122,824	$110,007
Earnings per Share of Common Stock:
Basic	$1.67	$1.58	$1.96	$1.68	$1.50
Diluted	$1.66	$1.57	$1.96	$1.67	$1.49
Cash Dividends per Share of Common Stock	$1.19	$1.15	$1.11	$1.07	$1.03
Total Assets *	$3,769,939	$3,242,541	$3,053,275	$3,118,819	$3,138,401
Long-Term Debt (less current maturities)	$975,000	$675,000	$671,922	$732,512	$794,261

* Total assets for 2008 have been adjusted to reflect the gross presentation rather than a net presentation in accordance with the adoption of new accounting guidance related to offsetting of amounts related to certain contracts with the same counterparty.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report, as well as other documents we file with the Securities and Exchange Commission (SEC), may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. These statements are based on management’s current expectations from information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to the following, as well as those discussed in Item 1A. Risk Factors:

•	economic conditions in our markets
•	wholesale price of natural gas
•	availability of adequate interstate pipeline transportation capacity and natural gas supply
•	regulatory actions at the state level that impact our ability to earn a reasonable rate of return and fully recover our operating costs on a timely basis
•	competition from other companies that supply energy
•	changes in the regional economies, politics, regulations and weather patterns of the three states in which our operations are concentrated
•	costs of complying or effect of noncompliance with state and federal laws and regulations that are applicable to us
•	effect of climate change, carbon neutral or energy efficiency legislation or regulations on costs and market opportunities
•	weather conditions
•	operational interruptions to our gas distribution and transmission activities
•	ability to complete necessary or desirable pipeline expansion or infrastructure development projects
•	our credit ratings
•	availability and cost of capital

•	federal and state fiscal, tax and monetary policy
•	ability to generate sufficient cash flows to meet all our cash needs
•	ability to satisfy all of our outstanding debt obligations
•	ability of counterparties to meet their obligations to us
•	costs of providing pension benefits
•	earnings from the joint venture businesses in which we invest
•	ability to attract and retain professional and technical employees
•	changes in accounting standards
•	risk of cyber-attack, acts of cyber-terrorism, or failure of technology systems
•	ability to obtain and maintain sufficient insurance
•	change in number of outstanding shares

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

Overview

Piedmont Natural Gas Company, Inc., which began operations in 1951, is an energy services company whose principal business is the distribution of natural gas to over one million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including 51,600 customers served by municipalities who are our wholesale customers. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, and regulated interstate natural gas storage and intrastate natural gas transportation. Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” or “Piedmont” means consolidated Piedmont Natural Gas Company, Inc. and its subsidiaries.

We have two reportable business segments, regulated utility and non-utility activities, with the regulated utility segment being the largest. Factors critical to the success of the regulated utility include operating a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses. For further information on equity method investments and business segments, see Note 12 and Note 14, respectively, to the consolidated financial statements in this Form 10-K.

Regulation

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

We are also subject to various federal regulations that affect our utility and non-utility operations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the Federal Energy Regulatory Commission that affect the purchase and sale of and the prices paid for the interstate transportation and storage of natural gas, regulations of the U.S. Department of Transportation (DOT) that affect the design, construction, operation, maintenance, integrity, safety and security of natural gas distribution and transmission systems, and regulations of the Environmental Protection Agency relating to the environment. In addition, we are subject to numerous other regulations, such as those relating to employment and benefit practices, which are generally applicable to companies doing business in the United States of America.

Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to recover the cost of natural gas delivered to our customers and our operating expenses and to earn a fair rate of return on invested capital for our shareholders. Our ability to earn our authorized rates of return is based in part on our ability to reduce or eliminate regulatory lag and also by improved rate designs that decouple the recovery of our approved margins from customer usage patterns impacted by seasonal weather patterns and customer conservation.

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

In North Carolina, we have a margin decoupling mechanism that provides for the recovery of our approved margin from residential and commercial customers on an annual basis independent of consumption patterns. The margin decoupling mechanism provides for semi-annual rate adjustments to refund any over-collection of margin or to recover any under-collection of margin. In South Carolina, we operate under a rate stabilization adjustment mechanism that achieves the objectives of margin decoupling for residential and commercial customers with a one year lag. Under the rate stabilization adjustment tariff mechanism, we restate our rates in South Carolina based on updated costs and revenues on an annual basis. We also have a weather normalization adjustment (WNA) mechanism in South Carolina that partially offsets the impact of colder- or warmer-than-normal winter weather on bills rendered during the months of November through March to residential and commercial customers. In March 2012, we expanded our WNA mechanism in Tennessee to include bills rendered during the months of October through April to residential and commercial customers. Our WNA formulas calculate the actual weather variance from normal, using 30 years of history and increases revenues when weather is warmer than normal and decreases revenues when weather is colder than normal. The WNA formulas do not ensure full recovery of approved margin during periods when customer consumption patterns significantly vary from consumption patterns used to establish the WNA factors.

In all three states, the gas cost portion of our costs is recoverable through purchased gas adjustment (PGA) procedures and is not affected by the margin decoupling mechanism or the WNA mechanism. For the year ended October 31, 2012, these and other rate designs stabilized our gas utility margin by providing fixed recovery of 72% of our utility margins, including margin decoupling in North Carolina, facilities charges to our customers and fixed-rate contracts; semi-fixed recovery of 17% of our utility margins, including the rate stabilization adjustment mechanism in South Carolina and WNA mechanisms in South Carolina and Tennessee; and volumetric or periodic renegotiation of 11% of our utility margins, including our secondary marketing programs. For further information, see Note 2 to the consolidated financial statements.

Strategic Focus

Our strategic directives focus on our customers, our communities, our employees and our shareholders and reflect what we believe is the inherent advantages of natural gas compared to other types of energy. They are as follows:

•	Promote the benefits of natural gas
•	Expand our core natural gas and complementary energy-related businesses to enhance shareholder value
•	Be the energy and service provider of choice
•	Achieve excellence in customer service every time
•	Preserve financial strength and flexibility
•	Execute sustainable business practices
•	Enhance our healthy, high performance culture

We believe natural gas is a safe and reliable energy source that is clean, efficient and abundant. We incorporate this belief into our pursuit of growth in our core residential, commercial, industrial and power generation markets as well as complementary energy-related investments. We promote the increased awareness and use of natural gas and want our customers to choose us because of the value of natural gas and the quality of our service to them. With the environmental and cost benefits of using natural gas compared to coal in the generation of electricity, we have encouraged the development of gas-fired power generation facilities in our market area. We strive to achieve excellence in service to our customers and in our business operations with every customer contact we make. In our business practices, we promote a sustainable enterprise by reducing our impact on the environment, developing strong communities in which we operate and enhancing long-term shareholder value. We support our employees with improved processes and technology to better serve our customers while continuing to build a healthy, high performance culture in order to recruit, retain and motivate our workforce.

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

We have always placed a high priority on the safety of our system, the public and our employees, as safety is a critical component to our ongoing success as a company. We are subject to DOT and state regulation of our pipeline and related facilities and have ongoing transmission and distribution pipeline integrity programs to inspect our system for corrosion and leaks as well as monitoring key metrics of our system for its safe operation. We anticipate federal legislative and regulatory enactments that will increase in scope and add further requirements and costs to our pipeline safety and integrity programs and our capital expenditure programs. We will continue our efforts to educate the public about our pipeline system in an effort to decrease third party excavation damage, which is the greatest cause of any pipeline damage on our system. We encourage focused efforts to improve the safety of our industry as a whole.

Our financial strength and flexibility is critical to our success as a company. We will continue our stewardship to maintain our financial strength which includes a strong balance sheet, investment-grade credit ratings and continued access to capital markets. We evaluate the strength of financial institutions with which we have working relationships to ensure access to funds for operations and capital investments. Our capital plan includes maintaining a long-term debt-to-capitalization ratio within a range of 45% to 50%. We will continue our efforts to control our operating costs, implement new technologies and work with our state regulators to maintain fair rates of return for the benefit of our customers and shareholders.

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

Executive Summary

We monitor our progress and measure our performance related to our strategic directives and our business objectives over the course of our fiscal year. The metrics we use to measure our performance include, but are not limited to, earnings per share (EPS) and EPS growth, total shareholder return compared to our industry peer group, return on invested capital, return on equity, utility margin, investment grade credit ratings, customer growth, utility customer satisfaction and loyalty, operations and maintenance expense discipline, pipeline safety, carbon emissions and our corporate culture related to employee job satisfaction, health and safety.

Focus Areas and Achievements

Managing Gas Supplies and Prices. Our gas supply acquisition strategy is regularly reviewed and adjusted to ensure that we have sufficient and reliable supplies of competitively-priced natural gas to meet the needs of our utility customers. Natural gas development and production in North America continues to provide supply stability and price moderation for natural gas as an energy commodity. In the past two years, the lower price of natural gas has allowed us to significantly lower the cost of gas to our customers. Currently, natural gas has a price advantage over many other fuels, and it is anticipated that the cost of natural gas will remain competitive due to abundant sources of shale gas reserves. In November 2012, in order to provide diversification, reliability and gas cost benefits to our customers, we signed long-term contracts to source more of our gas supplies from the Marcellus shale basin in Pennsylvania for our markets in the Carolinas. These new supply arrangements are scheduled to begin in December 2015.

Customer Growth. With some improvement in economic conditions and targeted marketing programs on the benefits of natural gas, we have gains in utility customer growth in our service areas. Lower wholesale natural gas costs continued to favorably position natural gas relative to other energy sources. Customer gains in our residential market increased 29% in 2012 compared to 2011 from growth in new construction and conversion markets. Commercial customer additions increased 10% in 2012 compared to 2011, reflecting improvements in both commercial new construction activity and commercial conversion opportunities. We forecast continuing gross customer growth for fiscal 2013 of approximately 1%. Overall, total customers billed increased 1% in 2012 compared to 2011.

We see an opportunity in the clean energy technology of compressed natural gas (CNG) vehicles. We are executing a plan to build CNG fueling stations in our service area for use by our own vehicle fleet as well as by third party customers. We currently own and operate eight company CNG fueling stations at Company resource centers with 14% of our vehicle fleet capable of using CNG. We are also actively pursuing other commercial fleets to utilize company CNG stations and will serve commercial customers with fueling stations at their sites where there is sufficient demand. We sold 38,000 dekatherms of CNG to commercial customers for the year ended October 31, 2012, which is equivalent to approximately 579 homes, and used 4,880 dekatherms of CNG in our own fleets. Through sales of CNG to our commercial customers and use by our own fleet, this CNG usage displaced more than 344,000 gallons of gasoline and diesel fuel.

Capital Expenditures. We continue to make progress with capital projects that we expect will provide benefits to our customers through safe and reliable natural gas service, while providing our shareholders a reasonable return on invested capital. We completed pipeline expansion projects in December 2011 and June 2012 to provide long-term natural gas delivery service to two power generation customers in our market area. We have one pipeline expansion project under construction to provide natural gas delivery service to a power generation facility currently under construction in North Carolina with a targeted in service date of June 2013. See the discussion of our forecasted capital investment related to the construction of natural gas pipelines and compressor stations to serve new power generation facilities in “Cash Flows from Investing Activities” in Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are increasing our utility capital expenditures for pipeline integrity, safety and compliance programs as well as system and technology infrastructure. To ensure safe pipeline operations, we are focusing on new technology through the development of a new work and asset management system. These capital expenditures will require rate cases or other regulatory mechanisms to obtain a return of and on those capital costs. See further discussion in the section below on “Business Process and Technology Improvements.”

Regulatory Activity. We continue our regulatory strategy to implement rate structures that better align and balance the interests of shareholders and customers. In January 2012, the TRA approved an annual general rate increase of $11.9 million, effective March 2012, for Tennessee customers based on an approved rate of return of equity of 10.2%. This represented a 6.3% increase in annual revenue. In that rate case, we shifted more of our cost recovery to the fixed portion of our customers’ bills to mitigate margin recovery fluctuations from volumetric usage. Our annual margin recovery from fixed monthly charges to Tennessee customers increased from 29% to 37% with a resulting decrease in annual margin recovery from volumetric charges from 71% to 63%. The TRA also approved an expansion of the WNA period by two months to October through April with updated WNA factors and the recovery of various deferred regulatory assets.

Even though we have WNA mechanisms in South Carolina and Tennessee, we are not fully insulated from the effects of weather that is significantly warmer than normal, such as that experienced during the 2011-2012 winter heating season. Weather in 2012 was 19% warmer than normal and 27% warmer than 2011.

For the year ended October 31, 2012, the margin decoupling mechanism in North Carolina increased margin by $46.8 million, and the WNA mechanisms in South Carolina and Tennessee increased margin by $13.3 million, which included the additional months of April and October 2012 in Tennessee.

Business Process and Technology Improvements. To support our strategic objectives of excellence in customer service, as discussed above in the “Strategic Focus,” we have reorganized our field customer service, sales and marketing, field operations and maintenance and construction departments into functional organizations to provide a more focused and better managed approach to customer service with an end goal of increasing customer loyalty and satisfaction while improving operational efficiencies. We have also implemented centralized service scheduling work processes and system enhancements to better serve our customers in a more timely and efficient fashion.

We are in the process of a multi-year program designed to bring additional technology and automation to our field operations by providing systems and information to enable operations employees to more effectively and efficiently manage our pipeline assets, ensure operating efficiencies and facilitate compliance with pipeline safety and integrity regulations. This enhanced and new systems and process program, which includes multiple projects, will be integrated with our current and future financial and other business systems.

Cost Containment Measures. We continue to focus on improving operating efficiency and productivity and cost containment discipline where possible in payroll, corporate overhead charges and various discretionary spending categories. We have benefited from cost containment measures during the current and prior fiscal years, and we will continue to manage our business as efficiently as possible consistent with providing safe, reliable and cost effective services to our customers.

Financial Strength and Flexibility. In order to profitably fund our Company’s investment in growth and our ongoing capital needs, we have executed our financing programs to optimize and reduce our cost of capital, preserve our liquidity and strong balance sheet and protect our high quality credit ratings. In March 2012, we initiated a commercial paper (CP) program that is backstopped by our syndicated revolving credit facility for a combined borrowing capacity of $650 million. Also in March 2012, we entered into an agreement to issue $300 million of senior unsecured long-term debt in a private placement with a blended interest rate of 3.54%. We issued $100 million on July 16, 2012 and $200 million on October 15, 2012 with the proceeds used to repay short-term debt incurred in part for funding of capital expenditures. Both issuances will mature on July 16, 2027. In addition to these debt issuances during this fiscal year, we have an open shelf registration filed with the SEC in June 2011 that is available for future issuances of debt or equity.

On October 1, 2012, we renegotiated and extended the maturity of our syndicated revolving credit facility to further take advantage of favorable borrowing terms and reductions in our borrowing costs. This amended revolving credit facility extended our term to October 1, 2017 and continues to include the CP program in our borrowing capacity of $650 million with an option to request an increase of our capacity to $850 million. We anticipate annual savings of approximately $800,000 from lower unused fees and amortization of debt issuance costs over the life of the new agreement.

Additional information on operating results for the years ended October 31, 2012, 2011 and 2010 follows.

Results of Operations

Comprehensive Income Statement Components
				Percent Change
				2012 vs.	2011 vs.
In thousands except per share amounts	2012	2011	2010	2011	2010

Operating Revenues	$1,122,780	$1,433,905	$1,552,295	(21.7)%	(7.6)%
Cost of Gas	547,334	860,266	999,703	(36.4)%	(13.9)%

Margin	575,446	573,639	552,592	0.3%	3.8%

Operations and Maintenance	242,599	225,351	219,829	7.7%	2.5%
Depreciation	103,192	102,829	98,494	0.4%	4.4%
General Taxes	34,831	38,380	33,909	(9.2)%	13.2%
Utility Income Taxes	69,101	64,068	62,082	7.9%	3.2%

Total Operating Expenses	449,723	430,628	414,314	4.4%	3.9%

Operating Income	125,723	143,011	138,278	(12.1)%	3.4%
Other Income (Expense), net of tax	14,221	14,549	47,387	(2.3)%	(69.3)%
Utility Interest Charges	20,097	43,992	43,711	(54.3)%	0.6%

Net Income	$119,847	$113,568	$141,954	5.5%	(20.0)%

Average Shares of Common Stock:
Basic	71,977	72,056	72,275	(0.1)%	(0.3)%
Diluted	72,278	72,266	72,525	-%	(0.4)%

Earnings per Share of Common Stock:
Basic	$1.67	$1.58	$1.96	5.7%	(19.4)%
Diluted	$1.66	$1.57	$1.96	5.7%	(19.9)%

Margin by Customer Class

In thousands	2012		2011		2010
Sales and Transportation:
Residential	$321,056	56%	$319,675	56%	$316,368	57%
Commercial	150,306	26%	150,681	26%	148,884	27%
Industrial	46,993	8%	47,176	8%	44,078	8%
Power Generation	32,289	6%	23,970	4%	17,384	3%
For Resale	7,465	1%	8,550	2%	10,446	2%

Total	558,109	97%	550,052	96%	537,160	97%
Secondary Market Sales	9,681	2%	14,016	2%	10,702	2%
Miscellaneous	7,656	1%	9,571	2%	4,730	1%

Total	$575,446	100%	$573,639	100%	$552,592	100%

Gas Deliveries, Customers, Weather Statistics and Number of Employees

				Percent Change
				2012 vs.	2011 vs.
	2012	2011	2010	2011	2010
Deliveries in Dekatherms (in thousands):
Sales Volumes	82,087	104,740	105,583	(21.6)%	(0.8)%

Transportation Volumes	242,213	175,021	147,032	38.4%	19.0%

Throughput	324,300	279,761	252,615	15.9%	10.8%

Secondary Market Volumes	48,373	48,835	46,823	(0.9)%	4.3%

Customers Billed (at period end)	969,239	958,307	946,785	1.1%	1.2%
Gross Residential and Commercial Customer Additions	13,274	10,522	10,975	26.2%	(4.1)%
Degree Days
Actual	2,668	3,662	3,535	(27.1)%	3.6%
Normal	3,310	3,318	3,321	(0.2)%	(0.1)%
Percent (warmer) colder than normal	(19.4)%	10.4%	6.4%	n/a	n/a

Number of Employees (at period end)	1,752	1,782	1,788	(1.7)%	(0.3)%

Net Income

2012 compared to 2011:

Net income increased $6.3 million in 2012 compared with 2011 primarily due to the following changes, which increased net income:

•	$23.9 million decrease in utility interest charges.
•	$3.5 million decrease in general taxes.
•	$1.8 million increase in margin (operating revenues less cost of gas).

These changes were partially offset by the following changes, which decreased net income:

•	$17.2 million increase in operations and maintenance expenses.
•	$5.9 million increase in income taxes.

2011 compared to 2010:

Net income decreased $28.4 million in 2011 compared with 2010 primarily due to the following changes, which decreased net income:

•	$49.7 million decrease due to a gain on the sale of an interest in an equity method investment in the prior year.
•	$5.5 million increase in operations and maintenance expenses.
•	$4.8 million decrease in income from equity method investments.
•	$4.5 million increase in general taxes.
•	$4.3 million increase in depreciation.
•	$.6 million increase in non-operating expense.
•	$.5 million increase in charitable contributions.

These changes were partially offset by the following changes, which increased net income:

•	$21 million increase in margin.
•	$19.6 million decrease in income taxes.
•	$1.1 million increase in non-operating income.

Operating Revenues

Changes in operating revenues for 2012 and 2011 compared with the same prior periods are presented below.

Changes in Operating Revenues - Increase (Decrease)

2012 vs.
In millions	2011
Residential and commercial customers	$(275.4)
Industrial customers	(9.8)
Power generation customers	7.1
Secondary market	(104.4)
Margin decoupling mechanism	53.7
WNA mechanisms	18.2
Other	(.5)

Total	$(311.1)

2012 compared to 2011:

•	Residential and commercial customers – the decrease is primarily due to lower consumption from warmer weather and lower wholesale gas costs passed through in rates.

•	Industrial customers – the decrease is primarily due to lower consumption and lower wholesale gas costs passed through to sales customers.

•	Power generation customers – the increase is due to increased transportation services.

•	Secondary market – the decrease is due to lower secondary market margins in the wholesale market. Secondary market transactions consist of off-system sales and capacity release arrangements and are part of our regulatory gas supply management program with regulatory-approved sharing mechanisms between our utility customers and our shareholders.

•	Margin decoupling mechanism – the increase is due to warmer weather in North Carolina. As discussed in “Financial Condition and Liquidity,” the margin decoupling mechanism in North Carolina adjusts for variations in residential and commercial use per customer, including those due to weather and conservation.

•	WNA mechanisms – the increase is due to warmer weather in South Carolina and Tennessee.

2011 compared to 2010:

Operating revenues in 2011 decreased $118.4 million compared with 2010 primarily due to the following decreases:

•	$150.8 million of lower gas costs passed through to sales customers.
•	$1.1 million from decreased revenues under the margin decoupling mechanism.

These decreases were partially offset by the following increases:

•	$19.8 million from higher revenues in secondary market transactions due to increased activity and gas costs.
•	$5.8 million from an increase in volumes delivered to transportation customers.
•	$3.9 million from increased revenues under the WNA mechanisms in South Carolina and Tennessee.

Cost of Gas

Changes in cost of gas for 2012 and 2011 compared with the same prior periods are presented below.

Changes in Cost of Gas - Increase (Decrease)
	2012 vs.	2011 vs.
In millions	2011	2010
Commodity gas costs passed through to sales customers	$(194.3)	$(80.5)
Commodity gas costs in secondary market transactions	(100.1)	16.5
Pipeline demand charges	(7.0)	9.0
Regulatory approved gas cost mechanisms	(11.5)	(83.2)
Other	-	(1.2)

Total	$(312.9)	$(139.4)

2012 compared to 2011:

•	Commodity gas costs passed through to sales customers – the decrease is due to lower volumes sold due to warmer weather and lower wholesale gas costs passed through to sales customers.

•	Commodity gas costs in secondary market transactions – the decrease is due to lower average wholesale gas costs.

•	Pipeline demand charges – the decrease is primarily due to changing asset manager agreement terms.

•	Regulatory approved gas cost mechanisms – decrease is due to the effects of various regulatory true-up mechanisms.

2011 compared to 2010:

•	Commodity gas costs passed through to sales customers – the decrease is due to lower wholesale gas costs passed through to sales customers.

•	Commodity gas costs in secondary market transactions – the increase is due to increased activity and higher average wholesale gas costs.

•	Pipeline demand charges – the increase is primarily due to timing of asset manager agreement terms.

•	Regulatory approved gas cost mechanisms – the decrease is primarily due to commodity gas cost true ups.

In all three states, we are authorized to recover from customers all prudently incurred gas costs. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are reflected in a regulatory deferred account and are added to or deducted from cost of gas and are included in “Amounts due from customers” in “Current Assets” or “Amounts due to customers” in “Current Liabilities” in the Consolidated Balance Sheets.

Margin

Margin, rather than revenues, is used by management to evaluate utility operations due to the regulatory passthrough of changes in wholesale commodity gas costs. Our utility margin is defined as natural gas revenues less natural gas commodity costs and fixed gas costs for transportation and storage capacity. It is the component of our revenues that is established in general rate cases and is designed to cover our utility operating expenses and our return of and on our utility capital investments and related taxes. Our commodity gas costs accounted for 36% of revenues for the year ended October 31, 2012, and our pipeline transportation and storage costs accounted for 11%.

In general rate proceedings, state regulatory commissions authorize us to recover our margin in our monthly fixed demand charges and on each unit of gas delivered under our generally applicable sales and transportation tariffs and special service contracts. We negotiate special service contracts with some industrial customers that may include the use of volumetric rates with minimum margin commitments and fixed monthly demand charges. These individually negotiated agreements are subject to review and approval by the applicable state regulatory commission and allow us to make an economic extension or expansion of natural gas service to larger industrial customers under terms and conditions of service that are competitive with alternative energy sources and allow such service to be provided without general subsidies from Piedmont’s other system customers.

Our utility margin is also impacted by certain regulatory mechanisms as defined elsewhere in this document. These include WNA mechanisms in Tennessee and South Carolina, the Natural Gas Rate Stabilization Act in South Carolina, secondary market activity in North Carolina and South Carolina, the gas supply Incentive Plan in Tennessee, the margin decoupling mechanism in North Carolina, negotiated loss treatment in North Carolina and South Carolina and the recovery of uncollectible gas costs in all three jurisdictions. We retain 25% of secondary market margins generated through off-system sales and capacity release activity in all jurisdictions, with 75% credited to customers through the incentive plans.

Changes in margin for 2012 and 2011 compared with the same prior periods are presented below.

Changes in Margin - Increase (Decrease)
	2012 vs.	2011 vs.
In millions	2011	2010
Residential and commercial customers	$1.0	$5.1
Industrial customers	(1.3)	1.2
Power generation customers	8.3	6.6
Secondary market activity	(4.3)	3.3
Net gas cost adjustments	(1.9)	4.8

Total	$1.8	$21.0

2012 compared to 2011:

•	Residential and commercial customers – the increase is primarily due to the general rate increase in Tennessee effective March 1, 2012 and customer growth in all three states, offset by lower consumption in Tennessee and South Carolina where the WNA mechanisms did not perfectly adjust for significantly warmer-than-normal weather.

•	Industrial customers – the decrease is primarily due to lower consumption in the industrial market from warmer weather.

•	Power generation customers – the increase is due to increased transportation services.

•	Secondary market activity – the decrease is due to less wholesale natural gas price volatility.

2011 compared to 2010:

•	Residential and commercial customers – the increase is primarily due to growth in those markets.

•	Industrial customers – the increase is primarily due to increases in volumes and services to industrial customers.

•	Power generation customers – the increase is due to increases in volumes and services to power generation customers.

•	Secondary market activity – the increase is due to increased activity and margins.

Operations and Maintenance Expenses

Changes in operations and maintenance expenses for 2012 and 2011 compared with the same prior periods are presented below.

Changes in Operations and Maintenance Expenses - Increase (Decrease)

In millions	2012 vs. 2011	2011 vs. 2010
Employee benefits	$7.1	$.8
Payroll	4.0	1.1
Contract labor	3.7	(.4)
Regulatory	1.3	(.9)
Transportation	.8	2.5
Materials	-	1.5
Other	.3	.9

Total	$17.2	$5.5

2012 compared to 2011:

•	Employee benefits – the increase is primarily due to increases in medical coverage premiums and defined benefit pension costs and the absence of pension plan funding and a regulatory pension deferral in the current year.

•	Payroll – the increase is due to increases in incentive plan accruals.

•	Contract labor – the increase is primarily due to increased process improvement projects and pipeline integrity, maintenance and safety programs.

•	Regulatory – the increase is primarily due to amortization of regulatory assets that began with the Tennessee general rate increase.

2011 compared to 2010:

•	Payroll – the increase is primarily due to merit increases, partially offset by a decrease in long-term incentive plan accruals.

•	Transportation – the increase is primarily due to increased fuel costs and new vehicles placed into service in 2011.

•	Materials – the increase is primarily due to the implementation of an integrated supply chain process in 2011.

•	Regulatory – the decrease is primarily due to the cessation of the amortization of certain regulatory assets in South Carolina.

•	Other – the increase is primarily due to a recovery disallowance of some prior years’ franchise fees in one of our jurisdictions and higher bank fees from increased activity and unused amounts of the revolving syndicated credit facility, partially offset by decreases in insurance, utility and advertising expenses.

Depreciation

Depreciation expense increased from $98.5 million to $103.2 million over the three-year period 2010 to 2012 primarily due to increases in plant in service, particularly with the addition of major pipeline and compression facilities used to provide service to new power generation customers.

General Taxes

Changes in general taxes for 2012 and 2011 compared with the same prior periods are presented below.

Changes in General Taxes Expense - Increase (Decrease)

In millions	2012 vs. 2011	2011 vs. 2010
Sales tax accrual	$(2.5)	$2.5
Gross receipts tax	(.8)	(.1)
Property taxes	.4	1.8
Other	(.6)	.3

Total	$(3.5)	$4.5

2012 compared to 2011:

•	Sales tax accrual – the decrease is primarily due to the accrual of a liability of $2.7 million in 2011 for sales taxes on certain customer accounts.

•	Gross receipts tax – the decrease is due to lower accruals in the current period for Tennessee gross receipts tax as a result of lower revenues.

2011 compared to 2010:

•	Sales tax accrual – the increase is primarily due to the accrual of a liability of $2.7 million in 2011 for sales taxes on certain customer accounts.
•	Property taxes – the increase is related to a larger property base and property value reassessments by taxing authorities.

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

2012 compared with 2011:

The primary change to Other Income (Expense) in 2012 compared with 2011 was income from equity method investments, primarily from SouthStar Energy Services LLC (SouthStar) and Cardinal Pipeline Company, L.L.C. (Cardinal). All other changes for the year ended October 31, 2012 compared with 2011 were insignificant.

Income from equity method investments from SouthStar decreased $1.4 million in 2012 primarily due to lower customer usage related to warmer-than-normal weather, net of weather derivatives, partially offset by lower transportation and gas costs and higher commercial asset optimization.

The decrease from SouthStar was partially offset by a $1 million increase in earnings from Cardinal primarily due to higher capitalized interest from the allowance for funds used during construction (AFUDC) and increased revenues as a result of the expansion project to serve Progress Energy Carolinas’ (PEC) Wayne County generation project, partially offset by higher depreciation and operating expenses.

2011 compared with 2010:

The primary changes to Other Income (Expense) in 2011 compared with 2010 were in income from equity method investments, the gain on the sale of half of our ownership interest in SouthStar in 2010 and non-operating income discussed below. All other changes were insignificant.

In January 2010, we sold half of our 30% membership interest in SouthStar to the other member of the joint venture and retained a 15% earnings and membership interest after the sale. The pre-tax gain on the sale was $49.7 million. The after-tax gain was $30.3 million, or $.42 per diluted earnings per share, for 2010.

Income from equity method investments decreased $4.8 million in 2011 compared with 2010 primarily due to a decrease of $4.5 million in earnings from SouthStar due to a full year of recording earnings at the lower 15% ownership interest and unfavorable changes in SouthStar’s average customer usage due to warmer weather and retail pricing plan mix, partially offset by decreases in operating expenses.

Non-operating income increased $1.1 million in 2011 compared with 2010 primarily due to increased revenues under our non-regulated home service warranty program, interest earned on installment loans made to our natural gas customers under our third party financing program and a state tax refund on behalf of a joint venture.

Utility Interest Charges

Changes in utility interest charges for 2012 and 2011 compared with the same prior periods are presented below.

Changes in Utility Interest Charges - Increase (Decrease)

In millions	2012 vs. 2011	2011 vs. 2010
Borrowed AFUDC	$(16.6)	$1.4
Interest expense on long-term debt	(4.6)	(6.6)
Regulatory interest expense, net	(3.8)	3.7
Interest expense on short-term debt	.8	1.1
Other	.3	.7

Total	$(23.9)	$.3

2012 compared to 2011:

•	Borrowed AFUDC – the decrease is due to an increase in capitalized interest primarily as a result of increased project construction expenditures.

•	Interest expense on long-term debt – the decrease is primarily due to the replacement of higher rate debt with lower rate debt.

•	Regulatory interest expense, net – the decrease is primarily due to an increase in interest charged on amounts due from customers, which is recorded as interest income.

•	Interest expense on short-term debt – the increase is primarily due to higher balances outstanding during the current period used for utility capital expenditures and other corporate purposes at interest rates that are 28 basis points lower than the prior year period.

2011 compared to 2010:

•	Borrowed AFUDC – the increase in interest expense is due to a decrease in capitalized interest, primarily due to the closing of approximately half of our construction expenditures to utility plant in service in the first half of the current year as compared with the prior year.

•	Interest expense on long-term debt – the decrease is primarily due to lower amounts of debt outstanding.

•	Regulatory interest expense, net – the increase in net interest expense is primarily due to a decrease in interest charged on amounts due from customers, which earned a carrying charge, as those balances were lower in the current period.

•	Interest expense on short-term debt – the increase is primarily due to average interest rates during the current period that were 44 basis points higher than the prior year period due to higher spreads under the new revolving syndicated credit facility that was put into place in January 2011.

Financial Condition and Liquidity

Our capital market strategy has continued to focus on maintaining a strong balance sheet, ensuring sufficient cash resources and daily liquidity, accessing capital markets at favorable times when needed, managing critical business risks, and maintaining a balanced capital structure through the issuance of equity or long-term debt securities or the repurchase of our equity securities. The need for long-term capital is driven by long-term debt maturities and the level of and timing of capital expenditures. Our issuance of long-term debt and equity securities is subject to regulation by the NCUC.

To meet our capital and liquidity requirements outside of the long-term capital market, we rely on certain resources, including cash flows from operating activities, cash generated from our investments in joint ventures and short-term debt. Operating activities primarily provides the liquidity to fund our working capital, a portion of our capital expenditures and other cash needs.

Short-term debt is vital to meet our working capital needs, such as our seasonal requirements for gas supply, pipeline capacity, payment of dividends, general corporate liquidity, a portion of our capital expenditures and approved investments. We rely on short-term debt together with long-term capital markets to provide a significant source of liquidity to meet operating requirements that are not satisfied by internally generated cash flows. Currently, cash flows from operations are not adequate to finance the full cost of planned capital expenditures, which are fundamental to support our system infrastructure and the growth in our customer base.

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

We believe that the capacity of short-term credit available to us under our revolving syndicated credit facility and our CP program and the issuance of long-term debt and equity securities, together with cash provided by operating activities, will continue to allow us to meet our needs for working capital, construction expenditures, investments in joint ventures, anticipated debt redemptions, dividend payments, employee benefit plan contributions, common share repurchases and other cash needs. Our ability to satisfy all of these requirements is dependent upon our future operating performance and other factors, some of which we are not able to control. These factors include prevailing economic conditions, regulatory changes, the price and demand for natural gas and operational risks, among others. Liquidity has been enhanced by the extension of bonus depreciation legislation. For further information on bonus depreciation, see the following discussion of “Cash Flows from Operating Activities.”

Short-Term Debt. In October 2012, we amended and restated the agreement underlying our $650 million three-year revolving syndicated credit facility. The amended and restated agreement provides for a five-year revolving syndicated credit facility that expires in October 2017 and has an option to request an expansion of up to $850 million. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount up to $650 million. The five-year revolving syndicated credit facility continues to have the same financial covenants. We anticipate annual savings of approximately $800,000 from lower unused fees and extended amortization of debt issuance costs under the amended and restated revolving credit facility.

In March 2012, we established a $650 million unsecured CP program that is backstopped by the revolving syndicated credit facility. The notes issued under the CP program may have maturities not to exceed 397 days from the date of issuance. The amounts outstanding under the revolving syndicated credit facility and the CP program, either individually or in the aggregate, cannot exceed $650 million. Any borrowings under the CP program rank equally with our other unsubordinated and unsecured debt.

Highlights for our short-term debt as of October 31, 2012 and 2011 and for the quarter and year ended October 31, 2012 and 2011 are presented below.

In thousands	Credit Facility	Commercial Paper	Total Borrowings

2012
End of period (October 31, 2012):
Amount outstanding	$-	$365,000	$365,000
Weighted average interest rate	-%	.42%	.42%

During the period (August 1, 2012 - October 31, 2012):
Average amount outstanding	$-	$444,300	$444,300
Minimum amount outstanding	$-	$335,000	$335,000
Maximum amount outstanding	$-	$535,000	$535,000
Minimum interest rate	-%	.30%	.30%
Maximum interest rate	-%	.45%	.45%
Weighted average interest rate	-%	.39%	.39%

Maximum amount outstanding during the month:
August 2012	$-	$450,000	$450,000
September 2012	-	500,000	500,000
October 2012	-	535,000	535,000

During the year ended October 31, 2012:
Average amount outstanding	$144,700	$404,700	$416,300
Minimum amount outstanding (1)	$-	$-	$328,500
Maximum amount outstanding (1)	$475,500	$535,000	$535,000
Minimum interest rate (2)	1.15%	.22%	.22%
Maximum interest rate	1.20%	.45%	1.20%
Weighted average interest rate	1.17%	.38%	.66%

2011
End of period (October 31, 2011):
Amount outstanding	$331,000	$-	$331,000
Weighted average interest rate	1.15%	-%	1.15%

During the period (August 1, 2011 - October 31, 2011):
Average amount outstanding	$236,000	$-	$236,000
Weighted average interest rate	1.14%	-%	1.14%

Maximum amount outstanding during the month:
August 2011	$269,500	$-	$269,500
September 2011	288,500	-	288,500
October 2011	342,500	-	342,500

During the year ended October 31, 2011:
Average amount outstanding	$203,500	$-	$203,500
Weighted average interest rate	.94%	-%	.94%
Maximum amount outstanding	$426,000	$-	$426,000

(1) During March 2012, we were borrowing under both the credit facility and CP program for a portion of the month.
(2) This is the minimum rate when we were borrowing under the credit facility and/or CP program.

As of October 31, 2012, we had $10 million available for letters of credit under our revolving syndicated credit facility, of which $3.6 million were issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of October 31, 2012, unused lines of credit available under our revolving syndicated credit facility, including the issuance of the letters of credit, totaled $281.4 million.

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

Regulatory margin stabilizing and cost recovery mechanisms, such as those that allow us to recover the gas cost portion of bad debt expense, are expected to mitigate the impact that customer conservation and higher bad debt expense may have on our results of operations. With the unusually warmer-than-normal winter of 2011-2012 together with lower natural gas prices this fiscal year, we have experienced lower levels of bad debt expense.

Net cash provided by operating activities was $304.5 million in 2012, $311.2 million in 2011 and $360.5 million in 2010. Net cash provided by operating activities reflects a $6.3 million increase in net income for 2012 compared with 2011 primarily due to lower interest expense partially offset by higher operating costs in 2012. The effect of changes in working capital on net cash provided by operating activities is described below:

•	Trade accounts receivable and unbilled utility revenues decreased $4.8 million in the current period primarily due to a decrease in unbilled volumes and amounts billed to customers reflecting lower gas costs. Volumes sold to weather-sensitive residential and commercial customers decreased 21 million dekatherms as compared with the same prior period primarily due to 27.1% warmer weather during the current period. Total throughput increased 44.5 million dekatherms as compared with the same prior period, largely from 68.2 million dekatherms, or 81.6%, increased deliveries to power generation customers, partially offset by decreased sales to residential, commercial and industrial customers.
•	Net amounts due from customers increased $45.6 million in the current period primarily due to the accrual of amounts due from customers under the North Carolina margin decoupling and South Carolina WNA tariff mechanisms.
•	Gas in storage decreased $18.5 million in the current period due to a decrease in the weighted average cost of gas and decreased volumes in storage.
•	Prepaid gas costs decreased $9 million in the current period primarily due to a decrease in the weighted average cost of gas and gas being made available for sale during the period. Under some gas supply asset management contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have WNA mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers. The WNA mechanism in Tennessee, effective in March 2012, was extended to the months of October through April for residential and commercial billings. The WNA mechanisms in South Carolina and Tennessee, which includes the additional months of April and October 2012 in Tennessee, generated charges to customers of $13.3 million in 2012 and credits of $4.9 million and $8.8 million in 2011 and 2010, respectively. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” in “Current Assets” or “Amounts due to customers” in “Current Liabilities” in the Consolidated Balance Sheets for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism increased margin by $46.8 million in 2012 and reduced margin by $7 million and $5.9 million in 2011 and 2010, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanisms.

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

The regulated utility competes with other energy products, such as electricity and propane, in the residential and commercial customer markets. The most significant product competition is with electricity for space heating, water heating and cooking. Numerous factors can influence customer demand for natural gas, including price, value, availability, environmental attributes, comfort, convenience, reliability and energy efficiency. Increases in the price of natural gas can negatively impact our competitive position by decreasing the price benefits of natural gas to the consumer. This can impact our cash needs if customer growth slows, resulting in reduced capital expenditures, or if customers conserve, resulting in reduced gas purchases and customer billings.

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

Cash Flows from Investing Activities. Net cash used in investing activities was $549.3 million in 2012, $252.6 million in 2011 and $128.6 million in 2010. Net cash used in investing activities was primarily for utility capital expenditures. Gross utility capital expenditures were $529.6 million in 2012 as compared to $243.6 million in 2011, primarily due to expending $284.3 million and $103.6 million, respectively, for the construction of power generation service delivery projects. Gross utility capital expenditures were $199.1 million in 2010 with $52.3 million of investments in plant to serve power generation customers.

We have a substantial capital expansion program for construction of transmission and distribution facilities, purchase of equipment and other general improvements. We are increasing our spending for pipeline integrity, safety and compliance programs, and systems and technology infrastructure to enhance our pipeline system and integrity. Our program primarily supports our system infrastructure and the growth in our customer base. Significant utility construction expenditures are expected to meet long-term growth, including growth in the power generation market, and are part of our long-range forecasts that are prepared at least annually and typically cover a forecast period of five years. We are contractually obligated to expend capital as the work is completed. To ensure safe pipeline operations, we are also focusing on new technology through the development of a new work and asset management system.

We anticipate making utility capital expenditures, including AFUDC, in the range of $525 – $575 million in our fiscal year 2013, including $75 - $85 million for the completion of the Sutton power generation delivery project and higher utility capital expenditures related to pipeline integrity, safety and compliance programs and systems and technology infrastructure. Our estimates of utility capital expenditures shown below for 2013 - 2015 include utility transmission pipeline integrity projects. We intend to fund capital expenditures in a manner that maintains our targeted capitalization ratio of 45-50% in long-term debt and 50-55% in common equity. A portion of the funding for capital expenditures is derived from operations, including lower federal income tax payments due to accelerated depreciation as well as bonus depreciation benefits. Additional detail for the anticipated capital expenditures follows.

In millions	2013	2014	2015

Utility	$450 - 490	$275 - 325	$275 - 325
Sutton power generation project	75 - 85	-	-

Total forecasted capital expenditures	$525 - 575	$275 - 325	$275 - 325

In October 2009, we reached an agreement with PEC, now a subsidiary of Duke Energy Corporation (DEC), to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. This required us to construct 38 miles of transmission pipeline along with additional compression facilities to provide service in June 2012. Our investment in the pipeline and compression facilities is supported by a long-term service agreement. We also executed an agreement with Cardinal to expand our firm capacity requirement on Cardinal to serve the PEC Wayne County site. This required Cardinal to invest in a new compressor station and expanded meter stations in order to increase the capacity of its system. As an equity venture partner of Cardinal, we made capital contributions of $9.8 million related to this system expansion from January 2011 through June 2012; our current fiscal year contributions related to this expansion were $3.6 million. Cardinal’s expansion service for the project was also placed into service in June 2012. In June 2012, due to Cardinal obtaining permanent financing on the expansion, we received $5.4 million as a partial return of our capital investment. For further information regarding this agreement, see Note 12 to the consolidated financial statements.

In April 2010, we reached another agreement with PEC to provide natural gas delivery service to a power generation facility to be built at their existing Sutton site near Wilmington, North Carolina. The agreement calls for us to construct approximately 130 miles of transmission pipeline along with compression facilities to provide natural gas delivery service to the plant by June 2013, and our investment in the pipeline and compression facilities is supported by a long-term service agreement.

The Sutton facilities will also create cost effective expansion capacity that we will use to help serve the growing natural gas requirements of our customers in the eastern part of North Carolina. We anticipate that a portion of the cost of this project will be included in our North Carolina utility rate base because the facilities will enhance our ability to serve other North Carolina customers.

During fiscal 2011, we placed into service natural gas pipeline and compression facilities to provide natural gas delivery service to a PEC power generation facility located in Richmond County, North Carolina. During fiscal 2011, we also placed into service natural gas pipeline facilities to provide natural gas delivery service to a DEC power generation facility located in Rowan County, North Carolina. In December 2011, we placed into service natural gas pipeline facilities to provide natural gas delivery service to a DEC power generation facility located in Rockingham County, North Carolina.

In January 2010, we sold half of our 30% membership interest in SouthStar to Georgia Natural Gas Company (GNGC) and retained a 15% earnings and membership share in SouthStar after the sale. At closing, we received $57.5 million from GNGC. For further information regarding the sale, see Note 12 to the consolidated financial statements.

In November 2012, we entered into an agreement to become a 24% equity member of Constitution Pipeline Company, LLC, a Delaware limited liability company. The purpose of the joint venture is to construct and operate a 121 mile interstate natural gas pipeline and related facilities connecting gathering systems in Susquehanna County, Pennsylvania to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. The target in-service date is March 2015. We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is estimated at $700 – 800 million. In November 2012, we made an initial contribution of $4.8 million, and we expect our total contributions will be an estimated $180 million through 2015 with approximately 90% of funding to occur during our fiscal 2014 and 2015 years. For further information regarding this agreement, see Note 12 to the consolidated financial statements.

Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $240 million in 2012, ($57.5) million in 2011 and ($233.9) million in 2010. Funds are primarily provided from long-term debt securities, short-term borrowings and the issuance of common stock through our dividend reinvestment and stock purchase plan (DRIP), our employee stock purchase plan (ESPP) and bonus depreciation. We may sell common stock and long-term debt when market and other conditions favor such long-term financing to maintain our target capital structure of 50-55% equity to total long-term capital. Funds are primarily used to retire long-term debt maturities, pay down outstanding short-term debt, repurchase common stock under the common stock repurchase program and pay quarterly dividends on our common stock.

Outstanding debt under our syndicated revolving credit facility and CP program increased from $331 million as of October 31, 2011 to $365 million as of October 31, 2012 primarily due to higher capital expenditures. Over the three-year period from 2010 to 2012, our short-term debt has included two revolving syndicated credit facilities. Our previous five-year revolving syndicated credit facility was replaced with our three-year revolving syndicated credit facility, which in October 2012 was amended and restated as a five-year revolving syndicated credit facility. Our unsecured CP program, which is backstopped by our credit facility, was established in March 2012. For further information on short-term debt, see the previous discussion of “Short-Term Debt” in “Financial Condition and Liquidity” in Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have an open combined debt and equity shelf registration filed with the SEC in July 2011 that is available for future use. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used for general corporate purposes, including capital expenditures, additions to working capital and advances for our investments in our subsidiaries and for repurchases of shares of our common stock. Pending such use, we may temporarily invest any net proceeds that are not applied to the purposes mentioned above in investment grade securities. We anticipate issuing $250 million in long-term debt and approximately 4 million shares of our common stock under our shelf registration in fiscal 2013.

We continually monitor customer growth trends and investment opportunities in our markets and the timing of any infrastructure investments that would require the need for additional long-term debt. In March 2012, we entered into an agreement to issue $300 million of notes in a private placement with a blended interest rate of 3.54%. In July 2012, we issued $100 million with an interest rate of 3.47%. In October 2012, we issued $200 million with an interest rate of 3.57%. Both issuances will mature in July 2027. These proceeds were used for general corporate purposes, including the repayment of short-term debt incurred in part for the funding of capital expenditures.

From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program and our accelerated share repurchase program as described in Note 6 to the consolidated financial statements. During 2012, we repurchased and retired .8 million shares for $26.5 million under our Common Stock Open Market Purchase Program, leaving a balance of 2,910,074 shares available for repurchase under the program. During 2011 and 2010, we repurchased .8 million shares and 1.8 million shares for $23 million and $47.3 million, respectively. We do not anticipate repurchasing our common stock in our fiscal year 2013.

During 2012, we issued $22.1 million of common stock through DRIP and ESPP. During 2011 and 2010, we issued $20.2 million and $19.1 million, respectively, through these plans.

We have paid quarterly dividends on our common stock since 1956. We increased our common stock dividend on an annualized basis by $.04 per share in 2012, 2011 and 2010. Dividends of $85.7 million, $82.9 million and $80.3 million for 2012, 2011 and 2010, respectively, were paid on common stock. Provisions contained in certain note agreements under which certain long-term debt was issued restrict the amount of cash dividends that may be paid. As of October 31, 2012, our retained earnings were not restricted. On December 13, 2012, the Board of Directors declared a quarterly dividend on common stock of $.30 per share, payable December 31, 2012 to shareholders of record at the close of business on December 24, 2012. For further information, see Note 4 to the consolidated financial statements.

Our long-term targeted capitalization ratio is 45-50% in long-term debt and 50-55% in common equity. As of October 31, 2012, our capitalization, including current maturities of long-term debt, if any, consisted of 49% in long-term debt and 51% in common equity.

The components of our total debt outstanding (short-term and long-term) to our total capitalization as of October 31, 2012 and 2011 are summarized below.

	October 31		October 31

In thousands	2012	Percentage	2011	Percentage
Short-term debt	$365,000	16%	$331,000	16%
Long-term debt	975,000	41%	675,000	34%

Total debt	1,340,000	57%	1,006,000	50%
Common stockholders’ equity	1,027,004	43%	996,923	50%

Total capitalization (including short-term debt)	$2,367,004	100%	$2,002,923	100%

Credit ratings impact our ability to obtain short-term and long-term financing and the cost of such financings. The borrowing costs under our revolving credit facility and our CP program are based on our credit ratings, and consequently, any decrease in our credit ratings would increase our borrowing costs. We believe our credit ratings will allow us to continue to have access to the capital markets, as and when needed, at a reasonable cost of funds.

As of October 31, 2012, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services (S&P) and “A3” by Moody’s Investors Service (Moody’s). Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. S&P and Moody’s have issued credit ratings on our CP program at “A1” and “P2”, respectively. Credit ratings and outlooks are opinions of the rating agencies and are subject to their ongoing review. A significant decline in our operating performance, capital structure or a significant reduction in our liquidity could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by our rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of October 31, 2012, there has been no event of default giving rise to acceleration of our debt.

The default provisions of some or all of our senior debt include:

•	Failure to make principal or interest payments,
•	Bankruptcy, liquidation or insolvency,
•	Final judgment against us in excess of $1 million that after 60 days is not discharged, satisfied or stayed pending appeal,
•	Specified events under the Employee Retirement Income Security Act of 1974,
•	Change in control, and
•	Failure to observe or perform covenants, including:

•	Interest coverage of at least 1.75 times. Interest coverage was 4.72 times as of October 31, 2012;
•	Funded debt cannot exceed 70% of total capitalization. Funded debt was 57% of total capitalization as of October 31, 2012;
•	Funded debt of all subsidiaries in the aggregate cannot exceed 15% of total capitalization. There is no funded debt of our subsidiaries as of October 31, 2012;
•	Restrictions on permitted liens;

•	Restrictions on paying dividends, on or repurchasing our stock or making investments in subsidiaries; and
•	Restrictions on burdensome agreements.

Contractual Obligations and Commitments

We have incurred various contractual obligations and commitments in the normal course of business. In November 2012, we contractually committed to provide funding of an estimated $180 million for our 24% equity membership of Constitution Pipeline Company, LLC. For further information about this contractual obligation, which is not reflected in the table below as of October 31, 2012, see the previous discussion in “Cash Flows from Investing Activities” in “Financial Condition and Liquidity” in Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of October 31, 2012, our estimated recorded and unrecorded contractual obligations are as follows.

	Payments Due by Period
	Less than	1-3	3-5	More than
In thousands	1 year	Years	Years	5 Years	Total

Recorded contractual obligations:

Long-term debt (1)	$-	$140,000	$35,000	$800,000	$975,000
Short-term debt (2)	365,000	-	-	-	365,000

Total recorded contractual obligations	365,000	140,000	35,000	800,000	1,340,000

Unrecorded contractual obligations and commitments: (3)

Pipeline and storage capacity (4)	152,163	349,224	119,902	227,477	848,766
Gas supply (5)	6,149	-	-	-	6,149
Interest on long-term debt (6)	47,831	140,052	86,431	355,200	629,514
Telecommunications and information technology (7)	9,459	12,244	-	-	21,703
Qualified and nonqualified pension plan funding (8)	21,198	34,640	11,885	-	67,723
Postretirement benefits plan funding (8)	1,500	4,000	1,300	-	6,800
Operating leases (9)	4,265	12,109	7,393	28,241	52,008
Other purchase obligations (10)	28,798	-	-	-	28,798
Letters of credit (11)	3,649	-	-	-	3,649

Total unrecorded contractual obligations and commitments	275,012	552,269	226,911	610,918	1,665,110

Total contractual obligations and commitments	$640,012	$692,269	$261,911	$1,410,918	$3,005,110

(1)	See Note 4 to the consolidated financial statements.
(2)	See Note 5 to the consolidated financial statements.
(3)	In accordance with generally acceptable accounting principles in the United States (GAAP), these items are not reflected in the Consolidated Balance Sheets.
(4)	Recoverable through PGA procedures.
(5)	Reservation fees are recoverable through PGA procedures.
(6)	See Note 4 to the consolidated financial statements.
(7)	Consists primarily of maintenance fees for hardware and software applications, usage fees, local and long-distance data costs, frame relay, and cell phone and pager usage fees.
(8)	Estimated funding beyond five years is not available. See Note 9 to the consolidated financial statements.
(9)	See Note 8 to the consolidated financial statements. Operating lease payments do not include payments for common area maintenance, utilities or tax payments.
(10)	Consists primarily of pipeline products, vehicles, contractors and merchandise.
(11)	See Note 5 to the consolidated financial statements.

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

Revenue Recognition. Utility sales and transportation revenues are based on rates approved by state regulatory commissions. Base rates charged to customers may not be changed without formal approval by the regulatory commission in that jurisdiction; however, the wholesale cost of gas component of rates may be adjusted periodically under PGA procedures. In South Carolina and Tennessee, we have WNA mechanisms that are designed to protect a portion of our residential and commercial customer revenues against warmer-than-normal weather as deviations from normal weather can affect our financial performance and liquidity. The WNA mechanisms also serve to offset the impact of colder-than-normal weather by reducing the amounts we can charge our customers. In North Carolina, a margin decoupling mechanism provides for the recovery of our approved margin from residential and commercial customers independent of consumption patterns. The margin earned monthly under the margin decoupling mechanism results in semi-annual rate adjustments to refund any over-collection or recover any under-collection. The gas cost portion of our costs is recoverable through PGA procedures and is not affected by the WNA or the margin decoupling mechanisms. Without the WNA and margin decoupling mechanisms, our operating revenues and margin in 2012 would have been lower by $60.1 million and higher by $11.9 million and $14.7 million in 2011 and 2010, respectively.

Revenues are recognized monthly on the accrual basis, which includes estimated amounts for gas delivered to customers but not yet billed under the cycle-billing method from the last meter reading date to month end. Meters are read throughout the month based on an approximate 30-day usage cycle; therefore, at any point in time, volumes are delivered to customers that have not been metered and billed. The unbilled revenue estimate reflects factors requiring judgment related to estimated usage by customer class, customer mix, changes in weather during the period and the impact of the WNA or margin decoupling mechanisms, as applicable. Secondary market revenues are recognized when the physical sales are delivered based on contract or market prices.

Regulatory Accounting. Our regulated utility segment is subject to regulation by certain state and federal authorities. Our accounting policies conform to the accounting regulations required by rate-regulated operations and are in accordance with accounting requirements and ratemaking practices prescribed by the regulatory authorities. The application of these accounting policies allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. We then recognize these deferred regulatory assets and liabilities through the income statement in the period in which the same amounts are reflected in rates. If we, for any reason, cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, we would eliminate from the balance sheet the regulatory assets and liabilities related to those portions ceasing to meet such criteria and include them in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs. Such an event could have a material effect on our results of operations in the period this action was recorded.

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

Regulatory assets as of October 31, 2012 and 2011 totaled $293.1 million and $200.1 million, respectively. Regulatory liabilities as of October 31, 2012 and 2011 totaled $489.7 million and $467 million, respectively. The detail of these regulatory assets and liabilities is presented in “Rate-Regulated Basis of Accounting” in Note 1 to the consolidated financial statements.

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

The discount rate has been separately determined for each plan by projecting the plan’s cash flows and developing a zero-coupon spot rate yield curve using non-arbitrage pricing and Moody’s AA or better-rated non-callable bonds. Based on this approach, the weighted average discount rate used in the measurement of the benefit obligation for the qualified pension plan changed from 4.67% in 2011 to 3.51% in 2012. For the nonqualified pension plans, the weighted average discount rate used in the measurement of the benefit obligation changed from 4.10% in 2011 to 2.95% in 2012. Similarly, the weighted average discount rate for postretirement benefits changed from 4.36% in 2011 to 3.34% in 2012. The lower discount rates discussed above reflect the lower yields found in the AA corporate bond market where the bond price has increased. Based on our review of actual cost trend rates and projected future trends in establishing health care cost trend rates, the initial health care cost trend rate was assumed to be 7.70% in 2012 declining gradually to 5% by 2027.

In determining our expected long-term rate of return on plan assets, we review past long-term performance, asset allocations and long-term inflation assumptions. We target our asset allocations for qualified pension plan assets and other postretirement benefit assets to be approximately 50% equity securities and 50% fixed income securities. To the extent that the actual rate of return on assets realized during the fiscal year is greater or less than the assumed rate, that year’s qualified pension plan and postretirement benefits plan costs are not affected; instead, this gain or loss reduces or increases the future costs of the plans over the average remaining service period for active employees. The expected long-term rate of return on plan assets was 8% in 2010, 2011 and 2012. Based on a fairly constant inflation trend, our age-related assumed rate of increase in future compensation levels was 3.87% in 2010, decreasing to 3.78% in 2011 and further decreasing to 3.76% in 2012 due to changes in the demographics of the participants.

Our market-related value of plan assets represents the fair market value of the plan’s assets as adjusted by the portion of the prior five years’ asset gains and losses that has not yet been recognized. The use of this calculation delays the impact of current market fluctuations on benefit costs for the fiscal year.

During 2012, we recorded costs of $5.5 million related to our qualified pension plan and postretirement benefits plan. We estimate 2013 expenses for these two plans to be in the range of $11 to $12 million representing an increase of $5.5 to $6.5 million over 2012. These estimates reflect the discount rates and assumed rate of return on the plan assets discussed above for each plan.

The following reflects the sensitivity of pension cost to changes in certain actuarial assumptions for our qualified pension plan, assuming that the other components of the calculation are constant.

	Change in	Impact on 2012	Impact on Projected
Actuarial Assumption	Assumption	Benefit Cost	Benefit Obligation
		Increase (Decrease) In thousands
Discount rate	(.25)%	$551	$7,999
Rate of return on plan assets	(.25)%	634	N/A
Rate of increase in compensation	.25%	658	4,629

The following reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions, assuming that the other components of the calculation are constant.

		Impact on 2012	Impact on Accumulated
	Change in	Postretirement	Postretirement Benefit
Actuarial Assumption	Assumption	Benefit Cost	Obligation
		Increase (Decrease)
		In thousands
Discount rate	(.25)%	$11	$924
Rate of return on plan assets	(.25)%	53	N/A
Health care cost trend rate	.25%	8	167

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

Gas Supply and Regulatory Proceedings

The source of our gas supply that we distribute to our customers comes primarily from the Gulf Coast production region where it is purchased mostly from major and independent producers and marketers. As part of our long-term plan to diversify our reliance away from the Gulf Coast region, we contracted for firm, long-term market area storage service in West Virginia from Hardy Storage Company, LLC, a venture in which we have a 50% equity interest, which is more fully discussed in Note 12 to the consolidated financial statements. We also contracted for firm, long-term transportation contract service that provides access to Canadian and Rocky Mountain gas supplies and the Chicago hub, primarily to serve our Tennessee markets.

In November 2012, we executed our supply diversification strategy to bring abundant and low cost natural gas supplies from the Marcellus supply basin to our natural gas markets in the Carolinas. We signed a long-term contract with Cabot Oil & Gas to purchase firm, price-competitive Marcellus gas supplies. We also signed a long-term firm contract with Williams-Transco for its Leidy Southeast expansion project to transport those gas supplies to our markets. These new supply arrangements are scheduled to begin in December 2015, and we believe they will provide diversification, reliability and gas cost benefits to Piedmont’s customers across the Carolinas.

Natural gas demand is continuing to grow in our service area, particularly to provide natural gas delivery service to power generation facilities as discussed in the preceding section of “Cash Flows from Investing Activities” in Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For further information on our equity venture with Cardinal that expanded our firm capacity requirement in order to serve a power generation facility in Wayne County, North Carolina, see Note 12 to the consolidated financial statements.

Secondary market transactions permit us to market gas supplies and transportation services by contract with wholesale or off-system customers. These sales contribute smaller per-unit margins to earnings; however, the program allows us to act as a wholesale marketer of natural gas and transportation capacity when market conditions permit in order to generate operating margin from sources not restricted by the capacity of our retail distribution system. For further information on secondary market transactions, see Note 2 to the consolidated financial statements.

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

Environmental Matters

We have developed an environmental self-assessment plan to examine our facilities and program areas for compliance with federal, state and local environmental regulations and to correct any deficiencies identified. As a member of the North Carolina MGP Initiative Group, we, along with other responsible parties, work directly with the North Carolina Department of Environment and Natural Resources to set priorities for manufactured gas plant (MGP) site remediation. For additional information on environmental matters, see Note 8 to the consolidated financial statements.

Accounting Guidance

For further information regarding recently issued accounting guidance, see Note 1 to the consolidated financial statements.

International Financial Reporting Standards (IFRS)

In early 2010, the SEC expressed its commitment to the development of a single set of high quality globally accepted accounting standards and directed its staff to execute a work plan addressing specific areas of concern regarding the potential incorporation of IFRS for the U.S. The work plan and progress made by the Financial Accounting Standards Board and the International Accounting Standards Board (IASB) to achieve convergence on some key accounting standards would be foundational to the SEC’s decision on whether, when and how the U.S. might adopt IFRS. The SEC has stated that the fundamental question is whether transitioning to IFRS is in the best interests of the U.S. securities markets generally and U.S. investors specifically.

In July 2012, the SEC Staff released its final report on the work plan that includes its summary findings by the SEC Staff on the following:

•	Development of IFRS,
•	Interpretive process,
•	Use of national standard setters by the IASB,
•	Global application and enforcement,
•	Governance of the IASB,
•	Status of funding, and
•	Investor understanding.

The final report does not contain a recommendation for SEC action. A Staff recommendation will be made at some later unspecified date.

In late 2010 and early 2011, we completed a preliminary assessment of IFRS to understand the key accounting and reporting differences compared to U.S. GAAP and to assess potential organizational, process and system impacts that would be required. The accounting differences between U.S. GAAP and IFRS are complex and significant in many areas, and conversion to IFRS would have broad impacts on us. In addition to financial statement and disclosure changes, converting to IFRS would involve changes to processes and controls, regulatory and management reporting, financial reporting systems and other areas of the company. As a part of the IFRS assessment project, a preliminary conversion roadmap was created for reporting in accordance with IFRS. This IFRS conversion roadmap and our strategy for addressing a potential mandate of IFRS will be re-assessed when the SEC makes its final determination on the use of IFRS.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various forms of market risk, including the credit risk of our suppliers and our customers, interest rate risk, commodity price risk and weather risk. We seek to identify, assess, monitor and manage all of these risks in accordance with defined policies and procedures under the direction of the Treasurer and Chief Risk Officer and also an Enterprise Risk Management program and with the direction of the Energy Price Risk Management Committee. Risk management is guided by senior management with Board of Directors’ oversight, and senior management takes an active role in the development of policies and procedures.

We hold all financial instruments discussed below for purposes other than trading.

Credit Risk

We enter into contracts with third parties to buy and sell natural gas. Our policy requires counterparties to have an investment-grade credit rating at the time of the contract. In situations where counterparties do not have investment grade or functionally equivalent credit ratings, our policy requires credit enhancements that include letters of credit or parental guaranties. In either circumstance, the policy specifies limits on the contract amount and duration based on the counterparty’s credit rating and/or credit support. In order to minimize our exposure, we continually re-evaluate third-party creditworthiness and market conditions and modify our requirements accordingly.

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

We have mitigated our exposure to the risk of non-payment of utility bills by our customers. In North Carolina and South Carolina, gas costs related to uncollectible accounts are recovered through PGA procedures. Effective in March 2012, we recover gas costs related to uncollectible accounts through PGA procedures in Tennessee similar to North Carolina and South Carolina. To manage the non-gas cost customer credit risk, we evaluate credit quality and payment history and may require cash deposits from our high risk customers that do not satisfy our predetermined credit standards until a satisfactory payment history has been established. Significant increases in the price of natural gas can also slow our collection efforts as customers experience increased difficulty in paying their gas bills, leading to higher than normal accounts receivable.

Interest Rate Risk

We are exposed to interest rate risk as a result of changes in interest rates on short-term debt. As of October 31, 2012, all of our long-term debt was issued at fixed rates, and therefore not subject to interest rate risk.

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

As of October 31, 2012, we had $365 million of short-term debt outstanding as commercial paper at an interest rate of .42%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $4.2 million during 2012.

As of October 31, 2012, information about our long-term debt is presented below.

								Fair Value as
	Expected Maturity Date							of October 31,
In millions	2013	2014	2015	2016	2017	Thereafter	Total	2012

Fixed Rate Long-term Debt	$-	$100	$-	$40	$35	$800.0	$975.0	$1,163.2
Average Interest Rate	-%	5%	-%	2.92%	8.51%	5.21%	5.22%

Commodity Price Risk

We have mitigated the cash flow risk resulting from commodity purchase contracts under our regulatory gas cost recovery mechanisms that permit the recovery of these costs in a timely manner. As such, we face regulatory recovery risk associated with these costs. With regulatory commission approval, we revise rates periodically without formal rate proceedings to reflect changes in the wholesale cost of gas, including costs associated with our hedging programs under the recovery mechanism allowed by each of our state regulators. Under our PGA procedures, differences between gas costs incurred and gas costs billed to customers are deferred and any under-recoveries are included in “Amounts due from customers” in “Current Assets” or any over-recoveries are included in “Amounts due to customers” in “Current Liabilities” in the Consolidated Balance Sheets for collection or refund over subsequent periods. When we have “Amounts due from customers,” we earn a carrying charge that mitigates any incremental short-term borrowing costs. When we have “Amounts due to customers,” we incur a carrying charge that we must refund to our customers.

We manage our gas supply costs through a portfolio of short- and long-term procurement and storage contracts with various suppliers. We actively manage our supply portfolio to balance sales and delivery obligations. We inject natural gas into storage during the summer months and withdraw the gas during the winter heating season. In the normal course of business, we utilize New York Mercantile Exchange (NYMEX) exchange traded instruments and have used over-the-counter instruments of various durations to hedge price volatility on a portion of our natural gas requirements, subject to regulatory review and approval.

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

Weather Risk

We are exposed to weather risk in our regulated utility segment in South Carolina and Tennessee where revenues are collected from volumetric rates without a margin decoupling mechanism. Our rates are designed based on an assumption of normal weather. This risk is mitigated by a WNA mechanism designed to offset the impact of colder-than-normal or warmer-than-normal weather during the months of November through March in our residential and commercial markets. Effective in March 2012, the additional months of April and October are included in the Tennessee WNA mechanism. In North Carolina, we manage our weather risk through a year round margin decoupling mechanism that allows us to recover our approved margin from residential and commercial customers independent of volumes sold. We are exposed to weather risks in our industrial markets to the extent our margin is collected through volumetric rates in all of our jurisdictions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Piedmont Natural Gas Company, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Piedmont Natural Gas Company, Inc. and subsidiaries at October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

December 21, 2012

Consolidated Balance Sheets

October 31, 2012 and 2011

ASSETS

In thousands	2012	2011

Utility Plant:
Utility plant in service	$3,746,178	$3,377,310
Less accumulated depreciation	1,036,814	974,631

Utility plant in service, net	2,709,364	2,402,679
Construction work in progress	388,979	217,832
Plant held for future use	6,743	6,751

Total utility plant, net	3,105,086	2,627,262

Other Physical Property, at cost (net of accumulated depreciation of $843 in 2012 and $806 in 2011)	415	452

Current Assets:
Cash and cash equivalents	1,959	6,777
Trade accounts receivable (less allowance for doubtful accounts of $1,579 in 2012 and $1,347 in 2011)	56,700	57,035
Income taxes receivable	31,606	15,966
Other receivables	2,104	2,547
Unbilled utility revenues	24,012	28,715
Inventories:
Gas in storage	72,661	91,124
Materials, supplies and merchandise	934	1,368
Gas purchase derivative assets, at fair value	3,153	2,772
Amounts due from customers	81,626	38,649
Prepayments	30,600	39,128
Deferred income taxes	-	1,793
Other current assets	287	147

Total current assets	305,642	286,021

Noncurrent Assets:
Equity method investments in non-utility activities	87,867	85,121
Goodwill	48,852	48,852
Marketable securities, at fair value	2,131	1,439
Overfunded postretirement asset	-	22,879
Regulatory asset for postretirement benefits	123,290	81,073
Unamortized debt expense	13,583	11,315
Regulatory cost of removal asset	21,129	19,336
Other noncurrent assets	61,944	58,791

Total noncurrent assets	358,796	328,806

Total	$3,769,939	$3,242,541

See notes to consolidated financial statements.

Consolidated Balance Sheets

October 31, 2012 and 2011

CAPITALIZATION AND LIABILITIES

In thousands	2012	2011

Capitalization:
Stockholders’ equity:
Cumulative preferred stock - no par value - 175 shares authorized	$-	$-
Common stock - no par value - shares authorized: 200,000; shares outstanding: 72,250 in 2012 and 72,318 in 2011	442,461	446,791
Retained earnings	584,848	550,584
Accumulated other comprehensive loss	(305)	(452)

Total stockholders’ equity	1,027,004	996,923
Long-term debt	975,000	675,000

Total capitalization	2,002,004	1,671,923

Current Liabilities:

Short-term debt	365,000	331,000
Trade accounts payable	94,269	85,721
Other accounts payable	47,699	43,959
Accrued interest	21,450	20,038
Customers’ deposits	21,739	25,462
Current deferred taxes	13,542	-
General taxes accrued	21,504	21,262
Amounts due to customers	28	2,617
Other current liabilities	7,320	4,073

Total current liabilities	592,551	534,132

Noncurrent Liabilities:
Deferred income taxes	597,211	512,961
Unamortized federal investment tax credits	1,669	2,004
Accumulated provision for postretirement benefits	37,299	14,671
Cost of removal obligations	492,963	466,000
Other noncurrent liabilities	46,242	40,850

Total noncurrent liabilities	1,175,384	1,036,486

Commitments and Contingencies (Note 8)

Total	$3,769,939	$3,242,541

See notes to consolidated financial statements.

Page Intentionally Blank

Consolidated Statements of Comprehensive Income

For the Years Ended October 31, 2012, 2011 and 2010

	2012	2011	2010
In thousands except per share amounts

Operating Revenues	$1,122,780	$1,433,905	$1,552,295
Cost of Gas	547,334	860,266	999,703

Margin	575,446	573,639	552,592

Operating Expenses:
Operations and maintenance	242,599	225,351	219,829
Depreciation	103,192	102,829	98,494
General taxes	34,831	38,380	33,909
Utility income taxes	69,101	64,068	62,082

Total operating expenses	449,723	430,628	414,314

Operating Income	125,723	143,011	138,278

Other Income (Expense):
Income from equity method investments	23,904	24,027	28,854
Gain on sale of interest in equity method investment	-	-	49,674
Non-operating income	1,288	1,762	659
Charitable contributions	(1,068)	(1,818)	(1,363)
Non-operating expense	(787)	(1,204)	(643)
Income taxes	(9,116)	(8,218)	(29,794)

Total other income (expense)	14,221	14,549	47,387

Utility Interest Charges:
Interest on long-term debt	41,412	46,070	52,666
Allowance for borrowed funds used during construction	(25,211)	(8,619)	(9,981)
Other	3,896	6,541	1,026

Total utility interest charges	20,097	43,992	43,711

Net Income	119,847	113,568	141,954

Other Comprehensive Income, net of tax:
Unrealized loss from hedging activities of equity method investments, net of tax of ($530), ($371) and ($52) for the years ended October 31, 2012, 2011 and 2010, respectively.	(826)	(576)	(88)
Reclassification adjustment of realized gain from hedging activities of equity method investments included in net income, net of tax of $621, $420 and $1,291 for the years ended October 31, 2012, 2011 and 2010, respectively.	973	654	2,005

Total other comprehensive income	147	78	1,917

Comprehensive Income	$119,994	$113,646	$143,871

Average Shares of Common Stock:
Basic	71,977	72,056	72,275
Diluted	72,278	72,266	72,525

Earnings Per Share of Common Stock:
Basic	$1.67	$1.58	$1.96
Diluted	$1.66	$1.57	$1.96

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2012, 2011 and 2010

In thousands	2012	2011	2010

Cash Flows from Operating Activities:
Net income	$119,847	$113,568	$141,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,230	107,046	102,776
Amortization of investment tax credits	(335)	(141)	(277)
Allowance for doubtful accounts	232	418	(61)
Gain on sale of interest in equity method investment, net of tax	-	-	(30,286)
Net gain on sale of property	-	-	(89)
Income from equity method investments	(23,904)	(24,027)	(28,854)
Distributions of earnings from equity method investments	19,590	22,685	28,834
Deferred income taxes, net	99,494	76,962	21,831
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	(381)	47	(30,863)
Receivables	5,403	(3,019)	23,493
Inventories	18,897	13,789	2,565
Amounts due from/to customers	(45,566)	26,304	133,794
Settlement of legal asset retirement obligations	(2,038)	(1,493)	(1,141)
Overfunded postretirement asset	22,879	(5,537)	(17,342)
Regulatory asset for postretirement benefits	(42,217)	(16,298)	12,130
Other assets	(10,388)	972	18,184
Accounts payable	4,283	(4,085)	(3,007)
Provision for postretirement benefits	22,628	(134)	(16,836)
Other liabilities	6,861	4,188	3,706

Net cash provided by operating activities	304,515	311,245	360,511

Cash Flows from Investing Activities:
Utility capital expenditures	(529,576)	(243,641)	(199,059)
Allowance for funds used during construction	(25,211)	(8,619)	(9,981)
Contributions to equity method investments	(3,566)	(6,222)	-
Distributions of capital from equity method investments	5,372	3,029	18,260
Proceeds from sale of interest in equity method investment	-	-	57,500
Proceeds from sale of property	1,250	1,074	1,653
Investments in marketable securities	(606)	(486)	(498)
Other	3,044	2,292	3,554

Net cash used in investing activities	(549,293)	(252,573)	(128,571)

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2012, 2011 and 2010

In thousands	2012	2011	2010

Cash Flows from Financing Activities:
Borrowings under credit facility	350,000	1,723,000	1,058,000
Repayments under credit facility	(681,000)	(1,634,000)	(1,122,000)
Net borrowings - commercial paper	365,000	-	-
Proceeds from issuance of long-term debt	300,000	200,000	-
Retirement of long-term debt	-	(256,922)	(60,590)
Expenses related to issuance of debt	(3,908)	(3,902)	(46)
Issuance of common stock through dividend reinvestment and employee stock plans	22,123	20,233	19,099
Repurchases of common stock	(26,528)	(23,004)	(47,295)
Dividends paid	(85,693)	(82,913)	(80,255)
Other	(34)	(6)	(792)

Net cash provided by (used in) financing activities	239,960	(57,514)	(233,879)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,818)	1,158	(1,939)
Cash and Cash Equivalents at Beginning of Year	6,777	5,619	7,558

Cash and Cash Equivalents at End of Year	$1,959	$6,777	$5,619

Cash Paid During the Year for:
Interest	$44,571	$50,136	$56,554

Income Taxes:
Income taxes paid	$4,770	$5,649	$32,305
Income taxes refunded	8,437	16,958	1,845

Income taxes, net	$(3,667)	$(11,309)	$30,460

Noncash Investing and Financing Activities:
Accrued construction expenditures	$43,643	$18,055	$3,225
Guaranty	-	-	1,234

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

For the Years Ended October 31, 2012, 2011 and 2010

In thousands except per share amounts	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, October 31, 2009	$471,569	$458,826	$(2,447)	$927,948

Comprehensive Income:
Net income		141,954		141,954
Other comprehensive income			1,917	1,917

Total comprehensive income				143,871
Common Stock Issued	21,366			21,366
Common Stock Repurchased	(47,276)			(47,276)
Rescission Offer	(19)			(19)
Costs of Rescission Offer		(792)		(792)
Tax Benefit from Dividends Paid on ESOP Shares		98		98
Dividends Declared ($1.11 per share)		(80,255)		(80,255)

Balance, October 31, 2010	445,640	519,831	(530)	964,941

Comprehensive Income:
Net income		113,568		113,568
Other comprehensive income			78	78

Total comprehensive income				113,646
Common Stock Issued	24,155			24,155
Common Stock Repurchased	(23,004)			(23,004)
Costs of Rescission Offer		(6)		(6)
Tax Benefit from Dividends Paid on ESOP Shares		104		104
Dividends Declared ($1.15 per share)		(82,913)		(82,913)

Balance, October 31, 2011	446,791	550,584	(452)	996,923

Consolidated Statements of Stockholders’ Equity

For the Years Ended October 31, 2012, 2011 and 2010

In thousands except per share amounts	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Comprehensive Income:
Net income		119,847		119,847
Other comprehensive income			147	147

Total comprehensive income				119,994
Common Stock Issued	22,198			22,198
Common Stock Repurchased	(26,528)			(26,528)
Tax Benefit from Dividends Paid on ESOP Shares		110		110
Dividends Declared ($1.19 per share)		(85,693)		(85,693)

Balance, October 31, 2012	$442,461	$584,848	$(305)	$1,027,004

The components of accumulated other comprehensive income (loss) (OCI) as of October 31, 2012 and 2011 are as follows.

In thousands	2012	2011

Hedging activities of equity method investments	$(305)	$(452)

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation

Piedmont Natural Gas Company, Inc. is an energy services company primarily engaged in the distribution of natural gas to residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, and regulated interstate natural gas storage and intrastate natural gas transportation. Our utility operations are regulated by three state regulatory commissions. Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” or “Piedmont” means consolidated Piedmont Natural Gas Company, Inc. and its subsidiaries. For further information on regulatory matters, see Note 2 to the consolidated financial statements.

The consolidated financial statements reflect the accounts of Piedmont and its wholly owned subsidiaries whose financial statements are prepared for the same reporting period as Piedmont using consistent accounting policies. Investments in non-utility activities, or joint ventures, are accounted for under the equity method as we do not have controlling voting interests or otherwise exercise control over the management of such companies. Our ownership interest in each entity is recorded in “Equity method investments in non-utility activities” in “Noncurrent Assets” in the Consolidated Balance Sheets at cost plus post-acquisition contributions and earnings based on our share in each of the joint ventures less any distributions received from the joint venture, and if applicable, less any impairment in value of the investment. Earnings or losses from equity method investments are recorded in “Income from equity method investments” in “Other Income (Expense)” in the Consolidated Statements of Comprehensive Income. For further information on equity method investments, see Note 12 to the consolidated financial statements. Revenues and expenses of all other non-utility activities are included in “Non-operating income” in “Other Income (Expense)” in the Consolidated Statements of Comprehensive Income. Inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with accounting regulations prescribed under rate-based regulation.

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

Use of Estimates

The consolidated financial statements of Piedmont have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP) and under the rules of the Securities and Exchange Commission (SEC). In accordance with GAAP, we make certain estimates and assumptions regarding reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and reported amounts of revenues and expenses during the periods reported. Actual results could differ significantly from estimates and assumptions.

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

We have two reportable business segments, regulated utility and non-utility activities. The regulated utility segment is the gas distribution business, where we include the operations of merchandising and its related service work and home warranty programs, with activities conducted by the utility. Operations of our non-utility activities segment are comprised of our equity method investments in joint ventures that are held by our wholly owned subsidiaries. See Note 14 for further discussion of segments.

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

Regulatory assets and liabilities in the Consolidated Balance Sheets as of October 31, 2012 and 2011 are as follows.

In thousands	2012	2011

Regulatory Assets:
Unamortized debt expense	$13,583	$11,315
Amounts due from customers	81,626	38,649
Environmental costs *	10,202	9,644
Deferred operations and maintenance expenses *	7,050	7,676
Deferred pipeline integrity expenses *	13,691	7,927
Deferred pension and other retirement benefits costs *	20,139	22,119
Amounts not yet recognized as a component of pension and other retirement benefit costs	123,290	81,073
Regulatory cost of removal asset	21,129	19,336
Other *	2,394	2,396

Total	$293,104	$200,135

Regulatory Liabilities:
Regulatory cost of removal obligations	$464,334	$438,605
Amounts due to customers	28	2,617
Deferred income taxes*	25,330	25,731

Total	$489,692	$466,953

* Regulatory assets are included in “Other noncurrent assets” in “Noncurrent Assets” and regulatory liabilities are included in “Other noncurrent liabilities” in “Noncurrent Liabilities” in the Consolidated Balance Sheets.

As of October 31, 2012, we had regulatory assets totaling $.4 million on which we do not earn a return during the recovery period. The original amortization period for these assets is 15 years and, accordingly, $.4 million will be fully amortized by 2018. We have $2.2 million related to unrealized mark-to-market amounts on which we do not earn a return until they are recorded in interest-bearing amounts due to/from customer accounts when realized and $123.3 million of regulatory postretirement assets, $21.1 million of asset retirement obligations (AROs) and $8.4 million of estimated environmental costs on which we do not earn a return. Included in deferred pension and other retirement costs are amounts related to pension funding for our Tennessee jurisdiction. The recovery of these amounts is authorized by the Tennessee Regulatory Authority (TRA) on a deferred cash basis.

Utility Plant and Depreciation

Utility plant is stated at original cost, including direct labor and materials, contractor costs, allocable overhead charges, such as engineering, supervision, corporate office salaries and expenses, and pensions and insurance, and an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our state regulators. We apply the group method of accounting, where the cost of homogeneous assets are aggregated and depreciated by applying a rate based on the average expected useful life of the assets. Major expenditures that last longer than a year and improve or lengthen the expected useful life of the overall property from original expectations that are recoverable in regulatory rate base are capitalized while expenditures not meeting these criteria are expensed as incurred. The costs of property retired or otherwise disposed of are removed from utility plant and charged to accumulated depreciation for recovery or refund through future rates. On certain assets, like land, that are nondepreciable, we record a gain or loss upon the disposal of the property that is recorded in “Non-operating income” in “Other Income (Expense)” in the Consolidated Statements of Comprehensive Income.

The classification of total utility plant, net, for the years ended October 31, 2012 and 2011 is presented below.

In thousands	2012	2011

Intangible plant	$3,374	$3,377
Other storage plant	118,277	56,064
Transmission plant	866,000	652,069
Distribution plant	2,422,988	2,347,287
General plant	329,867	312,482
Asset retirement cost	10,819	11,156
Contributions in aid of construction	(5,147)	(5,125)

Total utility plant in service	3,746,178	3,377,310
Less accumulated depreciation	(1,036,814)	(974,631)

Total utility plant in service, net	2,709,364	2,402,679

Construction work in progress	388,979	217,832
Plant held for future use	6,743	6,751

Total utility plant, net	$3,105,086	$2,627,262

Contributions in aid of construction represent nonrefundable donations or contributions received from third-parties for partial or full reimbursement for construction expenditures for utility plant in service.

AFUDC represents the estimated costs of funds from both debt and equity sources used to finance the construction of major projects and is capitalized for ratemaking purposes when the completed projects are placed in service. The portion of AFUDC attributable to borrowed funds is shown as a reduction of “Utility Interest Charges” in the Consolidated Statements of Comprehensive Income. Any portion of AFUDC attributable to equity funds would be included in “Other Income (Expense)” in the Consolidated Statements of Comprehensive Income. For the three years ended October 31, 2012, 2011 and 2010, all of our AFUDC was attributable to borrowed funds.

AFUDC for the years ended October 31, 2012, 2011 and 2010 is presented below.

In thousands	2012	2011	2010

AFUDC	$25,211	$8,619	$9,981

In accordance with utility accounting practice, we have classified expenditures associated with a liquefied natural gas (LNG) peak storage facility in the eastern part of North Carolina that has been delayed as “Plant held for future use” in the Consolidated Balance Sheets. There is no current need to proceed with the LNG peak storage facility due to the expansion capacity, cost effectiveness, timing and design scope of another construction project that will enhance our ability to serve our North Carolina customers in this area. The future use of this property is dependent upon annual updates to our ongoing five-year plan for forecasted growth requirements, and the pursuit of such project will be determined as growth requirements dictate. Such costs, approximately half being land purchase and preparation, will be moved to any such future project. For further information on a regulatory filing related to these costs, see Note 2 to the consolidated financial statements.

We compute depreciation expense using the straight-line method over periods ranging from 4 to 88 years. The composite weighted-average depreciation rates were 2.94% for 2012, 3.19% for 2011 and 3.20% for 2010.

Depreciation rates for utility plant are approved by our regulatory commissions. In North Carolina, we are required to conduct a depreciation study every five years and file the results with the regulatory commission. No such five-year requirement exists in South Carolina or Tennessee; however, we periodically propose revised rates in those states based on depreciation studies. Our last system-wide depreciation study based on fiscal year 2009 data was completed in 2011 and filed with the appropriate regulatory commission in all jurisdictions. New depreciation rates were approved effective November 1, 2011 for South Carolina and March 1, 2012 for Tennessee. We anticipate the new rates will become effective in North Carolina in connection with our next general rate case filing.

The estimated costs of removal on certain regulated properties are collected through depreciation expense through rates with a corresponding credit to accumulated depreciation. Our approved depreciation rates are comprised of two components, one based on average service life and one based on cost of removal for certain regulated properties. Therefore, through depreciation expense, we accrue estimated non-legal costs of removal on any depreciable asset that includes cost of removal in its depreciation rate.

Cash and Cash Equivalents

We consider instruments purchased with an original maturity at date of purchase of three months or less to be cash equivalents, particularly affecting the Consolidated Statements of Cash Flows. We have no restrictions on our cash balances that would impact the payment of dividends as of October 31, 2012 and 2011.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consist of natural gas sales and transportation services, merchandise sales and service work. We bill customers monthly with payment due within 30 days. We maintain an allowance for doubtful accounts, which we adjust periodically, based on the aging of receivables and our historical and projected charge-off activity. Our estimate of recoverability could differ from actual experience based on customer credit issues, the level of natural gas prices and general economic conditions. We write off our customers’ accounts when they are deemed to be uncollectible. Pursuant to orders issued by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the TRA, we are authorized to recover all uncollected gas costs through the purchased gas adjustment (PGA). As a result, only the portion of accounts written off relating to the non-gas costs, or margin, is included in base rates and, accordingly, only this portion is included in the provision for uncollectibles expense. Non-regulated merchandise and service work receivables due beyond one year are included in “Other noncurrent assets” in “Noncurrent Assets” in the Consolidated Balance Sheets.

We are exposed to credit risk when we enter into contracts with third parties to sell natural gas. We also enter into short-term contracts with third parties to manage some of our supply and capacity assets for the purpose of maximizing their value. Our internal credit policies require counterparties to have an investment-grade or functionally equivalent credit rating at the time of the contract. Where the counterparty does not have an investment-grade credit rating, our policy requires credit enhancements that include letters of credit or parental guaranties. In either circumstance, the policy specifies limits on the contract amount and duration based on the counterparty’s credit rating and/or credit support. We continually re-evaluate third-party credit worthiness and market conditions and modify our requirements accordingly.

Our principal business activity is the distribution of natural gas. We believe that we have provided an adequate allowance for any receivables which may not be ultimately collected. As of October 31, 2012 and 2011, our trade accounts receivable consisted of the following.

In thousands	2012	2011

Gas receivables	$55,956	$55,928
Non-regulated merchandise and service work receivables	2,323	2,454
Allowance for doubtful accounts	(1,579)	(1,347)

Trade accounts receivable	$56,700	$57,035

A reconciliation of the changes in the allowance for doubtful accounts for the years ended October 31, 2012, 2011 and 2010 is presented below.

In thousands	2012	2011	2010

Balance at beginning of year	$1,347	$929	$990
Additions charged to uncollectibles expense	4,584	4,842	4,886
Accounts written off, net of recoveries	(4,352)	(4,424)	(4,947)

Balance at end of year	$1,579	$1,347	$929

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

We utilize asset management agreements with counterparties for certain natural gas storage and transportation assets. At October 31, 2012 and 2011, such counterparties held natural gas storage assets, included in “Prepayments” in “Current Assets” in the Consolidated Balance Sheets, with a value of $26.7 million and $35.8 million, respectively, through asset management relationships. Under the terms of the agreements, we receive capacity and storage asset management fees, which are recorded as secondary market transactions and shared between our utility customers and our shareholders. The asset management agreements expire at various times through March 31, 2014. For further information on the revenue sharing of secondary market transactions, see Note 2 to the consolidated financial statements.

Materials, supplies and merchandise inventories are valued at the lower of average cost or market and removed from such inventory at average cost.

Fair Value Measurements

The carrying values of cash and cash equivalents, receivables, short-term debt, accounts payable, accrued interest and other current liabilities approximate fair value as all amounts reported are to be collected or paid within one year. Our financial assets and liabilities are recorded at fair value. They consist primarily of derivatives that are recorded in the Consolidated Balance Sheets in accordance with derivative accounting standards and marketable securities that are classified as trading securities and are held in rabbi trusts established for our deferred compensation plans. Our qualified pension and postretirement plan assets and liabilities are recorded at fair value in the Consolidated Balance Sheets in accordance with employers’ accounting and related disclosures of postretirement plans.

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

Level 2 inputs are inputs other than quoted prices in active markets included in Level 1 and are either directly or indirectly corroborated or observable as of the reporting date, generally using valuation methodologies. These methodologies are primarily industry-standard methodologies that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. We obtain market price data from multiple sources in order to value some of our Level 2 transactions and this data is representative of transactions that occurred in the market place. Our Level 2 items include non-exchange-traded derivative instruments, such as some qualified pension plan assets held in hedge fund of funds, commodities fund of funds, a common trust fund, collateralized mortgage obligations, swaps, futures, currency forwards, corporate bonds and government and agency obligations that are valued at the closing price reported in the active market for similar assets in which the individual securities are traded or based on yields currently available on comparable securities of issuers with similar credit ratings or based on the most recent available financial information for the respective funds and securities. For some qualified pension plan assets, the determination of Level 2 assets was completed through a process of reviewing each individual security while consulting research and other metrics provided by investment managers, including a pricing matrix detailing the pricing source and security type, annual audited financial statements and a review of valuation policies and procedures used by the investment managers as well as our investment advisor.

Level 3 inputs include significant pricing inputs that are generally less observable from objective sources and may be used with internally developed methodologies that result in management’s best estimate of fair value. Our Level 3 inputs include cost estimates for removal (contract fees or manpower/equipment estimates), inflation factors, risk premiums, the remaining life of long-lived assets, the credit adjusted risk free rate to discount for the time value of money over an appropriate time span, and the most recent available financial information of an investment in a diversified private equity fund of funds for some of our qualified pension plan assets. We do not have any other assets or liabilities classified as Level 3.

In determining whether to categorize the fair value measurement of an instrument as Level 2 or Level 3, we must use judgment to assess whether we have the ability as of the measurement date to redeem an investment at its net asset value per share (NAV) in the near term. We consider when we might have the ability to redeem the investment by reviewing contractual restrictions in effect as of the investment date as well as any potential restrictions that the investee may impose. Regarding our benefit plans’ investments, “near term” is the ability to redeem an investment in no more than 180 days.

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments for the period. These transfers represent existing assets or liabilities previously categorized as a Level 1 or Level 2 for which the inputs to the estimate became less observable or assets and liabilities previously classified as Level 2 or Level 3 for which the lowest significant input became more observable during the period. Transfers into and out of each level are measured at the actual date of the event or change in circumstances causing the transfer.

For the fair value measurements of our derivatives and marketable securities, see Note 7 to the consolidated financial statements. For the fair value measurements of our benefit plan assets, see Note 9 to the consolidated financial statements.

Goodwill, Equity Method Investments and Long-Lived Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. We annually evaluate goodwill for impairment as of October 31, or more frequently if impairment indicators arise during the year. These indicators include, but are not limited to, a significant change in operating performance, the business climate, legal or regulatory factors, or a planned sale or disposition of a significant portion of the business. We test goodwill using a fair value approach at a reporting unit level, generally equivalent to our operating segments as discussed in Note 14 to the consolidated financial statements. An impairment charge would be recognized if the carrying value of the reporting unit, including goodwill, exceeded its fair value. All of our goodwill is attributable to the regulated utility segment.

Our annual goodwill impairment assessment was performed as of October 31, 2012, and we determined that there was no impairment to the carrying value of our goodwill. No impairment has been recognized during the years ended October 31, 2012, 2011 and 2010.

We review our equity method investments and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. There were no events or circumstances during the years ended October 31, 2012, 2011 and 2010 that resulted in any impairment charges. For further information on equity method investments, see Note 12 to the consolidated financial statements.

Marketable Securities

We have marketable securities that are invested in money market and mutual funds that are liquid and actively traded on the exchanges. These securities are assets that are held in rabbi trusts established for our deferred compensation plans. For further information on the deferred compensation plans, see Note 9 to the consolidated financial statements.

We have classified these marketable securities as trading securities since their inception as the assets are held in rabbi trusts. Trading securities are recorded at fair value on the Consolidated Balance Sheets with any gains or losses recognized currently in earnings. We do not intend to engage in active trading of the securities, and participants in the deferred compensation plans may redirect their investments at any time. We have matched the current portion of the deferred compensation liability with the current asset and noncurrent deferred compensation liability with the noncurrent asset; the current portion has been included in “Other current assets” in “Current Assets” in the Consolidated Balance Sheets.

The money market investments in the trusts approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on quoted market prices as traded on the exchanges. The composition of these securities as of October 31, 2012 and 2011 is as follows.

In thousands	2012		2011
	Cost	Fair Value	Cost	Fair Value
Current trading securities:
Money markets	$-	$-	$-	$-
Mutual funds	134	157	47	52

Total current trading securities	134	157	47	52

Noncurrent trading securities:
Money markets	243	243	217	217
Mutual funds	1,668	1,888	1,107	1,222

Total noncurrent trading securities	1,911	2,131	1,324	1,439

Total trading securities	$2,045	$2,288	$1,371	$1,491

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

Issuances and Repurchases of Common Stock

As discussed in Note 6 to the consolidated financial statements, we repurchase shares on the open market and such shares are then cancelled and become authorized but unissued shares. It is our policy to issue new shares for share-based employee awards and shareholder and employee investment plans. We present net shares issued under these awards and plans in “Common Stock Issued” in the Consolidated Statements of Stockholders’ Equity. Shares withheld by us to satisfy tax withholding obligations related to the vesting of shares awarded under the Incentive Compensation Plan have been immaterial to date.

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

In accordance with long-standing regulatory treatment, our depreciation rates are comprised of two components, one based on average service life and one based on cost of removal. We collect through rates the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation. These removal costs are non-legal obligations as defined by the accounting guidance. Because these estimated removal costs meet the requirements of rate regulated accounting guidance, we have accounted for these non-legal AROs as a regulatory liability. We record the estimated non-legal AROs in “Cost of removal obligations” in “Noncurrent Liabilities” in the Consolidated Balance Sheets. In the rate setting process, the liability for non-legal costs of removal is treated as a reduction to the net rate base upon which the regulated utility has the opportunity to earn its allowed rate of return.

We apply the accounting guidance for conditional AROs that requires recognition of a liability for the fair value of conditional AROs when incurred if the liability can be reasonably estimated. The NCUC, the PSCSC and the TRA have approved placing these ARO costs in deferred accounts to preserve the regulatory treatment of these costs; therefore, accretion is not reflected in the Consolidated Statements of Comprehensive Income as the regulatory treatment provides for deferral as a regulatory asset with netting against a regulatory liability. AROs are capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability. In periods subsequent to the initial measurement, any changes in the liability resulting from the passage of time (accretion) or due to the revisions of either timing or the amount of the originally estimated cash flows to settle conditional AROs must be recognized. The estimated cash flows to settle conditional AROs are discounted using the credit adjusted risk-free rate, which ranged from 3.86% to 5.87% with a weighted average of 5.73% for the twelve months ended October 31, 2012. The estimate was calculated using a time value weighted average credit adjusted risk-free rate. We have recorded a liability on our distribution and transmission mains and services.

The cost of removal obligations recorded in the Consolidated Balance Sheets as of October 31, 2012 and 2011 are presented below.

In thousands	2012	2011
Regulatory non-legal AROs	$464,334	$438,605
Conditional AROs	28,629	27,395

Total cost of removal obligations	$492,963	$466,000

A reconciliation of the changes in conditional AROs for the year ended October 31, 2012 and 2011 is presented below.

In thousands	2012	2011

Beginning of period	$27,395	$23,295
Liabilities incurred during the period	1,705	3,102
Liabilities settled during the period	(2,038)	(1,493)
Accretion	1,570	1,365
Adjustment to estimated cash flows	(3)	1,126

End of period	$28,629	$27,395

Revenue Recognition

We record revenues when services are provided to our distribution service customers. Utility sales and transportation revenues are based on rates approved by state regulatory commissions. Base rates charged to jurisdictional customers may not be changed without formal approval by the regulatory commission in that jurisdiction; however, the wholesale cost of gas component of rates may be adjusted periodically under PGA provisions. In South Carolina and Tennessee, a weather normalization adjustment (WNA) is calculated for residential and commercial customers during the winter heating season November through March. Effective March 1, 2012, the WNA mechanism in Tennessee was expanded to include the additional months of April and October in the winter heating season. The WNA mechanisms are designed to offset the impact that warmer-than-normal or colder-than-normal weather has on customer billings during the winter heating season. The WNA formula does not ensure full recovery of approved margin during periods when customer consumption patterns vary significantly from consumption patterns used to establish the WNA factors. In North Carolina, a margin decoupling mechanism provides for the recovery of our approved margin from residential and commercial customers on an annual basis independent of consumption patterns. The gas cost portion of our costs is recoverable through PGA procedures and is not affected by the margin decoupling mechanism or the WNA mechanisms.

Revenues are recognized monthly on the accrual basis, which includes estimated amounts for gas delivered to customers but not yet billed under the cycle-billing method from the last meter reading date to month end. The unbilled revenue estimate reflects factors requiring judgment related to estimated usage by customer class, customer mix, changes in weather during the period and the impact of the WNA or margin decoupling mechanisms, as applicable.

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

Utility sales, transportation and secondary market revenues are reported net of excise taxes, sales taxes and franchise fees. For further information regarding taxes, see “Taxes” in this Note 1 to the consolidated financial statements.

Non-regulated merchandise and service work includes the sale, installation and/or maintenance of natural gas appliances and gas piping beyond the meter. Revenue is recognized when the sale is made or the work is performed. If the customer is eligible for and elects financing through us, the finance fee income is recognized on a monthly basis based on principal, rate and term.

Cost of Gas and Deferred Purchased Gas Adjustments

We charge our utility customers for natural gas consumed using natural gas cost recovery mechanisms as set by the regulatory commissions in states in which we operate. Rate schedules for utility sales and transportation customers include PGA provisions that provide for the recovery of prudently incurred and allocated gas costs. With regulatory commission approval, we revise rates periodically without formal rate proceedings to reflect changes in the wholesale cost of gas. We charge our secondary market customers for natural gas based on negotiated contract terms. Under PGA provisions, charges to cost of gas are based on the amount recoverable under approved rate schedules. Within our cost of gas, we include amounts for lost and unaccounted for gas and adjustments to reflect the gains and losses associated with gas price hedging derivatives. By jurisdiction, differences between gas costs incurred and gas costs billed to customers are deferred and included in “Amounts due from customers” in “Current Assets” or “Amounts due to customers” in “Current Liabilities” in the Consolidated Balance Sheets. We review gas costs and deferral activity periodically (including deferrals under the margin decoupling and WNA mechanisms) and, with regulatory commission approval, increase rates to collect under-recoveries or decrease rates to refund over-recoveries over a subsequent period.

Taxes

We have two categories of income taxes in the Consolidated Statements of Comprehensive Income: current and deferred. Current income tax expense consists of federal and state income taxes less applicable tax credits related to the current year. Deferred income tax expense generally is equal to the changes in the deferred income tax liability and regulatory tax liability during the year. Deferred taxes are primarily attributable to utility plant, deferred gas costs, revenues and cost of gas, equity method investments, benefit of loss carryforwards and employee benefits and compensation. The determination of our provision for income taxes requires judgment, the use of estimates, and the interpretation and application of complex tax laws. Judgment is required in assessing the timing and amounts of deductible and taxable items.

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

Deferred investment tax credits, including energy credits, associated with our utility operations are presented in the Consolidated Balance Sheets. We amortize these deferred investment and energy tax credits to income over the estimated useful lives of the property to which the credits relate.

We recognize accrued interest and penalties, if any, related to uncertain tax positions as operating expenses in the Consolidated Statements of Comprehensive Income. This is consistent with the recognition of these items in prior reporting periods.

Excise taxes, sales taxes and franchises fees separately stated on customer bills are recorded on a net basis as liabilities payable to the applicable jurisdictions. All other taxes other than income taxes are recorded as general taxes. General taxes consist of property taxes, payroll taxes, Tennessee gross receipt taxes, franchise taxes, tax on company use and other miscellaneous taxes.

Consolidated Statements of Cash Flows

With respect to cash overdrafts, book overdrafts are included within operating cash flows while any bank overdrafts are included with financing cash flows.

Recently Issued Accounting Guidance

In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance to require separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements, which primarily relates to our employee benefit plans. The guidance was effective for interim periods for fiscal years beginning after December 15, 2010. We adopted the guidance for Level 3 disclosures for recurring and non-recurring items covered under the fair value guidance for the first quarter of our fiscal year ending October 31, 2012. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued accounting guidance to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are not intended to change the application of the current fair value requirements, but to clarify the application of existing requirements. The guidance does change particular principles or requirements for measuring fair value or disclosing information about fair value measurements. To improve consistency, language has been changed to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The adoption of the guidance, which was effective for interim and annual periods beginning after December 15, 2011, had no material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued accounting guidance to increase the prominence of OCI in financial statements. The guidance gave businesses two options for presenting OCI. An OCI statement could be included with the statement of income, and together the two would make a statement of comprehensive income. Alternatively, businesses could present a separate OCI statement, but that statement would have to appear consecutively with the statement of income within the financial report. The guidance, which we early adopted and presented in one continuous statement for the first quarter of our fiscal year ending October 31, 2012, was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance had no impact on our financial position, results of operations or cash flows.

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

In November 2012, the FASB finalized the presentation disclosures on items reclassified from OCI. The guidance will be effective for interim and annual periods beginning after December 15, 2012. We will adopt this disclosure guidance for the second quarter of our fiscal year ending October 31, 2013. The adoption of this guidance will have no impact on our financial position, results of operations or cash flows.

2. Regulatory Matters

Our utility operations are regulated by the NCUC, PSCSC and TRA as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. We are also regulated by the NCUC as to the issuance of long-term debt and equity securities.

The NCUC and the PSCSC regulate our gas purchasing practices under a standard of prudence and audit our gas cost accounting practices. The TRA regulates our gas purchasing practices under a gas supply incentive program which compares our actual costs to market pricing benchmarks. As part of this jurisdictional oversight, all three regulatory commissions address our gas supply hedging activities. Additionally, all three regulatory commissions allow for recovery of uncollectible gas costs through the PGA. The portion of uncollectibles related to gas costs is recovered through the deferred account and only the non-gas costs, or margin, portion of uncollectibles is included in base rates and uncollectibles expense.

North Carolina

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

The NCUC had allowed EasternNC to defer its operations and maintenance expenses during the first eight years of operation or until the first rate case order, whichever occurred first, with a maximum deferral of $15 million. The deferred amounts accrued interest at a rate of 8.69% per annum. In December 2003, the NCUC confirmed that these deferred expenses should be treated as a regulatory asset for future recovery from customers to the extent they are deemed prudent and proper. As a part of the 2005 general rate case proceeding, deferral ceased on October 31, 2005, and the balance in the deferred account as of June 30, 2005 of $7.9 million, including accrued interest, is being amortized over 15 years beginning November 1, 2005. Under the settlement of the 2008 general rate proceeding, the unamortized balance of the EasternNC deferred operations and maintenance expenses was $9 million at October 31, 2008. This balance is accruing interest at a rate of 7.84% per annum and is being amortized over a twelve year period. As of October 31, 2012 and 2011, we had unamortized balances of $7 million and $7.7 million, respectively.

We incur certain pipeline integrity management costs in compliance with the Pipeline Safety Improvement Act of 1992 and regulations of the United States Department of Transportation. The NCUC approved deferral treatment of the operations and maintenance costs applicable to all incremental expenditures beginning November 1, 2004. Under the settlement of the 2008 general rate proceeding, the pipeline integrity management costs incurred between July 1, 2005 and June 30, 2008 of $4.6 million were fully amortized over a three-year period beginning November 1, 2008. The existing regulatory asset treatment for ongoing pipeline integrity management costs continues until another recovery mechanism is established in a future rate proceeding. The unamortized balance as of October 31, 2012 that is subject to a future rate proceeding is $20.3 million; we have a recorded regulatory asset for deferred pipeline integrity expenses of $13.7 million.

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

In January 2012, the NCUC approved our accounting of gas costs for the twelve months ended May 31, 2011, with adjustments agreed to by us as a result of the North Carolina Public Staff’s audit of the 2011 gas cost review period. We were deemed prudent on our gas purchasing policies and practices during this review period and allowed 100% recovery.

In November 2012, the NCUC approved our accounting of gas costs for the twelve months ended May 31, 2012. We were deemed prudent on our gas purchasing policies and practices during this review period and allowed 100% recovery.

Our gas cost hedging plan for North Carolina is designed to provide some level of protection against significant price increases, targets a percentage range of 22.5% to 45% of annual normalized sales volumes for North Carolina and operates using historical pricing indices that are tied to future projected gas prices as traded on a national exchange. Unlike South Carolina as discussed below, recovery of costs associated with the North Carolina hedging plan is not pre-approved by the NCUC, and the costs are treated as gas costs subject to the annual gas cost prudence review. Any gain or loss recognition under the hedging program is a reduction in or an addition to gas costs, respectively, which, along with any hedging expenses, are flowed through to North Carolina customers in rates. The gas cost review orders issued February 2010, January 2011, January 2012 and November 2012 found our hedging activities during the review periods to be reasonable and prudent. As part of the February 2010 order, the NCUC approved an adjustment of $1.1 million related to hedging activity that decreased “Amounts due from customers” in “Current Assets” in the Consolidated Balance Sheets as agreed to by us and the North Carolina Public Staff.

In October 2012, we filed a petition seeking authority to transfer $6.7 million of capital costs held in “Plant held for future use” in “Utility Plant” in the Consolidated Balance Sheets to a deferred regulatory asset account, effective November 1, 2012. This balance in “Plant held for future use” relates to the development of the LNG facility in Robeson County, North Carolina, construction of which was suspended by Piedmont in March 2009. We are waiting on a ruling by the NCUC on this matter. We are unable to predict the outcome of this proceeding at this time.

South Carolina

We currently operate under the Natural Gas Rate Stabilization Act (RSA) of 2005 in South Carolina. If a utility elects to operate under the RSA, the annual cost and revenue filing will provide that the utility’s rate of return on equity will remain within a 50-basis point band above or below the last approved allowed rate of return on equity.

In June 2010, we filed with the PSCSC a quarterly monitoring report for the twelve months ended March 31, 2010 and a cost and revenue study as permitted by the RSA requesting a change in rates from those approved by the PSCSC in an October 2009 order. In October 2010, the PSCSC issued an order approving a settlement between the Office of Regulatory Staff (ORS) and us that resulted in a $.75 million annual increase in margin on a return on equity of 11.3%, effective November 1, 2010.

In June 2011, we filed with the PSCSC a quarterly monitoring report for the twelve months ended March 31, 2011 and a cost and revenue study as permitted by the RSA requesting a change in rates from those approved by the PSCSC in the October 2010 order. In October 2011, the PSCSC issued an order approving a settlement between the ORS and us that resulted in a $3.1 million annual decrease in margin based on a return on equity of 11.3% and a decrease of $1.9 million in depreciation rates for South Carolina utility plant in service, effective November 1, 2011.

In June 2012, we filed with the PSCSC a quarterly monitoring report for the twelve months ended March 31, 2012 and a cost and revenue study as permitted by the RSA requesting a change in rates from those approved by the PSCSC in the October 2011 order. In October 2012, the PSCSC issued an order approving a settlement agreement between the ORS and us that resulted in a $1.1 million annual decrease in margin based on a return on equity of 11.3%, effective November 1, 2012.

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

In February 2011, the ORS requested that the PSCSC temporarily suspend the PSCSC-approved gas hedging programs operated by the regulated gas utilities in South Carolina due to more moderate market conditions for the cost of natural gas. This suspension of the hedging program was requested to be effective prospectively upon the issuance of an order by the PSCSC. All existing hedges would continue to be managed under the current approved hedging programs as gas costs in the annual review of purchased gas costs and gas purchasing protection policies. In March 2011, we filed a letter with the PSCSC stating that we believe that it is reasonable and prudent to continue our current hedging program to provide some degree of price stability for natural gas consumers. We believe that some price volatility will continue to exist in the market due to unpredictable events. Oral arguments and informational briefings on this matter were heard by the PSCSC in April 2011. In June 2011, the ORS withdrew its petition for suspension of gas hedging programs. In July 2011, the PSCSC granted the ORS’ motion to withdraw the above mentioned petition and directed the ORS and the regulated gas utilities in South Carolina to address the prudence of gas hedging activities in annual review proceedings. Because the PSCSC has provided no further guidance, we will address future gas hedging activities in our annual gas cost proceedings to determine the prudence of our gas purchases.

In August 2011, the PSCSC approved our PGAs and found our gas purchasing policies to be prudent for the twelve months ended March 31, 2011. The settlement agreement also stipulated that our hedging program should no longer have a required minimum volume of hedging.

In August 2012, the PSCSC approved our PGAs and found our gas purchasing policies to be prudent for the twelve months ended March 31, 2012.

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

Tennessee

In Tennessee, the Tennessee Incentive Plan (TIP) replaced annual prudence reviews under the Actual Cost Adjustment (ACA) mechanism in 1996 by benchmarking gas costs against amounts determined by published market indices and by sharing secondary market (capacity release and off-system sales) activity performance. In 2007, the TRA modified our TIP to clarify and simplify the calculation of allocating secondary marketing gains and losses to ratepayers and shareholders by adopting a uniform 75/25 sharing ratio. The TRA also maintained the $1.6 million annual incentive cap for us on gains and losses, improved the transparency of plan operations by an agreed to request for proposal procedures for asset management transactions and provided for a triennial review of TIP operations by an independent consultant.

In July 2009, we filed an annual report for the twelve months ended December 31, 2008 with the TRA that reflected the transactions in the deferred gas cost account for the ACA mechanism. In July 2010, in coordination with the TRA Audit Staff, we withdrew the annual report filed in July 2009 and concurrently filed a revised annual report for the twelve months ended December 31, 2008. There was no material impact from these gas cost adjustments to our financial position, results of operations or cash flows. In August 2010, the TRA adopted the findings of the revised TRA Audit Staff report on this matter, which were in agreement with our revised report. The TRA issued its written order approving the deferred gas cost balances in October 2010.

In December 2010, we filed our report with the TRA for the eighteen months ended June 30, 2010 reflecting the transactions in the deferred gas cost account for the ACA mechanism. This one-time eighteen month audit period was designed to synchronize the ACA audit year with the TIP year in order to facilitate the audit process for future periods. In August 2011, the TRA approved the deferred gas cost account balances and issued its written order.

In September 2010, we filed an annual report with the TRA reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2010 under the TIP. In May 2011, the TRA issued an order approving our TIP account balances.

In August 2011, we filed an annual report with the TRA reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2011 under the TIP. In March 2012, the TRA approved our TIP account balance. The TRA issued its written order approving the deferred gas cost balances in April 2012.

In September 2011, we filed an annual report for the twelve months ended June 30, 2011 with the TRA that reflected the transactions in the deferred gas cost account for the ACA mechanism. In March 2012, the TRA approved the deferred gas cost account balances. The TRA issued its written order approving the deferred gas cost balances in April 2012.

In August 2012, we filed an annual report with the TRA reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2012 under the TIP. We are waiting on a ruling from the TRA at this time.

In September 2012, we filed an annual report for the twelve months ended June 30, 2012 with the TRA that reflected the transactions in the deferred gas cost account for the ACA mechanism. We are waiting on a ruling from the TRA at this time.

In September 2011, we filed a general rate application with the TRA requesting authority for an increase to rates and charges for all customers to produce overall incremental revenues of $16.7 million annually, or 8.9% above then current annual revenues. In addition, the petition also requested modifications of the cost allocation and rate designs underlying our existing rates, including shifting more of our cost recovery to our fixed charges and expanding the period of the WNA to October through April. We also sought approval to implement a school-based energy education program with appropriate cost recovery mechanisms, amortization of certain regulatory assets and deferred accounts, revised depreciation rates for plant and changes to the existing service regulations and tariffs. The changes were proposed to be effective March 1, 2012. In December 2011, we and the Consumer Advocate and Protection Division reached a stipulation and settlement agreement resolving all issues in this proceeding, including an increase in rates and charges to all customers effective March 1, 2012 designed to produce overall incremental revenues of $11.9 million annually, or 6.3% above then current annual revenue, based upon an approved rate of return on equity of 10.2%. The new cost allocation and rate designs shifted recovery of fixed charges from 29% to 37% with a resulting decrease of volumetric charges from 71% to 63%. The stipulation and settlement agreement did not include a cost recovery mechanism for a school-based energy education program. In January 2012, a hearing on this matter was held by the TRA. The TRA approved the settlement agreement at the January 2012 hearing. The TRA’s written order was issued in April 2012.

As a part of the rate case settlement mentioned above, the TRA approved the recovery of $1 million incurred as a result of our response to severe flooding in Nashville in May 2010. These direct incremental expenses had been approved for deferred accounting treatment in October 2010. These deferred expenses are being amortized over 8 years beginning March 1, 2012.

In February 2010, we filed a petition with the TRA to adjust the applicable rate for the collection of the Nashville franchise fee from certain customers. The proposed rate adjustment was calculated to recover the net $2.9 million of under-collected Nashville franchise fee payments as of May 31, 2009. In April 2010, the TRA passed a motion approving a new Nashville franchise fee rate designed to recover only the net under-collections that have accrued since June 1, 2005, which would have denied recovery of $1.5 million. In October 2011, the TRA issued an order denying us the recovery of $1.5 million of franchise fees consistent with its April 2010 motion, and we recorded $1.5 million in “Operating Expenses” as “Operations and maintenance” in the Consolidated Statements of Comprehensive Income. In November 2011, we filed for reconsideration, which was granted that month. In February 2012, a hearing on this matter was held before the TRA. In May 2012, the TRA approved the recovery of an additional $.5 million in under-collected Nashville franchise fees covering years 2002 through May 2005, which we recorded as a reduction in operations and maintenance expenses. The written order was issued by the TRA in June 2012.

All States

Due to the seasonal nature of our business, we contract with customers in the secondary market to sell supply and capacity assets when market conditions permit. In North Carolina and South Carolina, we operate under sharing mechanisms approved by the NCUC and the PSCSC for secondary market transactions where 75% of the net margins are flowed through to jurisdictional customers in rates and 25% is retained by us. In Tennessee, we operate under the amended TIP where gas purchase benchmarking gains and losses are combined with secondary market transaction gains and losses and shared 75% by customers and 25% by us. Our share of net gains or losses in Tennessee is subject to an overall annual cap of $1.6 million. In all three jurisdictions for the twelve months ended October 31, 2012, we generated $38.7 million of margin from secondary market activity, $29 million of which is allocated to customers as gas cost reductions and $9.7 million as margin allocated to us. In all three jurisdictions for the twelve months ended October 31, 2011, we generated $56.1 million of margin from secondary market activity, $42.1 million of which is allocated to customers as gas cost reductions and $14 million as margin allocated to us. In all three jurisdictions for the twelve months ended October 31, 2010, we generated $42.8 million of margin from secondary market activity, $32.1 million of which is allocated to customers as gas cost reductions and $10.7 million as margin allocated to us.

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

A reconciliation of basic and diluted EPS for the years ended October 31, 2012, 2011 and 2010 is presented below.

In thousands except per share amounts	2012	2011	2010

Net Income	$119,847	$113,568	$141,954

Average shares of common stock outstanding for basic earnings per share	71,977	72,056	72,275
Contingently issuable shares under incentive compensation plans	301	210	250

Average shares of dilutive stock	72,278	72,266	72,525

Earnings Per Share of Common Stock:
Basic	$1.67	$1.58	$1.96
Diluted	$1.66	$1.57	$1.96

4. Long-Term Debt

Our long-term debt consists of privately placed senior notes and medium-term notes: Series A, Series B, Series C and Series E, which we issued under an indenture dated April 1, 1993. All of our long-term debt is unsecured and is issued at fixed rates. Long-term debt as of October 31, 2012 and 2011 is as follows.

In thousands	2012	2011

Senior Notes:
2.92%, due June 6, 2016	$40,000	$40,000
8.51%, due September 30, 2017	35,000	35,000
4.24%, due June 6, 2021	160,000	160,000
3.47%, due July 16, 2027	100,000	-
3.57%, due July 16, 2027	200,000	-
Medium-Term Notes:
5.00%, due December 19, 2013	100,000	100,000
6.87%, due October 6, 2023	45,000	45,000
8.45%, due September 19, 2024	40,000	40,000
7.40%, due October 3, 2025	55,000	55,000
7.50%, due October 9, 2026	40,000	40,000
7.95%, due September 14, 2029	60,000	60,000
6.00%, due December 19, 2033	100,000	100,000

Total	975,000	675,000
Less current maturities	-	-

Total	$975,000	$675,000

Current maturities for the next five years ending October 31 and thereafter are as follows.

In thousands

2013	$-
2014	100,000
2015	-
2016	40,000
2017	35,000
Thereafter	800,000

Total	$975,000

Payments of $.1 million in 2011 were paid to noteholders of the 6.25% insured quarterly notes based on a redemption right upon the death of the owner of the notes, within specified limitations. On June 1, 2011, we redeemed all of the 6.25% insured quarterly notes, which had an aggregate principal balance of $196.8 million. We retired the balance of $60 million of our 6.55% medium-term notes in September 2011, as they became due.

On June 6, 2011, we issued $40 million unsecured senior notes maturing in 2016 at an interest rate of 2.92% and $160 million unsecured senior notes maturing in 2021 at an interest rate of 4.24%. We used the proceeds from the sale of the senior notes to reduce our short-term debt used to finance the redemption of the 6.25% insured quarterly notes, as well as for other general corporate purposes and working capital needs.

On July 16, 2012, we issued $100 million of senior notes with an interest rate of 3.47%. On October 15, 2012, we issued $200 million of senior notes with an interest rate of 3.57%. Both issuances will mature on July 16, 2027. These proceeds were used for general corporate purposes, including the repayment of short-term debt incurred in part for the funding of capital expenditures.

We have an open combined debt and equity shelf registration filed with the SEC in July 2011 that is available for future use. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used for general corporate purposes, including capital expenditures, additions to working capital and advances for our investments in our subsidiaries, and for repurchases of shares of our common stock. Pending such use, we may temporarily invest any net proceeds that are not applied to the purposes mentioned above in investment grade securities.

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”), except out of net earnings available for restricted payments. As of October 31, 2012, our retained earnings were not restricted as the amount available for restricted payments was greater than our actual retained earnings as presented below.

In thousands

Amount available for restricted payments	$619,375
Retained earnings	584,848

We are subject to default provisions related to our long-term debt and short-term debt. Since there are cross default provisions in all of our debt agreements, failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. As of October 31, 2012, we are in compliance with all default provisions.

5. Short-Term Debt Instruments

On October 1, 2012, we amended and restated our $650 million three-year revolving syndicated credit facility as a $650 million five-year revolving syndicated credit facility that expires on October 1, 2017. The amended and restated facility has an option to request an expansion of up to $850 million. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount up to $650 million. The facility provides a line of credit for letters of credit of $10 million, of which $3.6 million was issued and outstanding at October 31, 2012. The facility as in effect prior to the amendment and restatement also provided a line of credit for letters of credit of $10 million, of which $3.5 million was issued and outstanding at October 31, 2011. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day London Interbank Offered Rate (LIBOR) plus from 75 to 125 basis points, based on our credit ratings. Amounts borrowed are continuously renewable until the expiration of the facility in 2017 provided that we are in compliance with all terms of the agreement. Due to the seasonal nature of our business, amounts borrowed can vary significantly during the year.

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

As of October 31, 2012, we have $365 million of notes outstanding under the CP program, as included in “Short-term debt” in “Current Liabilities” in the Consolidated Balance Sheets, with original maturities ranging from 7 to 15 days from their dates of issuance at a weighted average interest rate of .42%.

Our outstanding short-term bank borrowings, as included in “Short-term debt” in “Current Liabilities” in the Consolidated Balance Sheets, were $331 million as of October 31, 2011 under the revolving syndicated credit facility as in effect prior to the amendment and restatement in LIBOR cost-plus loans at a weighted average interest rate of .94%.

A summary of the short-term debt activity for the twelve months ended October 31, 2012 is as follows.

Short-Term Debt Activity

	Credit	Commercial	Total
In thousands	Facility	Paper	Borrowings

Minimum amount outstanding (1)	$-	$-	$328,500
Maximum amount outstanding (1)	$475,500	$535,000	$535,000
Minimum interest rate (2)	1.15%	.22%	.22%
Maximum interest rate	1.20%	.45%	1.20%
Weighted average interest rate	1.17%	.38%	.66%

(1) During March 2012, we were borrowing under both the credit facility and CP program for a portion of the month.
(2) This is the minimum rate when we were borrowing under the credit facility and/or CP program.

Our five-year revolving syndicated credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 57% at October 31, 2012.

6. Capital Stock and Accelerated Share Repurchase

Changes in common stock for the years ended October 31, 2012, 2011 and 2010 are as follows.

In thousands	Shares	Amount

Balance, October 31, 2009	73,266	$471,569
Issued to participants in the Employee Stock Purchase Plan (ESPP)	35	899
Issued to the Dividend Reinvestment and Stock Purchase Plan (DRIP)	676	17,663
Issued to participants in the Incentive Compensation Plan (ICP)	106	2,804
Shares repurchased under Accelerated Share Repurchase (ASR) agreement	(1,800)	(47,276)
Shares repurchased under rescission offer	(1)	(19)

Balance, October 31, 2010	72,282	445,640
Issued to ESPP	30	870
Issued to DRIP	657	18,834
Issued to ICP	149	4,451
Shares repurchased under ASR agreement	(800)	(23,004)

Balance, October 31, 2011	72,318	446,791
Issued to ESPP	30	894
Issued to DRIP	677	20,508
Issued to ICP	25	796
Shares repurchased under ASR agreement	(800)	(26,528)

Balance, October 31, 2012	72,250	$442,461

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

On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved at that time an amendment of the Common Stock Open Market Purchase Program to provide for the repurchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. These combined actions increased the total authorized share repurchases from three million to ten million shares. The additional four million shares were referred to as our ASR program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.

On January 4, 2012, we entered into an ASR agreement where we purchased 800,000 shares of our common stock from an investment bank at the closing price that day of $33.77 per share. The settlement and retirement of those shares occurred on January 5, 2012. Total consideration paid to purchase the shares of $27 million was recorded in “Stockholders’ equity” as a reduction in “Common stock” in the Consolidated Balance Sheets.

As part of the ASR, we simultaneously entered into a forward sale contract with the investment bank that was expected to mature in 52 trading days, or March 21, 2012. Under the terms of the forward sale contract, the investment bank was required to purchase, in the open market, 800,000 shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, were required to either pay cash or issue shares of our common stock to the investment bank if the investment bank’s weighted average purchase price, less a $.09 per share discount, was higher than the January 4, 2012 closing price. The investment bank was required to pay us either cash or shares of our common stock, at our option, if the investment bank’s weighted average price, less a $.09 per share discount, for the shares purchased was lower than the initial purchase closing price. At settlement on February 28, 2012, we received $.5 million from the investment bank and recorded this amount in “Stockholders’ equity” as an addition to “Common stock” in the Consolidated Balance Sheets. The $.5 million was the difference between the investment bank’s weighted average purchase price of $33.25 per share less a discount of $.09 per share for a settlement price of $33.16 per share and the initial purchase closing price of $33.77 per share multiplied by 800,000 shares. We had ASR transactions in 2011 and 2010 as presented in the table above with similar structures with the investment bank, which were accounted for in the same manner.

As of October 31, 2012, our shares of common stock were reserved for issuance as follows.

In thousands

ESPP	243
DRIP	754	*
ICP	1,146

Total	2,143

* On November 13, 2012, 754,000 shares of common stock under our 2009 Registration Statement for the DRIP that remained unsold at the termination of the offering have been removed from registration. On the same day, a Registration Statement was filed registering 2,250,000 shares of our common stock for issuance under the DRIP.

7. Financial Instruments and Related Fair Value

Derivative Assets and Liabilities under Master Netting Arrangements

We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts of our derivative instruments and the fair value of the right to reclaim cash collateral. We use long position gas purchase options to provide some level of protection for our customers in the event of significant commodity price increases. As of October 31, 2012 and 2011, we had long gas purchase options providing total coverage of 35.8 million dekatherms and 38.1 million dekatherms, respectively. The long gas purchase options held at October 31, 2012 are for the period from December 2012 through October 2013.

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

The following table sets forth, by level of the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2012 and 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the years ended October 31, 2012 and 2011.

Recurring Fair Value Measurements as of October 31, 2012

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value

Assets:
Derivatives held for distribution operations	$3,153	$-	$-	$3,153
Debt and equity securities held as trading securities:
Money markets	243	-	-	243
Mutual funds	2,045	-	-	2,045

Total fair value assets	$5,441	$-	$-	$5,441

Recurring Fair Value Measurements as of October 31, 2011

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value

Assets:
Derivatives held for distribution operations	$2,772	$-	$-	$2,772
Debt and equity securities held as trading securities:
Money markets	217	-	-	217
Mutual funds	1,274	-	-	1,274

Total fair value assets	$4,263	$-	$-	$4,263

Our utility segment derivative instruments are used in accordance with programs filed with or approved by the NCUC, the PSCSC and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net costs and the gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our PGA procedures. In accordance with accounting provisions for rate-regulated activities, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due to customers” in “Current Liabilities” or “Amounts due from customers” in “Current Assets” in the Consolidated Balance Sheets. These derivative instruments are exchange-traded derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1.

Trading securities include assets in rabbi trusts established for our deferred compensation plans and are included in “Marketable securities, at fair value” in “Noncurrent Assets” in the Consolidated Balance Sheets. Securities classified within Level 1 include funds held in money market and mutual funds which are highly liquid and are actively traded on the exchanges.

In developing the fair value of our long-term debt, we use a discounted cash flow technique, consistently applied, that incorporates a developed discount rate using long-term debt similarly rated by credit rating agencies combined with the U.S. Treasury bench mark with consideration given to maturities, redemption terms and credit ratings similar to our debt issuances. The carrying amount and fair value of our long-term debt, which is classified within Level 2, are shown below.

	Carrying
In thousands	Amount	Fair Value

As of October 31, 2012	$975,000	$1,163,227
As of October 31, 2011	675,000	831,323

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

The following table presents the fair value and balance sheet classification of our financial options for natural gas as of October 31, 2012 and 2011.

Fair Value of Derivative Instruments

In thousands	2012	2011

Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:

Asset Financial Instruments:
Current Assets - Gas purchase derivative assets (December 2012 - October 2013)	$3,153

Current Assets - Gas purchase derivative assets (December 2011 - October 2012)		$2,772

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

The following table presents the impact that financial instruments not designated as hedging instruments under derivative accounting standards would have had on the Consolidated Statements of Comprehensive Income for the twelve months ended October 31, 2012 and 2011, absent the regulatory treatment under our approved PGA procedures.

					Location of Loss
	Amount of Loss Recognized		Amount of Loss Deferred		Recognized through
In thousands	on Derivative Instruments		Under PGA Procedures		PGA Procedures

	Twelve Months Ended		Twelve Months Ended
	October 31		October 31
	2012	2011	2012	2011
Gas purchase options	$8	$10	$8	$10	Cost of Gas

In Tennessee, the cost of gas purchase options and all other costs related to hedging activities up to 1% of total annual gas costs are approved for recovery under the terms and conditions of our TIP approved by the TRA. In South Carolina, the costs of gas purchase options are subject to and approved for recovery under the terms and conditions of our gas hedging plan approved by the PSCSC. In North Carolina, the costs associated with our hedging program are treated as gas costs subject to an annual cost review proceeding by the NCUC.

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

Operating lease payments for the years ended October 31, 2012, 2011 and 2010 are as follows.

In thousands	2012	2011	2010

Operating lease payments (1)	$3,712	$4,496	$5,303

(1)	Operating lease payments do not include payments for common area maintenance, utilities or tax payments.

Future minimum lease obligations for the next five years ending October 31 and thereafter are as follows.

In thousands

2013	$4,265
2014	4,186
2015	3,984
2016	3,939
2017	3,739
Thereafter	31,895

Total	$52,008

Long-term contracts

We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. Costs arising from the gas supply commodity and capacity commitments, while significant, are pass-through costs to our customers and are generally fully recoverable through our PGA procedures and prudence reviews in North Carolina and South Carolina and under the TIP in Tennessee. The time periods for pipeline and storage capacity contracts are up to twenty years. The time periods for gas supply contracts are up to one year. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service are up to four years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles, equipment and contractors.

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

As of October 31, 2012, future unconditional purchase obligations for the next five years ending October 31 and thereafter are as follows.

	Pipeline and		Telecommunications
	Storage		and Information
In thousands	Capacity	Gas Supply	Technology	Other	Total

2013	$152,163	$6,149	$9,459	$28,798	$196,569
2014	140,767	-	8,513	-	149,280
2015	132,450	-	3,171	-	135,621
2016	76,007	-	560	-	76,567
2017	61,006	-	-	-	61,006
Thereafter	286,373	-	-	-	286,373

Total	$848,766	$6,149	$21,703	$28,798	$905,416

Legal

We have only routine litigation in the normal course of business. We do not expect any of these routine litigation matters to have a material effect on our financial position, results of operations or cash flows.

Letters of Credit

We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $3.6 million in letters of credit that were issued and outstanding at October 31, 2012. Additional information concerning letters of credit is included in Note 5 to the consolidated financial statements.

Environmental Matters

Our three regulatory commissions have authorized us to utilize deferral accounting in connection with environmental costs. Accordingly, we have established regulatory assets for actual environmental costs incurred and for estimated environmental liabilities recorded.

In October 2007, we entered into a settlement with a third-party with respect to nine manufactured gas plant (MGP) sites that we have owned, leased or operated that released us from any investigation and remediation liability. Although no such claims are pending or, to our knowledge, threatened, the settlement did not cover any third-party claims for personal injury, death, property damage and diminution of property value or natural resources.

In connection with the 2003 North Carolina Natural Gas Corporation (NCNG) acquisition, several MGP sites owned by NCNG were transferred to a wholly owned subsidiary of Progress Energy, Inc. (Progress), now a subsidiary of Duke Energy Corporation (DEC), prior to closing. Progress has complete responsibility for performing all of NCNG’s remediation obligations to conduct testing and clean-up at these sites, including both the costs of such testing and clean-up and the implementation of any affirmative remediation obligations that NCNG has related to the sites. Progress’ responsibility does not include any third-party claims for personal injury, death, property damage, and diminution of property value or natural resources. We know of no such pending or threatened claims.

There are four other MGP sites located in Hickory and Reidsville, North Carolina, Nashville, Tennessee and Anderson, South Carolina that we have owned, leased or operated and for which we have an investigation and remediation liability. In fiscal year 2012, we have performed soil remediation work at our Reidsville site. In July 2012, the North Carolina Department of Environment and Natural Resources (NCDENR) approved our proposed groundwater investigation work plan, which included installing five monitoring wells in September 2012. The water samples from these wells yielded uncontaminated groundwater. We will submit a no further action request to the NCDENR. We have incurred $.6 million of remediation costs at the Reidsville site through October 31, 2012.

As part of a voluntary agreement with the NCDENR, we conducted and completed soil remediation for the Hickory, North Carolina MGP site in 2010. A Phase II groundwater investigation was conducted in 2011. A groundwater remedial action plan was submitted and approved by NCDENR in 2012. We continue to conduct quarterly groundwater monitoring at this site in accordance with our site remediation plan. We have incurred $1.4 million of remediation costs at this site through October 31, 2012.

In November 2008, we submitted our final report of the remediation of the Nashville MGP holding tank site to the Tennessee Department of Environment and Conservation (TDEC). Remediation has been completed, and a final consent order imposing land usage restrictions on the property was approved and signed by the TDEC in June 2010. The final consent order required two years of semi-annual groundwater monitoring, which has been completed. We have incurred $1.5 million of remediation costs at this site through October 31, 2012.

During 2008, we became aware of and began investigating soil and groundwater molecular sieve contamination concerns at our Huntersville LNG facility. The molecular sieve and the related contaminated soil were removed and properly disposed, and in June 2010, we received a determination letter from the NCDENR that no further soil remediation would be required at the site for this issue. In September 2011, we received a letter from the NCDENR indicating their desire to enter into an Administrative Consent Order (ACO) addressing the remaining groundwater issues at the site. On April 11, 2012, we entered into a no admit/no deny ACO that imposed a fine of $40,000, unpaid annual fees totaling $18,000 and $1,860 for investigative and administrative costs. As part of the ACO, we are required to develop a site assessment plan to determine the extent of the groundwater contamination related to the sieve burial, a groundwater remediation strategy and a groundwater and surface water site-wide monitoring program. Upon acceptance by the NCDENR of the groundwater remediation plan, we will then be required to develop a program for implementation of the plan within thirty days. Site assessment activities began in July 2012 for the groundwater remediation at this site.

The Huntersville LNG facility was originally coated with lead-based paint. As a precautionary measure to ensure that no lead contamination occurs, removal of lead-based paint from the site was initiated in spring 2010. The last phase of the lead-based paint removal began in July 2012 on the LNG tank and rafters in a nearby building and will continue into fiscal 2013. We have incurred $3.9 million of remediation costs through October 31, 2012 for all issues at the Huntersville LNG plant site. Once the lead-based paint is removed at our Huntersville LNG facility, we expect there will be no potential environmental or employee exposures.

Our Nashville LNG facility was also originally coated with lead-based paint. We completed the remediation of the facility in May 2012 and incurred $.5 million of remediation costs.

We are transitioning away from owning and maintaining our own petroleum underground storage tanks (USTs). Our Charlotte, North Carolina resource center continues to operate USTs. During 2011, our Greenville, South Carolina and Greensboro and Salisbury, North Carolina resource centers had their tanks removed, and we do not anticipate significant environmental remediation with respect to the removal process. The South Carolina Department of Health and Environmental Control (SCDHEC) requested that we conduct an initial groundwater assessment at our Greenville, South Carolina site to determine its current groundwater quality condition. This assessment was conducted in August 2012, and in November 2012, we received a determination letter from the SCDHEC that no further groundwater remediation would be required at the site for this issue.

In July 2005, we were notified by the NCDENR that we were named as a potentially responsible party for alleged environmental issues associated with a propane UST site in Clemmons, North Carolina. We owned and operated this site from March 1986 until June 1988 in connection with a non-utility venture. There have been at least four owners of the site. We contend that we contractually transferred any and all clean-up costs to the new owner of the site when we sold this venture in June 1988. However, the owners that purchased the property contend that we only transferred the clean-up costs associated with the gasoline pumps and not the USTs. It is unclear of the outcome of this case and how many of the former owners may ultimately be held liable for this site. Based on the uncertainty of the ultimate liability, we established an immaterial non-regulated environmental liability for one-fourth of the estimated cost to remediate the site.

One of our resource centers has coatings containing asbestos on some of their pipelines. We have educated our employees on the hazards of asbestos and implemented procedures for removing these coatings from our pipelines when we must excavate and expose portions of the pipeline, which generally occur only in small increments.

For all the matters discussed above, as of October 31, 2012, our estimated undiscounted environmental liability totaled $2.1 million, and consisted of $1.1 million for the MGP sites for which we retain remediation responsibility, $.4 million for the LNG facilities, $.3 million for the groundwater remediation at the Huntersville LNG site and $.3 million for USTs not yet remediated. The costs we reasonably expect to incur are estimated using assumptions based on actual costs incurred, the timing of future payments and inflation factors, among others.

As of October 31, 2012, our regulatory assets for unamortized environmental costs in our three state territory totaled $10.2 million. We received approval from the TRA to recover $2 million of our deferred Tennessee environmental costs over an eight year period, pursuant to the recent general rate case proceeding in Tennessee. We will seek recovery of the remaining balance in future rate proceedings.

Further evaluation of the MGP, LNG and UST sites and removal of lead-based paint at our LNG site could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

9. Employee Benefit Plans

Under accounting guidance, we are required to recognize all obligations related to defined benefit pension and other postretirement employee benefits (OPEB) plans and quantify the plans’ funded status as an asset or liability on the Consolidated Balance Sheets. In accordance with accounting guidance, we measure the plans’ assets and obligations that determine our funded status as of the end of our fiscal year, October 31. We are required to recognize as a component of OCI the changes in the funded status that occurred during the year that are not recognized as part of net periodic benefit cost; however, in 2006, we obtained regulatory treatment from the NCUC, the PSCSC and the TRA to record the amount that would have been recorded in accumulated OCI as a regulatory asset or liability as the future recovery of pension and OPEB costs is probable. To date, our regulators have allowed future recovery of our pension and OBEB costs. For the impact of this regulatory treatment, see the following table of actuarial plan information that specifies the amounts not yet recognized as a component of cost and recognized as a regulatory asset or liability. Our plans’ assets are required to be accounted for at fair value.

Pension Benefits

We have a noncontributory, tax-qualified defined benefit pension plan (qualified pension plan) for our eligible employees. A defined benefit plan specifies the amount of benefit that an eligible participant eventually will receive upon retirement using information about that participant. An employee became eligible on the January 1 or July 1 following either the date on which he or she attained age 30 or attained age 21 and completed 1,000 hours of service during the 12-month period commencing on the employment date. Plan benefits are generally based on credited years of service and the level of compensation during the five consecutive years of the last ten years prior to retirement or termination during which the participant received the highest compensation. Our policy is to fund the plan in an amount not in excess of the amount that is deductible for income tax purposes. The qualified pension plan is closed to employees hired after December 31, 2007. Employees hired prior to January 1, 2008 continue to participate in the qualified pension plan. Employees are vested after five years of service and can be credited with up to a total of 35 years of service. When a vested employee leaves the company, his benefit payment will be calculated as the greater of the accrued benefit as of December 31, 2007 under a specific formula plus the accrued benefit calculated under a second formula for years of service after December 31, 2007, or the benefit for all years of service up to 35 years under the second formula.

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

The qualified pension plan maintains a 45% target allocation to fixed income securities, including U.S. treasuries, corporate bonds, high yield bonds, asset-backed securities and derivatives. The derivatives in the fixed income portfolio are fully collateralized. The investment guidelines limit liabilities created with derivatives in the fixed income portfolio to cash equivalents plus 10% of the portfolio’s market value. The aggregate risk exposure of the plan can be no greater than that which could be achieved without using derivatives. The qualified pension plan maintains a 35% target allocation to equities, including exposure to large cap growth, large cap value and small cap domestic equity securities, as well as exposure to international equity. There is a 5% target allocation to real estate in a diversified global real estate investment trust (REIT) fund. The remaining 15% target allocation is for investments in other types of funds, including commodities, hedge funds and private equity funds that follow several diversified strategies.

Employees hired or rehired after December 31, 2007 (or December 31, 2008 for employees covered by the bargaining unit contract in Nashville, Tennessee) cannot participate in the qualified pension plan but are participants in the Money Purchase Pension (MPP) plan, a defined contribution pension plan that allows the employee to direct the investments and assume the risk of investment returns. A defined contribution plan specifies the amount of the employer’s annual contribution to individual participant accounts established for the retirement benefit. Eligible employees who have completed 30 days of continuous service and have attained age 18 are eligible to participate. Under the MPP plan, we annually deposit a percentage of each participant’s pay into an account of the MPP plan. This contribution equals 4% of the participant’s compensation plus an additional 4% of compensation above the social security wage base up to the Internal Revenue Service (IRS) compensation limit. The participant is vested in this plan after three years of service. During the year ended October 31, 2012, we contributed $.5 million to the MPP plan.

OPEB Plan

We provide certain postretirement health care and life insurance benefits to eligible retirees. The liability associated with such benefits is funded in irrevocable trust funds that can only be used to pay the benefits. Employees are first eligible to retire and receive these benefits at age 55 with ten or more years of service after the age of 45. Employees who met this requirement in 1993 or who retired prior to 1993 are in a “grandfathered” group for whom we pay the full cost of the retiree’s coverage. Retirees not in the grandfathered group have a portion of the cost of retiree coverage paid by us, subject to certain annual contribution limits. Retirees are responsible for the full cost of dependent coverage. Effective January 1, 2008 (January 1, 2009 for new employees covered under the bargaining unit contract in Nashville, Tennessee), new employees have to complete ten years of service after age 50 to be eligible for benefits, and no benefits are provided to those employees after age 65 when they are automatically eligible for Medicare benefits to cover health costs. Our OPEB plan includes a defined dollar benefit to pay the premiums for Medicare Part D. Employees who meet the eligibility requirements to retire also receive a life insurance benefit. For employees who retire after July 1, 2005, this benefit is $15,000. The life insurance amount for employees who retired prior to this date was calculated as a percentage of their basic life insurance prior to retirement.

OPEB plan assets are comprised of mutual funds within a 401(h) and Voluntary Employees’ Beneficiary Association trusts. The investment philosophy is similar to the qualified pension plan as discussed above. We target an OPEB allocation of 45% to fixed income securities, including U.S. treasuries, corporate bonds, high yield bonds and asset-backed securities. The OPEB plan maintains a 47% target allocation to equities, which includes exposure to large cap growth, large cap value and small cap domestic equity, as well as exposure to international equity. The OPEB plan maintains a 5% target allocation to real estate in a diversified global REIT fund and a 3% target allocation to cash. We do not have a concentration of assets in a single entity, industry, country, commodity or class of investment fund.

Supplemental Executive Retirement Plans

We have pension liabilities related to supplemental executive retirement plans (SERPs) for certain former employees, non-employee directors or surviving spouses. There are no assets related to these SERPs, and no additional benefits accrue to the participants. Payments to the participants are made from operating funds during the year. Actuarial information for these nonqualified plans is presented below.

We have a non-qualified defined contribution restoration plan (DCR plan) for certain Company officers where benefits payable under the plan are informally funded through a rabbi trust with a bank as the trustee. We contribute 13% of the total cash compensation (base salary, short-term incentive and MVP incentive) that exceeds the IRS compensation limit to the DCR plan account of each covered executive. Participants may not contribute to the DCR plan. Vesting under the DCR plan is five-year cliff vesting, including service prior to adoption of the plan on January 1, 2009, of annual company contributions, and prospective five-year cliff vesting for the one-time opening balances of four Vice Presidents to compensate them for the loss of future benefits under this DCR plan as compared with a terminated SERP. If the officer severs employment before the expiration of the relevant five-year period, he or she receives nothing from that portion of the DCR plan. Participants in the DCR plan may provide instructions to us for the deemed investment of their plan accounts. Distribution will occur upon separation of service or death of the participant.

We have a voluntary deferred compensation plan for the benefit of all director-level employees and officers, where we make no contributions to this plan. Benefits under this plan, known as the Voluntary Deferral Plan, are also informally funded through a rabbi trust with a bank as the trustee. Participants may defer up to 50% of base salary with elections made by December 31 prior to the upcoming calendar year, and up to 95% of annual incentive pay with elections made by April 30. Vesting is immediate and deferrals are held in the rabbi trust. Participants may provide instructions to us for the deemed investment of their plan accounts. Distributions can be made from the Voluntary Deferral Plan on a specified date that is at least two years from the date of deferral, on separation of service or upon death.

The funding to the DCR plan accounts for the years ended October 31, 2012 and 2011, and the amounts recorded as liabilities for these deferred compensation plans as of October 31, 2012 and 2011 are presented below.

In thousands	2012	2011

Funding	$422	$352
Liability:
Current	160	52
Noncurrent	2,412	1,766

We provide term life insurance policies for certain officers at the vice president level and above who were former participants in a terminated SERP; the level of the insurance benefit is dependent upon the level of the benefit provided under the terminated SERP. These life insurance policies are owned exclusively by each officer. Premiums on these policies are paid and expensed, as grossed up for taxes to the individual officer. We also provide a term life insurance benefit equal to $200,000 to all officers and director-level employees for which we bear the cost of the policies. The cost of these premiums is presented below.

In thousands	2012	2011	2010

Term life policies of certain officers at the vice president level and above	$43	$56	$57
Officers and director-level employees	25	24	24

Actuarial Plan Information

A reconciliation of changes in the plans’ benefit obligations and fair value of assets for the years ended October 31, 2012 and 2011, and a statement of the funded status and the amounts reflected in the Consolidated Balance Sheets for the years ended October 31, 2012 and 2011 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2012	2011	2012	2011	2012	2011

Accumulated benefit obligation at year end	$245,361	$205,159	$5,569	$5,219	N/A	N/A

Change in projected benefit obligation:
Obligation at beginning of year	$236,632	$211,003	$5,219	$5,039	$31,900	$31,919
Service cost	9,573	8,508	39	45	1,387	1,398
Interest cost	10,640	11,024	203	209	1,347	1,495
Plan amendments	-	-	-	290	-	-
Actuarial (gain) loss	54,852	16,896	629	130	2,630	(327)
Participant contributions	-	-	-	-	788	898
Administrative expenses	(420)	(391)	-	-	-	-
Benefit payments	(17,950)	(10,408)	(521)	(494)	(3,222)	(3,483)

Obligation at end of year	293,327	236,632	5,569	5,219	34,830	31,900

Change in fair value of plan assets:
Fair value at beginning of year	259,511	228,345	-	-	22,045	21,636
Actual return on plan assets	31,196	19,965	-	-	1,972	792
Employer contributions	-	22,000	521	494	2,080	2,202
Participant contributions	-	-	-	-	788	898
Administrative expenses	(420)	(391)	-	-	-	-
Benefit payments	(17,950)	(10,408)	(521)	(494)	(3,222)	(3,483)

Fair value at end of year	272,337	259,511	-	-	23,663	22,045

Funded status at year end - (under) over	$(20,990)	$22,879	$(5,569)	$(5,219)	$(11,167)	$(9,855)

Noncurrent assets	$-	$22,879	$-	$-	$-	$-
Current liabilities	-	-	(502)	(517)	-	-
Noncurrent liabilities	(20,990)	-	(5,067)	(4,702)	(11,167)	(9,855)

Net amount recognized	$(20,990)	$22,879	$(5,569)	$(5,219)	$(11,167)	$(9,855)

Amounts Not Yet Recognized as a Component of Cost and Recognized in a Deferred
Regulatory Account:
Unrecognized transition obligation	$-	$-	$-	$-	$(667)	$(1,334)
Unrecognized prior service (cost) credit	19,441	21,638	(277)	(358)	-	-
Unrecognized actuarial loss	(137,633)	(99,653)	(1,521)	(941)	(2,633)	(424)

Regulatory asset	(118,192)	(78,015)	(1,798)	(1,299)	(3,300)	(1,758)
Cumulative employer contributions in excess of cost	97,202	100,894	(3,771)	(3,920)	(7,867)	(8,097)

Net amount recognized	$(20,990)	$22,879	$(5,569)	$(5,219)	$(11,167)	$(9,855)

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

Net periodic benefit cost for the years ended October 31, 2012, 2011 and 2010 includes the following components.

	Qualified Pension			Nonqualified Pension			Other Benefits
In thousands	2012	2011	2010	2012	2011	2010	2012	2011	2010

Service cost	$9,573	$8,508	$8,069	$39	$45	$38	$1,387	$1,398	$1,337
Interest cost	10,640	11,024	10,898	203	209	243	1,347	1,495	1,906
Expected return on plan assets	(20,289)	(20,608)	(18,773)	-	-	-	(1,551)	(1,534)	(1,381)
Amortization of transition obligation	-	-	-	-	-	-	667	667	667
Amortization of prior service cost (credit)	(2,198)	(2,198)	(2,198)	81	20	20	-	-	-
Amortization of net loss	5,966	3,547	1,998	49	41	9	-	-	236

Net periodic benefit (income) cost	3,692	273	(6)	372	315	310	1,850	2,026	2,765

Other changes in plan assets and benefit obligation recognized through regulatory asset or liability:
Prior service cost	-	-	-	-	290	-	-	-	-
Net loss (gain)	43,945	17,539	(6,587)	629	130	420	2,209	415	(5,229)
Amounts recognized as a component of net periodic benefit cost:
Transition obligation	-	-	-	-	-	-	(667)	(667)	(667)
Amortization of net loss	(5,966)	(3,547)	(1,998)	(49)	(41)	(9)	-	-	(236)
Prior service (cost) credit	2,198	2,198	2,198	(81)	(20)	(20)	-	-	-

Total recognized in regulatory asset (liability)	40,177	16,190	(6,387)	499	359	391	1,542	(252)	(6,132)

Total recognized in net periodic benefit cost and regulatory asset (liability)	$43,869	$16,463	$(6,393)	$871	$674	$701	$3,392	$1,774	$(3,367)

The 2013 estimated amortization of the following items, which are recorded as a regulatory asset or liability instead of accumulated OCI discussed above, and expected refunds for our plans are as follows.

In thousands	Qualified Pension	Nonqualified Pension	Other Benefits

Amortization of transition obligation	$-	$-	$667
Amortization of unrecognized prior service cost (credit)	(2,198)	81	-
Amortization of unrecognized actuarial loss	10,982	161	-
Refunds expected	-	-	-

The discount rate has been separately determined for each plan by projecting the plan’s cash flows and developing a zero-coupon spot rate yield curve using non-arbitrage pricing and Moody’s Investors Service’s AA or better-rated non-callable bonds that produces similar results to a hypothetical bond portfolio. The discount rate can vary from plan year to plan year. As of October 31, 2012, the benchmark by plan was as follows.

Pension plan	3.51%
NCNG SERP	2.90%
Directors’ SERP	3.08%
Piedmont SERP	2.32%
OPEB	3.34%

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

We amortize unrecognized prior-service cost over the average remaining service period for active employees. We amortize the unrecognized transition obligation over the average remaining service period for active employees expected to receive benefits under the plan as of the date of transition. We amortize gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets over the average remaining service period for active employees. The amortization period used for the purposes mentioned above for the NCNG SERP and the Piedmont SERP is an expected future lifetime as there are no active members in these plans. The method of amortization in all cases is straight-line.

The weighted average assumptions used in the measurement of the benefit obligation as of October 31, 2012 and 2011 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
	2012	2011	2012	2011	2012	2011

Discount rate	3.51%	4.67%	2.95%	4.10%	3.34%	4.36%
Rate of compensation increase	3.76%	3.78%	N/A	N/A	N/A	N/A

The weighted average assumptions used to determine the net periodic benefit cost as of October 31, 2012, 2011 and 2010 are presented below.

	Qualified Pension			Nonqualified Pension
	2012	2011	2010	2012	2011	2010

Discount rate	4.67%	5.47%	5.99%	4.10%	4.37%	5.28%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	3.78%	3.87%	3.92%	N/A	N/A	N/A

	Other Benefits
	2012	2011	2010
Discount rate	4.36%	4.85%	5.58%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

We anticipate that we will contribute the following amounts to our plans in 2013.

In thousands

Qualified pension plan	$20,000
Nonqualified pension plans	502
MPP plan	695
OPEB plan	1,500

The Pension Protection Act of 2006 (PPA) specified funding requirements for single employer defined benefit pension plans. The PPA established a 100% funding target for plan years beginning after December 31, 2007, and we are in compliance.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the next ten years ending October 31 as follows.

	Qualified	Nonqualified	Other
In thousands	Pension	Pension	Benefits

2013	$25,080	$502	$2,002
2014	15,035	476	2,129
2015	15,325	484	2,209
2016	15,099	456	2,261
2017	16,101	430	2,354
2018 - 2022	101,130	1,988	12,861

The assumed health care cost trend rates used in measuring the accumulated OPEB obligation for the medical plans for all participants as of October 31, 2012 and 2011 are presented below.

	2012	2011

Health care cost trend rate assumed for next year	7.50%	7.70%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027

The health care cost trend rate assumptions could have a significant effect on the amounts reported. A change of 1% would have the following effects.

In thousands	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost for the year ended October 31, 2012	$33	$(34)
Effect on the health care cost component of the accumulated postretirement benefit obligation as of October 31, 2012	677	(701)

Fair Value Measurements

Mutual funds are valued at the quoted NAV per share, which is computed as of the close of business on our balance sheet date. Mutual funds with a publicly quoted NAV per share are classified as Level 1; mutual funds with a NAV per share that is not publicly available are classified as Level 2.

Following is a description of the valuation methodologies used for assets measured at fair value in our qualified pension plan.

Cash and cash equivalents – These are Level 1 assets valued at face value as they are primarily cash or cash equivalents. The assets that are Level 2 assets have been valued at the market value of the shares held by the plan at the valuation date for a money market mutual fund.

U.S. treasuries – These are Level 2 assets whose values are based on observable market information including quotes from a quotation reporting system, established market makers or pricing services. This asset class includes long duration fixed income investments.

Long duration bonds – These are Level 2 assets in an actively managed private series long duration fixed income fund valued using pricing models that consider various observable inputs, such as benchmark yields, reported trades, broker quotes and issuer spreads.

Corporate bonds, collateralized mortgage obligations, municipals – These are Level 2 assets valued based on primarily observable market information or broker quotes on a non-active market. This class includes long duration fixed income investments.

High yield bonds – These are Level 1 assets valued at the quoted NAV of high yield fixed income mutual fund shares.

Derivatives – The Level 1 assets were valued using a compilation of observable market information on an active market. The Level 2 assets were valued using broker quotes on a non-active market.

Large cap core index – These are Level 1 assets valued at the quoted NAV of the low-cost equity index mutual fund that tracks the Standard & Poor’s 500 Stock Index (S&P 500 Index).

Large cap value and small cap value – These are Level 1 assets valued at the market price of the active market on which the individual security is traded.

Large cap growth, international value and global REIT – These are Level 1 assets valued at the quoted NAV of mutual fund shares in managed equity funds.

Common trust fund - International growth – These are Level 2 assets held in a common trust fund in which we own an interest and valued at the NAV of the funds as traded on international exchanges. Currently there are no restrictions on redemptions for the fund.

Hedge fund of funds – This is a Level 2 asset with the value of our investment based on the estimated fair value of the underlying holdings in the portfolio at a NAV. These investments are across a variety of markets through investment funds or managed accounts that invest in equities, equity-related instruments, fixed income and other debt-related instruments. Currently there are no restrictions on redemptions for the fund.

Private equity fund of funds – This is a Level 3 asset invested in hedge fund of funds valued based on a quarterly compilation of the financial statements from the underlying partnerships in which the fund invests. There are currently redemption restrictions for this fund. The target allocation for this investment is 5% but is still being funded through capital calls; $8.5 million of the original $12 million subscription remains unfunded. Until a 5% allocation can be achieved, the balance of the 5% allocation is invested in a low-cost equity index fund that tracks the S&P 500 Index. Our investment is in various funds that invests in North American companies; allocate capital to private equity funds; invest in venture capital partnerships; and private equity partnerships in emerging markets.

Commodities fund of funds – This is a Level 2 asset with the value of our investment based on the estimated fair value of the various holdings in the portfolio as reported in the financial statements at a NAV. Currently there are no restrictions on redemptions for the fund. These investments are in commodities fund of funds that are actively managed through a well-diversified group of underlying managers.

As stated above, some of our investments for the qualified pension plan have redemption limitations, restrictions and notice requirements which are further explained below.

	Redemption		Redemptions Notice
Investment	Frequency	Other Redemption Restrictions	Period

Common trust fund - International growth	Monthly	None	30 days

Hedge fund of funds	Quarterly

Redeemed in whole or part but not less than the minimum redemption amount for each currency. Redemption within one year of purchase is subject to 1.5% redemption fee. Redeemed on “first in first out” basis. None of our investment is subject to the redemption fee. Fund’s Board of Directors may limit or suspend share redemptions until a further notification ending suspension. No such notification has been received as of October 31, 2012.

65 days

Private equity fund of funds	Limited	Investors have only very limited withdrawal rights for specific legal or regulatory reasons. Any transfer of interest will be subject to approval.	(1)

Commodities fund of funds	Monthly

Redemption within one year of purchase is subject to 1% redemption fee. None of our investment is subject to the redemption fee. If 95% or more of the balance is requested, 95% of the balance will be paid within 30 days. Any outstanding balance or interest owed will be paid after the annual audit is complete.

35 days

(1) The investment cannot be redeemed. We receive distributions only through the liquidation of the underlying assets. The assets are expected to be liquidated over the next 10 to 12 years.

The qualified pension plan’s asset allocations by level within the fair value hierarchy at October 31, 2012 and 2011 are presented below. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For further information on a description of the fair value hierarchy, see “Fair Value Measurements” in Note 1 to the consolidated financial statements.

	Qualified Pension Plan as of October 31, 2012
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying	% of
In thousands	(Level 1)	(Level 2)	(Level 3)	Value	Total

Cash and cash equivalents	$5,346	$-	$-	$5,346	2%

Fixed Income Securities:					45%

U.S. treasuries	-	17,544	-	17,544	6%
Long duration bonds	-	63,565	-	63,565	23%
Corporate bonds	-	26,368	-	26,368	10%
High yield bonds	13,777	-	-	13,777	5%
Collateralized mortgage obligations	-	1,513	-	1,513	1%
Municipals	-	345	-	345	-%
Derivatives	(3)	(86)	-	(89)	-%

Equity Securities:					36%

Large cap core index	10,260	-	-	10,260	4%
Large cap value	10,427	-	-	10,427	4%
Large cap growth	15,252	-	-	15,252	6%
Small cap value	26,335	-	-	26,335	10%
International value	14,376	-	-	14,376	5%
Common trust fund - International growth	-	18,678	-	18,678	7%

Real Estate:					6%

Global REIT	16,252	-	-	16,252	6%

Other Investments:					11%

Hedge fund of funds	-	16,995	-	16,995	6%
Private equity fund of funds	-	-	3,522	3,522	1%
Commodities fund of funds	-	11,871	-	11,871	4%

Total assets at fair value	$112,022	$156,793	$3,522	$272,337	100%

Percent of fair value hierarchy	41%	58%	1%	100%

	Qualified Pension Plan as of October 31, 2011
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying	% of
In thousands	(Level 1)	(Level 2)	(Level 3)	Value	Total

Cash and cash equivalents	$5,891	$2	$-	$5,893	2%

Fixed Income Securities:					45%

U.S. treasuries	-	11,109	-	11,109	4%
Long duration bonds	66,824	-	-	66,824	26%
Corporate bonds	-	24,383	-	24,383	9%
High yield bonds	12,504	-	-	12,504	5%
Collateralized mortgage obligations	-	1,448	-	1,448	1%
Municipals	-	324	-	324	-%
Derivatives	(25)	437	-	412	-%

Equity Securities:					35%

Large cap core index	11,206	-	-	11,206	4%
Large cap value	8,623	-	-	8,623	3%
Large cap growth	15,897	-	-	15,897	6%
Small cap value	23,827	-	-	23,827	9%
International value	13,770	-	-	13,770	6%
Common trust fund - International growth	18,057	-	-	18,057	7%

Real Estate:					6%

Global REIT	14,909	-	-	14,909	6%

Other Investments:					12%

Hedge fund of funds	-	10,089	6,207	16,296	6%
Private equity fund of funds	-	-	1,925	1,925	1%
Commodities fund of funds	-	3,632	8,472	12,104	5%

Total assets at fair value	$191,483	$51,424	$16,604	$259,511	100%

Percent of fair value hierarchy	74%	20%	6%	100%

During the period, we transferred amounts from Level 3 to Level 2 for our investments in the hedge fund of funds and the commodities fund of funds because inputs became more observable. Long duration bonds and the common trust fund – international growth investments were classified as Level 1 assets as of October 31, 2011 and as Level 2 assets at October 31, 2012 due to changes in observable inputs. The following is a reconciliation of the assets in the qualified pension plan that are classified as Level 3 in the fair value hierarchy.

	Hedge Fund	Private Equity Fund	Commodities
In thousands	of Funds	of Funds	Fund of Funds	Total

Balance, October 31, 2010	$5,196	$580	$-	$5,776
Actual return on plan assets:
Relating to assets still held at the reporting date	(1,236)	66	(488)	(1,658)
Relating to assets sold during the period	-	-	-	-
Purchases, sales and settlements (net)	2,247	1,279	8,960	12,486
Transfer in/out of Level 3	-	-	-	-

Balance, October 31, 2011	6,207	1,925	8,472	16,604
Actual return on plan assets:
Relating to assets still held at the reporting date	-	13	-	13
Relating to assets sold during the period	-	145	-	145
Purchases, sales and settlements (net)	-	1,439	-	1,439
Transfer in/out of Level 3	(6,207)	-	(8,472)	(14,679)

Balance, October 31, 2012	$-	$3,522	$-	$3,522

During the year, the qualified pension plan raises cash from various plan assets in order to fund periodic and lump sum benefit payments. Cash is raised as needed primarily from investments that have exceeded their target allocation and is dependent upon the number of retirees seeking lump sum distributions.

There are significant unobservable inputs used in the fair value measurements of our investment in the private equity fund of funds’ limited partnerships. We are subject to the business risks inherent in the markets in which the partnerships are invested. The success or failure of the underlying businesses of the various partnerships that have been funded would result in a higher or lower fair value measurement.

Following is a description of the valuation methodologies used for assets measured at fair value in our OPEB plan with all of the OPEB plan’s assets invested in mutual funds.

Cash and cash equivalents – These are Level 1 assets having maturities of three months or less when purchased and are considered to be cash equivalents.

U.S. treasuries – These are Level 1 assets in an actively managed mutual fund measured at NAV.

Corporate bonds – These are Level 1 assets valued at the quoted NAV of mutual fund investments that are primarily invested in investment grade securities that mature within ten years. The OPEB plan maintains a 5% target allocation to a high yield bond fund.

Large cap value, large cap growth, small cap growth, small cap value – These are Level 1 assets valued at the quoted NAV as invested in mutual funds that invest by a specific style.

Large cap index – These are Level 1 assets valued at the NAV as invested in a low-cost equity index mutual fund that tracks the S&P 500 Index.

International blend – These are Level 1 assets valued at the quoted NAV of mutual fund shares in managed global equity funds outside of the United States whose styles include both growth and value investments.

Global REIT – These are Level 1 assets valued at the quoted NAV of mutual fund shares in a managed equity fund that invests globally but primarily in the United States.

The OPEB plan’s asset allocations by level within the fair value hierarchy at October 31, 2012 and 2011 are presented below. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For further information on a description of the fair value hierarchy, see “Fair Value Measurements” in Note 1 to the consolidated financial statements.

	Other Benefits as of October 31, 2012
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying	% of
In thousands	(Level 1)	(Level 2)	(Level 3)	Value	Total

Cash and cash equivalents	$926	$-	$-	$926	4%

Fixed Income Securities:					46%

U.S. treasuries	2,345	-	-	2,345	10%
Corporate bonds / Asset-backed securities	8,474	-	-	8,474	36%

Equity Securities:					45%

Large cap value	1,221	-	-	1,221	5%
Large cap growth	1,149	-	-	1,149	5%
Small cap value	1,177	-	-	1,177	5%
Small cap growth	1,155	-	-	1,155	5%
Large cap index	2,148	-	-	2,148	9%
International blend	3,907	-	-	3,907	16%

Real Estate:					5%

Global REIT	1,161	-	-	1,161	5%

Total assets at fair value	$23,663	$-	$-	$23,663	100%

Percent of fair value hierarchy	100%	-%	-%	100%

	Other Benefits as of October 31, 2011
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying	% of
In thousands	(Level 1)	(Level 2)	(Level 3)	Value	Total

Cash and cash equivalents	$1,011	$-	$-	$1,011	5%

Fixed Income Securities:					45%

U.S. treasuries	2,162	-	-	2,162	10%
Corporate bonds / Asset-backed securities	7,790	-	-	7,790	35%

Equity Securities:					45%

Large cap value	1,108	-	-	1,108	5%
Large cap growth	1,107	-	-	1,107	5%
Small cap value	1,092	-	-	1,092	5%
Small cap growth	1,131	-	-	1,131	5%
Large cap index	1,996	-	-	1,996	9%
International blend	3,557	-	-	3,557	16%

Real Estate:					5%

Global REIT	1,091	-	-	1,091	5%

Total assets at fair value	$22,045	$-	$-	$22,045	100%

Percent of fair value hierarchy	100%	-%	-%	100%

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

Employees receive a company match of 100% up to the first 5% of eligible pay contributed. Employees may contribute up to 50% of eligible pay to the 401(k) on a pre-tax basis, up to the Tax Code annual contribution and compensation limits. We automatically enroll all eligible non-participating employees in the 401(k) plan at a 2% contribution rate unless the employee chooses not to participate by notifying our record keeper. For employees who are automatically enrolled in the 401(k) plan, we automatically increase their contributions by 1% each year to a maximum of 5% unless the employee chooses to opt out of the automatic increase by contacting our record keeper. If the employee does not make an investment election, employee contributions and matches are automatically invested in a diversified portfolio of stocks and bonds. Participants may direct up to 20% of their contributions and company matching contributions as an investment in the Piedmont Stock Fund. Employees may change their contribution rate and investments at any time. For the years ended October 31, 2012, 2011 and 2010, we made matching contributions to participant accounts as follows.

In thousands	2012	2011	2010

401(k) matching contributions	$5,400	$5,203	$5,269

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

10. Employee Share-Based Plans

Under our shareholder approved ICP, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year incentive plan performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the years ended October 31, 2012, 2011 and 2010, we recorded compensation expense, and as of October 31, 2012 and 2011, we have accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

We have three awards under approved incentive compensation plans with three-year performance periods ending October 31, 2012, October 31, 2013 and October 31, 2014. 50% of the units awarded will be based on achievement of a target annual compounded increase in basic EPS. For this 50% portion, an EPS performance of 80% of target will result in an 80% payout, an EPS performance of 100% of target will result in a 100% payout and an EPS performance of 120% of target will result in a maximum 120% payout, and EPS performance levels between these levels will be subject to mathematical interpolation. EPS performance below 80% of target will result in no payout of this portion. The other 50% of the units awarded will be based on the achievement of total annual shareholder return (increase in our common stock price plus dividends reinvested over the specified period of time) in comparison to a peer group which consists of natural gas companies. The total shareholder return performance measure will be our percentile ranking in relationship to the peer group. For this 50% portion, a ranking below the 25th percentile will result in no payout, a ranking between the 25th and 39th percentile will result in an 80% payout, a ranking between the 40th and 49th percentile will result in a 90% payout, a ranking between the 50th and 74th percentile will result in a 100% payout, a ranking between the 75th and 89th percentile will result in a 110% payout, and a ranking at or above the 90th percentile will result in a maximum 120% payout.

In December 2010, a long-term retention stock unit award under the ICP (where a stock unit equals one share of our common stock upon vesting) was approved for eligible officers and other participants to support our succession planning and retention strategies. This retention stock unit award will vest for participants who have met the retention requirements at the end of a three-year period ending in December 2013 in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. The Compensation Committee of our Board of Directors has the discretion to accelerate the vesting of all or a portion of a participant’s units. For the twelve months ended October 31, 2012 and 2011, we recorded compensation expense, and as of October 31, 2012 and 2011, we have accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

Also under our approved ICP, 64,700 unvested retention stock units were granted to our President and Chief Executive Officer in December 2011. During the five-year vesting period, any dividend equivalents will accrue on these stock units and be converted into additional units at the same rate and based on the closing price on the same payment date as dividends on our common stock. The stock units will vest, payable in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation, over a five-year period only if he is an employee on each vesting date. In accordance with the vesting schedule, 20% of the units vest on December 15, 2014, 30% of the units vest on December 15, 2015 and 50% of the units vest on December 15, 2016. For the twelve months ended October 31, 2012, we recorded compensation expense, and as of October 31, 2012, we have accrued a liability for this award based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

At the time of distribution of awards under the ICP, the number of shares issuable is reduced by the withholdings for payment of applicable income taxes for each participant. The participant may elect income tax withholdings at or above the minimum statutory withholding requirements. The maximum withholdings allowed is 50%. To date, shares withheld for payment of applicable income taxes have been immaterial. We present these net shares issued in the Consolidated Statements of Stockholders’ Equity.

The compensation expense related to the incentive compensation plans for the years ended October 31, 2012, 2011 and 2010, and the amounts recorded as liabilities as of October 31, 2012 and 2011 are presented below.

In thousands	2012	2011	2010

Compensation expense	$5,730	$2,604	$6,118
Tax benefit	2,080	673	1,756
Liability	10,631	5,015

Based on current accrual assumptions as of October 31, 2012, the expected payout for the approved incentive compensation plans will occur in the following fiscal years.

In thousands	2013	2014	2015	2016	2017

Amount of payout	$3,842	$4,471	$1,990	$141	$187

On a quarterly basis, we issue shares of common stock under the ESPP and have accounted for the issuance as an equity transaction. The exercise price is calculated as 95% of the fair market value on the purchase date of each quarter where fair market value is determined by calculating the mean average of the high and low trading prices on the purchase date.

11. Income Taxes

The components of income tax expense for the years ended October 31, 2012, 2011 and 2010 are presented below.

	2012		2011		2010
In thousands	Federal	State	Federal	State	Federal	State

Charged (Credited) to operating income:
Current	$(29,062)	$1,857	$(11,403)	$4,209	$18,133	$3,928
Deferred	86,496	10,144	64,806	6,597	33,432	6,866
Tax Credits:
Utilization	-	-	184	-	105	-
Amortization	(334)	-	(325)	-	(382)	-

Total	57,100	12,001	53,262	10,806	51,288	10,794

Charged (Credited) to other income (expense):
Current	5,636	1,027	3,263	(36)	22,519	3,755
Deferred	2,214	239	4,167	824	2,963	557

Total	7,850	1,266	7,430	788	25,482	4,312

Total	$64,950	$13,267	$60,692	$11,594	$76,770	$15,106

A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 2012, 2011 and 2010 is presented below.

In thousands	2012	2011	2010
Federal taxes at 35%	$69,322	$65,049	$81,841
State income taxes, net of federal benefit	8,624	7,536	9,819
Amortization of investment tax credits	(334)	(325)	(382)
Other, net	605	26	598

Total	$78,217	$72,286	$91,876

As of October 31, 2012 and 2011, deferred income taxes consisted of the following temporary differences.

In thousands	2012	2011

Deferred tax assets:
Benefit of loss carryforwards	$3,092	$2,474
Employee benefits and compensation	22,286	10,267
Revenue requirement	10,148	10,306
Utility plant	11,285	10,799
Other	9,173	6,043

Total deferred tax assets	55,984	39,889
Valuation Allowance	(505)	(505)

Total deferred tax assets, net	55,479	39,384

Deferred tax liabilities:
Utility plant	523,232	437,388
Revenues and cost of gas	26,816	6,896
Equity method investments	34,092	32,296
Deferred costs	73,744	55,142
Other	8,348	18,830

Total deferred tax liabilities	666,232	550,552

Net deferred income tax liabilities	$610,753	$511,168

As of October 31, 2012 and 2011, total net deferred income tax assets were net of a valuation allowance to reduce amounts to the amounts that we believe will be more likely than not realized. We and our wholly owned subsidiaries file a consolidated federal income tax return and various state income tax returns. As of October 31, 2012 and 2011, we had federal net operating loss carryforwards of $5.9 million and $6.2 million, respectively, which expire from 2021 through 2025. As of October 31, 2012, we had federal charitable contribution carryforwards of $2.3 million, which expire from 2016 through 2017. As of October 31, 2012 and 2011, we had state net operating loss carryforwards of $6.8 million and $7 million, respectively, which expire from 2020 through 2027. We may use the loss carryforwards to offset taxable income. The federal net operating loss carryforwards are subject to an annual limitation of $.3 million.

We are no longer subject to federal income tax examinations for tax years ending before and including October 31, 2008, and with few exceptions, state income tax examinations by tax authorities for years ended before and including October 31, 2008.

A reconciliation of changes in the deferred tax valuation allowance for the years ended October 31, 2012, 2011 and 2010 is presented below.

In thousands	2012	2011	2010

Balance at beginning of year	$505	$1,324	$1,400
Credited to income tax expense	-	(819)	(76)

Balance at end of year	$505	$505	$1,324

There were no unrecognized tax benefits for the years ended October 31, 2012 and 2011.

12. Equity Method Investments

The consolidated financial statements include the accounts of wholly owned subsidiaries whose investments in joint venture, energy-related businesses are accounted for under the equity method. Our ownership interest in each entity is included in “Equity method investments in non-utility activities” in “Noncurrent Assets” in the Consolidated Balance Sheets. Earnings or losses from equity method investments are included in “Income from equity method investments” in “Other Income (Expense)” in the Consolidated Statements of Comprehensive Income.

As of October 31, 2012, there were no amounts that represented undistributed earnings of our 50% or less owned equity method investments in our retained earnings.

Cardinal Pipeline Company, L.L.C.

We own 21.49% of the membership interests in Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company. The other members are subsidiaries of The Williams Companies, Inc., and SCANA Corporation. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. Cardinal has firm, long-term service agreements with local distribution companies for 100% of the firm transportation capacity on the pipeline. Cardinal is dependent on the Williams-Transco pipeline system to deliver gas into its system for service to its customers. Cardinal’s long-term debt is nonrecourse to the members and is secured by Cardinal’s assets and by each member’s equity investment in Cardinal.

In October 2009, we reached an agreement with Progress Energy Carolinas, Inc. (PEC), now a subsidiary of DEC, to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site. To provide that delivery service, we executed an agreement with Cardinal, which was approved by the NCUC in May 2010, to expand our firm capacity requirement on Cardinal to serve PEC. This required Cardinal to invest in a new compressor station and expanded meter stations in order to increase the capacity of its system for us and another customer. As an equity member of Cardinal, we made capital contributions related to this system expansion from January 2011 through June 2012. As of October 31, 2012, our 2012 fiscal year contributions related to this expansion were $3.6 million, and our total contributions related to this expansion were $9.8 million. Cardinal’s expansion service for the project was placed into service on June 1, 2012.

Our natural gas delivery service for PEC’s Wayne County generation project was placed into service on June 1, 2012. The charges we incur as transportation costs from Cardinal are passed through to PEC under the terms of our natural gas delivery service agreement with PEC. Our service subscription to Cardinal’s capacity following the system expansion increased from approximately 37% to approximately 53%. Subsequent to the project being placed into service, members’ capital was replaced with $45 million of long-term debt issued by Cardinal on June 22, 2012, and we received a distribution of $5.4 million as a partial return of our capital contributions.

Cardinal enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. Our share of movements in the market value of these agreements are recorded as a hedge in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Consolidated Balance Sheets.

We have related party transactions as a transportation customer of Cardinal, and we record the transportation costs charged by Cardinal in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For each of the years ended October 31, 2012, 2011 and 2010, these transportation costs and the amounts we owed Cardinal as of October 31, 2012 and 2011 are as follows.

In thousands	2012	2011	2010

Transportation costs	$6,613	$4,104	$4,104
Trade accounts payable	855	349

Summarized financial information provided to us by Cardinal for 100% of Cardinal as of September 30, 2012 and 2011, and for the twelve months ended September 30, 2012, 2011 and 2010 is presented below.

In thousands	2012	2011	2010

Current assets	$9,179	$25,868
Noncurrent assets	120,437	88,329
Current liabilities	1,786	5,665
Noncurrent liabilities	45,702	24,225
Revenues	16,165	13,633	$13,633
Gross profit	16,165	13,633	13,633
Income before income taxes	10,433	6,473	6,375

Pine Needle LNG Company, L.L.C.

We own 40% of the membership interests in Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. The other members are the Municipal Gas Authority of Georgia and subsidiaries of The Williams Companies, Inc., SCANA Corporation and Hess Corporation. Pine Needle owns an interstate LNG storage facility in North Carolina and is regulated by the FERC. Pine Needle has firm, long-term service agreements for 100% of the storage capacity of the facility, of which Piedmont subscribes to approximately 64%.

Pine Needle enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. Our share of movements in the market value of these agreements are recorded as a hedge in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Consolidated Balance Sheets. Pine Needle’s long-term debt is nonrecourse to the members and is secured by Pine Needle’s assets and by each member’s equity investment in Pine Needle.

We have related party transactions as a customer of Pine Needle, and we record the storage costs charged by Pine Needle in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For the years ended October 31, 2012, 2011 and 2010, these gas storage costs and the amounts we owed Pine Needle as of October 31, 2012 and 2011 are as follows.

In thousands	2012	2011	2010

Gas storage costs	$10,410	$10,677	$12,158
Trade accounts payable	914	849

Summarized financial information provided to us by Pine Needle for 100% of Pine Needle as of September 30, 2012 and 2011, and for the twelve months ended September 30, 2012, 2011 and 2010 is presented below.

In thousands	2012	2011	2010

Current assets	$11,937	$10,984
Noncurrent assets	77,463	74,472
Current liabilities	4,278	1,826
Noncurrent liabilities	35,851	35,657
Revenues	16,390	17,666	$18,808
Gross profit	16,390	17,666	18,808
Income before income taxes	5,832	5,763	8,317

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

These financial contracts, in the form of futures, options and swaps, are considered to be derivatives and fair value is based on selected market indices. Our share of movements in the market value of these contracts are recorded as a hedge in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Consolidated Balance Sheets.

We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record the amounts billed to SouthStar in “Operating Revenues” in the Consolidated Statements of Comprehensive Income. For the years ended October 31, 2012, 2011 and 2010, our operating revenues from these sales and the amounts SouthStar owed us as of October 31, 2012 and 2011 are as follows.

In thousands	2012	2011	2010

Operating revenues	$2,442	$4,961	$5,083
Trade accounts receivable	473	736

Summarized financial information provided to us by SouthStar for 100% of SouthStar as of September 30, 2012 and 2011, and for the twelve months ended September 30, 2012, 2011 and 2010 is presented below.

In thousands	2012	2011	2010

Current assets	$152,422	$169,286
Noncurrent assets	9,803	9,292
Current liabilities	42,197	62,869
Noncurrent liabilities	1	141
Revenues	585,291	733,987	$843,483
Gross profit	161,122	176,010	183,748
Income before income taxes	94,631	103,704	107,096

Hardy Storage Company, LLC

We own 50% of the membership interests in Hardy Storage Company, LLC (Hardy Storage), a West Virginia limited liability company. The other owner is a subsidiary of Columbia Gas Transmission Corporation, a subsidiary of NiSource Inc. Hardy Storage owns and operates an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia, and is regulated by the FERC. Hardy Storage has firm, long-term service agreements for 100% of the storage capacity of the facility, of which Piedmont subscribes to approximately 40%.

In June 2006, Hardy Storage signed a note purchase agreement for interim notes for construction financing. The members of Hardy Storage each agreed to guarantee 50% of the construction financing as well as a separate guaranty of 50% of construction expenditures should contingency wells be required based on the performance of the facility over the first three years after the in-service date. We recorded a liability of $1.2 million for the fair value of this guaranty based on the present value of 50% of the construction financing outstanding at the end of each quarter with the risk of the project evaluated at each quarter end, with a corresponding increase to our investment account in the venture. In March 2010, Hardy Storage completed their conversion to long-term project financing, which terminated our guaranty related to the interim financing with no payments having been made. We reversed the liability and our investment account was adjusted accordingly to reflect the elimination of the guaranty. The long-term project financing is nonrecourse to the members of Hardy Storage and their parent entities.

We have related party transactions as a customer of Hardy Storage, and we record the storage costs charged by Hardy Storage in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For the years ended October 31, 2012, 2011 and 2010, these gas storage costs and the amounts we owed Hardy Storage as of October 31, 2012 and 2011 are as follows.

In thousands	2012	2011	2010

Gas storage costs	$9,702	$9,702	$9,386
Trade accounts payable	808	808

Summarized financial information provided to us by Hardy Storage for 100% of Hardy Storage as of October 31, 2012 and 2011, and for the twelve months ended October 31, 2012, 2011 and 2010 is presented below.

In thousands	2012	2011	2010

Current assets	$10,302	$7,358
Noncurrent assets	164,374	167,221
Current liabilities	14,534	10,945
Noncurrent liabilities	95,061	102,490
Revenues	24,359	24,378	$23,562
Gross profit	24,359	24,378	23,562
Income before income taxes	9,939	9,657	8,249

Constitution Pipeline Company, LLC

On November 9, 2012, we entered into an agreement to become a 24% equity member of Constitution Pipeline Company, LLC, a Delaware limited liability company. The other members are subsidiaries of The Williams Companies, Inc. and Cabot Oil & Gas Corporation. A subsidiary of The Williams Companies is the operator of the project. The purpose of the joint venture is to construct and operate a 121 mile interstate natural gas pipeline and related facilities connecting gathering systems in Susquehanna County, Pennsylvania to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost between $700 – $800 million. In November 2012, we made an initial investment of $4.8 million, and we expect our total contributions will be an estimated $180 million through 2015. The target in-service date of the project is March 2015. The capacity of the pipeline is 100% subscribed under fifteen year service agreements with a negotiated rate structure.

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

As of October 31, 2012, we have determined that we are not the primary beneficiary, as defined by the authoritative guidance related to consolidations, in any of our equity method investments, as discussed in Note 12 to the consolidated financial statements. Based on our involvement in these investments, we do not have the power to direct the activities of these investments that most significantly impact the VIE’s economic performance. As we are not the consolidating investor, we will continue to apply equity method accounting to these investments, as discussed in Note 12 to the consolidated financial statements. Our maximum loss exposure related to these equity method investments is limited to our equity investment in each entity. As of October 31, 2012 and 2011, our investment balances are as follows.

	October 31,	October 31,
In thousands	2012	2011

Cardinal	$17,969	$18,323
Pine Needle	19,239	18,690
SouthStar	18,118	17,536
Hardy Storage	32,541	30,572

Total equity method investments in non-utility activities	$87,867	$85,121

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

14. Business Segments

We have two reportable business segments, regulated utility and non-utility activities. Our segments are identified based on products and services, regulatory environments and our current corporate organization and business decision-making activities. The regulated utility segment is the gas distribution business, where we include the operations of merchandising and its related service work and home warranty programs, with activities conducted by the parent company. Operations of our non-utility activities segment are comprised of our equity method investments in joint ventures that are held by our wholly owned subsidiaries.

Operations of the regulated utility segment are reflected in “Operating Income” in the Consolidated Statements of Comprehensive Income. Operations of the non-utility activities segment are included in the Consolidated Statements of Comprehensive Income in “Other Income (Expense)” in “Income from equity method investments” and “Non-operating income.” All of our operations are within the United States. No single customer accounts for more than 10% of our consolidated revenues.

We evaluate the performance of the regulated utility segment based on margin, operations and maintenance expenses and operating income. We evaluate the performance of the non-utility activities segment based on earnings from the ventures.

Operations by segment for the years ended October 31, 2012, 2011 and 2010, and as of October 31, 2012, 2011 and 2010 are presented below.

	Regulated	Non-Utility
In thousands	Utility	Activities	Total

2012
Revenues from external customers	$1,122,780	$-	$1,122,780
Margin	575,446	-	575,446
Operations and maintenance expenses	242,599	102	242,701
Depreciation	103,192	18	103,210
Income from equity method investments	-	23,904	23,904
Interest expense	20,097	-	20,097
Operating income (loss) before income taxes	194,824	(264)	194,560
Income before income taxes	174,424	23,640	198,064
Total assets	3,475,640	88,247	3,563,887
Equity method investments in non-utility activities	-	87,867	87,867
Construction expenditures	529,576	-	529,576

	Regulated	Non-Utility
In thousands	Utility	Activities	Total

2011
Revenues from external customers	$1,433,905	$-	$1,433,905
Margin	573,639	-	573,639
Operations and maintenance expenses	225,351	109	225,460
Depreciation	102,829	28	102,857
Income from equity method investments	-	24,027	24,027
Interest expense	43,992	-	43,992
Operating income (loss) before income taxes	207,079	(120)	206,959
Income before income taxes	161,925	23,929	185,854
Total assets	2,968,574	85,519	3,054,093
Equity method investments in non-utility activities	-	85,121	85,121
Construction expenditures	243,641	-	243,641

	Regulated	Non-Utility
In thousands	Utility	Activities	Total

2010
Revenues from external customers	$1,552,295	$-	$1,552,295
Margin	552,592	-	552,592
Operations and maintenance expenses	219,829	301	220,130
Depreciation	98,494	29	98,523
Income from equity method investments	-	28,854	28,854
Gain on sale of interest in equity method investment	-	49,674	49,674
Interest expense	43,711	-	43,711
Operating income (loss) before income taxes	200,360	(697)	199,663
Income before income taxes	155,923	77,907	233,830
Total assets	2,784,087	80,808	2,864,895
Equity method investments in non-utility activities	-	80,287	80,287
Construction expenditures	199,059	-	199,059

Reconciliations to the consolidated financial statements for the years ended October 31, 2012, 2011 and 2010, and as of October 31, 2012 and 2011 are as follows.

In thousands	2012	2011	2010

Operating Income:
Segment operating income before income taxes	$194,560	$206,959	$199,663
Utility income taxes	(69,101)	(64,068)	(62,082)
Non-utility activities operating loss before income taxes	264	120	697

Total	$125,723	$143,011	$138,278

Net Income:
Income before income taxes for reportable segments	$198,064	$185,854	$233,830
Income taxes	(78,217)	(72,286)	(91,876)

Total	$119,847	$113,568	$141,954

In thousands	2012	2011

Consolidated Assets:
Total assets for reportable segments	$3,563,887	$3,054,093
Eliminations/Adjustments	206,052	188,448

Total	$3,769,939	$3,242,541

15. Subsequent Events

We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. All subsequent events of which we are aware were evaluated. For information on subsequent event disclosure items related to regulatory matters, capital stock, environmental matters and equity method investments, see Note 2, Note 6, Note 8 and Note 12, respectively, to the consolidated financial statements.

16. Selected Quarterly Financial Data (In thousands except per share amounts) (Unaudited)

	Operating		Operating Income	Net Income	Earnings (Loss) Per Share of Common Stock
	Revenues	Margin	(Loss)	(Loss)	Basic	Diluted

Fiscal Year 2012
January 31	$471,840	$220,237	$79,819	$76,227	$1.06	$1.05
April 30	308,432	171,951	48,782	50,192	0.70	0.70
July 31	161,123	86,460	(2,513)	(4,613)	(0.06)	(0.06)
October 31	181,385	96,798	(365)	(1,959)	(0.03)	(0.03)

Fiscal Year 2011
January 31	$652,056	$230,006	$90,869	$84,440	$1.17	$1.16
April 30	392,567	172,931	52,927	47,408	0.66	0.66
July 31	197,274	81,963	389	(8,703)	(0.12)	(0.12)
October 31	192,008	88,739	(1,174)	(9,577)	(0.13)	(0.13)

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fourth quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

December 21, 2012

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

We have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our management concluded that as of October 31, 2012, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012.

Piedmont Natural Gas Company, Inc.

/s/ Thomas E. Skains
Thomas E. Skains Chairman, President and Chief Executive Officer

/s/ Karl W. Newlin
Karl W. Newlin Senior Vice President and Chief Financial Officer

/s/ Jose M. Simon
Jose M. Simon Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Piedmont Natural Gas Company, Inc.

Charlotte, North Carolina

We have audited the internal control over financial reporting of Piedmont Natural Gas Company, Inc. and subsidiaries (the “Company”) as of October 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2012 of the Company and our report dated December 21, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

December 21, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers and directors is set forth in the sections entitled “Board of Directors” and “Executive Officers” in our Proxy Statement for the 2013 Annual Meeting of Shareholders (2013 Proxy Statement), which sections are incorporated in this annual report on Form 10-K by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning our Audit Committee and our Audit Committee financial experts is set forth in the section entitled “Committees of the Board” in our 2013 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

We have adopted a Code of Ethics and Business Conduct that is applicable to all our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which serves as the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions under Item 406(b) of Regulation S-K. The Code of Ethics and Business Conduct is available on the “For Investors-Corporate Governance” section of our website at www.piedmontng.com. If we amend or grant a waiver, including an implicit waiver, from the Code of Ethics and Business Conduct that apply to the principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions and that relate to any element of the code enumerated in Item 406(b) of Regulation S-K, we will disclose the amendment or waiver on the “For Investors-Corporate Governance” section of our website within four business days of such amendment or waiver.

Item 11. Executive Compensation

Information for this item is set forth in the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our 2013 Proxy Statement, which sections are incorporated in this annual report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is set forth in the section entitled “Security Ownership of Management and Certain Beneficial Owners” in our 2013 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning securities authorized for issuance under our equity compensation plans is set forth in the section entitled “Equity Compensation Plan Information” in our 2013 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information for this item is set forth in the section entitled “Director Independence and Related Person Transactions” in our 2013 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services

Information for this item is set forth in “Proposal 2 – Ratification of the Appointment of Deloitte & Touche LLP As Independent Registered Public Accounting Firm For Fiscal Year 2013” in our 2013 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

The following consolidated financial statements for the year ended October 31, 2012, are included in Item 8 of this report as follows:

Consolidated Balance Sheets – October 31, 2012 and 2011

Consolidated Statements of Comprehensive Income – Years Ended
October 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows – Years Ended
October 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity – Years Ended
October 31, 2012, 2011 and 2010

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

		The exhibits numbered 10.1 through 10.21 are management contracts or compensatory plans or arrangements.

	3.1	Restated Articles of Incorporation of Piedmont Natural Gas Company, Inc., dated as of March 2009 (incorporated by reference to Exhibit 3.1, Form 10-Q for the quarter ended July 31, 2009).

	3.2	Bylaws of Piedmont Natural Gas Company, Inc., as Amended and Restated Effective September 8, 2011 (incorporated by reference to Exhibit 3.1, Form 8-K dated September 13, 2011).

4.1	Note Agreement, dated as of September 21, 1992, between Piedmont and Provident Life and Accident Insurance Company (incorporated by reference to Exhibit 4.30, Form 10-K for the fiscal year ended October 31, 1992).

4.2	Amendment to September 1992 Note Agreement, dated as of September 16, 2005, by and between Piedmont and Provident Life and Accident Insurance Company (incorporated by reference to Exhibit 4.2, Form 10-K for the fiscal year ended October 31, 2007).

4.3	Indenture, dated as of April 1, 1993, between Piedmont and The Bank of New York Mellon Trust Company, N.A. (as successor to Citibank, N.A.), Trustee (incorporated by reference to Exhibit 4.1, Form S-3 Registration Statement No. 33-59369).

4.4	Medium-Term Note, Series A, dated as of October 6, 1993 (incorporated by reference to Exhibit 4.8, Form 10-K for the fiscal year ended October 31, 1993).

4.5	First Supplemental Indenture, dated as of February 25, 1994, between PNG Acquisition Company, Piedmont Natural Gas Company, Inc., and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.2, Form S-3 Registration Statement No. 33-59369).

4.6	Medium-Term Note, Series A, dated as of September 19, 1994 (incorporated by reference to Exhibit 4.9, Form 10-K for the fiscal year ended October 31, 1994).

4.7	Form of Master Global Note (incorporated by reference to Exhibit 4.4, Form S-3 Registration Statement No. 33-59369).

4.8	Pricing Supplement of Medium-Term Notes, Series B, dated October 3, 1995 (incorporated by reference to Exhibit 4.10, Form 10-K for the fiscal year ended October 31, 1995).

4.9	Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996 (incorporated by reference to Exhibit 4.11, Form 10-K for the fiscal year ended October 31, 1996).

4.10	Form of Master Global Note (incorporated by reference to Exhibit 4.4, Form S-3 Registration Statement No. 333-26161).

4.11	Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (incorporated by reference to Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement Nos. 33-59369 and 333-26161).

4.12	Second Supplemental Indenture, dated as of June 15, 2003, between Piedmont and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.3, Form S-3 Registration Statement No. 333-106268).

4.13	Form of 5% Medium-Term Note, Series E, dated as of December 19, 2003 (incorporated by reference to Exhibit 99.1, Form 8-K, dated December 23, 2003).

4.14	Form of 6% Medium-Term Note, Series E, dated as of December 19, 2003 (incorporated by reference to Exhibit 99.2, Form 8-K, dated December 23, 2003).

4.15	Third Supplemental Indenture, dated as of June 20, 2006, between Piedmont Natural Gas Company, Inc. and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1, Form 8-K dated June 20, 2006).

4.16	Agreement of Resignation, Appointment and Acceptance dated as of March 29, 2007, by and among Piedmont Natural Gas Company, Inc., Citibank, N.A., and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1, Form 10-Q for quarter ended April 30, 2007).

4.17	Note Purchase Agreement, dated as of May 6, 2011, among Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10, Form 8-K, dated May 12, 2011).

4.18	Form of 2.92% Series A Senior Notes due June 6, 2016 (incorporated by reference to Exhibit 4.1, Form 8-K dated May 12, 2011).

4.19	Form of 4.24% Series B Senior Notes due June 6, 2021 (incorporated by reference to Exhibit 4.2, Form 8-K dated May 12, 2011).

4.20	Fourth Supplemental Indenture, dated as of May 6, 2011, between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2, Form S-3-ASR Registration Statement No. 333-175386).

4.21	Amendment to September 1992 Note Agreement dated as of April 15, 2011 by and between Piedmont Natural Gas Company, Inc., and Provident Life and Accident Insurance Company (incorporated by reference to Exhibit 10.3, Form 10-Q for the quarter ended April 30, 2011).

4.22	Note Purchase Agreement, dated as of March 27, 2012, among Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1, Form 8-K dated March 29, 2012).

4.23	Form of 3.47% Series A Senior Notes due July 16, 2027 (incorporated by reference to Exhibit 4.1, Form 8-K dated March 29, 2012).

4.24	Form of 3.57% Series B Senior Notes due July 16, 2027 (incorporated by reference to Exhibit 4.2, Form 8-K dated March 29, 2012).

4.25	Corporate Commercial Paper Master Note dated March 1, 2012 between U.S. Bank National Association as Paying Agent and Piedmont Natural Gas Company, Inc. as Issuer (incorporated by reference to Exhibit 4.1, Form 10-Q for the quarter ended April 30, 2012).

Compensatory Contracts:

10.1	Form of Director Retirement Benefits Agreement with outside directors, dated September 1, 1999 (incorporated by reference to Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 1999).

10.2	Severance Agreement with Thomas E. Skains, dated September 4, 2007 (substantially identical agreements have been entered into as of the same date with Franklin H. Yoho, Kevin M. O’Hara and Jane R. Lewis-Raymond) (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended July 31, 2007).

10.3	Schedule of Severance Agreements with Executives (incorporated by reference to Exhibit 10.2a, Form 10-Q for the quarter ended July 31, 2007).

10.4	Piedmont Natural Gas Company, Inc. Incentive Compensation Plan as Amended and Restated Effective December 15, 2010 (incorporated by reference to Appendix A, Form DEF14A dated January 14, 2011).

10.5	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended January 31, 2011).

10.6	Resolution of Board of Directors, June 3, 2011, establishing compensation for non-management directors (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended July 31, 2011).

10.7	Piedmont Natural Gas Company, Inc. Voluntary Deferral Plan, dated as of December 8, 2008, effective November 1, 2008 (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended January 31, 2009).

10.8	Piedmont Natural Gas Company, Inc. Defined Contribution Restoration Plan, dated as of December 8, 2008, effective January 1, 2009 (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended January 31, 2009).

10.9	Piedmont Natural Gas Company Employee Stock Purchase Plan, amended and restated as of April 1, 2009 (incorporated by reference to Exhibit 4.1, Form 8-K dated April 3, 2009).

10.10	Amendment No. 1 to Director Retirement Benefits Agreements with outside directors, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended July 31, 2009).

10.11	Severance Agreement between Piedmont Natural Gas Company, Inc. and Karl W. Newlin, dated as of June 4, 2010 (incorporated by reference to Exhibit 10.3, Form 10-Q for the quarter ended July 31, 2010).

10.12	Employment Agreement between Piedmont Natural Gas Company, Inc. and Jane R. Lewis-Raymond, dated as of August 1, 2011. (incorporated by reference to Exhibit 10.19, Form 10-K for the fiscal year ended October 31, 2011).

10.13	Form of 2013 Retention Award Agreement, dated as of December 15, 2010 (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended January 31, 2011).

10.14	Consulting Agreement dated as of November 1, 2011 between David J. Dzuricky and Piedmont Natural Gas Company, Inc. (incorporated by reference to Exhibit 10.21, Form 10-K for the fiscal year ended October 31, 2011).

10.15	Instrument of Amendment for Piedmont Natural Gas Company, Inc. Defined Contribution Restoration Plan dated as of January 23, 2012, by Piedmont Natural Gas Company, Inc. (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended January 31, 2012).

10.16	2011 Retention Award Agreement dated December 15, 2011 between Piedmont Natural Gas Company, Inc. and Thomas E. Skains (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended January 31, 2012).

10.17	Employment Agreement, dated February 1, 2012, between Piedmont Natural Gas Company, Inc. and Victor M. Gaglio (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended April 30, 2012).

10.18	Severance Agreement, dated February 1, 2012, between Piedmont Natural Gas Company, Inc. and Victor M. Gaglio (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended April 30, 2012).

10.19	Amended and Restated Employment Agreement dated May 25, 2012 between Piedmont Natural Gas Company, Inc. and Thomas E. Skains (substantially identical agreements have been entered into with Victor M. Gaglio, Jane R. Lewis-Raymond, Karl W. Newlin, Kevin M. O’Hara and Franklin H. Yoho) (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended July 31, 2012).

10.20	Schedule of Amended and Restated Employment Agreements with Executives (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended July 31, 2012).

10.21	Amendment to the Piedmont Natural Gas Company Employee Stock Purchase Plan dated September 18, 2012, by Piedmont Natural Gas Company, Inc.

Other Contracts:

10.22	Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, effective January 1, 2004, between Piedmont Energy Company and Georgia Natural Gas Company (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended April 30, 2004).

10.23	First Amendment to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of July 31, 2006, between Piedmont Energy Company and Georgia Natural Gas Company (incorporated by reference to Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 2006).

10.24	Amendment by Written Consent to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of August 28, 2006, between Piedmont Energy Company and Georgia Natural Gas Company (incorporated by reference to Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 2006).

10.25	Amendment by Written Consent to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 20, 2006, between Piedmont Energy Company and Georgia Natural Gas Company (incorporated by reference to Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 2006).

10.26	Equity Contribution Agreement, dated as of November 12, 2004, between Columbia Gas Transmission Corporation and Piedmont Natural Gas Company (incorporated by reference to Exhibit 10.1, Form 8-K dated November 16, 2004).

10.27	Operating Agreement of Hardy Storage Company, LLC, dated as of November 12, 2004 (incorporated by reference to Exhibit 10.3, Form 8-K dated November 16, 2004).

10.28	Second Amendment to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC by and between Georgia Natural Gas Company and Piedmont Energy Company, dated July 2, 2009 (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended July 31, 2009).

10.29	Settlement Agreement by and between Georgia Natural Gas Company and Piedmont Energy Company, dated July 29, 2009 (incorporated by reference to Exhibit 10.1, Form 8-K dated August 4, 2009).

10.30	Third Amendment to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC by and between Georgia Natural Gas Company and Piedmont Energy Company, dated July 29, 2009 (incorporated by reference to Exhibit 10.2, Form 8-K dated August 4, 2009).

10.31	Credit Agreement dated as of January 25, 2011 among Piedmont Natural Gas Company, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Branch Banking and Trust Company and U.S. Bank National Association as Co-Syndication Agents, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1, Form 8-K filed January 31, 2011).

10.32	Amendment No. 1 to Credit Agreement dated as of March 21, 2011 by and among Piedmont Natural Gas Company, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders thereunder (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended April 30, 2011).

10.33	Form of Commercial Paper Dealer Agreement between Piedmont Natural Gas Company, Inc. and Dealers party thereto (incorporated by reference to Exhibit 10.3, Form 10-Q for the quarter ended April 30, 2012).

10.34	Amended and Restated Credit Agreement dated as of October 1, 2012 among Piedmont Natural Gas Company, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, and Branch Banking and Trust Company, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, U.S. Bank National Association and Royal Bank of Canada, each a Lender.

12	Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Consolidated Balance Sheets at October 31, 2012 and 2011; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2012, 2011 and 2010; (4) Consolidated Statements of Cash Flows for the years ended October 31, 2012, 2011 and 2010; (5) Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2012, 2011 and 2010; and Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Piedmont Natural Gas Company, Inc.
(Registrant)

By:	/s/ Thomas E. Skains
Thomas E. Skains
Chairman of the Board, President
and Chief Executive Officer

Date:	December 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Thomas E. Skains	Chairman of the Board, President and
Thomas E. Skains	Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2012

/s/ Karl W. Newlin	Senior Vice President and
Karl W. Newlin	Chief Financial Officer
(Principal Financial Officer)

Date: December 21, 2012

/s/ Jose M. Simon	Vice President and Controller
Jose M. Simon	(Principal Accounting Officer)

Date: December 21, 2012

Signature	Title

/s/ E. James Burton	Director
E. James Burton

/s/ Malcolm E. Everett III	Director
Malcolm E. Everett III

/s/ John W. Harris	Director
John W. Harris

/s/ Aubrey B. Harwell, Jr.	Director
Aubrey B. Harwell, Jr.

/s/ Frank B. Holding, Jr.	Director
Frank B. Holding, Jr.

Director
Frankie T. Jones, Sr.

/s/ Vicki McElreath	Director
Vicki McElreath

/s/ Minor M. Shaw	Director
Minor M. Shaw

/s/ Muriel W. Sheubrooks	Director
Muriel W. Sheubrooks

/s/ David E. Shi	Director
David E. Shi

/s/ Phillip D. Wright	Director
Phillip D. Wright

Piedmont Natural Gas Company, Inc.

Form 10-K

For the Fiscal Year Ended October 31, 2012

Exhibits

10.21	Amendment to the Piedmont Natural Gas Company Employee Stock Purchase Plan dated September 18, 2012, by Piedmont Natural Gas Company, Inc.

10.34	Amended and Restated Credit Agreement dated as of October 1, 2012 among Piedmont Natural Gas Company, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, and Branch Banking and Trust Company, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, U.S. Bank National Association and Royal Bank of Canada, each a Lender.

12	Computation of Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer