Form 10-Q
period 2013-01-31
PIEDMONT NATURAL GAS CO INC
filed 2013-03-06
CIK 78460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2013
Common Stock, no par value	75,520,220

Piedmont Natural Gas Company, Inc.

Form 10-Q

for

January 31, 2013

Part I. Financial Information

Item 1. Financial Statements

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands)

	January 31,	October 31,
	2013	2012
ASSETS
Utility Plant:
Utility plant in service	$3,781,113	$3,746,178
Less accumulated depreciation	1,036,738	1,036,814

Utility plant in service, net	2,744,375	2,709,364
Construction work in progress	469,259	388,979
Plant held for future use	6,743	6,743

Total utility plant, net	3,220,377	3,105,086

Other Physical Property, at cost (net of accumulated depreciation of $851 in 2013 and $843 in 2012)	407	415

Current Assets:
Cash and cash equivalents	10,595	1,959
Trade accounts receivable (less allowance for doubtful accounts of $3,260 in 2013 and $1,579 in 2012)	176,321	56,700
Income taxes receivable	35,406	31,606
Other receivables	1,922	2,104
Unbilled utility revenues	86,512	24,012
Inventories:
Gas in storage	78,634	72,661
Materials, supplies and merchandise	877	934
Gas purchase derivative assets, at fair value	724	3,153
Amounts due from customers	58,918	81,626
Prepayments	5,488	30,600
Other current assets	296	287

Total current assets	455,693	305,642

Noncurrent Assets:
Equity method investments in non-utility activities	100,239	87,867
Goodwill	48,852	48,852
Marketable securities, at fair value	2,676	2,131
Regulatory asset for postretirement benefits	120,863	123,290
Unamortized debt expense	13,277	13,583
Regulatory cost of removal asset	21,582	21,129
Other noncurrent assets	64,868	61,944

Total noncurrent assets	372,357	358,796

Total	$4,048,834	$3,769,939

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands)

	January 31,	October 31,
	2013	2012
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock—no par value—175 shares authorized	$—	$—
Common stock—no par value—shares authorized: 200,000; shares outstanding: 72,512 in 2013 and 72,250 in 2012	450,175	442,461
Retained earnings	649,098	584,848
Accumulated other comprehensive loss	(463)	(305)

Total stockholders’ equity	1,098,810	1,027,004
Long-term debt	875,000	975,000

Total capitalization	1,973,810	2,002,004

Current Liabilities:
Current maturities of long-term debt	100,000	—
Short-term debt	530,000	365,000
Trade accounts payable	123,459	94,269
Other accounts payable	27,267	47,699
Accrued interest	12,700	21,450
Customers’ deposits	22,263	21,739
Deferred income taxes	46,063	13,542
General taxes accrued	8,858	21,504
Amounts due to customers	—	28
Other current liabilities	15,940	7,320

Total current liabilities	886,550	592,551

Noncurrent Liabilities:
Deferred income taxes	623,701	597,211
Unamortized federal investment tax credits	1,602	1,669
Accumulated provision for postretirement benefits	17,466	37,299
Cost of removal obligations	501,892	492,963
Other noncurrent liabilities	43,813	46,242

Total noncurrent liabilities	1,188,474	1,175,384

Commitments and Contingencies (Note 9)

Total	$4,048,834	$3,769,939

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands except per share amounts)

	Three Months Ended
	January 31
	2013	2012
Operating Revenues	$515,875	$471,840
Cost of Gas	284,252	251,603

Margin	231,623	220,237

Operating Expenses:
Operations and maintenance	55,882	58,397
Depreciation	26,701	26,178
General taxes	9,528	8,622
Utility income taxes	53,299	47,221

Total operating expenses	145,410	140,418

Operating Income	86,213	79,819

Other Income (Expense):
Income from equity method investments	7,155	6,292
Non-operating income	448	61
Non-operating expense	(762)	(421)
Income taxes	(2,674)	(2,318)

Total other income (expense)	4,167	3,614

Utility Interest Charges:
Interest on long-term debt	12,675	10,023
Allowance for borrowed funds used during construction	(8,313)	(4,423)
Other	95	1,606

Total utility interest charges	4,457	7,206

Net Income	85,923	76,227

Other Comprehensive Loss, net of tax:
Unrealized loss from hedging activities of equity method investments, net of tax of ($114) and ($278) for the three months ended January 31, 2013 and 2012, respectively	(179)	(436)
Reclassification adjustment of realized gain from hedging activities of equity method investments included in net income, net of tax of $14 and $272 for the three months ended January 31, 2013 and 2012, respectively	21	426

Total other comprehensive loss	(158)	(10)

Comprehensive Income	$85,765	$76,217

Average Shares of Common Stock:
Basic	72,356	72,126
Diluted	72,725	72,433
Earnings Per Share of Common Stock:
Basic	$1.19	$1.06
Diluted	$1.18	$1.05
Cash Dividends Per Share of Common Stock	$0.30	$0.29

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	January 31
	2013	2012
Cash Flows from Operating Activities:
Net income	$85,923	$76,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,392	27,257
Amortization of investment tax credits	(67)	(89)
Allowance for doubtful accounts	1,681	1,408
Net gain on sale of property	(18)	—
Income from equity method investments	(7,155)	(6,292)
Distributions of earnings from equity method investments	1,962	1,600
Deferred income taxes, net	59,111	60,974
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	2,429	996
Receivables	(183,621)	(156,455)
Inventories	(5,916)	(14,091)
Amounts due from/to customers	22,680	10,428
Settlement of legal asset retirement obligations	(328)	(221)
Regulatory asset for postretirement benefits	2,427	1,024
Other assets	17,932	20,414
Accounts payable	19,436	17,164
Provision for postretirement benefits	(19,833)	14
Other liabilities	(12,401)	(15,711)

Net cash provided by operating activities	12,634	24,647

Cash Flows from Investing Activities:
Utility capital expenditures	(137,211)	(98,140)
Allowance for funds used during construction	(8,313)	(4,423)
Contributions to equity method investments	(7,548)	(1,828)
Distributions of capital from equity method investments	110	—
Proceeds from sale of property	370	211
Investments in marketable securities	(418)	(677)
Other	38	251

Net cash used in investing activities	(152,972)	(104,606)

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	January 31
	2013	2012
Cash Flows from Financing Activities:
Borrowings under credit facility	$10,000	$282,000
Repayments under credit facility	(10,000)	(155,500)
Net borrowings—commercial paper	165,000	—
Expenses related to issuance of debt	(4)	(131)
Issuance of common stock through dividend reinvestment and employee stock plans	5,680	4,914
Repurchases of common stock	—	(27,016)
Dividends paid	(21,702)	(20,979)

Net cash provided by financing activities	148,974	83,288

Net Increase in Cash and Cash Equivalents	8,636	3,329
Cash and Cash Equivalents at Beginning of Period	1,959	6,777

Cash and Cash Equivalents at End of Period	$10,595	$10,106

Cash Paid During the Year for:
Interest	$22,352	$20,604

Income Taxes:
Income taxes paid	$790	$1,981
Income taxes refunded	—	—

Income taxes, net	$790	$1,981

Noncash Investing and Financing Activities:
Accrued capital expenditures	$32,755	$11,643

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance, October 31, 2011	72,318	$446,791	$550,584	$(452)	$996,923
Net income			76,227		76,227
Other comprehensive loss				(10)	(10)
Common Stock Issued	156	4,914			4,914
Common Stock Repurchased	(800)	(27,016)			(27,016)
Tax Benefit from Dividends Paid on ESOP Shares			27		27
Dividends Declared ($.29 per share)			(20,979)		(20,979)

Balance, January 31, 2012	71,674	$424,689	$605,859	$(462)	$1,030,086

Balance, October 31, 2012	72,250	$442,461	$584,848	$(305)	$1,027,004
Net income			85,923		85,923
Other comprehensive loss				(158)	(158)
Common Stock Issued	262	7,916			7,916
Expenses from issuance of common stock		(202)			(202)
Tax Benefit from Dividends Paid on ESOP Shares			29		29
Dividends Declared ($.30 per share)			(21,702)		(21,702)

Balance, January 31, 2013	72,512	$450,175	$649,098	$(463)	$1,098,810

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated financial statements have not been audited. We have prepared the unaudited consolidated financial statements under the rules of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America are omitted in this interim report under these SEC rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the year ended October 31, 2012.

Seasonality and Use of Estimates

The unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position at January 31, 2013 and October 31, 2012 and the results of operations, cash flows and stockholders’equity for the three months ended January 31, 2013 and 2012. Our business is seasonal in nature. The results of operations for the three months ended January 31, 2013 do not necessarily reflect the results to be expected for the full year.

In accordance with GAAP, we make certain estimates and assumptions regarding reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and reported amounts of revenues and expenses during the periods reported. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates and assumptions.

Significant Accounting Policies

Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2012. There were no significant changes to those accounting policies during the three months ended January 31, 2013.

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

Regulatory assets and liabilities in the Consolidated Balance Sheets as of January 31, 2013 and October 31, 2012 are as follows.

	January 31,	October 31,
In thousands	2013	2012
Regulatory assets	$270,855	$293,104
Regulatory liabilities	498,102	489,692

Inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with accounting regulations prescribed under rate-based regulation. For information on related party transactions, see Note 12 to the consolidated financial statements in this Form 10-Q.

Fair Value Measurements

The carrying values of cash and cash equivalents, receivables, short-term debt, accounts payable, accrued interest and other current liabilities approximate fair value as all amounts reported are to be collected or paid within one year. Our financial assets and liabilities are recorded at fair value. They consist primarily of derivatives that are recorded in the Consolidated Balance Sheets in accordance with derivative accounting standards and marketable securities that are held in rabbi trusts established for our deferred compensation plans and are classified as trading securities. Our qualified pension and postretirement plan assets and liabilities are recorded at fair value in the Consolidated Balance Sheets in accordance with employers’ accounting and related disclosures of postretirement plans.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or exit date. We utilize market data or assumptions that market participants would use in valuing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for fair value measurements and endeavor to utilize the best available information. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of our financial assets and liabilities are subject to potentially significant volatility based on changes in market prices, the portfolio valuation of our contracts, as well as the maturity and settlement of those contracts, and subsequent newly originated transactions, each of which directly affects the estimated fair value of our financial instruments. We are able to classify fair value balances based on the observance of those inputs at the lowest level in the fair value hierarchy levels as set forth in the fair value guidance.

For the fair value measurements of our derivatives and marketable securities, see Note 8 to the consolidated financial statements in this Form 10-Q. For the fair value measurements of our benefit plan assets, see Note 9 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2012. For further information on our fair value methodologies, see “Fair Value Measurements” in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2012. There were no significant changes to these fair value methodologies during the three months ended January 31, 2013.

Recently Issued Accounting Guidance

In December 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance to improve disclosures and make information more comparable to International Financial Reporting Standards regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires an entity to disclose information about offsetting and related arrangements in tabular format to enable users of financial statements to understand the effect of those arrangements on the entity’s financial position. The new disclosure requirements are effective for annual periods beginning after January 1, 2013 and interim periods therein and require retrospective application in all periods presented. We will adopt this offsetting disclosure guidance for the first quarter of our fiscal year ending October 31, 2014. The adoption of this guidance will have no impact on our financial position, results of operations or cash flows.

In November 2012, the FASB finalized the presentation disclosures on items reclassified from other comprehensive income. In February 2013, the FASB further clarified the presentation disclosures. The guidance is effective for interim and annual periods beginning after December 15, 2012. We will adopt this disclosure guidance for the second quarter of our fiscal year ending October 31, 2013. The adoption of this guidance will have no impact on our financial position, results of operations or cash flows.

2. Regulatory Matters

In October 2012, we filed a petition with the North Carolina Utility Commission (NCUC) seeking authority to transfer $6.7 million of capital costs held in “Plant held for future use” in “Utility Plant” in the Consolidated Balance Sheets to a deferred regulatory asset account, effective November 1, 2012. This balance in “Plant held for future use” relates to the development of the liquefied natural gas (LNG) facility in Robeson County, North Carolina, construction of which was suspended by Piedmont in March 2009. In January 2013, we filed a motion to suspend this filing in order to incorporate it into a future regulatory proceeding.

In August 2012, we filed an annual report with the Tennessee Regulatory Authority (TRA) reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2012 under the Tennessee Incentive Plan (TIP). We are waiting on a ruling from the TRA at this time.

In September 2012, we filed an annual report for the twelve months ended June 30, 2012 with the TRA that reflected the transactions in the deferred gas cost account for the Actual Cost Adjustment mechanism. We are waiting on a ruling from the TRA at this time.

3. Earnings per Share

We compute basic earnings per share (EPS) using the weighted average number of shares of common stock outstanding during each period. Shares of common stock to be issued under approved incentive compensation plans are contingently issuable shares, as determined by applying the treasury stock method, and are included in our calculation of fully diluted EPS.

A reconciliation of basic and diluted EPS for the three months ended January 31, 2013 and 2012 is presented below.

	Three Months
In thousands except per share amounts	2013	2012
Net Income	$85,923	$76,227

Average shares of common stock outstanding for basic earnings per share	72,356	72,126
Contingently issuable shares under incentive compensation plans	369	307

Average shares of dilutive stock	72,725	72,433

Earnings Per Share of Common Stock:
Basic	$1.19	$1.06
Diluted	$1.18	$1.05

4. Long-Term Debt Instruments

We have an open combined debt and equity shelf registration statement filed with the SEC in July 2011 that is available for future use until its expiration date of July 6, 2014. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used for general corporate purposes, including capital expenditures, additions to working capital and advances for or investments in our subsidiaries, and for repurchases of shares of our common stock. On January 29, 2013, we entered into an underwriting agreement to sell shares of common stock under this registration statement. For further information on this transaction, see Note 6 to the consolidated financial statements.

5. Short-Term Debt Instruments

We have a $650 million five-year revolving syndicated credit facility that expires on October 1, 2017. The credit facility has an option to request an expansion up to $850 million. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount up to $650 million. The facility provides a line of credit for letters of credit of $10 million, of which $2.1 million and $3.6 million were issued and outstanding at January 31, 2013 and October 31, 2012, respectively. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day London Interbank Offered Rate (LIBOR) plus from 75 to 125 basis points, based on our credit ratings. Amounts borrowed are continuously renewable until the expiration of the facility in 2017 provided that we are in compliance with all terms of the agreement. Due to the seasonal nature of our business, amounts borrowed can vary significantly during the period.

We have a $650 million unsecured commercial paper (CP) program that is backstopped by the revolving syndicated credit facility. The notes issued under the CP program may have maturities not to exceed 397 days from the date of issuance and bear interest based on, among other things, the size and maturity date of the note, the frequency of the issuance and our credit ratings, plus a spread of 5 basis points. The amounts outstanding under the revolving syndicated credit facility and the CP program, either individually or in the aggregate, cannot exceed $650 million unless the option to expand the credit facility is exercised as discussed above. Any borrowings under the CP program rank equally with our other unsubordinated and unsecured debt. The notes under the CP program are not registered and are being offered and issued pursuant to an exemption from registration.

As of January 31, 2013, we have $530 million of notes outstanding under the CP program, as included in “Short-term debt” in “Current Liabilities” in the Consolidated Balance Sheets with original maturities ranging from 7 to 21 days from their dates of issuance at a weighted average interest rate of .34%. As of October 31, 2012, our outstanding notes under the CP program, included in the Consolidated Balance Sheets as stated above, were $365 million.

A summary of the short-term debt activity for the three months ended January 31, 2013 is as follows.

Short-Term Debt Activity

	Credit	Commercial	Total
In millions	Facility	Paper	Borrowings
Minimum amount outstanding (1)	$—	$390	$390
Maximum amount outstanding (1)	$10	$555	$555
Minimum interest rate (2)	1.12%	.32%	.32%
Maximum interest rate	1.12%	.45%	1.12%
Weighted average interest rate	1.12%	.39%	.39%

(1)	During December 2012, we were borrowing under both the credit facility and CP program for a portion of the month.
(2)	This is the minimum rate when we were borrowing under the credit facility and/or CP program.

Our five-year revolving syndicated credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 58% at January 31, 2013.

6. Capital Stock

Changes in common stock for the three months ended January 31, 2013 are as follows.

In thousands	Shares	Amount
Balance, October 31, 2012	72,250	$442,461
Issued to participants in the Employee Stock Purchase Plan (ESPP)	7	214
Issued to the Dividend Reinvestment and Stock Purchase Plan	182	5,418
Issued to participants in the Incentive Compensation Plan (ICP)	73	2,284
Costs from issuance of common stock	—	(202)

Balance, January 31, 2013	72,512	$450,175

On January 29, 2013, we entered into an underwriting agreement under our open combined debt and equity shelf registration statement to sell up to 4.6 million shares of our common stock as follows.

•	Direct shares – 3 million shares were issued by us and delivered directly to the underwriters on February 4, 2013.

•	Forward shares – 1 million shares were borrowed by a forward counterparty and sold to the underwriters for resale to the public on February 4, 2013.

•

Additional shares – Up to .6 million shares were subject to a 30-day option by the underwriters to purchase these additional shares at the same price as the direct shares and would be, at our option, either issued at the time of purchase and delivered directly to the underwriters or borrowed and delivered to the underwriters by the forward counterparty.

On February 4, 2013, we received $92.6 million from the underwriters at the settlement of the sale of the 3 million direct shares of our common stock and recorded this amount in “Stockholders’ equity” as an addition to “Common Stock” in the Consolidated Balance Sheets. The shares were purchased by the underwriters at the net price of $30.88 per share, the offering price to the public of $32 per share per the prospectus less an underwriting discount of $1.12 per share. The net proceeds from this sale of our common stock were used to repay outstanding short-term, unsecured notes under our CP program.

Under the forward sale agreement (FSA) that we executed with the forward counterparty on January 29, 2013, we have agreed to sell 1 million shares to the forward counterparty to be settled no later than December 15, 2013. If we physically settle by issuing 1 million shares of our common stock to the forward counterparty, the forward counterparty will, at settlement, pay us the proceeds less certain adjustments from its sale of the borrowed shares to the underwriters. We have the option to settle the FSA by cash or net share settlement for all or a portion of our obligation under the FSA. We expect to settle by delivering shares.

On February 19, 2013, the underwriters exercised their option to purchase the full additional .6 million shares of our common stock at the net price described above of $30.88 per share with settlement on February 22, 2013. We have elected to place the .6 million shares under an additional FSA having substantially similar terms as the original FSA. In connection with the FSA, the .6 million shares were borrowed from third parties and sold to the underwriters by the forward counterparty. Under the terms of the additional FSA, to the extent that the transaction is physically settled, we would be required to issue and deliver an equivalent number of shares of our common stock to the forward counterparty at the then applicable forward sale price, which would be the net price described above of $30.88 per share less certain adjustments. The additional FSA is afforded the same accounting treatment described below. We have the option to settle the FSA by cash or net share settlement for all or a portion of our obligation under the FSA. We expect to settle by delivering shares.

In accordance with ASC 815-40, Derivatives and Hedging- Contracts in Entity’s Own Equity, we have classified the FSAs as equity transactions because the forward sale transactions were indexed to our own stock and physical settlement is within our control. As a result of this classification, no amounts will be recorded in the consolidated financial statements until settlement of each FSA.

If we decide to physically settle or net share settle the FSAs, any delivery of our shares upon settlement could result in dilution to our EPS at the date of the settlement. The inclusion of any incremental shares in the calculation of diluted EPS under the treasury stock method will begin in our second quarter ending April 30, 2013. Any dilutive effect of the FSAs on our EPS will occur only during periods when the average market price per share of our common stock is above the per share adjusted forward sale price described above.

No later than December 15, 2013, by delivering 1 million shares of our common stock to the forward counterparty, we expect to receive net proceeds of $29.6 million based on the net settlement price of $30.88 per share described above less certain adjustments. No later than December 15, 2013, by delivering .6 million shares of our common stock to the forward counterparty, we anticipate receiving net proceeds from these shares of $17.8 million based on the net settlement price of $30.88 per share described above less certain adjustments. The net proceeds from these FSA transactions will be used to repay outstanding short-term, unsecured notes under our CP program and for general corporate purposes.

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

We have classified these marketable securities as trading securities since their inception as the assets are held in rabbi trusts. Trading securities are recorded at fair value in the Consolidated Balance Sheets with any gains or losses recognized currently in earnings. We do not intend to engage in active trading of the securities, and participants in the deferred compensation plans may redirect their investments at any time. We have matched the current portion of the deferred compensation liability with the current asset and the noncurrent deferred compensation liability with the noncurrent asset; the current portion is included in “Other current assets” in “Current Assets” in the Consolidated Balance Sheets.

The money market investments in the trust approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on the quoted market prices as traded on the exchanges. The composition of these securities as of January 31, 2013 and October 31, 2012 is as follows.

	January 31, 2013		October 31, 2012
		Fair		Fair
In thousands	Cost	Value	Cost	Value
Current trading securities:
Money markets	$—	$—	$—	$—
Mutual funds	134	171	134	157

Total current trading securities	134	171	134	157

Noncurrent trading securities:
Money markets	334	334	243	243
Mutual funds	2,019	2,342	1,668	1,888

Total noncurrent trading securities	2,353	2,676	1,911	2,131

Total trading securities	$2,487	$2,847	$2,045	$2,288

8. Financial Instruments and Related Fair Value

Derivative Assets and Liabilities under Master Netting Arrangements

We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts of our derivative instruments and the fair value of the right to reclaim cash collateral. We use long position gas purchase options to provide some level of protection for our customers in the event of significant commodity price increases. As of January 31, 2013 and October 31, 2012, we had long gas purchase options providing total coverage of 24.9 million dekatherms and 35.8 million dekatherms, respectively. The long gas purchase options held at January 31, 2013 are for the period from March 2013 through January 2014.

Fair Value Measurements

We use financial instruments to mitigate commodity price risk for our customers. We also have marketable securities that are held in rabbi trusts established for certain of our deferred compensation plans. In developing our fair value measurements of these financial instruments, we utilize market data or assumptions about risk and the risks inherent in the inputs to the valuation technique. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. We classify fair value balances based on the observance of those inputs into the fair value hierarchy levels as set forth in the fair value accounting guidance and fully described in “Fair Value Measurements” in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2012.

The following table sets forth, by level of the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2013 and October 31, 2012. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the three months ended January 31, 2013 and 2012.

Recurring Fair Value Measurements as of January 31, 2013

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value
Recurring Fair Value Measurements:
Assets:
Derivatives held for distribution operations	$724	$—	$—	$724
Debt and equity securities held as trading securities:
Money markets	334	—	—	334
Mutual funds	2,513	—	—	2,513

Total recurring fair value assets	$3,571	$—	$—	$3,571

Recurring Fair Value Measurements as of October 31, 2012

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value
Recurring Fair Value Measurements:
Assets:
Derivatives held for distribution operations	$3,153	$—	$—	$3,153
Debt and equity securities held as trading securities:
Money markets	243	—	—	243
Mutual funds	2,045	—	—	2,045

Total recurring fair value assets	$5,441	$—	$—	$5,441

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

In developing the fair value of our long-term debt, we use a discounted cash flow technique, consistently applied, that incorporates a developed discount rate using long-term debt similarly rated by credit rating agencies combined with the U.S. Treasury benchmark with consideration given to maturities, redemption terms and credit ratings similar to our debt issuances. The carrying amount and fair value of our long-term debt, including the current portion, which is classified within Level 2, are shown below.

	Carrying
In thousands	Amount	Fair Value
As of January 31, 2013	$975,000	$1,139,724
As of October 31, 2012	975,000	1,163,227

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

The following table presents the fair value and balance sheet classification of our financial options for natural gas as of January 31, 2013 and October 31, 2012.

Fair Value of Derivative Instruments

	Fair Value	Fair Value
In thousands	January 31, 2013	October 31, 2012
Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:
Asset Financial Instruments:
Current Assets—Gas purchase derivative assets (March 2013-January 2014)	$724

Current Assets—Gas purchase derivative assets (December 2012-October 2013)		$3,153

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

The following table presents the impact that financial instruments not designated as hedging instruments under derivative accounting standards would have had on the Consolidated Statements of Comprehensive Income for the three months ended January 31, 2013 and 2012, absent the regulatory treatment under our approved PGA procedures.

	Amount of Loss Recognized		Amount of Loss Deferred
	on Derivatives Instruments		Under PGA Procedures
	Three Months Ended		Three Months Ended		Location of Loss
	January 31		January 31		Recognized through
In thousands	2013	2012	2013	2012	PGA Procedures
Gas purchase options	$2,475	$2,923	$2,475	$2,923	Cost of Gas

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

9. Commitments and Contingent Liabilities

Long-term contracts

We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. Costs arising from the gas supply commodity and capacity commitments, while significant, are pass-through costs to our customers and are generally fully recoverable through our PGA procedures and prudence reviews in North Carolina and South Carolina and under the TIP in Tennessee. The time periods for pipeline and storage capacity contracts are up to nineteen years. The time periods for gas supply contracts are up to nine months. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service are up to four years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles, equipment and contractors.

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

Letters of Credit

We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $2.1 million in letters of credit that were issued and outstanding at January 31, 2013. Additional information concerning letters of credit is included in Note 5 to the consolidated financial statements in this Form 10-Q.

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

There are four other MGP sites located in Hickory and Reidsville, North Carolina, Nashville, Tennessee and Anderson, South Carolina that we have owned, leased or operated and for which we have an investigation and remediation liability. In fiscal year 2012, we performed soil remediation work at our Reidsville site. In July 2012, the North Carolina Department of Environment and Natural Resources (NCDENR) approved our proposed groundwater investigation work plan, which included installing five monitoring wells in September 2012. The water samples from these wells yielded uncontaminated groundwater. We will submit a no further action request to the NCDENR. We have incurred $.6 million of remediation costs at the Reidsville site through January 31, 2013.

As part of a voluntary agreement with the NCDENR, we conducted and completed soil remediation for the Hickory, North Carolina MGP site in 2010. A Phase II groundwater investigation was conducted in 2011. A groundwater remedial action plan was submitted and approved by the NCDENR in 2012. We continue to conduct quarterly groundwater monitoring at this site in accordance with our site remediation plan. We have incurred $1.5 million of remediation costs at this site through January 31, 2013.

In November 2008, we submitted our final report of the remediation of the Nashville MGP holding tank site to the Tennessee Department of Environment and Conservation (TDEC). Remediation has been completed, and a final consent order imposing land usage restrictions on the property was approved and signed by the TDEC in June 2010. The final consent order required two years of semi-annual groundwater monitoring, which has been completed. In February 2013, we received a letter from the TDEC certifying completion of the actions agreed to be taken in the consent order. We have incurred $1.5 million of remediation costs at this site through January 31, 2013.

During 2008, we became aware of and began investigating soil and groundwater molecular sieve contamination concerns at our Huntersville LNG facility. The molecular sieve and the related contaminated soil were removed and properly disposed, and in June 2010, we received a determination letter from the NCDENR that no further soil remediation would be required at the site for this issue. In September 2011, we received a letter from the NCDENR indicating their desire to enter into an Administrative Consent Order (ACO) addressing the remaining groundwater issues at the site. On April 11, 2012, we entered into a no admit/no deny ACO that imposed a fine of $40,000, unpaid annual fees totaling $18,000 and $1,860 for investigative and administrative costs. As part of the ACO, we were required to develop a site assessment plan to determine the extent of the groundwater contamination related to the sieve burial, a groundwater remediation strategy and a groundwater and surface water site-wide monitoring program. A site assessment plan was accepted by the NCDENR, and we began groundwater sampling in July 2012. We performed an initial round of sampling in our first quarter, and we continue to assess the extent of the groundwater contamination. Upon completion of the assessment, we will be required to submit additional plan(s) to remediate and/or monitor the groundwater. These plan(s) are due within thirty days of the completion of the site assessment.

The Huntersville LNG facility was originally coated with lead-based paint. As a precautionary measure to ensure that no lead contamination occurs, removal of lead-based paint from the site was initiated in spring 2010. The last phase of the lead-based paint removal began in July 2012 on the LNG tank, and the remediation of rafters in a nearby building will begin in mid-2013 with completion anticipated for both projects by the end of fiscal 2014. We have incurred $4.3 million of remediation costs through January 31, 2013 for all issues at the Huntersville LNG plant site. Once the lead-based paint is removed at our Huntersville LNG facility, we expect there will be no potential environmental or employee exposures.

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

For all matters discussed above, as of January 31, 2013, our estimated undiscounted environmental liability totaled $1.9 million and consisted of $1.1 million for the MGP sites for which we retain remediation responsibility, $.3 million for the LNG facilities, $.2 million for the groundwater remediation at the Huntersville LNG site and $.3 million for the USTs not yet remediated. The costs we reasonably expect to incur are estimated using assumptions based on actual costs incurred, the timing of future payments and inflation factors, among others.

As of January 31, 2013, our regulatory assets for unamortized environmental costs in our three state territory totaled $10.3 million. We received approval from the TRA to recover $2 million of our deferred Tennessee environmental costs over an eight year period beginning March 2012, pursuant to the recent general rate case proceeding in Tennessee. We will seek recovery of the remaining balance in future rate proceedings.

Further evaluation of the MGP, LNG and UST sites and removal of lead-based paint at our LNG site could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

Additional information concerning commitments and contingencies is set forth in Note 8 to the consolidated financial statements of our Form 10-K for the year ended October 31, 2012.

10. Employee Benefit Plans

Components of the net periodic benefit cost for our defined benefit pension plans and our other postretirement employee benefits (OPEB) plan for the three months ended January 31, 2013 and 2012 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2013	2012	2013	2012	2013	2012
Service cost	$3,150	$2,475	$—	$10	$332	$347
Interest cost	2,475	2,650	40	51	282	337
Expected return on plan assets	(5,300)	(5,125)	—	—	(416)	(388)
Amortization of transition obligation	—	—	—	—	167	167
Amortization of prior service (credit) cost	(550)	(550)	20	20	—	—
Amortization of actuarial loss	2,750	1,375	40	12	—	—

Total	$2,525	$825	$100	$93	$365	$463

In November 2012, we contributed $20 million to the qualified pension plan, and in January 2013, we contributed $.7 million to the money purchase pension plan. We anticipate that we will contribute the following amounts to our other plans in 2013.

In thousands
Nonqualified pension plans	$502
OPEB plan	1,500

We have a non-qualified defined contribution restoration (DCR) plan that we fund annually and that covers all officers at the vice president level and above. For the three months ended January 31, 2013, we contributed $.4 million to this plan. Participants may not contribute to the DCR plan. We have a voluntary deferral plan for the benefit of all director-level employees and officers, where we make no contributions to this plan. Both deferred compensation plans are funded through rabbi trusts with a bank as the trustee. As of January 31, 2013, we have a liability of $2.9 million for these plans.

See Note 7 and Note 8 to the consolidated financial statements in this Form 10-Q for information on the investments in marketable securities that are held in the trusts.

11. Employee Share-Based Plans

Under our shareholder approved ICP, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year incentive plan performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months ended January 31, 2013 and 2012, we recorded compensation expense, and as of January 31, 2013 and October 31, 2012, we have accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

In December 2010, a long-term retention stock unit award under the ICP (where a stock unit equals one share of our common stock upon vesting) was approved for eligible officers and other participants to support our succession planning and retention strategies. This retention stock unit award will vest for participants who have met the retention requirements at the end of a three-year period ending in December 2013 in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. The Compensation Committee of our Board of Directors has the discretion to accelerate the vesting of all or a portion of a participant’s units. For the three months ended January 31, 2013 and 2012, we recorded compensation expense, and as of January 31, 2013 and October 31, 2012, we have accrued a liability for this award based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value at the settlement date.

Also under our approved ICP, 64,700 unvested retention stock units were granted to our President and Chief Executive Officer in December 2011. During the five-year vesting period, any dividend equivalents will accrue on these stock units and be converted into additional units at the same rate and based on the closing price on the same payment date as dividends on our common stock. The stock units will vest, payable in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation, over a five-year period only if he is an employee on each vesting date. In accordance with the vesting schedule, 20% of the units vest on December 15, 2014, 30% of the units vest on December 15, 2015 and 50% of the units vest on December 15, 2016. For the three months ended January 31, 2013, we recorded compensation expense, and as of January 31, 2013, we have accrued a liability for this award based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value at the settlement date.

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

The compensation expense related to the incentive compensation plans for the three months ended January 31, 2013 and 2012, and the amounts recorded as liabilities as of January 31, 2013 and October 31, 2012 are presented below.

	Three Months
In thousands	2013	2012
Compensation expense	$1,856	$1,575

	January 31,	October 31,
	2013	2012
Liability	$8,495	$10,631

On a quarterly basis, we issue shares of common stock under the ESPP and have accounted for the issuance as an equity transaction. The exercise price is calculated as 95% of the fair market value on the purchase date of each quarter where fair market value is determined by calculating the mean average of the high and low trading prices on the purchase date.

12. Equity Method Investments

The consolidated financial statements include the accounts of wholly owned subsidiaries whose investments in joint venture, energy-related businesses are accounted for under the equity method. Our ownership interest in each entity is included in “Equity method investments in non-utility activities” in “Noncurrent Assets” in the Consolidated Balance Sheets. Earnings or losses from equity method investments are included in “Income from equity method investments” in “Other Income (Expense) in the Consolidated Statements of Comprehensive Income.

Cardinal Pipeline Company, L.L.C.

We own 21.49% of the membership interests in Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the NCUC.

Cardinal enters into interest-rate swap agreements to modify the interest characteristics of its unsecured long-term debt. Our share of movements in the market value of these agreements are recorded as a hedge in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Consolidated Balance Sheets; the detail of our share of the market value of the swap agreements is combined with our other equity method investments and presented in “Other Comprehensive Loss, net of tax” in the Consolidated Statements of Comprehensive Income. Cardinal’s long-term debt is nonrecourse to the members.

We have related party transactions as a transportation customer of Cardinal, and we record the transportation costs charged by Cardinal in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For each period of the three months ended January 31, 2013 and 2012, these transportation costs and the amounts we owed Cardinal as of January 31, 2013 and October 31, 2012 are as follows.

	Three Months
In thousands	2013	2012
Transportation costs	$2,139	$1,035

	January 31,	October 31,
	2013	2012
Trade accounts payable	$457	$855

Pine Needle LNG Company, L.L.C.

We own 40% of the membership interests in Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle owns an interstate LNG storage facility in North Carolina and is regulated by the FERC.

Pine Needle enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. Our share of movements in the market value of these agreements are recorded as a hedge in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Consolidated Balance Sheets; the detail of our share of the market value of the swap agreements is combined with our other equity method investments and presented in “Other Comprehensive Loss, net of tax” in the Consolidated Statements of Comprehensive Income. Pine Needle’s long-term debt is nonrecourse to the members and is secured by Pine Needle’s assets and by each member’s equity investment in Pine Needle.

We have related party transactions as a customer of Pine Needle, and we record the storage costs charged by Pine Needle in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For each period of the three months ended January 31, 2013 and 2012, these gas storage costs and the amounts we owed Pine Needle as of January 31, 2013 and October 31, 2012 are as follows.

	Three Months
In thousands	2013	2012
Gas storage costs	$2,785	$2,519

	January 31,	October 31,
	2013	2012
Trade accounts payable	$951	$914

SouthStar Energy Services LLC

We own 15% of the membership interests in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States and Ohio with most of its business being conducted in the unregulated retail gas market in Georgia. We account for our investment in SouthStar using the equity method, as we have board representation with equal voting rights on significant governance matters and policy decisions, and thus, exercise significant influence over the operations of SouthStar.

SouthStar uses financial contracts to moderate the effect of price and weather changes on the timing of its earnings. These financial contracts, in the form of futures, options and swaps, are considered to be derivatives and fair value is based on selected market indices. Our share of movements in the market value of these contracts are recorded as a hedge in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Consolidated Balance Sheets; the detail of our share of the market value of these contracts is combined with our other equity method investments and presented in “Other Comprehensive Loss, net of tax” in the Consolidated Statements of Comprehensive Income.

We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record the amounts billed to SouthStar in “Operating Revenues” in the Consolidated Statements of Comprehensive Income. For each period of the three months ended January 31, 2013 and 2012, our operating revenues from these sales and the amounts SouthStar owed us as of January 31, 2013 and October 31, 2012 are as follows.

	Three Months
In thousands	2013	2012
Operating revenues	$(9)	$(112)

	January 31,	October 31,
	2013	2012
Trade accounts receivable	$5	$473

Hardy Storage Company, LLC

We own 50% of the membership interests in Hardy Storage Company, LLC (Hardy Storage), a West Virginia limited liability company. Hardy Storage owns and operates an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia, that is regulated by the FERC.

We have related party transactions as a customer of Hardy Storage and record the storage costs charged by Hardy Storage in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For each period of the three months ended January 31, 2013 and 2012, these gas storage costs and the amounts we owed Hardy Storage as of January 31, 2013 and October 31, 2012 are as follows.

	Three Months
In thousands	2013	2012
Gas storage costs	$2,425	$2,425

	January 31,	October 31,
	2013	2012
Trade accounts payable	$808	$808

Constitution Pipeline Company, LLC

On November 9, 2012, we entered into an agreement to become a 24% equity member of Constitution Pipeline Company, LLC (Constitution), a Delaware limited liability company. The other members are subsidiaries of The Williams Companies, Inc. and Cabot Oil & Gas Corporation. A subsidiary of The Williams Companies is the operator of the project. The purpose of the joint venture is to construct and operate approximately 123 miles of interstate natural gas pipeline and related facilities connecting natural gas gathering systems in Susquehanna County, Pennsylvania to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost between $700 – $800 million. As of January 31, 2013, our current fiscal year contributions were $7.5 million, and we expect our total contributions will be an estimated $180 million through 2015 with approximately 90% of that funding to occur during our fiscal 2014 and 2015 years. The target in-service date of the project is March 2015. The capacity of the pipeline is 100% subscribed under fifteen year service agreements with a negotiated rate structure.

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

As of January 31, 2013, we have determined that we are not the primary beneficiary, as defined by the authoritative guidance related to consolidations, in any of our equity method investments, as discussed in Note 12 to the consolidated financial statements in this Form 10-Q. Based on our involvement in these investments, we do not have the power to direct the activities of these investments that most significantly impact the VIE’s economic performance. As we are not the consolidating investor, we will continue to apply equity method accounting to these investments, as discussed in Note 12 to the consolidated financial statements in this Form 10-Q. Our maximum loss exposure related to these equity method investments is limited to our equity investment in each entity. As of January 31, 2013 and October 31, 2012, our investment balances are as follows.

	January 31,	October 31,
In thousands	2013	2012
Cardinal	$18,365	$17,969
Pine Needle	19,176	19,239
SouthStar	22,400	18,118
Hardy Storage	32,626	32,541
Constitution	7,672	—

Total equity method investments in non-utility activities	$100,239	$87,867

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

We evaluate the performance of the regulated utility segment based on margin, operations and maintenance expenses and operating income. We evaluate the performance of the non-utility activities segment based on earnings from the ventures. The basis of segmentation and the basis of the measurement of segment profit or loss are the same as reported in the Consolidated Financial Statements in our Form 10-K for the year ended October 31, 2012.

Operations by segment for the three months ended January 31, 2013 and 2012 are presented below.

	Regulated		Non-utility
	Utility		Activities		Total
In thousands	2013	2012	2013	2012	2013	2012
Three Months
Revenues from external customers	$515,875	$471,840	$—	$—	$515,875	$471,840
Margin	231,623	220,237	—	—	231,623	220,237
Operations and maintenance expenses	55,882	58,397	59	23	55,941	58,420
Income from equity method investments	—	—	7,155	6,292	7,155	6,292
Operating income (loss) before income taxes	139,512	127,040	(135)	(107)	139,377	126,933
Income before income taxes	134,877	119,581	7,019	6,185	141,896	125,766

Reconciliations to the Consolidated Statements of Comprehensive Income for the three months ended January 31, 2013 and 2012 are presented below.

	Three Months
In thousands	2013	2012
Operating Income:
Segment operating income before income taxes	$139,377	$126,933
Utility income taxes	(53,299)	(47,221)
Non-utility activities before income taxes	135	107

Operating income	$86,213	$79,819

Net Income:
Income before income taxes for reportable segments	$141,896	$125,766
Income taxes	(55,973)	(49,539)

Net income	$85,923	$76,227

15. Subsequent Events

We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. All subsequent events of which we are aware were evaluated. For information on subsequent event disclosures related to our capital stock and environmental matters, see Note 6 and Note 9, respectively, to the consolidated financial statements in this Form 10-Q.

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

Overview

Piedmont Natural Gas Company, Inc., which began operations in 1951, is an energy services company whose principal business is the distribution of natural gas to over one million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including 52,400 customers served by municipalities who are our wholesale customers. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, and regulated interstate natural gas transportation and storage and intrastate natural gas transportation businesses. Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” or “Piedmont” means consolidated Piedmont Natural Gas Company, Inc. and its subsidiaries.

We have two reportable business segments, regulated utility and non-utility activities, with the regulated utility segment being the largest. Factors critical to the success of the regulated utility include operating a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses. The percentages of the assets as of January 31, 2013 and earnings before taxes by segments for the three months ended January 31, 2013 are presented below.

		Earnings
	Assets	Before Taxes
Regulated Utility	97%	95%

Non-utility Activities:
Regulated non-utility activities	2%	2%
Unregulated non-utility activities	1%	3%

Total non-utility activities	3%	5%

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

We are also subject to various federal regulations that affect our utility and non-utility operations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the Federal Energy Regulatory Commission that affect the certification and siting of new interstate natural gas pipeline projects, the purchase and sale of, the prices paid for, and the terms and condition of service for the interstate transportation and storage of natural gas, regulations of the U.S. Department of Transportation that affect the design, construction, operation, maintenance, integrity, safety and security of natural gas distribution and transmission systems, and regulations of the Environmental Protection Agency relating to the environment. In addition, we are subject to numerous other regulations, such as those relating to employment and benefit practices, which are generally applicable to companies doing business in the United States of America.

Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to recover the cost of natural gas we purchase for our customers and our operating expenses and to earn a fair rate of return on invested capital for our shareholders. Our ability to earn our authorized rates of return is based in part on our ability to reduce or eliminate regulatory lag and also by improved rate designs that decouple the recovery of our approved margins from customer usage patterns impacted by seasonal weather patterns and customer conservation.

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

In North Carolina, we have a margin decoupling mechanism that provides for the recovery of our approved margin from residential and commercial customers on an annual basis independent of consumption patterns. The margin decoupling mechanism provides for semi-annual rate adjustments to refund any over-collection of margin or to recover any under-collection of margin. In South Carolina, we operate under a rate stabilization adjustment tariff mechanism that achieves the objectives of margin decoupling for residential and commercial customers with a one year lag. Under the rate stabilization adjustment tariff mechanism, we restate our rates in South Carolina based on updated costs and revenues on an annual basis. We also have a weather normalization adjustment (WNA) mechanism for residential and commercial customers in South Carolina for bills rendered during the months of November through March and in Tennessee for bills rendered during the months of October through April that partially offsets the impact of colder- or warmer-than-normal winter weather. Our WNA formulas calculate the actual weather variance from normal, using 30 years of history, and increases revenues when weather is warmer than normal and decreases revenues when weather is colder than normal. The WNA formulas do not ensure full recovery of approved margin during periods when customer consumption patterns vary from consumption patterns used to establish the WNA factors.

In all three states, the gas cost portion of our costs is recoverable through purchased gas adjustment (PGA) procedures and is not affected by the margin decoupling mechanism or the WNA mechanism. For the three months ended January 31, 2013, these and other rate designs stabilized our gas utility margin by providing fixed recovery of 69% of our utility margin, including margin decoupling in North Carolina, facilities charges to our customers and fixed-rate contracts; semi-fixed recovery of 22% of our utility margin, including the rate stabilization mechanism in South Carolina and WNA in South Carolina and Tennessee; and volumetric or periodic renegotiation of 9% of our utility margin, including our secondary market programs. For further information on state commission regulation, see Note 2 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2012.

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

For further discussion of our strategic objectives, see the “Overview” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended October 31, 2012.

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

Focus Areas and Achievements

Managing Gas Supplies and Prices. Our gas supply acquisition strategy is regularly reviewed and adjusted to ensure that we have sufficient and reliable supplies of competitively-priced natural gas to meet the needs of our utility customers. Natural gas development and production in North America continues to provide supply stability and price moderation for natural gas as an energy commodity. Over the past five years, the lower price of natural gas has allowed us to significantly lower the cost of gas to our customers, and we have filed for a further reduction in our rates in North Carolina and South Carolina that were effective February 1, 2013. Currently, natural gas has a price advantage over many other fuels, and it is anticipated that the cost of natural gas will remain competitive due to abundant domestic sources of shale gas reserves.

In November 2012, in order to provide diversification, reliability and gas cost benefits to our customers, we signed long-term contracts to source more of our gas supplies from the Marcellus shale basin in Pennsylvania for our markets in the Carolinas. These new supply arrangements are scheduled to begin in December 2015.

Customer Growth. With some improvement in economic conditions and target marketing on the benefits of natural gas, customer gains in the first fiscal quarter improved 9% from the same period in 2012. Lower wholesale natural gas costs continued to favorably position natural gas relative to other energy sources. Customer gains in our residential new construction and conversion markets increased 12% for the three months ended January 31, 2013 compared to the same period in 2012. Commercial customer additions decreased 10% for the three months ended January 31, 2013 compared to 2012, reflecting a reduction in new construction activity coupled with a longer sales cycle for conversions. We forecast continuing gross customer growth for fiscal 2013 of slightly better than 1%. Overall, total customers billed increased 1% for the three months ended January 31, 2013 compared to the same period in 2012.

We continue to execute our plan to build compressed natural gas (CNG) fueling stations in our service area for use by our own vehicle fleet as well as by third party customers. We currently own and operate eight company CNG fueling stations at Company resource centers with 14% of our vehicle fleet capable of using CNG. We are marketing our CNG fueling stations to commercial fleets to utilize these CNG stations and will serve commercial customers with fueling stations at their sites where there is sufficient demand. We sold 15,200 dekatherms of CNG to commercial customers for the three months ended January 31, 2013, which is equivalent to approximately 225 homes, and used 1,100 dekatherms of CNG in our own fleets. Through sales of CNG to our commercial customers and use by our own fleet, this CNG usage displaced approximately 129,600 gallons of gasoline and diesel fuel.

Capital Expenditures. We continue to make progress with capital projects that we expect will provide benefits to our customers through safe and reliable natural gas service, while providing our shareholders a reasonable return on invested capital. We have one pipeline expansion project under construction to provide natural gas delivery service to a power generation facility currently under construction in North Carolina with a targeted in service date of June 2013. See the discussion of our forecasted capital investment related to the construction of natural gas pipelines and compressor stations to serve a new power generation facility in “Cash Flows from Investing Activities” in Item 2 of this Form 10-Q in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are increasing our utility capital expenditures for pipeline integrity, safety and compliance programs as well as system and technology infrastructure. To ensure safe and efficient pipeline operations, we are developing a new work and asset management system. These capital expenditures will require rate cases or other regulatory mechanisms to obtain a return of and on those capital costs. See further discussion in the section below on “Business Process and Technology Improvements.”

Regulatory Activity. Even though we have WNA mechanisms in South Carolina and Tennessee, we are not fully insulated from the effects of weather that are significantly warmer than normal, such as weather that we continue to experience during the 2012-2013 winter heating season. Weather for the three months ended January 31, 2013 was 9% warmer than normal and 8% colder than the same prior year period.

For the three months ended January 31, 2013, the margin decoupling mechanism in North Carolina increased margin by $7.3 million, and the WNA mechanisms in South Carolina and Tennessee increased margin by $5 million.

Business Process and Technology Improvements. To support our strategic objective of excellence in customer service and sustainable business practices through safe and efficient pipeline operations, we are in the process of a multi-year program designed to bring additional technology and automation to our field operations by providing systems and information to enable operations employees to more effectively and efficiently manage our pipeline assets, ensure operating efficiencies and facilitate compliance with pipeline safety and integrity regulations. These enhanced new systems and process programs, which include multiple projects, will be integrated with our current and future financial and other business systems.

Cost Containment Measures. We continue to focus on improving operating efficiency and productivity and cost containment discipline where possible in payroll, corporate overhead charges and various discretionary spending categories. We will manage our business as efficiently as possible consistent with providing safe, reliable and cost effective services to our customers.

Financial Strength and Flexibility. In order to profitably fund our Company’s investment in growth and our ongoing capital needs, we have executed our financing programs to optimize and reduce our cost of capital, preserve our liquidity and strong balance sheet and protect our high quality credit ratings. We have an open shelf registration filed with the SEC in June 2011 that is available for future issuances of debt or equity. On January 29, 2013, we entered into an underwriting agreement to sell up to 4.6 million shares of our common stock, priced to the public at $32 per share. Of the 4.6 million shares, 3 million shares were issued on February 4, 2013 providing net proceeds of $92.6 million, and the remaining shares will be issued later in 2013 under the forward sale agreements (FSAs). For further information on this offering, see Note 6 to the consolidated financial statements in this Form 10-Q and the following discussion of “Cash Flows from Financing Activities.”

Additional information on operating results for the three-month period follows.

Results of Operations

We reported net income of $85.9 million for the three months ended January 31, 2013 as compared to $76.2 million for the same period in 2012. The following table provides a comparison of the components of our Consolidated Statements of Comprehensive Income for the three months ended January 31, 2013 as compared with the three months ended January 31, 2012.

Comprehensive Income Statement Components

	Three Months Ended January 31
In thousands, except per share amounts	2013	2012	Variance	Percent Change
Operating Revenues	$515,875	$471,840	$44,035	9.3%
Cost of Gas	284,252	251,603	32,649	13.0%

Margin	231,623	220,237	11,386	5.2%

Operations and Maintenance	55,882	58,397	(2,515)	(4.3)%
Depreciation	26,701	26,178	523	2.0%
General Taxes	9,528	8,622	906	10.5%
Utility Income Taxes	53,299	47,221	6,078	12.9%

Total Operating Expenses	145,410	140,418	4,992	3.6%

Operating Income	86,213	79,819	6,394	8.0%
Other Income (Expense), net of tax	4,167	3,614	553	15.3%
Utility Interest Charges	4,457	7,206	(2,749)	(38.1)%

Net Income	$85,923	$76,227	$9,696	12.7%

Average Shares of Common Stock:
Basic	72,356	72,126	230	0.3%
Diluted	72,725	72,433	292	0.4%

Earnings Per Share of Common Stock:
Basic	$1.19	$1.06	$0.13	12.3%
Diluted	$1.18	$1.05	$0.13	12.4%

Margin by Customer Class

	Three Months Ended January 31
In thousands	2013		2012
Sales and Transportation:
Residential	$137,914	60%	$134,219	61%
Commercial	59,855	26%	58,083	26%
Industrial	16,330	7%	14,939	7%
Power Generation	10,115	4%	5,803	3%
For Resale	2,106	1%	2,129	1%

Total	226,320	98%	215,173	98%
Secondary Market Sales	3,313	1%	2,542	1%
Miscellaneous	1,990	1%	2,522	1%

Total	$231,623	100%	$220,237	100%

Key statistics are shown in the table below for the three months ended January 31, 2013 and 2012.

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended
	January 31
	2013	2012	Variance	Percent Change
Deliveries in Dekatherms (in thousands):
Sales Volumes	42,468	38,596	3,872	10.0%
Transportation Volumes	65,480	52,369	13,111	25.0%

Throughput	107,948	90,965	16,983	18.7%

Secondary Market Volumes	16,347	11,447	4,900	42.8%

Customers Billed (at period end)	994,577	983,481	11,096	1.1%
Gross Customer Additions	3,746	3,438	308	9.0%

Degree Days
Actual	1,691	1,568	123	7.8%
Normal	1,849	1,869	(20)	(1.1)%
Percent warmer than normal	(8.5)%	(16.1)%	n/a	n/a

Number of Employees (at period end)	1,746	1,782	(36)	(2.0)%

Operating Revenues

Changes in operating revenues for the three months ended January 31, 2013 compared with the same period in 2012 are presented below.

Changes in Operating Revenues—Increase (Decrease)

In millions
Residential and commercial customers	$16.2
Industrial customers	3.6
Power generation customers	6.0
Secondary market	29.8
Margin decoupling mechanism	(9.5)
WNA mechanisms	(2.1)

Total	$44.0

•	Residential and commercial customers – the increase is primarily due to higher consumption from colder weather and slightly higher gas costs passed through to sales customers.

•	Industrial customers – the increase is primarily due to colder weather and customer growth.

•	Power generation customers – the increase is primarily due to increased transportation services.

•	Secondary market – the increase is due to increased activity and margins in the wholesale market. Secondary market transactions consist of off-system sales and capacity release arrangements and are part of our regulatory gas supply management program with regulatory-approved sharing mechanisms between our utility customers and our shareholders.

•	Margin decoupling mechanism – the decrease is due to colder weather in North Carolina. As discussed in “Financial Condition and Liquidity,” the margin decoupling mechanism in North Carolina adjusts for variations in residential and commercial use per customer, including those due to weather and conservation.

•	WNA mechanisms – the decrease is due to colder weather in South Carolina and Tennessee.

Cost of Gas

Changes in cost of gas for the three months ended January 31, 2013 compared with the same period in 2012 are presented below.

Changes in Cost of Gas—Increase (Decrease)

In millions
Commodity gas costs passed through to sales customers	$16.0
Commodity gas costs in secondary market transactions	29.1
Pipeline demand charges	3.5
Regulatory approved gas cost mechanisms	(16.0)

Total	$32.6

•	Commodity gas costs passed through to sales customers – the increase is due to higher volumes sold due to colder weather and slightly higher wholesale gas costs passed through to sales customers.

•	Commodity gas costs in secondary market transactions – the increase is due to increased activity and higher average wholesale gas costs.

•	Pipeline demand charges – the increase is due to increased demand costs, decreased asset manager payments and decreased capacity release.

•	Regulatory approved gas cost mechanisms – the decrease is primarily due to commodity gas cost true-ups.

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

Margin

Margin, rather than revenues, is used by management to evaluate utility operations due to the regulatory passthrough of changes in wholesale gas costs. Our utility margin is defined as natural gas revenues less natural gas commodity costs and fixed gas costs for transportation and storage capacity. It is the component of our revenues that is established in general rate cases and is designed to cover our utility operating expenses and our return of and on our utility capital investments and related taxes. Our commodity gas costs accounted for 41% of revenues for the three months ended January 31, 2013, and our pipeline transportation and storage costs accounted for 7%.

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

Changes in margin for the three months ended January 31, 2013 compared with the same period in 2012 are presented below.

Changes in Margin—Increase (Decrease)

In millions
Residential and commercial customers	$5.5
Industrial customers	1.4
Power generation customers	4.3
Secondary market activity	.7
Net gas cost adjustments	(.5)

Total	$11.4

•	Residential and commercial customers – the increase is primarily due to increased volumes delivered due to colder weather, the general rate increase in Tennessee effective March 1, 2012 and customer growth in all three states.

•	Industrial customers – the increase is primarily due to higher consumption in the industrial market from colder weather and customer growth.

•	Power generation customers – the increase is due to increased transportation services.

•	Secondary market activity – the increase is primarily due to increased activity and margins in the wholesale market.

Operations and Maintenance Expenses

Changes in operations and maintenance expenses for the three months ended January 31, 2013 compared with the same period in 2012 are presented below.

Changes in Operations and Maintenance Expenses—Increase (Decrease)

In millions
Employee benefits	$(3.6)
Payroll	(.5)
Contract labor	.7
Regulatory	.6
Other	.3

Total	$(2.5)

•	Employee benefits – the decrease is primarily due to reduced group medical insurance expense from lower claims, a regulatory pension deferral in the current year versus none in the prior year, partially offset by an increase in pension expense.

•	Payroll – the decrease is primarily due to vacancies and salaries capitalized to projects, partially offset by increases in incentive plan accruals.

•	Contract labor – the increase is primarily due to timing of expenses related to pipeline integrity and maintenance programs.

•	Regulatory – the increase is due primarily to amortization of regulatory assets that began with the Tennessee general rate increase in March 2012.

Other Income (Expense)

Other Income (Expense) is comprised of income from equity method investments, non-operating income, non-operating expense and income taxes related to these items. Non-operating income includes non-regulated merchandising and service work, home service warranty programs, subsidiary operations, interest income and other miscellaneous income. Non-operating expense is comprised of charitable contributions and miscellaneous expenses. Activity for the three months ended January 31, 2013 compared with the same period in 2012 was comparable.

Utility Interest Charges

Changes in utility interest charges for the three months ended January 31, 2013 compared with the same period in 2012 are presented below.

Changes in Utility Interest Charges—Increase (Decrease)

In millions
Borrowed Allowance for Funds Used During Construction (AFUDC)	$(3.9)
Regulatory interest expense, net	(.7)
Interest expense on short-term debt	(.7)
Interest expense on long-term debt	2.7
Other	(.1)

Total	$(2.7)

•	Borrowed AFUDC – the decrease to interest expense is due to an increase in capitalized interest primarily as a result of increased project construction expenditures.

•	Regulatory interest expense, net – the decrease is primarily due to interest charged on increased amounts due from customers, which is recorded as interest income.

•	Interest expense on short-term debt – the decrease is primarily due to interest rates that are on average 79 basis points lower than the same prior period, partially offset by higher balances outstanding during the current period used for utility capital expenditures and other corporate purposes.

•	Interest expense on long-term debt – the increase is primarily due to higher amounts of long-term debt outstanding in the current period.

Financial Condition and Liquidity

Our capital market strategy has continued to focus on maintaining a strong balance sheet, ensuring sufficient cash resources and daily liquidity, accessing capital markets at favorable times when needed, managing critical business risks, and maintaining a balanced capital structure through the issuance of equity and long-term debt securities or the repurchase of our equity securities. The need for long-term capital is driven by long-term debt maturities and the level and timing of capital expenditures. Our issuance of long-term debt and equity securities is subject to regulation by the NCUC. On January 29, 2013, we offered 4.6 million shares of our common stock for sale under an open combined debt and equity shelf registration statement, and on February 4, 2013, we issued 3 million of those common shares. Also on January 29, 2013, in connection with the offering of these shares, we entered into a FSA for up to 1 million shares to be settled no later than December 15, 2013. On February 19, 2013, we entered into an additional FSA as part of the offering for an additional .6 million shares to be settled no later than December 15, 2013. For further information on these transactions, see Note 6 to the consolidated financial statements in this Form 10-Q.

To meet our capital and liquidity requirements outside of the long-term capital markets, we rely on certain resources, including cash flows from operating activities, cash generated from our investments in joint ventures and short-term debt. Operating activities primarily provides the liquidity to fund our working capital, a portion of our capital expenditures and other cash needs.

Short-term debt is vital to meet the timing of our working capital needs, such as our seasonal requirements for gas supply, pipeline capacity, payment of dividends, general corporate liquidity, a portion of our capital expenditures and approved investments. We rely on short-term debt together with long-term capital markets to provide a significant source of liquidity to meet operating requirements that are not satisfied by internally generated cash flows. Currently, cash flows from operations are not adequate to finance the full cost of planned capital expenditures, which are fundamental to support our system infrastructure and growth.

We believe that the capacity of short-term credit available to us under our revolving syndicated credit facility and our commercial paper (CP) program and the issuance of long-term debt and equity securities, together with cash provided by operating activities, will continue to allow us to meet our needs for working capital, construction expenditures, investments in joint ventures, anticipated debt redemptions, dividend payments, employee benefit plan contributions and other cash needs. Our ability to satisfy all of these requirements is dependent upon our future operating performance and other factors, some of which we are not able to control. These factors include prevailing economic conditions, regulatory changes, the price and demand for natural gas and operational risks, among others. Liquidity has been enhanced by the extension of bonus depreciation legislation. For further information on bonus depreciation, see the following discussion of “Cash Flows from Operating Activities.”

Short-Term Debt. We have a $650 million five-year revolving syndicated credit facility that expires in October 2017 and has an option to request an expansion up to $850 million. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount up to $650 million. The five-year revolving syndicated credit facility contains normal and customary financial covenants.

We have a $650 million unsecured CP program that is backstopped by the revolving syndicated credit facility. The notes issued under the CP program may have maturities not to exceed 397 days from the date of issuance. The amounts outstanding under the revolving syndicated credit facility and the CP program, either individually or in the aggregate, cannot exceed $650 million. Any borrowings under the CP program rank equally with our other unsubordinated and unsecured debt.

Highlights for our short-term debt as of January 31, 2013 and for the quarter ended January 31, 2013 are presented below.

Short-Term Debt

As of January 31, 2013

	Credit	Commercial	Total
In thousands	Facility	Paper	Borrowings
End of period (January 31, 2013):
Amount outstanding	$—	$530,000	$530,000
Weighted average interest rate	—%	0.34%	0.34%
During the period (November 1, 2012—January 31, 2013):
Average amount outstanding	$100	$479,000	$479,100
Minimum amount outstanding (1)	—	390,000	390,000
Maximum amount outstanding (1)	10,000	555,000	555,000
Minimum interest rate (2)	1.12%	.32%	.32%
Maximum interest rate	1.12%	.45%	1.12%
Weighted average interest rate	1.12%	.39%	.39%
Maximum amount outstanding:
November 2012	$—	$465,000	$465,000
December 2012	10,000	530,000	530,000
January 2013	—	555,000	555,000

(1)	During December 2012, we were borrowing under both the credit facility and CP program for a portion of the month.
(2)	This is the minimum rate when we were borrowing under the credit facility and/or CP program.

As of January 31, 2013, we had $10 million available for letters of credit under our revolving syndicated credit facility, of which $2.1 million were issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of January 31, 2013, unused lines of credit available under our revolving syndicated credit facility, including the issuance of the letters of credit, totaled $117.9 million.

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

Net cash provided by operating activities was $12.6 million and $24.6 million for the three months ended January 31, 2013 and 2012, respectively. Net cash provided by operating activities reflects an increase of $9.7 million in net income for 2013 compared with 2012 primarily due to higher margin and lower interest expense partially offset by higher operating expenses. The effect of changes in working capital on net cash provided by operating activities is described below.

•	Trade accounts receivable and unbilled utility revenues increased $183.8 million from October 31, 2012 primarily due to colder weather and higher consumption of natural gas. Volumes sold to weather-sensitive residential and commercial customers increased 3.9 million dekatherms as compared with the same prior period primarily due to 8% colder weather during the current period. Total throughput increased 17 million dekatherms as compared with the same prior period, largely from 11.4 million dekatherms, or 42%, increased deliveries to power generation customers as well as increased sales to residential and commercial customers.

•	Net amounts due from customers decreased $22.7 million from October 31, 2012 primarily due to the collection of deferred gas costs through rates.

•	Gas in storage increased $6 million in the current period primarily due to increased volumes in storage, partially offset by a decrease in the weighted average cost of gas purchased for injections during the current period.

•	Prepaid gas costs decreased $26.7 million in the current period primarily due to gas being made available for sale during the period. Under some gas supply asset management contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have WNA mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers in South Carolina and in October through April for residential and commercial customers in Tennessee. The WNA mechanisms in South Carolina and Tennessee generated charges to customers of $5 million and $7.1 million in the three months ended January 31, 2013 and 2012, respectively. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” in “Current Assets” or “Amounts due to customers” in “Current Liabilities” in the Consolidated Balance Sheets for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism increased margin by $7.3 million and $16.8 million in the three months ended January 31, 2013 and 2012, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanisms.

The American Taxpayer Relief Act of 2012, enacted in January 2013, and The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, enacted in December 2010 (the Acts), extended the 50% bonus depreciation that expired December 2009 and temporarily increased bonus depreciation for federal income tax purposes to 100% for certain qualified investments. These provisions are effective for our fiscal year tax returns for 2010 – 2015. Based on current capital projections and timelines, we are anticipating that bonus depreciation will reduce cash needed to pay federal income taxes during fiscal years 2010 – 2015 by $165 – $205 million as compared with cash tax needs prior to the Acts. While reducing cash tax payments, bonus depreciation will increase deferred tax liabilities by a similar amount. Rate base generally consists of net utility plant in service less utility deferred income tax liabilities. Rate base upon which authorized revenue requirements are determined is expected to increase for 2013, but less than if bonus depreciation had not been in effect.

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

Cash Flows from Investing Activities. Net cash used in investing activities was $153 million and $104.6 million for the three months ended January 31, 2013 and 2012, respectively. Net cash used in investing activities was primarily for utility capital expenditures. Gross utility capital expenditures for the three months ended January 31, 2013 were $137.2 million as compared to $98.1 million in the same prior period primarily due to additional expenditures on system integrity projects.

We have a substantial capital expansion program for the construction of transmission and distribution facilities, purchase of equipment and other general improvements. We are increasing our spending for pipeline integrity, safety and compliance programs, and systems and technology infrastructure to enhance our pipeline system and integrity. Our program primarily supports our system infrastructure and the growth in our customer base. To ensure safe pipeline operations, we are also deploying new technology through the development of a new work and asset management system. Significant utility construction expenditures are expected for growth and system integrity and are part of our long-range forecasts that are prepared at least annually and typically cover a forecast period of five years. We are contractually obligated to expend capital as the work is completed.

We anticipate making utility capital expenditures, including AFUDC, in the range of $550 – $600 million in our fiscal year 2013, including approximately $250 million for system integrity projects, and $75 – $85 million for the completion of the Sutton power generation delivery project. Our estimates of utility capital expenditures shown below for 2013 – 2015 include system integrity projects of approximately $150 million in both 2014 and 2015. We intend to fund capital expenditures in a manner that maintains our targeted capitalization ratio of 45 – 50% in long-term debt and 50 – 55% in common equity. A portion of the funding for capital expenditures is derived from operations, including lower federal income tax payments due to accelerated depreciation as well as bonus depreciation benefits. Additional detail for the anticipated capital expenditures follows.

In millions	2013	2014	2015
Utility	$475—515	$275—325	$275—325
Sutton power generation project	75—85	—	—

Total forecasted capital expenditures	$550—600	$275—325	$275—325

In April 2010, we reached an agreement with Progress Energy Carolinas, now a subsidiary of Duke Energy Corporation, to provide natural gas delivery service to a power generation facility to be built at their existing Sutton site near Wilmington, North Carolina. The agreement calls for us to construct approximately 130 miles of transmission pipeline along with compression facilities to provide natural gas delivery service to the plant by June 2013. Our investment in the pipeline and compression facilities is supported by a long-term service agreement with fixed monthly payments.

The Sutton facilities will also create cost effective expansion capacity that we will use to help serve the growing natural gas requirements of our customers in the eastern part of North Carolina. We anticipate that a portion of the revenue requirement of this project will be included in our North Carolina utility rates because the facilities will enhance our ability to serve our other North Carolina customers.

In November 2012, we became a 24% equity member of Constitution Pipeline Company, LLC (Constitution), a Delaware limited liability company. The purpose of the joint venture is to construct and operate approximately 123 miles of interstate natural gas pipeline and related facilities connecting gathering systems in Susquehanna County, Pennsylvania to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost between $700 – $800 million. Our current fiscal year contributions through January 31, 2013 were $7.5 million, and we expect our total contributions will be an estimated $180 million through 2015 with approximately 90% of that funding to occur during our fiscal 2014 and 2015 years. The target in service date of the project is March 2015. For further information regarding this agreement, see Note 12 to the consolidated financial statements in this Form 10-Q.

Cash Flows from Financing Activities. Net cash provided by financing activities was $149 million and $83.3 million for the three months ended January 31, 2013 and 2012, respectively. Funds are primarily provided from long-term securities, short-term borrowings and the issuance of common stock through our dividend reinvestment and stock purchase plan (DRIP), our employee stock purchase plan (ESPP) and bonus depreciation. We may sell common stock and long-term debt when market and other conditions favor such long-term financing to maintain our target capital structure of 50 – 55% equity to total long-term capital. Funds are primarily used to retire long-term debt maturities, pay down outstanding short-term debt, repurchase common stock under the common stock repurchase program and pay quarterly dividends on our common stock.

Outstanding debt under our syndicated revolving credit facility and CP program increased to $530 million as of January 31, 2013 from $365 million as of October 31, 2012 primarily due to higher capital expenditures. For further information on short-term debt, see Note 5 to the consolidated financial statements in this Form 10-Q and the previous discussion of “Short-Term Debt” in “Financial Condition and Liquidity.”

We have an open combined debt and equity shelf registration statement filed with the SEC in July 2011 that is available for future use. On January 29, 2013, we entered into an underwriting agreement to sell up to 4.6 million shares of our common stock under the registration statement as follows.

•	Direct shares – 3 million shares were issued by us and delivered directly to the underwriters. The offering was settled on February 4, 2013, and we received $92.6 million from the underwriters. The shares were purchased by the underwriters at the net price of $30.88, the offering price to the public of $32 per share per the prospectus less an underwriting discount of $1.12 per share.

•	Forward shares – 1 million shares were borrowed by a forward counterparty and sold to the underwriters. Under a FSA between us and the forward counterparty dated January 29, 2013, we have agreed to sell 1 million shares to the forward counterparty to be settled no later than December 15, 2013. If we physically settle by issuing 1 million shares to the forward counterparty, the forward counterparty will, at settlement, pay us the proceeds less certain adjustments from its sale of the borrowed shares to the underwriters, which is anticipated to be $29.6 million at December 15, 2013. We have the option to settle the FSA by cash or net share settlement for all or a portion of our obligation under the FSA. We expect to settle by delivering shares.

•

Additional shares – The underwriters had a 30-day option to purchase up to an additional .6 million shares at the same price as the direct shares that would be, at our option, either issued at the time of purchase and delivered directly to the underwriters or borrowed and delivered to the underwriters by the forward counterparty. The underwriters exercised the full option, and on February 22, 2013, the forward counterparty sold .6 million borrowed shares to the underwriters. Under an additional FSA between us and the forward counterparty dated February 19, 2013, we agreed to sell .6 million shares to the forward counterparty to be settled no later than December 15, 2013. If we physically settle by issuing .6 million shares to the forward counterparty, the forward counterparty will, at settlement, pay us the proceeds less certain adjustments from its sale of the borrowed shares to the underwriters, which is anticipated to be $17.8 million at December 15, 2013. We have the option to settle the FSA by cash or net share settlement for all or a portion of our obligation under the FSA. We expect to settle by delivering shares.

We used the net proceeds from this sale of our common stock to repay outstanding unsecured notes under the CP program. We intend to use the proceeds from the FSAs for the same purpose and for general corporate purposes. For further information on our common stock, see Note 6 to the consolidated financial statements in this Form 10-Q.

We anticipate issuing $250 million in long-term debt in fiscal 2013. The balance of our $100 million of 5% medium-term notes becomes due in December 2013. We continually monitor customer growth trends and investment opportunities in our markets and the timing of any infrastructure investments that would require the need for additional long-term debt.

During the three months ended January 31, 2013 and 2012, we issued $5.7 million and $4.9 million, respectively, of common stock through DRIP and ESPP. From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Part II, Item 2 in this Form 10-Q. We do not anticipate repurchasing any of our common stock in our fiscal year 2013. During the three months ended January 31, 2012, we repurchased and retired .8 million shares for $27 million under the program.

We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which certain long-term debt was issued restrict the amount of cash dividends that may be paid. As of January 31, 2013, our retained earnings were not restricted. On March 6, 2013, the Board of Directors declared a quarterly dividend on common stock of $.31 per share, payable April 15, 2013 to shareholders of record at the close of business on March 25, 2013.

Our long-term targeted capitalization ratio is 45 – 50% in long-term debt and 50 – 55% in common equity. As of January 31, 2013, our capitalization, including current maturities of long-term debt, if any, consisted of 47% in long-term debt and 53% in common equity.

The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of January 31, 2013 and 2012, and October 31, 2012, are summarized in the table below.

	January 31		October 31		January 31
In thousands	2013	Percentage	2012	Percentage	2012	Percentage
Short-term debt	$530,000	20%	$365,000	16%	$457,500	21%
Current portion of long-term debt	100,000	4%	—	—%	—	—%
Long-term debt	875,000	34%	975,000	41%	675,000	31%

Total debt	1,505,000	58%	1,340,000	57%	1,132,500	52%
Common stockholders’ equity	1,098,810	42%	1,027,004	43%	1,030,086	48%

Total capitalization (including short-term debt)	$2,603,810	100%	$2,367,004	100%	$2,162,586	100%

Including the effect of the issuance of 3 million shares on February 4, 2013 with net proceeds of $92.6 million, our long-term capitalization at January 31, 2013, including current maturities of long-term debt, would have been 45% debt and 55% equity.

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

As of January 31, 2013, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services (S&P) and “A3” by Moody’s Investors Service (Moody’s). Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. S&P and Moody’s have issued credit ratings on the CP program at “A1” and “P2”, respectively. Credit ratings and outlooks are opinions of the rating agencies and are subject to their ongoing review. A significant decline in our operating performance, capital structure or a significant reduction in our liquidity could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by our rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of January 31, 2013, there has been no event of default giving rise to acceleration of our debt.

Estimated Future Contractual Obligations

During the three months ended January 31, 2013, there were no material changes to our estimated future contractual obligations in Management’s Discussion and Analysis in this Form 10-Q compared to the disclosure provided in our Form 10-K for the year ended October 31, 2012. As previously disclosed, in November 2012, we contractually committed to fund an estimated $180 million in proportion to our 24% membership interest in Constitution for the development and construction of a new pipeline. As of January 31, 2013, we have funded $7.5 million. For further information about this contractual obligation, see Note 12 to the consolidated financial statements in this Form 10-Q.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements other than letters of credit and operating leases. The letters of credit are discussed in Note 5 to the consolidated financial statements in this Form 10-Q. The operating leases were discussed in Note 8 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2012.

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

Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or a different estimate that could have been used would have had a material impact on our financial condition or results of operations. We consider regulatory accounting, revenue recognition, and pension and postretirement benefits to be our critical accounting estimates. Management is responsible for the selection of these critical accounting estimates presented in our Form 10-K for the year ended October 31, 2012 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management has discussed these critical accounting estimates with the Audit Committee of the Board of Directors. There have been no changes in our critical accounting policies and estimates since October 31, 2012.

Accounting Guidance

For information regarding recently issued accounting guidance, see Note 1 to the consolidated financial statements in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various forms of market risk, including the credit risk of our suppliers and our customers, interest rate risk, commodity price risk and weather risk. We seek to identify, assess, monitor and manage all of these risks in accordance with defined policies and procedures under the direction of the Treasurer and Chief Risk Officer through our Enterprise Risk Management program and with the direction of the Energy Price Risk Management Committee. Risk management is guided by senior management with Board of Directors’ oversight, and senior management takes an active role in the development of policies and procedures.

During the three months ended January 31, 2013, there were no material changes in the way that we monitor and manage market risk and credit risk in accordance with our policies and procedures. Our exposure to and management of interest rate risk, commodity price risk and weather risk has remained the same during the three months ended January 31, 2013. Our annual discussion of market risk was included in Item 7A of our Form 10-K as of October 31, 2012.

Additional information concerning market risk is included in “Financial Condition and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 in this Form 10-Q.

As of January 31, 2013, we had $530 million of debt outstanding under our CP program at an interest rate of .34%, which at January 31, 2013 was the rate for the CP program as we were not borrowing under the revolving syndicated credit facility. The carrying amount of this debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $1.2 million during the three months ended January 31, 2013.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the first quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We have only routine immaterial litigation in the normal course of business.

Item 1A. Risk Factors

During the three months ended January 31, 2013, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities.

The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended January 31, 2013.

				Total Number of	Maximum Number
	Total Number			Shares Purchased	of Shares that May
	of Shares		Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased		Paid Per Share	Announced Program	Under the Program (1)
Beginning of the period					2,910,074
11/1/12—11/30/12	—		$—	—	2,910,074
12/1/12—12/31/12	—		$—	—	2,910,074
1/1/13—1/31/13	295	(2)	$32.70	—	2,910,074
Total	295		$32.70	—

(1)	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment and stock purchase, employee stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. The additional four million shares were referred to as our accelerated share repurchase (ASR) program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.
(2)	The total number of shares purchased is shares withheld by us to satisfy tax withholding obligations related to the vesting of shares awarded under an incentive compensation award and a retention award under an incentive compensation plan that is outside of the Common Stock Open Market Purchase Program.

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”), except out of net earnings available for restricted payments. As of January 31, 2013, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.

Item 6. Exhibits

10.1	Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC dated April 9, 2012, by and among Williams Partners Operating LLC and Cabot Pipeline Holdings LLC
10.2	First Amendment to Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC, dated as of November 9, 2012, by and among Constitution Pipeline Company, LLC, Williams Partners Operating LLC, Cabot Pipeline Holdings LLC, and Piedmont Constitution Pipeline Company, LLC
10.3	Confirmation of Forward Sale Transaction dated January 29, 2013, between the Company and Morgan Stanley & Co. LLC, in its capacity as the forward counterparty (incorporated by reference to Exhibit 99.1, Form 8-K filed February 4, 2013)
10.4	Underwriting Agreement dated January 29, 2013 among Piedmont Natural Gas Company, Inc., Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, individually and acting as representatives of each of the other underwriters named in Schedule II thereto, and Morgan Stanley & Co. LLC, as forward counterparty (incorporated by reference to Exhibit 1.1, Form 8-K filed February 4, 2013)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

99.1	Instrument of Amendment for Piedmont Natural Gas Company, Inc. 401(k) Plan dated as of September 18, 2012

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Consolidated Balance Sheets at January 31, 2013 and October 31, 2012; (3) Consolidated Statements of Comprehensive Income for the three months ended January 31, 2013 and 2012; (4) Consolidated Statements of Cash Flows for the three months ended January 31, 2013 and 2012; (5) Consolidated Statements of Stockholders’ Equity for the three months ended January 31, 2013 and 2012; and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc.
(Registrant)

Date March 6, 2013	/s/ Karl W. Newlin
Karl W. Newlin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date March 6, 2013	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.

Form 10-Q

For the Quarter Ended January 31, 2013

Exhibits

10.1	Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC dated April 9, 2012, by and among Williams Partners Operating LLC and Cabot Pipeline Holdings LLC

10.2	First Amendment to Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC, dated as of November 9, 2012, by and among Constitution Pipeline Company, LLC, Williams Partners Operating LLC, Cabot Pipeline Holdings LLC, and Piedmont Constitution Pipeline Company, LLC

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

99.1	Instrument of Amendment for Piedmont Natural Gas Company, Inc. 401(k) Plan dated as of September 18, 2012