Form 10-Q
period 2013-04-30
PIEDMONT NATURAL GAS CO INC
filed 2013-06-07
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 4, 2013
Common Stock, no par value	75,746,114

Piedmont Natural Gas Company, Inc.

Form 10-Q

for

April 30, 2013

Part I. Financial Information

Item 1. Financial Statements

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 30, 2013	October 31, 2012
ASSETS
Utility Plant:
Utility plant in service	$3,834,061	$3,746,178
Less accumulated depreciation	1,053,073	1,036,814

Utility plant in service, net	2,780,988	2,709,364
Construction work in progress	579,035	388,979
Plant held for future use	6,743	6,743

Total utility plant, net	3,366,766	3,105,086

Other Physical Property, at cost (net of accumulated depreciation of $860 in 2013 and $843 in 2012)	399	415

Current Assets:
Cash and cash equivalents	14,901	1,959
Trade accounts receivable (less allowance for doubtful accounts of $4,427 in 2013 and $1,579 in 2012)	142,721	56,700
Income taxes receivable	29,972	31,606
Other receivables	2,086	2,104
Unbilled utility revenues	20,397	24,012
Inventories:
Gas in storage	48,557	72,661
Materials, supplies and merchandise	867	934
Gas purchase derivative assets, at fair value	4,091	3,153
Amounts due from customers	29,858	81,626
Prepayments	13,096	30,600
Other current assets	292	287

Total current assets	306,838	305,642

Noncurrent Assets:
Equity method investments in non-utility activities	94,766	87,867
Goodwill	48,852	48,852
Marketable securities, at fair value	2,806	2,131
Regulatory asset for postretirement benefits	118,435	123,290
Unamortized debt expense	12,975	13,583
Regulatory cost of removal asset	22,040	21,129
Other noncurrent assets	64,064	61,944

Total noncurrent assets	363,938	358,796

Total	$4,037,941	$3,769,939

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 30, 2013	October 31, 2012
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock – no par value – 175 shares authorized	$-	$-
Common stock – no par value – shares authorized: 200,000; shares outstanding: 75,720 in 2013 and 72,250 in 2012	549,383	442,461
Retained earnings	681,497	584,848
Accumulated other comprehensive loss	(149)	(305)

Total stockholders’ equity	1,230,731	1,027,004
Long-term debt	875,000	975,000

Total capitalization	2,105,731	2,002,004

Current Liabilities:
Current maturities of long-term debt	100,000	-
Short-term debt	345,000	365,000
Trade accounts payable	113,101	94,269
Other accounts payable	35,010	47,699
Income taxes accrued	995	-
Accrued interest	24,741	21,450
Customers’ deposits	21,584	21,739
Deferred income taxes	994	13,542
General taxes accrued	9,283	21,504
Amounts due to customers	-	28
Other current liabilities	7,620	7,320

Total current liabilities	658,328	592,551

Noncurrent Liabilities:
Deferred income taxes	699,679	597,211
Unamortized federal investment tax credits	1,536	1,669
Accumulated provision for postretirement benefits	17,872	37,299
Cost of removal obligations	508,757	492,963
Other noncurrent liabilities	46,038	46,242

Total noncurrent liabilities	1,273,882	1,175,384

Commitments and Contingencies (Note 9)

Total	$4,037,941	$3,769,939

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands except per share amounts)

	Three Months Ended April 30		Six Months Ended April 30
	2013	2012	2013	2012
Operating Revenues	$399,411	$308,432	$915,286	$780,272
Cost of Gas	215,555	136,481	499,806	388,085

Margin	183,856	171,951	415,480	392,187

Operating Expenses:
Operations and maintenance	65,037	60,511	120,919	118,908
Depreciation	26,867	25,269	53,569	51,447
General taxes	9,068	9,299	18,596	17,920
Utility income taxes	31,380	28,090	84,679	75,311

Total operating expenses	132,352	123,169	277,763	263,586

Operating Income	51,504	48,782	137,717	128,601

Other Income (Expense):
Income from equity method investments	12,437	11,652	19,592	17,944
Non-operating income	742	581	1,190	641
Non-operating expense	(696)	(626)	(1,458)	(1,047)
Income taxes	(4,875)	(4,534)	(7,549)	(6,852)

Total other income (expense)	7,608	7,073	11,775	10,686

Utility Interest Charges:
Interest on long-term debt	12,652	10,005	25,327	20,028
Allowance for borrowed funds used during construction	(9,938)	(6,053)	(18,251)	(10,476)
Other	608	1,711	703	3,316

Total utility interest charges	3,322	5,663	7,779	12,868

Net Income	55,790	50,192	141,713	126,419

Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) from hedging activities of equity method investments, net of tax of $152 and ($267) for the three months ended April 30, 2013 and 2012, respectively, and $38 and ($545) for the six months ended April 30, 2013 and 2012, respectively	238	(419)	59	(855)
Reclassification adjustment of realized gain (loss) from hedging activities of equity method investments included in net income, net of tax of $49 and ($7) for the three months ended April 30, 2013 and 2012, respectively, and $63 and $265 for the six months ended April 30, 2013 and 2012, respectively	76	(11)	97	415

Total other comprehensive income (loss)	314	(430)	156	(440)

Comprehensive Income	$56,104	$49,762	$141,869	$125,979

Average Shares of Common Stock:
Basic	75,463	71,731	73,884	71,931
Diluted	75,904	72,026	74,301	72,226

Earnings Per Share of Common Stock:
Basic	$0.74	$0.70	$1.92	$1.76
Diluted	$0.74	$0.70	$1.91	$1.75

Cash Dividends Per Share of Common Stock	$0.31	$0.30	$0.61	$0.59

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended April 30
	2013	2012
Cash Flows from Operating Activities:
Net income	$141,713	$126,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,954	53,727
Allowance for doubtful accounts	2,848	2,447
Net gain on sale of property	(18)	-
Income from equity method investments	(19,592)	(17,944)
Distributions of earnings from equity method investments	16,276	12,164
Deferred income taxes, net	89,685	85,907
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	(938)	166
Receivables	(85,257)	(11,488)
Inventories	24,171	18,685
Amounts due from/to customers	51,740	(8,931)
Settlement of legal asset retirement obligations	(1,127)	(637)
Regulatory asset for postretirement benefits	4,855	2,049
Other assets	16,314	13,101
Accounts payable	(4,363)	(22,632)
Provision for postretirement benefits	(19,427)	72
Other liabilities	(5,609)	(8,632)

Net cash provided by operating activities	268,225	244,473

Cash Flows from Investing Activities:
Utility capital expenditures	(274,895)	(220,256)
Allowance for funds used during construction	(18,251)	(10,476)
Contributions to equity method investments	(8,748)	(3,356)
Distributions of capital from equity method investments	5,422	4,850
Proceeds from sale of property	614	409
Investments in marketable securities	(445)	(701)
Other	1,513	350

Net cash used in investing activities	(294,790)	(229,180)

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended April 30
	2013	2012
Cash Flows from Financing Activities:
Borrowings under credit facility	$10,000	$345,000
Repayments under credit facility	(10,000)	(676,000)
Net borrowings (repayments) – commercial paper	(20,000)	380,000
Expenses related to issuance of debt	(12)	(2,448)
Proceeds from issuance of common stock, net of expenses	92,286	-
Issuance of common stock through dividend reinvestment and employee stock plans	12,338	10,802
Repurchases of common stock	-	(26,528)
Dividends paid	(45,123)	(42,494)
Other	18	(33)

Net cash provided by (used in) financing activities	39,507	(11,701)

Net Increase in Cash and Cash Equivalents	12,942	3,592
Cash and Cash Equivalents at Beginning of Period	1,959	6,777

Cash and Cash Equivalents at End of Period	$14,901	$10,369

Cash Paid During the Year for:
Interest	$23,720	$22,878

Income Taxes:
Income taxes paid	$1,352	$3,344
Income taxes refunded	-	-

Income taxes, net	$1,352	$3,344

Noncash Investing and Financing Activities:
Accrued capital expenditures	$54,120	$3,776

See notes to consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands except per share amounts)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Earnings		Total
	Shares	Amount
Balance, October 31, 2011	72,318	$446,791	$550,584	$(452)	$996,923
Net Income			126,419		126,419
Other Comprehensive Loss				(440)	(440)
Common Stock Issued	361	10,877			10,877
Common Stock Repurchased	(800)	(26,528)			(26,528)
Tax Benefit from Dividends Paid on ESOP Shares			54		54
Dividends Declared ($.59 per share)			(42,494)		(42,494)

Balance, April 30, 2012	71,879	$431,140	$634,563	$(892)	$1,064,811

Balance, October 31, 2012	72,250	$442,461	$584,848	$(305)	$1,027,004
Net Income			141,713		141,713
Other Comprehensive Income				156	156
Common Stock Issued	3,470	107,280			107,280
Expenses from Issuance of Common Stock		(358)			(358)
Tax Benefit from Dividends Paid on ESOP Shares			59		59
Dividends Declared ($.61 per share)			(45,123)		(45,123)

Balance, April 30, 2013	75,720	$549,383	$681,497	$(149)	$1,230,731

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

Seasonality and Use of Estimates

The unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the statement of financial position at April 30, 2013 and October 31, 2012, the results of operations for the three months and six months ended April 30, 2013 and 2012, and cash flows and stockholders’ equity for the six months ended April 30, 2013 and 2012. Our business is seasonal in nature. The results of operations for the three months and six months ended April 30, 2013 do not necessarily reflect the results to be expected for the full year.

In accordance with GAAP, we make certain estimates and assumptions regarding reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and reported amounts of revenues and expenses during the periods reported. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Significant Accounting Policies

Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2012. There were no significant changes to those accounting policies during the six months ended April 30, 2013.

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

Regulatory assets and liabilities in the Consolidated Balance Sheets as of April 30, 2013 and October 31, 2012 are as follows.

In thousands	April 30, 2013	October 31, 2012

Regulatory assets	$239,106	$293,104
Regulatory liabilities	504,470	489,692

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or exit date. We utilize market data or assumptions that market participants would use in valuing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for fair value measurements and endeavor to utilize the best available information. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of our financial assets and liabilities are subject to potentially significant volatility based on changes in market prices, the portfolio valuation of our contracts, as well as the maturity and settlement of those contracts, and subsequent newly originated transactions, each of which directly affects the estimated fair value of our financial instruments. We are able to classify fair value balances based on the observance of those inputs at the lowest level that is significant to the fair value measurement, in its entirety, in the fair value hierarchy levels as set forth in the fair value guidance.

For the fair value measurements of our derivatives and marketable securities, see Note 8 to the consolidated financial statements in this Form 10-Q. For the fair value measurements of our benefit plan assets, see Note 9 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2012. For further information on our fair value methodologies, see “Fair Value Measurements” in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2012. There were no significant changes to these fair value methodologies during the three months ended April 30, 2013.

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

In November 2012, the FASB finalized the presentation disclosures on items reclassified from other comprehensive income. In February 2013, the FASB further clarified the presentation disclosures. This disclosure guidance, which we adopted this quarter, is effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance had no impact on our financial position, results of operations or cash flows.

2.	Regulatory Matters

In October 2012, we filed a petition with the North Carolina Utility Commission (NCUC) seeking authority to transfer $6.7 million of capital costs held in “Plant held for future use” in “Utility Plant” in the Consolidated Balance Sheets to a deferred regulatory asset account, effective November 1, 2012. This balance in “Plant held for future use” relates to the development of the liquefied natural gas (LNG) facility in Robeson County, North Carolina, construction of which was suspended by Piedmont in March 2009. In January 2013, we filed a motion to suspend this filing in order to incorporate it into a future regulatory proceeding. On April 30, 2013, we withdrew the petition, citing our intent to file a general rate application and address the appropriate treatment of the Robeson County LNG costs in that general rate application.

On May 31, 2013, we filed a general rate application with the NCUC requesting an increase in rates and charges for all customers to produce overall increased annual revenues of $79.8 million, or 9.3% above the current annual revenues. This represents an annual average cost increase of 1.86% since our last general rate proceeding in 2008. In this proceeding, we are seeking authorization from the NCUC to:

•	Update and increase our rates and charges based on an overall rate base of $1.9 billion, an equity capital structure component of 50.7% and a return on common equity of 11.3%,
•	Increase total revenues by $79.8 million, including $66.2 million related to gas utility margin and $13.6 million related to increased fixed gas costs,
•

Implement a new integrity rider designed to separately track and recover the costs associated with significant levels of capital expenditures projected to be incurred to comply with federal pipeline safety and integrity requirements,

•	Implement new depreciation rates to amortize the costs of assets, net of salvage value, over the estimated useful life of the assets,
•	Update and revise our existing service regulations and tariffs,
•	Amortize and collect certain non-real estate costs associated with the initial development of the Robeson County LNG facility as discussed above,
•	Amortize and collect certain environmental expenses and pipeline safety and integrity compliance expenses that have been deferred in the period since our last general rate case, and

•	Provide for ongoing annual contributions to help fund pipeline safety and integrity research.

New rates are proposed to be effective January 1, 2014. We are waiting on a hearing date to be set by the NCUC for this general rate proceeding at this time.

On February 7, 2013, the Public Service Commission of South Carolina (PSCSC) set a hearing date of July 11, 2013 for our annual review of purchased gas adjustment (PGA) and gas purchasing policies for the twelve months ended March 31, 2013. We filed our testimony in this proceeding on June 4, 2013.

In August 2012, we filed an annual report with the Tennessee Regulatory Authority (TRA) reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2012 under the Tennessee Incentive Plan (TIP). On February 27, 2013, the TRA Utilities Division Audit Staff (Staff) submitted their Audit Report with which we concurred. On March 13, 2013, the TRA approved and adopted the Staff’s Audit Report and issued its written order on March 26, 2013.

In September 2012, we filed an annual report for the twelve months ended June 30, 2012 with the TRA that reflected the transactions in the deferred gas cost account for the Actual Cost Adjustment (ACA) mechanism. On February 26, 2013, the Staff submitted their ACA Compliance Audit Report with which we concurred. On March 13, 2013, the TRA approved and adopted the Staff’s ACA Compliance Audit Report and issued its written order on March 26, 2013.

3.	Earnings per Share

We compute basic earnings per share (EPS) using the weighted average number of shares of common stock outstanding during each period. Shares of common stock to be issued under approved incentive compensation plans are contingently issuable shares, as determined by applying the treasury stock method, and are included in our calculation of fully diluted EPS.

A reconciliation of basic and diluted EPS for the three months and six months ended April 30, 2013 and 2012 is presented below.

	Three Months		Six Months
In thousands except per share amounts	2013	2012	2013	2012

Net Income	$55,790	$50,192	$141,713	$126,419

Average shares of common stock outstanding for basic earnings per share	75,463	71,731	73,884	71,931
Contingently issuable shares under incentive compensation plans	314	295	333	295
Contingently issuable shares under forward sale agreements	127	-	84	-

Average shares of dilutive stock	75,904	72,026	74,301	72,226

Earnings Per Share of Common Stock:
Basic	$0.74	$0.70	$1.92	$1.76
Diluted	$0.74	$0.70	$1.91	$1.75

4.	Long-Term Debt Instruments

We have an open combined debt and equity shelf registration statement filed with the SEC in July 2011 that is available for future use until its expiration date of July 6, 2014. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used for general corporate purposes, including capital expenditures, additions to working capital and advances for or investments in our subsidiaries, and for repurchases of shares of our common stock. On January 29, 2013, we entered into an underwriting agreement to sell shares of common stock under this registration statement. For further information on this transaction, see Note 6 to the consolidated financial statements in this Form 10-Q.

5.	Short-Term Debt Instruments

We have a $650 million five-year revolving syndicated credit facility that expires on October 1, 2017. The credit facility has an option to request an expansion up to $850 million. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount up to $650 million. The facility provides a line of credit for letters of credit of $10 million, of which $2.1 million and $3.6 million were issued and outstanding as of April 30, 2013 and October 31, 2012, respectively. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day London Interbank Offered Rate (LIBOR) plus from 75 to 125 basis points, based on our credit ratings. Amounts borrowed are continuously renewable until the expiration of the facility in 2017 provided that we are in compliance with all terms of the agreement. Due to the seasonal nature of our business, amounts borrowed can vary significantly during the period.

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

As of April 30, 2013, we have $345 million of notes outstanding under the CP program, as included in “Short-term debt” in “Current Liabilities” in the Consolidated Balance Sheets with original maturities ranging from 8 to 14 days from their dates of issuance at a weighted average interest rate of .30%. As of October 31, 2012, our outstanding notes under the CP program, included in the Consolidated Balance Sheets as stated above, were $365 million.

A summary of the short-term debt activity for the three months and six months ended April 30, 2013 is as follows.

	Credit Facility		Commercial Paper		Total Borrowings (3)
In millions	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Minimum amount outstanding during period (1)	$-	$-	$315	$315	$315	$315
Maximum amount outstanding during period (1)	-	10	525	555	525	555
Minimum interest rate during period (2)	-%	1.12%	.28%	.28%	.28%	.28%
Maximum interest rate during period	-%	1.12%	.37%	.45%	.37%	1.12%
Weighted average interest rate during period	-%	1.12%	.33%	.36%	.33%	.36%

(1) During December 2012, we were borrowing under both the credit facility and CP program for a portion of the month.

(2) This is the minimum rate when we were borrowing under the credit facility and/or CP program.

(3) The minimum and maximum balances outstanding for each short-term debt instrument occurred at different times during the period; therefore, the total balances may not be indicative of actual borrowings on any one day during the period.

Our five-year revolving syndicated credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 52% at April 30, 2013.

6.	Stockholders’ Equity

Capital Stock

Changes in common stock for the six months ended April 30, 2013 are as follows.

In thousands	Shares	Amount
Balance, October 31, 2012	72,250	$442,461
Issued to participants in the Employee Stock Purchase Plan (ESPP)	16	505
Issued to the Dividend Reinvestment and Stock Purchase Plan	360	11,136
Issued to participants in the Incentive Compensation Plan (ICP)	94	2,999
Issuance of common stock through public share offering, net of underwriting fees	3,000	92,640
Costs from issuance of common stock	-	(358)

Balance, April 30, 2013	75,720	$549,383

On January 29, 2013, we entered into an underwriting agreement under our open combined debt and equity shelf registration statement to sell up to 4.6 million shares of our common stock as follows.

•

Direct shares – 3 million shares were issued by us and delivered directly to the underwriters with settlement on February 4, 2013. We received $92.6 million from the underwriters and recorded this amount in “Stockholders’ equity” as an addition to “Common Stock” in the Consolidated Balance Sheets. The shares were purchased by the underwriters at the net price of $30.88 per share, the offering price to the public of $32 per share per the prospectus less an underwriting discount of $1.12 per share. The net proceeds from this sale of our common stock were used to repay outstanding short-term, unsecured notes under our CP program.

•

Forward shares – 1 million shares were borrowed by a forward counterparty and sold to the underwriters for resale to the public on February 4, 2013. Under this initial forward sale agreement (FSA) that we executed with the forward counterparty on January 29, 2013, we agreed to sell 1 million shares to the forward counterparty at the same price as the direct shares to be settled no later than December 15, 2013. Under the terms of this FSA, at our election, we may physically settle in shares, cash or net share settle for all or a portion of our obligation under the agreement. We expect to settle by delivering shares. If we physically settle by issuing 1 million shares of our common stock to the forward counterparty, the forward counterparty will, at settlement, pay us the proceeds of $30.88 per share less certain adjustments from its sale of the borrowed shares to the underwriters.

•

Additional shares – Up to .6 million shares were subject to a 30-day option by the underwriters to purchase these additional shares at the same price as the direct shares and would be, at our option, either issued at the time of purchase and delivered directly to the underwriters or borrowed and delivered to the underwriters by the forward counterparty. On February 19, 2013, the underwriters exercised their option to purchase the full additional .6 million shares of our common stock at the net price described above of $30.88 per share with settlement on February 22, 2013. We elected to place the .6 million shares under an additional FSA having substantially similar terms as the original FSA, including settlement options at our election as described above. In connection with the additional FSA, the .6 million shares were borrowed from third parties and sold to the underwriters by the forward counterparty. We expect to settle by delivering shares. Under the terms of the additional FSA, to the extent that the transaction is physically settled, we will be required to issue and deliver an equivalent number of shares of our common stock to the forward counterparty at the then applicable forward sale price, which will be the net price described above of $30.88 per share less certain adjustments.

In accordance with ASC 815-40, Derivatives and Hedging- Contracts in Entity’s Own Equity, we have classified the FSAs as equity transactions because the forward sale transactions are indexed to our own stock and physical settlement is within our control. As a result of this classification, no amounts will be recorded in the consolidated financial statements until settlement of each FSA.

Upon physical settlement of the FSAs, delivery of our shares will result in dilution to our EPS at the date of the settlement. In quarters prior to the settlement date, any dilutive effect of the FSAs on our EPS could occur during periods when the average market price per share of our common stock is above the per share adjusted forward sale price described above. See Note 3 to the consolidated financial statements in this Form 10-Q for the dilutive effect of the FSAs on our EPS at April 30, 2013 with the inclusion of incremental shares in our average shares of dilutive stock as calculated under the treasury stock method.

If we had settled the FSAs by delivery of 1.6 million shares of our common stock to the forward counterparty at April 30, 2013, we would have received net proceeds of approximately $48.8 million based on the net settlement price of $30.88 per share described above less certain adjustments. Upon settlement, the net proceeds from these FSA transactions will be used to repay outstanding short-term, unsecured notes under our CP program and for general corporate purposes.

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) (OCIL) is a part of our accumulated OCIL and is comprised of hedging activities from our equity method investments. For further information on these hedging activities by our equity method investments, see Note 12 to the consolidated financial statements in this Form 10-Q. Changes of each component of accumulated OCIL are presented below for the three months and six months ended April 30, 2013.

	Changes in Accumulated OCIL (1)
In thousands	Three Months	Six Months
Accumulated OCIL beginning balance, net of tax	$(463)	$(305)

OCIL before reclassifications, net of tax	238	59
Amounts reclassified from accumulated OCIL, net of tax	76	97

Total current period activity, net of tax	314	156

Accumulated OCIL ending balance, net of tax	$(149)	$(149)

(1) Amounts in parentheses indicate debits to accumulated OCIL.

A reconciliation of the effect on certain line items of net income on amounts reclassified out of each component of accumulated OCIL is presented below for the three months and six months ended April 30, 2013.

	Reclassifications Out of Accumulated OCIL (1)		Affected Line Items on Statement of Comprehensive Income
In thousands	Three Months	Six Months
Hedging activities of equity method investments	$(125)	$(160)	Income from equity method investments
Income tax expense	49	63	Income taxes

Total reclassification for the period, net of tax	$(76)	$(97)

(1) Amounts in parentheses indicate credits to accumulated OCIL.

7.	Marketable Securities

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

The money market investments in the trust approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on the quoted market prices as traded on the exchanges. The composition of these securities as of April 30, 2013 and October 31, 2012 is as follows.

	April 30, 2013		October 31, 2012
In thousands	Cost	Fair Value	Cost	Fair Value

Current trading securities:
Money markets	$-	$-	$-	$-
Mutual funds	134	180	134	157

Total current trading securities	134	180	134	157

Noncurrent trading securities:
Money markets	335	335	243	243
Mutual funds	2,045	2,471	1,668	1,888

Total noncurrent trading securities	2,380	2,806	1,911	2,131

Total trading securities	$2,514	$2,986	$2,045	$2,288

8.	Financial Instruments and Related Fair Value

Derivative Assets and Liabilities under Master Netting Arrangements

We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts of our derivative instruments and the fair value of the right to reclaim cash collateral. We use long position gas purchase options to provide some level of protection for our customers in the event of significant commodity price increases. As of April 30, 2013 and October 31, 2012, we had long gas purchase options providing total coverage of 14.9 million dekatherms and 35.8 million dekatherms, respectively. The long gas purchase options held at April 30, 2013 are for the period from June 2013 through January 2014.

Fair Value Measurements

We use financial instruments that are not designated as hedges to mitigate commodity price risk for our customers. We also have marketable securities that are held in rabbi trusts established for certain of our deferred compensation plans. In developing our fair value measurements of these financial instruments, we utilize market data or assumptions about risk and the risks inherent in the inputs to the valuation technique. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. We classify fair value balances based on the observance of those inputs into the fair value hierarchy levels as set forth in the fair value accounting guidance and fully described in “Fair Value Measurements” in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2012.

The following table sets forth, by level of the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2013 and October 31, 2012. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the three months ended April 30, 2013 and 2012.

Recurring Fair Value Measurements as of April 30, 2013

In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Recurring Fair Value Measurements:
Assets:
Derivatives held for distribution operations	$4,091	$-	$-	$4,091
Debt and equity securities held as trading securities:
Money markets	335	-	-	335
Mutual funds	2,651	-	-	2,651

Total recurring fair value assets	$7,077	$-	$-	$7,077

Recurring Fair Value Measurements as of October 31, 2012

In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Recurring Fair Value Measurements:
Assets:
Derivatives held for distribution operations	$3,153	$-	$-	$3,153
Debt and equity securities held as trading securities:
Money markets	243	-	-	243
Mutual funds	2,045	-	-	2,045

Total recurring fair value assets	$5,441	$-	$-	$5,441

Our utility segment derivative instruments are used in accordance with programs filed with or approved by the NCUC, the PSCSC and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our PGA procedures. In accordance with accounting provisions for rate-regulated activities, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due to customers” in “Current Liabilities” or “Amounts due from customers” in “Current Assets” in the Consolidated Balance Sheets. These derivative instruments are exchange-traded derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1.

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

In thousands	Carrying Amount	Fair Value

As of April 30, 2013	$975,000	$1,165,585
As of October 31, 2012	975,000	1,163,227

Quantitative and Qualitative Disclosures

The costs of our financial price hedging options for natural gas and all other costs related to hedging activities of our regulated gas costs are recorded in accordance with our regulatory tariffs approved by our state regulatory commissions, and thus are not accounted for as designated hedging instruments under derivative accounting standards. As required by the accounting guidance, the fair value amounts are presented on a gross basis and do not reflect any netting of asset and liability amounts or cash collateral amounts under master netting arrangements.

The following table presents the fair value and balance sheet classification of our financial options for natural gas as of April 30, 2013 and October 31, 2012.

Fair Value of Derivative Instruments

In thousands	Fair Value April 30, 2013	Fair Value October 31, 2012

Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:

Asset Financial Instruments:
Current Assets – Gas purchase derivative assets (June 2013-January 2014)	$4,091

Current Assets – Gas purchase derivative assets (December 2012-October 2013)		$3,153

We purchase natural gas for our regulated operations for resale under tariffs approved by state regulatory commissions. We recover the cost of gas purchased for regulated operations through PGA procedures. Our risk management policies allow us to use financial instruments to hedge commodity price risks, but not for speculative trading. The strategy and objective of our hedging programs is to use these financial instruments to provide some level of protection against significant price increases. Accordingly, the operation of the hedging programs on the regulated utility segment as a result of the use of these financial derivatives is initially deferred as amounts due to/from customers in the Consolidated Balance Sheets and recognized in the Consolidated Statements of Comprehensive Income as a component of cost of gas when the related costs are recovered through our rates.

The following table presents the impact that financial instruments not designated as hedging instruments under derivative accounting standards would have had on the Consolidated Statements of Comprehensive Income for the three months and six months ended April 30, 2013 and 2012, absent the regulatory treatment under our approved PGA procedures.

In thousands	Amount of Loss Recognized on Derivatives and Deferred Under PGA Procedures				Location of Loss Recognized through PGA Procedures
	Three Months Ended April 30		Six Months Ended April 30
	2013	2012	2013	2012

Gas purchase options	$1,816	$2,365	$4,291	$5,288	Cost of Gas

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

Credit and Counterparty Risk

We are exposed to credit risk as a result of transactions for the purchase and sale of products and services and management agreements of our transportation capacity, storage capacity and supply contracts with major companies in the energy industry and within our utility operations serving industrial, commercial, residential and municipal energy consumers. These transactions principally occur in the eastern, gulf coast and mid-west regions of the United States. We believe that this geographic concentration does not contribute significantly to our overall exposure to credit risk. Credit risk associated with trade accounts receivable for the natural gas distribution segment is mitigated by the large number of individual customers and diversity in our customer base.

We enter into contracts with third parties to buy and sell natural gas. A significant portion of these transactions are with (or are associated with) energy producers, utility companies, off-system municipalities and natural gas marketers. The amount included in “Trade accounts receivable” in “Current Assets” in the Consolidated Balance Sheets attributable to these entities amounted to $11.3 million, or approximately 8% of our gross trade accounts receivable at April 30, 2013. Our policy requires counterparties to have an investment-grade credit rating at the time of the contract. In situations where counterparties do not have investment grade or functionally equivalent credit ratings, our policy requires credit enhancements that include letters of credit or parental guaranties. In either circumstance, the policy specifies limits on the contract amount and duration based on the counterparty’s credit rating and/or credit support. In order to minimize our exposure, we continually re-evaluate third-party creditworthiness and market conditions and modify our requirements accordingly.

We also enter into contracts with third parties to manage some of our supply and capacity assets for the purpose of maximizing their value. These arrangements include a counterparty credit evaluation according to our policy described above prior to contract execution and typically have durations of one year or less. In the event that a party is unable to perform under these arrangements, we have exposure to satisfy our underlying supply or demand contractual obligations that were incurred while under the management of this third party. We believe, based on our credit policies as of April 30, 2013, that our financial position, results of operations and cash flows will not be materially affected as a result of nonperformance by any single counterparty.

Natural gas distribution operating revenues and related trade accounts receivable are generated from state-regulated utility natural gas sales and transportation to over one million residential, commercial and industrial customers, including power generation and municipal customers, located in North Carolina, South Carolina and Tennessee. A change in economic conditions may affect the ability of customers to meet their obligations. We have mitigated our exposure to the risk of non-payment of utility bills by our customers. Gas costs related to uncollectible accounts are recovered through PGA procedures in all jurisdictions. To manage the non-gas cost customer credit risk, we evaluate credit quality and payment history and may require cash deposits from our high risk customers that do not satisfy our predetermined credit standards until a satisfactory payment history has been established. Significant increases in the price of natural gas can also slow our collection efforts as customers experience increased difficulty in paying their gas bills, leading to higher than normal trade accounts receivable; however, we believe that our provision for possible losses on uncollectible trade accounts receivable is adequate for our credit loss exposure.

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

Long-term contracts

We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. Costs arising from the gas supply commodity and capacity commitments, while significant, are pass-through costs to our customers and are generally fully recoverable through our PGA procedures and prudence reviews in North Carolina and South Carolina and under the TIP in Tennessee. The time periods for pipeline and storage capacity contracts are up to twenty-two years. The time periods for gas supply contracts are up to eleven months. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service are up to four years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles, equipment and contractors.

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

Letters of Credit

We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $2.1 million in letters of credit that were issued and outstanding as of April 30, 2013. Additional information concerning letters of credit is included in Note 5 to the consolidated financial statements in this Form 10-Q.

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

There are four other MGP sites located in Hickory and Reidsville, North Carolina, Nashville, Tennessee and Anderson, South Carolina that we have owned, leased or operated and for which we have an investigation and remediation liability. In fiscal year 2012, we performed soil remediation work at our Reidsville site. In July 2012, the North Carolina Department of Environment and Natural Resources (NCDENR) approved our proposed groundwater investigation work plan, which included installing five monitoring wells in September 2012. Although the water samples from these wells yielded uncontaminated groundwater, NCDENR is requesting a groundwater remedial action plan requiring additional sampling activities to be conducted for one year. We have incurred $.6 million of remediation costs at the Reidsville site through April 30, 2013.

As part of a voluntary agreement with the NCDENR, we conducted and completed soil remediation for the Hickory, North Carolina MGP site in 2010. A Phase II groundwater investigation was conducted in 2011. A groundwater remedial action plan was submitted and approved by the NCDENR in 2012. We continue to conduct quarterly groundwater monitoring at this site in accordance with our site remediation plan. We have incurred $1.5 million of remediation costs at this site through April 30, 2013.

In November 2008, we submitted our final report of the remediation of the Nashville MGP holding tank site to the Tennessee Department of Environment and Conservation (TDEC). Remediation has been completed, and a final consent order imposing land usage restrictions on the property was approved and signed by the TDEC in June 2010. The final consent order required two years of semi-annual groundwater monitoring, which has been completed. In February 2013, we received a letter from the TDEC certifying completion of the actions agreed to be taken in the consent order. We have incurred $1.5 million of remediation costs at this site through April 30, 2013.

During 2008, we became aware of and began investigating soil and groundwater molecular sieve contamination concerns at our Huntersville LNG facility. The molecular sieve and the related contaminated soil were removed and properly disposed, and in June 2010, we received a determination letter from the NCDENR that no further soil remediation would be required at the site for this issue. In September 2011, we received a letter from the NCDENR indicating their desire to enter into an Administrative Consent Order (ACO) addressing the remaining groundwater issues at the site. In April 2012, we entered into a no admit/no deny ACO that imposed a fine of $40,000, unpaid annual fees totaling $18,000 and $1,860 for investigative and administrative costs. As part of the ACO, we were required to develop a site assessment plan to determine the extent of the groundwater contamination related to the sieve burial, a groundwater remediation strategy and a groundwater and surface water site-wide monitoring program. A site assessment plan was accepted by the NCDENR, and we began groundwater sampling in July 2012. We performed an initial round of sampling in our first quarter, and additional groundwater monitoring wells were installed during our second quarter to aid in determining the extent of the groundwater contamination. The groundwater sampling results will be submitted to the NCDENR, and based on their response, we may be required to submit additional plan(s) to remediate and/or monitor the groundwater. These plan(s) are due within thirty days of the completion of the site assessment.

The Huntersville LNG facility was originally coated with lead-based paint. To avoid lead-based paint exposure, removal of lead-based paint from the site was initiated in spring 2010. The last phase of the lead-based paint removal began in July 2012 on the LNG tank, and the remediation of rafters in a nearby building will begin in mid-2013 with completion anticipated for both projects by the end of fiscal 2014. We have incurred $4.3 million of remediation costs through April 30, 2013 for all issues at the Huntersville LNG plant site. Once the lead-based paint is removed at our Huntersville LNG facility, we expect there will be no potential environmental or employee exposures.

We are transitioning away from owning and maintaining our own petroleum underground storage tanks (USTs). Our Charlotte, North Carolina resource center is the only location that continues to operate USTs.

For all matters discussed above, as of April 30, 2013, our estimated undiscounted environmental liability totaled $1.8 million and consisted of $1.1 million for the MGP sites for which we retain remediation responsibility, $.2 million for the LNG facilities, $.2 million for the groundwater remediation at the Huntersville LNG site and $.3 million for the USTs not yet remediated. The costs we reasonably expect to incur are estimated using assumptions based on actual costs incurred, the timing of future payments and inflation factors, among others.

As of April 30, 2013, our regulatory assets for unamortized environmental costs in our three-state territory totaled $10.2 million. We received approval from the TRA to recover $2 million of our deferred Tennessee environmental costs over an eight-year period beginning March 2012, pursuant to the recent general rate case proceeding in Tennessee. We will seek recovery of the remaining balance in future rate proceedings. For further information on regulatory matters, see Note 2 to the consolidated financial statements in this Form 10-Q.

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

Components of the net periodic benefit cost for our defined benefit pension plans and our other postretirement employee benefits (OPEB) plan for the three months ended April 30, 2013 and 2012 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2013	2012	2013	2012	2013	2012

Service cost	$3,150	$2,475	$-	$10	$332	$347
Interest cost	2,475	2,650	40	51	282	337
Expected return on plan assets	(5,300)	(5,125)	-	-	(416)	(388)
Amortization of transition obligation	-	-	-	-	167	167
Amortization of prior service (credit) cost	(550)	(550)	20	20	-	-
Amortization of actuarial loss	2,750	1,375	40	12	-	-

Total	$2,525	$825	$100	$93	$365	$463

Components of the net periodic benefit cost for our defined benefit pension plans and our OPEB plan for the six months ended April 30, 2013 and 2012 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2013	2012	2013	2012	2013	2012

Service cost	$6,300	$4,950	$-	$20	$663	$693
Interest cost	4,950	5,300	79	102	565	674
Expected return on plan assets	(10,600)	(10,250)	-	-	(832)	(776)
Amortization of transition obligation	-	-	-	-	334	334
Amortization of prior service (credit) cost	(1,100)	(1,100)	40	40	-	-
Amortization of actuarial loss	5,500	2,750	80	24	-	-

Total	$5,050	$1,650	$199	$186	$730	$925

In November 2012, we contributed $20 million to the qualified pension plan, and in January 2013, we contributed $.7 million to the money purchase pension plan. We anticipate that we will contribute the following amounts to our other plans in 2013.

In thousands

Nonqualified pension plans	$502
OPEB plan	1,500

We have a non-qualified defined contribution restoration (DCR) plan that we fund annually and that covers all officers at the vice president level and above. For the six months ended April 30, 2013, we contributed $.4 million to this plan. Participants may not contribute to the DCR plan. We have a voluntary deferral plan for the benefit of all director-level employees and officers, where we make no contributions to this plan. Both deferred compensation plans are funded through rabbi trusts with a bank as the trustee. As of April 30, 2013, we have a liability of $3.1 million for these plans.

See Note 7 and Note 8 to the consolidated financial statements in this Form 10-Q for information on the investments in marketable securities that are held in the trusts.

11.	Employee Share-Based Plans

Under our shareholder approved ICP, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year incentive plan performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months and six months ended April 30, 2013 and 2012, we recorded compensation expense, and as of April 30, 2013 and October 31, 2012, we have accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

In December 2010, a long-term retention stock unit award under the ICP (where a stock unit equals one share of our common stock upon vesting) was approved for eligible officers and other participants to support our succession planning and retention strategies. This retention stock unit award will vest for participants who have met the retention requirements at the end of a three-year period ending in December 2013 in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. The Compensation Committee of our Board of Directors has the discretion to accelerate the vesting of all or a portion of a participant’s units. For the three months and six months ended April 30, 2013 and 2012, we recorded compensation expense, and as of April 30, 2013 and October 31, 2012, we have accrued a liability for this award based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value at the settlement date.

Also under our approved ICP, 64,700 unvested retention stock units were granted to our President and Chief Executive Officer in December 2011. During the five-year vesting period, any dividend equivalents will accrue on these stock units and be converted into additional units at the same rate and based on the closing price on the same payment date as dividends on our common stock. The stock units will vest, payable in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation, over a five-year period only if he is an employee on each vesting date. In accordance with the vesting schedule, 20% of the units vest on December 15, 2014, 30% of the units vest on December 15, 2015 and 50% of the units vest on December 15, 2016. For the three months and six months ended April 30, 2013, we recorded compensation expense, and as of April 30, 2013, we have accrued a liability for this award based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value at the settlement date.

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

The compensation expense related to the incentive compensation plans for the three months and six months ended April 30, 2013 and 2012, and the amounts recorded as liabilities as of April 30, 2013 and October 31, 2012 are presented below.

	Three Months		Six Months
In thousands	2013	2012	2013	2012

Compensation expense	$1,801	$501	$3,657	$2,075

	April 30, 2013	October 31, 2012

Liability	$10,228	$10,631

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

Cardinal enters into interest-rate swap agreements to modify the interest expense characteristics of its unsecured long-term debt. Our share of movements in the market value of these agreements are recorded as a hedge in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Consolidated Balance Sheets; the detail of our share of the market value of the swap agreements is combined with our other equity method investments and presented in “Other Comprehensive Income (Loss), net of tax” in the Consolidated Statements of Comprehensive Income. Cardinal’s long-term debt is nonrecourse to the members.

We have related party transactions as a transportation customer of Cardinal, and we record the transportation costs charged by Cardinal in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For each period of the three months and six months ended April 30, 2013 and 2012, these transportation costs and the amounts we owed Cardinal as of April 30, 2013 and October 31, 2012 are as follows.

	Three Months		Six Months
In thousands	2013	2012	2013	2012

Transportation costs	$2,155	$1,012	$4,294	$2,047

	April 30, 2013	October 31, 2012

Trade accounts payable	$730	$855

Pine Needle LNG Company, L.L.C.

We own 40% of the membership interests in Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company. Pine Needle owns an interstate LNG storage facility in North Carolina and is regulated by the FERC.

Pine Needle enters into interest-rate swap agreements to modify the interest expense characteristics of its unsecured long-term debt. Our share of movements in the market value of these agreements are recorded as a hedge in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Consolidated Balance Sheets; the detail of our share of the market value of the swap agreements is combined with our other equity method investments and presented in “Other Comprehensive Income (Loss), net of tax” in the Consolidated Statements of Comprehensive Income. Pine Needle’s long-term debt is nonrecourse to the members.

We have related party transactions as a customer of Pine Needle, and we record the storage costs charged by Pine Needle in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For each period of the three months and six months ended April 30, 2013 and 2012, these gas storage costs and the amounts we owed Pine Needle as of April 30, 2013 and October 31, 2012 are as follows.

	Three Months		Six Months
In thousands	2013	2012	2013	2012

Gas storage costs	$2,730	$2,464	$5,516	$4,983

	April 30, 2013	October 31, 2012

Trade accounts payable	$919	$914

SouthStar Energy Services LLC

We own 15% of the membership interests in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States, as well as Ohio, New York and Maryland, with most of its business being conducted in the unregulated retail gas market in Georgia. We account for our investment in SouthStar using the equity method, as we have board representation with equal voting rights on significant governance matters and policy decisions, and thus, exercise significant influence over the operations of SouthStar.

SouthStar uses financial contracts to moderate the effect of price and weather changes on the timing of its earnings. These financial contracts, in the form of futures, options and swaps, are considered to be derivatives and fair value is based on selected market indices. Our share of movements in the market value of these contracts are recorded as a hedge in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Consolidated Balance Sheets; the detail of our share of the market value of these contracts is combined with our other equity method investments and presented in “Other Comprehensive Income (Loss), net of tax” in the Consolidated Statements of Comprehensive Income.

We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record the amounts billed to SouthStar in “Operating Revenues” in the Consolidated Statements of Comprehensive Income. For each period of the three months and six months ended April 30, 2013 and 2012, our operating revenues from these sales and the amounts SouthStar owed us as of April 30, 2013 and October 31, 2012 are as follows.

	Three Months		Six Months
In thousands	2013	2012	2013	2012

Operating revenues	$592	$(26)	$583	$(139)

	April 30, 2013	October 31, 2012

Trade accounts receivable	$579	$473

Hardy Storage Company, LLC

We own 50% of the membership interests in Hardy Storage Company, LLC (Hardy Storage), a West Virginia limited liability company. Hardy Storage owns and operates an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia, that is regulated by the FERC.

We have related party transactions as a customer of Hardy Storage and record the storage costs charged by Hardy Storage in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For each period of the three months and six months ended April 30, 2013 and 2012, these gas storage costs and the amounts we owed Hardy Storage as of April 30, 2013 and October 31, 2012 are as follows.

	Three Months		Six Months
In thousands	2013	2012	2013	2012

Gas storage costs	$2,425	$2,425	$4,851	$4,851

	April 30, 2013	October 31, 2012

Trade accounts payable	$808	$808

Constitution Pipeline Company, LLC

We own 24% of the membership interests in Constitution Pipeline Company, LLC (Constitution), a Delaware limited liability company. The purpose of the joint venture is to construct and operate approximately 120 miles of interstate natural gas pipeline and related facilities connecting natural gas gathering systems in Susquehanna County, Pennsylvania to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost approximately $680 million. As of April 30, 2013, our current quarter and fiscal year contributions were $1.2 million and $8.7 million, respectively, and we expect our total contributions will be an estimated $163 million through 2015 with approximately 90% of that funding to occur during our fiscal 2014 and 2015 years. The target in-service date of the project is March 2015. The capacity of the pipeline is 100% subscribed under fifteen year service agreements with two Marcellus producer-shippers with a negotiated rate structure.

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

As of April 30, 2013, we have determined that we are not the primary beneficiary, as defined by the authoritative guidance related to consolidations, in any of our equity method investments, as discussed in Note 12 to the consolidated financial statements in this Form 10-Q. Based on our involvement in these investments, we do not have the power to direct the activities of these investments that most significantly impact the VIE’s economic performance. As we are not the consolidating investor, we will continue to apply equity method accounting to these investments, as discussed in Note 12 to the consolidated financial statements in this Form 10-Q. Our maximum loss exposure related to these equity method investments is limited to our equity investment in each entity. As of April 30, 2013 and October 31, 2012, our investment balances are as follows.

In thousands	April 30, 2013	October 31, 2012

Cardinal	$18,270	$17,969
Pine Needle	18,585	19,239
SouthStar	15,467	18,118
Hardy Storage	33,465	32,541
Constitution	8,979	-

Total equity method investments in non-utility activities	$94,766	$87,867

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

Operations by segment for the three months and six months ended April 30, 2013 and 2012 are presented below.

In thousands	Regulated Utility		Non-utility Activities		Total
	2013	2012	2013	2012	2013	2012

Three Months
Revenues from external customers	$399,411	$308,432	$-	$-	$399,411	$308,432
Margin	183,856	171,951	-	-	183,856	171,951
Operations and maintenance expenses	65,037	60,511	66	21	65,103	60,532
Income from equity method investments	-	-	12,437	11,652	12,437	11,652
Operating income (loss) before income taxes	82,884	76,872	(70)	(26)	82,814	76,846
Income before income taxes	79,678	71,189	12,367	11,627	92,045	82,816

Six Months
Revenues from external customers	$915,286	$780,272	$-	$-	$915,286	$780,272
Margin	415,480	392,187	-	-	415,480	392,187
Operations and maintenance expenses	120,919	118,908	120	44	121,039	118,952
Income from equity method investments	-	-	19,592	17,944	19,592	17,944
Operating income (loss) before income taxes	222,396	203,912	(205)	(132)	222,191	203,780
Income before income taxes	214,555	190,770	19,386	17,812	233,941	208,582

Reconciliations to the Consolidated Statements of Comprehensive Income for the three months and six months ended April 30, 2013 and 2012 are presented below.

In thousands	Three Months		Six Months
	2013	2012	2013	2012

Operating Income:
Segment operating income before income taxes	$82,814	$76,846	$222,191	$203,780
Utility income taxes	(31,380)	(28,090)	(84,679)	(75,311)
Non-utility activities before income taxes	70	26	205	132

Operating income	$51,504	$48,782	$137,717	$128,601

Net Income:
Income before income taxes for reportable segments	$92,045	$82,816	$233,941	$208,582
Income taxes	(36,255)	(32,624)	(92,228)	(82,163)

Net income	$55,790	$50,192	$141,713	$126,419

15.	Subsequent Events

We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. All subsequent events of which we are aware were evaluated. For information on subsequent event disclosures related to regulatory matters, see Note 2 to the consolidated financial statements in this Form 10-Q.

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

We have two reportable business segments, regulated utility and non-utility activities, with the regulated utility segment being the largest. Factors critical to the success of the regulated utility include operating a safe, reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses. The percentages of the assets as of April 30, 2013 and earnings before taxes by segments for the six months ended April 30, 2013 are presented below.

	Assets	Earnings Before Taxes

Regulated Utility	98%	92%

Non-utility Activities:
Regulated non-utility activities	2%	2%
Unregulated non-utility activities	-%	6%

Total non-utility activities	2%	8%

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

We continually assess alternative rate structures and cost recovery mechanisms that are more appropriate to the changing energy economy. The traditional utility rate design provides for the collection of margin revenue based on volumetric throughput which can be affected by customer consumption patterns, weather, conservation, price levels for natural gas or general economic conditions. Alternative rate structures and cost recovery mechanisms are rate designs and mechanisms that allow utilities to recover certain costs through tracking mechanisms or riders without the need to file general base rate cases or that encourage energy efficiency and conservation by separating or decoupling the link between energy consumption and margin revenues, thereby aligning the interests of shareholders and customers.

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

In all three states, the gas cost portion of our costs is recoverable through purchased gas adjustment (PGA) procedures and is not affected by the margin decoupling mechanism or the WNA mechanism. For the six months ended April 30, 2013, these and other rate designs stabilized our gas utility margin by providing fixed recovery of 70% of our utility margin, including margin decoupling in North Carolina, facilities charges to our customers and fixed-rate contracts; semi-fixed recovery of 20% of our utility margin, including the rate stabilization mechanism in South Carolina and WNA in South Carolina and Tennessee; and volumetric or periodic renegotiation of 10% of our utility margin, including our secondary market programs. For further information on state commission regulation, see Note 2 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2012.

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

Focus Areas and Achievements

Managing Gas Supplies and Prices. Our gas supply acquisition strategy is regularly reviewed and adjusted to ensure that we have sufficient and reliable supplies of competitively-priced natural gas to meet the needs of our utility customers. Natural gas development and production in North America continues to provide supply stability and price moderation for natural gas as an energy commodity. Over the past five years, the lower price of natural gas has allowed us to significantly lower the cost of gas to our customers with multiple filings for reductions in the wholesale natural gas cost component of customer rates in the three jurisdictions that we serve. In April 2013, we filed for an increase in the natural gas cost component of our rates in North Carolina and South Carolina that became effective May 1, 2013. Our residential billing rates still range between 28% and 38% less than those in effect in 2008. Currently, natural gas has a price advantage over many other fuels, and it is anticipated that the cost of natural gas will remain competitive due to abundant domestic sources of shale gas reserves.

In November 2012, in order to provide diversification, reliability and gas cost benefits to our customers, we signed long-term contracts to source more of our gas supplies from the Marcellus shale basin in Pennsylvania for our markets in the Carolinas. These new supply arrangements are scheduled to begin in September 2015 and December 2015.

Customer Growth. With some improvement in economic conditions and target marketing on the benefits of natural gas, customer gains improved 12% in the six months ended April 30, 2013 compared to the same period in 2012. Lower wholesale natural gas costs continued to favorably position natural gas relative to other energy sources. Customer gains in our residential new construction and conversion markets increased 15% for the six months ended April 30, 2013 compared to the same period in 2012. Commercial customer additions decreased 6% for the six months ended April 30, 2013 compared to 2012, reflecting a reduction in new construction activity coupled with a longer sales cycle for conversions. We forecast gross customer growth for fiscal 2013 of slightly better than 1%. Overall, total customers billed increased 2% for the six months ended April 30, 2013 compared to the same period in 2012.

We continue to execute our plan to build compressed natural gas (CNG) fueling stations in our service area for use by our own vehicle fleet as well as by third party customers. We currently own and operate nine company CNG fueling stations at Company resource centers with 20% of our vehicle fleet capable of using CNG. We are marketing our CNG fueling stations to commercial fleets to utilize these CNG stations and will serve commercial customers with fueling stations at their sites where there is sufficient demand. We sold 33,000 dekatherms of CNG to commercial customers for the six months ended April 30, 2013, which is equivalent to approximately 485 homes, and our fleet used 3,400 dekatherms of CNG. Through sales of CNG to our commercial customers and use by our own fleet, this CNG usage displaced approximately 289,000 gallons of gasoline and diesel fuel.

Capital Expenditures. We continue to make progress with capital projects that we expect will provide benefits to our customers through safe and reliable natural gas service, while providing our shareholders a reasonable return on invested capital. On June 1, 2013, we placed into service one pipeline expansion project that will provide natural gas delivery service to a power generation facility in North Carolina. See the discussion of our forecasted capital investments in “Cash Flows from Investing Activities” in Item 2 of this Form 10-Q in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Regulatory Activity. Even though we have WNA mechanisms in South Carolina and Tennessee, we are not fully insulated from the effects of weather that are significantly warmer than normal or colder than normal. Weather across our system for the six months ended April 30, 2013 was 3% colder than normal and 28% colder than the same prior year period.

For the six months ended April 30, 2013, the margin decoupling mechanism in North Carolina decreased margin by $3.7 million, and the WNA mechanisms in South Carolina and Tennessee increased margin by $2.4 million.

In April 2013, legislation was passed into law that gives the TRA the ability to approve alternative regulatory mechanisms. The law allows the TRA to implement: (1) separate rate adjustment mechanisms that track specific costs; (2) annual rate reviews in lieu of traditional rate cases and (3) adoption of other policies or procedures that permit a more timely review and revision of rates, streamline the regulatory process, and reduce the cost and time associated with the traditional ratemaking processes.

In May 2013, legislation was passed into law that gives the NCUC the ability to approve a rate adjustment mechanism in a general rate case proceeding to enable a natural gas local distribution company (LDC) to recover its prudently incurred capital investment and associated costs of complying with federal pipeline safety and integrity requirements, including a return based on the LDC’s then authorized return.

In May 2013, we filed a general rate application with the NCUC. For further information on this rate proceeding, see Note 2 to the consolidated financial statements in this Form 10-Q.

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

Financial Strength and Flexibility. In order to profitably fund our Company’s investment in growth and our ongoing capital needs, we have executed our financing programs to optimize and reduce our cost of capital, preserve our liquidity and strong balance sheet and protect our high quality credit ratings. We have an open shelf registration filed with the SEC in June 2011 that is available for future issuances of debt or equity. On January 29, 2013, we entered into an underwriting agreement to sell up to 4.6 million shares of our common stock, priced to the public at $32 per share. Of the 4.6 million shares, 3 million shares were issued on February 4, 2013 providing net proceeds of $92.6 million, and we intend to issue the remaining shares in 2013 under the forward sale agreements (FSAs). For further information on this offering, see Note 6 to the consolidated financial statements in this Form 10-Q and the following discussion of “Cash Flows from Financing Activities.”

The following discussion on operating results is provided for the three-month and six-month periods.

Results of Operations

We reported net income of $55.8 million for the three months ended April 30, 2013 as compared to $50.2 million for the same period in 2012. The following table provides a comparison of the components of the Consolidated Statements of Comprehensive Income for the three months ended April 30, 2013 as compared with the three months ended April 30, 2012.

Comprehensive Income Statement Components

	Three Months Ended April 30		Variance	Percent Change
In thousands, except per share amounts	2013	2012
Operating Revenues	$399,411	$308,432	$90,979	29.5%
Cost of Gas	215,555	136,481	79,074	57.9%

Margin	183,856	171,951	11,905	6.9%

Operations and Maintenance	65,037	60,511	4,526	7.5%
Depreciation	26,867	25,269	1,598	6.3%
General Taxes	9,068	9,299	(231)	(2.5)%
Utility Income Taxes	31,380	28,090	3,290	11.7%

Total Operating Expenses	132,352	123,169	9,183	7.5%

Operating Income	51,504	48,782	2,722	5.6%
Other Income (Expense), net of tax	7,608	7,073	535	7.6%
Utility Interest Charges	3,322	5,663	(2,341)	(41.3)%

Net Income	$55,790	$50,192	$5,598	11.2%

Average Shares of Common Stock:
Basic	75,463	71,731	3,732	5.2%
Diluted	75,904	72,026	3,878	5.4%

Earnings Per Share of Common Stock:
Basic	$0.74	$0.70	$0.04	5.7%
Diluted	$0.74	$0.70	$0.04	5.7%

We reported net income of $141.7 million for the six months ended April 30, 2013 as compared to $126.4 million for the same period in 2012. The following table provides a comparison of the components of the Consolidated Statements of Comprehensive Income for the six months ended April 30, 2013 as compared with the six months ended April 30, 2012.

Comprehensive Income Statement Components

	Six Months Ended April 30		Variance	Percent Change
In thousands, except per share amounts	2013	2012
Operating Revenues	$915,286	$780,272	$135,014	17.3%
Cost of Gas	499,806	388,085	111,721	28.8%

Margin	415,480	392,187	23,293	5.9%

Operations and Maintenance	120,919	118,908	2,011	1.7%
Depreciation	53,569	51,447	2,122	4.1%
General Taxes	18,596	17,920	676	3.8%
Utility Income Taxes	84,679	75,311	9,368	12.4%

Total Operating Expenses	277,763	263,586	14,177	5.4%

Operating Income	137,717	128,601	9,116	7.1%
Other Income (Expense), net of tax	11,775	10,686	1,089	10.2%
Utility Interest Charges	7,779	12,868	(5,089)	(39.5)%

Net Income	$141,713	$126,419	$15,294	12.1%

Average Shares of Common Stock:
Basic	73,884	71,931	1,953	2.7%
Diluted	74,301	72,226	2,075	2.9%

Earnings Per Share of Common Stock:
Basic	$1.92	$1.76	$0.16	9.1%
Diluted	$1.91	$1.75	$0.16	9.1%

The following table provides the components of our margin by customer class for the three months ended April 30, 2013 and 2012.

Margin by Customer Class

	Three Months Ended April 30
In thousands	2013		2012
Sales and Transportation:
Residential	$104,206	57%	$99,509	58%
Commercial	46,513	25%	45,184	26%
Industrial	15,075	8%	13,487	8%
Power Generation	10,184	6%	6,006	4%
For Resale	2,037	1%	1,990	1%

Total	178,015	97%	166,176	97%
Secondary Market Sales	1,975	1%	2,300	1%
Miscellaneous	3,866	2%	3,475	2%

Total	$183,856	100%	$171,951	100%

The following table provides the components of our margin by customer class for the six months ended April 30, 2013 and 2012.

Margin by Customer Class

	Six Months Ended April 30
In thousands	2013		2012
Sales and Transportation:
Residential	$242,120	58%	$233,728	60%
Commercial	106,367	26%	103,267	26%
Industrial	31,406	8%	28,426	7%
Power Generation	20,300	5%	11,809	3%
For Resale	4,144	1%	4,120	1%

Total	404,337	98%	381,350	97%
Secondary Market Sales	5,288	1%	4,841	1%
Miscellaneous	5,855	1%	5,996	2%

Total	$415,480	100%	$392,187	100%

Key statistics are shown in the table below for the three months ended April 30, 2013 and 2012.

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended April 30
	2013	2012	Variance	Percent Change
Deliveries in Dekatherms (in thousands):
Sales Volumes	37,406	24,024	13,382	55.7%
Transportation Volumes	71,478	57,922	13,556	23.4%

Throughput	108,884	81,946	26,938	32.9%

Secondary Market Volumes	14,319	13,038	1,281	9.8%

Customers Billed (at period end)	1,000,133	984,125	16,008	1.6%
Gross Customer Additions	3,046	2,620	426	16.3%

Degree Days
Actual	1,418	865	553	63.9%
Normal	1,180	1,194	(14)	(1.2)%
Percent colder (warmer) than normal	20.2%	(27.5)%	n/a	n/a

Number of Employees (at period end)	1,765	1,775	(10)	(0.6)%

Key statistics are shown in the table below for the six months ended April 30, 2013 and 2012.

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Six Months Ended April 30
	2013	2012	Variance	Percent Change
Deliveries in Dekatherms (in thousands):
Sales Volumes	79,874	62,620	17,254	27.6%
Transportation Volumes	136,958	110,291	26,667	24.2%

Throughput	216,832	172,911	43,921	25.4%

Secondary Market Volumes	30,666	24,485	6,181	25.2%

Customers Billed (at period end)	1,000,133	984,125	16,008	1.6%
Gross Customer Additions	6,792	6,058	734	12.1%

Degree Days
Actual	3,109	2,433	676	27.8%
Normal	3,029	3,063	(34)	(1.1)%
Percent colder (warmer) than normal	2.6%	(20.6)%	n/a	n/a

Number of Employees (at period end)	1,765	1,775	(10)	(0.6)%

Operating Revenues

Changes in operating revenues for the three months and six months ended April 30, 2013 compared with the same periods in 2012 are presented below.

Changes in Operating Revenues - Increase (Decrease)

In millions	Three Months	Six Months
Residential and commercial customers	$98.2	$114.3
Industrial customers	5.9	9.5
Power generation customers	6.1	12.1
Secondary market	22.8	52.6
Margin decoupling mechanism	(32.9)	(42.4)
WNA mechanisms	(9.2)	(11.3)
Other	.1	.2

Total	$91.0	$135.0

•

Residential and commercial customers – the increases for the three months and six months are primarily due to higher consumption from colder weather, slightly higher gas costs passed through to customers and customer growth.

•	Industrial customers – the increases for the three months and six months are primarily due to colder weather and customer growth.

•	Power generation customers – the increases for the three months and six months are primarily due to increased transportation services due to a new contract that began in June 2012.

•

Secondary market – the increases for the three months and six months are due to increased activity from colder weather and slightly higher commodity costs. Secondary market transactions consist of off-system sales and capacity release arrangements and are part of our regulatory gas supply management program with regulatory-approved sharing mechanisms between our utility customers and our shareholders.

•

Margin decoupling mechanism – the decreases for the three months and six months are due to colder weather in North Carolina. As discussed in “Financial Condition and Liquidity,” the margin decoupling mechanism in North Carolina adjusts for variations in residential and commercial use per customer, including those due to weather and conservation.

•	WNA mechanisms – the decreases for the three months and six months are due to colder weather in South Carolina and Tennessee.

Cost of Gas

Changes in cost of gas for the three months and six months ended April 30, 2013 compared with the same period in 2012 are presented below.

Changes in Cost of Gas - Increase (Decrease)

In millions	Three Months	Six Months
Commodity gas costs passed through to sales customers	$63.1	$79.0
Commodity gas costs in secondary market transactions	23.1	52.2
Pipeline demand charges	8.9	12.4
Regulatory approved gas cost mechanisms	(16.0)	(31.9)

Total	$79.1	$111.7

•

Commodity gas costs passed through to sales customers – the increases for the three months and six months are due to higher volumes sold due to colder weather and slightly higher wholesale gas costs passed through to sales customers.

•	Commodity gas costs in secondary market transactions – the increases for the three months and six months are due to increased activity from colder weather and higher average wholesale gas costs.

•	Pipeline demand charges – the increases for the three months and six months are due to increased demand costs, decreased asset manager payments and decreased capacity release.

•	Regulatory approved gas cost mechanisms – the decreases for the three months and six months are primarily due to commodity gas cost true-ups.

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

Margin

Margin, rather than revenues, is used by management to evaluate utility operations due to the regulatory passthrough of changes in wholesale gas costs. Our utility margin is defined as natural gas revenues less natural gas commodity costs and fixed gas costs for transportation and storage capacity. It is the component of our revenues that is established in general rate cases and is designed to cover our utility operating expenses and our return of and on our utility capital investments and related taxes. Our commodity gas costs accounted for 44% of revenues for the six months ended April 30, 2013, and our pipeline transportation and storage costs accounted for 9%.

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

Changes in margin for the three months and six months ended April 30, 2013 compared with the same periods in 2012 are presented below.

Changes in Margin – Increase (Decrease)

In millions	Three Months	Six Months
Residential and commercial customers	$6.0	$11.5
Industrial customers	1.6	3.0
Power generation customers	4.2	8.5
Secondary market activity	(.3)	.4
Net gas cost adjustments	.4	(.1)

Total	$11.9	$23.3

•

Residential and commercial customers – the increases for the three months and six months are primarily due to increased volumes delivered due to colder weather, the general rate increase in Tennessee effective March 1, 2012 and customer growth in all three states.

•	Industrial customers – the increases for the three months and six months are primarily due to higher consumption in the industrial market from colder weather and customer growth.

•	Power generation customers – the increases for the three months and six months are due to increased transportation services due to a new contract that began in June 2012.

•

Secondary market activity – the decrease for the three months is primarily due to lower volatility, slightly offset by increased activity and the increase for the six months is primarily due to increased activity from colder weather.

Operations and Maintenance Expenses

Changes in operations and maintenance expenses for the three months and six months ended April 30, 2013 compared with the same periods in 2012 are presented below.

Changes in Operations and Maintenance Expenses – Increase (Decrease)

In millions	Three Months	Six Months
Contract labor	$1.5	$2.2
Employee benefits	1.2	(2.3)
Payroll	.7	.2
Regulatory	.5	1.1
Other	.6	.8

Total	$4.5	$2.0

•	Contract labor – the increases for the three months and six months are primarily due to process improvement projects, pipeline integrity and maintenance programs and safety efforts.

•

Employee benefits – the increase for the three months is primarily due to an increase in pension expense. The decrease for the six months is primarily due to reduced group medical insurance expense from lower claims, a regulatory pension deferral in Tennessee in the current year related to the funding of the plan in November 2012 versus no plan funding in the prior year, partially offset by an increase in pension expense.

•	Payroll – the increase for the three months is primarily due to increases in incentive plan accruals partially offset by vacancies and salaries capitalized to projects.

•

Regulatory – the increase for the six months is primarily due to amortization of regulatory assets with amortization periods established in the Tennessee general rate proceeding, effective in March 2012.

Depreciation

Depreciation expense increased $1.6 million and $2.1 million for the three months and six months ended April 30, 2013, respectively, compared with the same periods in 2012 primarily due to increases in plant in service, particularly related to system integrity projects being completed.

Other Income (Expense)

Other Income (Expense) is comprised of income from equity method investments, non-operating income, non- operating expense and income taxes related to these items. Non-operating income includes non-regulated merchandising and service work, home service warranty programs, subsidiary operations, interest income and other miscellaneous income. Non-operating expense is comprised of charitable contributions and miscellaneous expenses. Activity for the three months ended April 30, 2013 compared with the same period in 2012 was comparable.

The primary change to Other Income (Expense) for the six months ended April 30, 2013 compared with the same period in 2012 was income from equity method investments, primarily from SouthStar Energy Services LLC (SouthStar). Income from equity method investments from SouthStar increased $1.4 million primarily due to increased average customer usage in Georgia related to colder weather relative to the prior year period, net of weather derivatives, and the recording of a lower of cost or market storage inventory adjustment in the prior year, partially offset by increased gas costs.

Utility Interest Charges

Changes in utility interest charges for the three months and six months ended April 30, 2013 compared with the same periods in 2012 are presented below.

Changes in Utility Interest Charges – Increase (Decrease)

In millions	Three Months	Six Months
Borrowed Allowance for Funds Used During Construction (AFUDC)	$(3.9)	$(7.8)
Regulatory interest expense, net	(.5)	(1.2)
Interest expense on short-term debt	(.4)	(1.1)
Interest expense on long-term debt	2.6	5.3
Other	(.1)	(.3)

Total	$(2.3)	$(5.1)

•	Borrowed AFUDC – the decreases for the three months and six months are due to an increase in capitalized interest primarily as a result of increased construction expenditures in the current periods.

•

Regulatory interest expense, net – the decreases for the three months and six months are primarily due to interest charged on increased amounts due from customers, which is recorded as interest income.

•

Interest expense on short-term debt – the decrease for the three months is primarily due to interest rates being on average 38 basis points lower than the same prior period with the balance of borrowings being slightly lower in the current period. The decrease for the six months is primarily due to interest rates that are on average 58 basis points lower than the same prior period, partially offset by higher balances outstanding during the current period used for utility capital expenditures and other corporate purposes.

•	Interest expense on long-term debt – the increases for the three months and six months are primarily due to higher amounts of debt outstanding in the current periods.

Financial Condition and Liquidity

Our capital market strategy has continued to focus on maintaining a strong balance sheet, ensuring sufficient cash resources and daily liquidity, accessing capital markets at favorable times when needed, managing critical business risks, and maintaining a balanced capital structure through the issuance of equity and long-term debt securities or the repurchase of our equity securities. The need for long-term capital is driven by long-term debt maturities and the level and timing of capital expenditures. Our issuance of long-term debt and equity securities is subject to regulation by the NCUC. On January 29, 2013, we offered 4.6 million shares of our common stock for sale under an open combined debt and equity shelf registration statement, and on February 4, 2013, we issued 3 million of those common shares. Also on January 29, 2013, in connection with the offering of these shares, we entered into a FSA for up to 1 million shares to be settled no later than December 15, 2013. On February 19, 2013, we entered into a second FSA as part of the offering for an additional .6 million shares to be settled no later than December 15, 2013. For further information on these transactions, see Note 6 to the consolidated financial statements in this Form 10-Q.

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

Short-Term Debt. We have a $650 million five-year revolving syndicated credit facility that expires in October 2017, and we have an option to request an expansion up to $850 million. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount up to $650 million. The five-year revolving syndicated credit facility contains normal and customary financial covenants.

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

Highlights for our short-term debt as of April 30, 2013 and for the quarter ended April 30, 2013 are presented below.

Short-Term Debt

As of April 30, 2013

In thousands	Credit Facility	Commercial Paper	Total Borrowings
End of period (April 30, 2013):
Amount outstanding	$-	$345,000	$345,000
Weighted average interest rate	-%	.30%	.30%

During the period (February 1, 2013 – April 30, 2013):
Average amount outstanding	$-	$383,600	$383,600
Minimum amount outstanding	-	315,000	315,000
Maximum amount outstanding	-	525,000	525,000
Minimum interest rate	-%	.28%	.28%
Maximum interest rate	-%	.37%	.37%
Weighted average interest rate	-%	.33%	.33%

Maximum amount outstanding:
February 2013	$-	$525,000	$525,000
March 2013	-	415,000	415,000
April 2013	-	370,000	370,000

As of April 30, 2013, we had $10 million available for letters of credit under our revolving syndicated credit facility, of which $2.1 million were issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of April 30, 2013, unused lines of credit available under our revolving syndicated credit facility, including the issuance of the letters of credit, totaled $302.9 million.

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

Net cash provided by operating activities was $268.2 million and $244.5 million for the six months ended April 30, 2013 and 2012, respectively. Net cash provided by operating activities reflects an increase of $15.3 million in net income for 2013 compared with 2012 primarily due to higher margin and lower interest expense partially offset by higher operating expenses. The effect of changes in working capital on net cash provided by operating activities is described below.

•

Trade accounts receivable and unbilled utility revenues increased $85.3 million from October 31, 2012 primarily due to colder weather and higher consumption of natural gas. Volumes sold to weather-sensitive residential and commercial customers increased 17 million dekatherms as compared with the same prior period primarily due to 27.8% colder weather during the current period. Total throughput increased 43.9 million dekatherms as compared with the same prior period, largely from 22 million dekatherms, or 36%, increased deliveries to power generation customers as well as increased sales to residential and commercial customers.

•	Net amounts due from customers decreased $51.7 million from October 31, 2012 primarily due to the collection of deferred gas costs and margin decoupling through rates.
•

Gas in storage decreased $24.1 million in the current period primarily due to decreased volumes of gas in storage from higher customer sales in 2013 due to colder weather as discussed above, slightly offset by an increase in the weighted average cost of gas purchased for injections.

•

Prepaid gas costs decreased $18.4 million in the current period primarily due to gas being made available for sale during the period. Under some gas supply asset management contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have WNA mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers in South Carolina and in October through April for residential and commercial customers in Tennessee. The WNA mechanisms in South Carolina and Tennessee generated charges to customers of $2.4 million and $13.7 million in the six months ended April 30, 2013 and 2012, respectively. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” in “Current Assets” or “Amounts due to customers” in “Current Liabilities” in the Consolidated Balance Sheets for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism decreased margin by $3.7 million and increased margin by $38.7 million in the six months ended April 30, 2013 and 2012, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanisms.

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

Primarily due to bonus depreciation, we generated a federal net operating loss (NOL) in our tax year 2012, and we anticipate generating a federal NOL again in our tax year 2013. We will be filing claims to carryback a portion of the NOLs to prior federal income tax returns. We have recorded $30 million in “Income taxes receivable” in “Current Assets” in the Consolidated Balance Sheets for the refundable income taxes that we anticipate will be generated from the carryback of these NOLs. Any NOLs that are not carried back will be carried forward to offset future taxable income. As of April 30, 2013, we have recorded a current deferred tax benefit of approximately $21 million included in “Deferred income taxes” in “Current Liabilities” in the Consolidated Balance Sheets from the estimated 2013 NOLs that we anticipate carrying forward to offset taxable income in 2014. We anticipate that we will generate taxable income sufficient to utilize all NOLs prior to the expiration of the loss carryforward periods.

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

Cash Flows from Investing Activities. Net cash used in investing activities was $294.8 million and $229.2 million for the six months ended April 30, 2013 and 2012, respectively. Net cash used in investing activities was primarily for utility capital expenditures. Gross utility capital expenditures for the six months ended April 30, 2013 were $274.9 million as compared to $220.3 million in the same prior period primarily due to additional expenditures on system integrity projects.

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

In millions	2013	2014	2015
Utility	$475 – 515	$275 – 325	$275 – 325
Sutton power generation project	75 – 85	-	-

Total forecasted capital expenditures	$550 – 600	$275 – 325	$275 – 325

In April 2010, we reached an agreement with Progress Energy Carolinas, now a subsidiary of Duke Energy Corporation, to provide natural gas delivery service to a power generation facility to be built at their existing Sutton site near Wilmington, North Carolina. The agreement called for us to construct approximately 130 miles of transmission pipeline along with compression facilities to provide natural gas delivery service to the plant which was placed into service as scheduled on June 1, 2013. Our investment in the pipeline and compression facilities is supported by a long-term service agreement with fixed monthly payments.

The Sutton facilities also create cost effective expansion capacity that we will use to help serve the growing natural gas requirements of our customers in the eastern part of North Carolina. We anticipate that a portion of the revenue requirement of this project will be included in our North Carolina utility rates because the facilities will enhance our ability to serve our other North Carolina customers.

In November 2012, we became a 24% equity member of Constitution Pipeline Company, LLC (Constitution), a Delaware limited liability company. The purpose of the joint venture is to construct and operate approximately 120 miles of interstate natural gas pipeline and related facilities connecting natural gas gathering systems in Susquehanna County, Pennsylvania to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost approximately $680 million. Our current fiscal year contributions through April 30, 2013 were $8.7 million, and we expect our total contributions will be an estimated $163 million through 2015 with approximately 90% of that funding to occur during our fiscal 2014 and 2015 years. The target in service date of the project is March 2015. For further information regarding this agreement, see Note 12 to the consolidated financial statements in this Form 10-Q.

Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $39.5 million and ($11.7) million for the six months ended April 30, 2013 and 2012, respectively. Funds are primarily provided from long-term securities, short-term borrowings and the issuance of common stock through our dividend reinvestment and stock purchase plan (DRIP), our employee stock purchase plan (ESPP) and bonus depreciation. We may sell common stock and long-term debt when market and other conditions favor such long-term financing to maintain our target capital structure of 50 – 55% equity to total long-term capital. Funds are primarily used to retire long-term debt maturities, pay down outstanding short-term debt, repurchase common stock under the common stock repurchase program and pay quarterly dividends on our common stock.

Outstanding debt under our syndicated revolving credit facility and CP program decreased to $345 million as of April 30, 2013 from $365 million as of October 31, 2012 primarily due to the net proceeds received from the issuance of our common stock. For further information on short-term debt, see Note 5 to the consolidated financial statements in this Form 10-Q and the previous discussion of “Short-Term Debt” in “Financial Condition and Liquidity.”

We have an open combined debt and equity shelf registration statement filed with the SEC in July 2011 that is available for future use. On January 29, 2013, we entered into an underwriting agreement to sell up to 4.6 million shares of our common stock under the registration statement, including the direct issuance of 3 million shares and an additional 1.6 million shares to be issued under FSAs. The offering for 3 million shares was settled on February 4, 2013, and we received net proceeds of $92.6 million from the underwriters at the net price of $30.88, the offering price to the public of $32 per share per the prospectus less an underwriting discount of $1.12 per share. We have two FSAs totaling 1.6 million shares that must be settled no later than December 15, 2013. Under the terms of the FSAs, at our election, we may physically settle in shares, cash or net share settle for all or a portion of our obligations under the agreements. We expect to settle by delivering shares. If we physically settle by issuing the 1.6 million shares to the forward counterparty, the forward counterparty will, at settlement, pay us the proceeds less certain adjustments from its sale of the borrowed shares to the underwriters, which is anticipated to be $47.3 million at December 15, 2013.

We used the net proceeds from this sale of our common stock to repay outstanding unsecured notes under the CP program. We intend to use the proceeds from the FSAs for the same purpose and for general corporate purposes. For further information on our common stock, see Note 6 to the consolidated financial statements in this Form 10-Q.

We anticipate issuing $300 million in long-term debt in fiscal 2013, in part to fund the balance of $100 million of our 5% medium-term notes due in December 2013 with the remainder of the proceeds to be used to repay short-term debt and for general corporate purposes. We continually monitor customer growth trends and investment opportunities in our markets and the timing of any infrastructure investments that would require the need for additional long-term debt.

During the six months ended April 30, 2013 and 2012, we issued $12.3 million and $10.8 million, respectively, of common stock through DRIP and ESPP. From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Part II, Item 2 in this Form 10-Q. We do not anticipate repurchasing any of our common stock in our fiscal year 2013. During the six months ended April 30, 2012, we repurchased and retired .8 million shares for $26.5 million under the program.

We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which certain long-term debt was issued restrict the amount of cash dividends that may be paid. As of April 30, 2013, our retained earnings were not restricted. On June 7, 2013, the Board of Directors declared a quarterly dividend on common stock of $.31 per share, payable July 15, 2013 to shareholders of record at the close of business on June 24, 2013.

Our long-term targeted capitalization ratio is 45 – 50% in long-term debt and 50 – 55% in common equity. As of April 30, 2013, our capitalization, including current maturities of long-term debt, if any, consisted of 44% in long-term debt and 56% in common equity.

The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of April 30, 2013 and 2012, and October 31, 2012, are summarized in the table below.

	April 30		October 31		April 30
In thousands	2013	Percentage	2012	Percentage	2012	Percentage
Short-term debt	$345,000	14%	$365,000	16%	$80,000	4%
Current portion of long-term debt	100,000	4%	-	-%	-	-%
Long-term debt	875,000	34%	975,000	41%	975,000	46%

Total debt	1,320,000	52%	1,340,000	57%	1,055,000	50%
Common stockholders’ equity	1,230,731	48%	1,027,004	43%	1,064,811	50%

Total capitalization (including short-term debt)	$2,550,731	100%	$2,367,004	100%	$2,119,811	100%

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

The lenders under our revolving credit facility and our CP program are major financial institutions, all of which have investment grade credit ratings as of April 30, 2013. It is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal.

As of April 30, 2013, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services (S&P) and “A3” by Moody’s Investors Service (Moody’s). Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. S&P and Moody’s have issued credit ratings on our CP program at “A1” and “P2”, respectively. Credit ratings and outlooks are opinions of the rating agencies and are subject to their ongoing review. A significant decline in our operating performance, capital structure, a change from the constructive regulatory environments in which we operate or a significant reduction in our liquidity could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by our rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of April 30, 2013, there has been no event of default giving rise to acceleration of our debt.

Estimated Future Contractual Obligations

During the three months ended April 30, 2013, there were no material changes to our estimated future contractual obligations in Management’s Discussion and Analysis in this Form 10-Q compared to the disclosure provided in our Form 10-K for the year ended October 31, 2012. Based on current cost estimates, we are contractually committed to fund an estimated $163 million in proportion to our 24% membership interest in Constitution for the development and construction of a new pipeline. As of April 30, 2013, we have funded $8.7 million. For further information about this contractual obligation, see Note 12 to the consolidated financial statements in this Form 10-Q.

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

During the six months ended April 30, 2013, there were no material changes in the way that we monitor and manage market risk and credit risk in accordance with our policies and procedures. Our exposure to and management of interest rate risk, commodity price risk and weather risk has remained the same during the six months ended April 30, 2013. Our annual discussion of market risk was included in Item 7A of our Form 10-K as of October 31, 2012.

Additional information concerning market risk is included in “Financial Condition and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 in this Form 10-Q.

As of April 30, 2013, we had $345 million of debt outstanding under our CP program at an interest rate of .30%, which at April 30, 2013 was the rate for the CP program as we were not borrowing under the revolving syndicated credit facility. The carrying amount of this debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2.1 million during the six months ended April  30, 2013.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We have only routine immaterial litigation in the normal course of business.

Item 1A. Risk Factors

During the six months ended April 30, 2013, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c)	Issuer Purchases of Equity Securities.

The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended April 30, 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
Beginning of the period					2,910,074
2/1/13 – 2/28/13	-		$-	-	2,910,074
3/1/13 – 3/31/13	-		$-	-	2,910,074
4/1/13 – 4/30/13	48	(2)	$33.01	-	2,910,074

Total	48		$33.01	-

(1)	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment and stock purchase, employee stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. The additional four million shares were referred to as our accelerated share repurchase (ASR) program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.

(2)	The total number of shares purchased is shares withheld by us to satisfy tax withholding obligations related to the vesting of shares awarded under an incentive compensation award that is outside of the Common Stock Open Market Purchase Program.

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”), except out of net earnings available for restricted payments. As of April 30, 2013, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.

Item 6. Exhibits

10.1	Confirmation of Forward Sale Transaction dated February 19, 2013 between Piedmont Natural Gas Company, Inc. and Morgan Stanley & Co. LLC, in its capacity as the forward counterparty (incorporated by reference to Exhibit 99.1, Form 8-K filed February 25, 2013)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Consolidated Balance Sheets at April 30, 2013 and October 31, 2012; (3) Consolidated Statements of Comprehensive Income for the three months and six months ended April 30, 2013 and 2012; (4) Consolidated Statements of Cash Flows for the six months ended April 30, 2013 and 2012; (5) Consolidated Statements of Stockholders’ Equity for the six months ended April 30, 2013 and 2012; and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc.
(Registrant)

Date June 7, 2013	/s/ Karl W. Newlin
Karl W. Newlin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date June 7, 2013	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.

Form 10-Q

For the Quarter Ended April 30, 2013

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