Form 10-K
period 2013-10-31
PIEDMONT NATURAL GAS CO INC
filed 2013-12-23
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended October 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of April 30, 2013.

Common Stock, no par value - $2,575,772,202

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 13, 2013
Common Stock, no par value	76,116,503

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders on March 6, 2014 are incorporated by reference into Part III.

Piedmont Natural Gas Company, Inc.

2013 FORM 10-K ANNUAL REPORT

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

Piedmont is an energy services company whose principal business is the distribution of natural gas to over one million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including customers served by municipalities who are our wholesale customers. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, regulated interstate natural gas transportation and storage and regulated intrastate natural gas transportation.

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

We have two reportable business segments, regulated utility and non-utility activities, with the regulated utility segment being the largest. Factors critical to the success of the regulated utility include operating a safe and reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The non-utility activities segment consists of our equity method investments in joint venture energy-related businesses. The percentage of assets as of October 31, 2013 and earnings before taxes by segment for the year ended October 31, 2013 are presented below.

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

Operating revenues shown in the Consolidated Statements of Comprehensive Income represent revenues from the regulated utility segment. The cost of purchased gas is a component of operating revenues. Increases or decreases in prudently incurred purchased gas costs from suppliers are passed through to customers through purchased gas adjustment (PGA) procedures. Therefore, our operating revenues are impacted by changes in gas costs as well as by changes in volumes of gas sold and transported. Secondary market transactions consist of off-system sales and capacity release arrangements and are part of our regulatory gas supply management program with regulator-approved sharing mechanisms between our utility customers and our shareholders. Operations of the non-utility activities segment are included in the Consolidated Statements of Comprehensive Income in “Other Income (Expense)” in “Income from equity method investments” and “Non-operating income.”

Operating revenues by major customer class for the years ended October 31, 2013 and 2012 are presented below.

	2013	2012
Residential customers	46%	48%
Commercial customers	26%	27%
Large volume customers, including industrial, power generation and resale customers	15%	12%
Secondary market activities	12%	12%
Other sources	1%	1%

Total	100%	100%

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

We are also subject to various federal regulations that affect our utility and non-utility operations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the Federal Energy Regulatory Commission (FERC) that affect the certification and siting of new interstate natural gas pipeline projects, the purchase and sale of, the prices paid for, and the terms and conditions of service for the interstate transportation and storage of natural gas, regulations of the U.S. Department of Transportation (DOT) that affect the design, construction, operation, maintenance, integrity, safety and security of natural gas distribution and transmission systems, and regulations of the Environmental Protection Agency (EPA) relating to the environment. In addition, we are subject to numerous other regulations, such as those relating to employment and benefit practices, which are generally applicable to companies doing business in the United States of America.

We hold non-exclusive franchises for natural gas service in many of the communities we serve, with expiration dates from December 2013 to 2058. The franchises are adequate for the operation of our gas distribution business and do not contain materially burdensome restrictions or conditions. From time to time, some of our franchise agreements expire; however, we continue to operate in those areas pursuant to the provisions of the expired franchises with no significant impact on our business. Depending on the jurisdiction, we believe that these franchises will be renewed or that service will be continued in the ordinary course of business while we negotiate renewals or continue to operate under our state-granted franchise rights without a specific franchise agreement with each city or municipality. The likelihood of cessation of service under an expired franchise is remote, and we do not believe there will be a material adverse impact on us.

Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to recover the cost of natural gas we purchased for our customers and our operating expenses and to earn a fair rate of return on invested capital for our shareholders. Our ability to earn our authorized rates of return is based in part on our ability to reduce or eliminate regulatory lag through integrity management riders (IMRs) or similar mechanisms and also by improved rate designs that decouple the recovery of our approved margins from customer usage patterns impacted by seasonal weather patterns and customer conservation.

We continually assess alternative rate structures and cost recovery mechanisms that are more appropriate to the changing energy economy. The traditional utility rate design provides for the collection of margin revenue based on volumetric throughput which can be affected by customer consumption patterns, weather, conservation, price levels for natural gas or general economic conditions. Alternative rate structures and cost recovery mechanisms are rate designs and mechanisms that allow utilities to recover certain costs through tracking mechanisms or riders without the need to file general base rate cases. They can also recognize the impact of energy efficiency and conservation on a utility’s revenue stream and thus separate or decouple the link between energy consumption and margin revenues, thereby aligning the interests of shareholders and customers.

In North Carolina, we have a margin decoupling mechanism that provides for the recovery of our approved margin from residential and commercial customers on an annual basis independent of consumption patterns. The margin decoupling mechanism provides for semi-annual rate adjustments to refund any over-collection of margin or to recover any under-collection of margin. The approval of our settlement with the Public Staff of the 2013 NCUC rate proceeding includes implementation of an IMR in North Carolina that will separately track and recover the costs associated with capital expenditures to comply with federal pipeline safety and integrity requirements. Under this mechanism, we will make annual filings every November to capture costs closed to plant through October with revised rates effective the following February. A similar mechanism in Tennessee was approved by the TRA in December 2013. In South Carolina, we operate under a rate stabilization adjustment (RSA) tariff mechanism that achieves the objectives of margin decoupling for residential and commercial customers with a one year lag. Under the RSA tariff mechanism, we reset our rates in South Carolina based on updated costs and revenues on an annual basis. We also have a weather normalization adjustment (WNA) mechanism for residential and commercial customers in South Carolina for bills rendered during the months of November through March and in Tennessee for bills rendered during the months of October through April that partially offsets the impact of colder- or warmer-than-normal winter weather. Our WNA formulas calculate the actual weather variance from normal, using 30 years of history, and increase revenues when weather is warmer than normal and decrease revenues when weather is colder than normal. The WNA formulas do not ensure full recovery of approved margin during periods when customer consumption patterns vary from those used to establish the WNA factors and when weather is significantly warmer than normal or colder than normal. Weather in 2013 on average over our three-state market area was 2% colder than normal and 25% colder than 2012. For the year ended October 31, 2013, the margin decoupling mechanism in North Carolina increased margin by $6 million, and the WNA mechanisms in South Carolina and Tennessee together increased margin by $3 million.

In all three states, the gas cost portion of our costs is recoverable through PGA procedures and is not affected by the margin decoupling mechanism or the WNA mechanism. Through the use of various tariff mechanisms and fixed-rate contracts, we are able to achieve increasing levels of margin stabilization. The following table presents the breakdown of our gas utility margin for the years ended October 31, 2013, 2012 and 2011. For further information, see Note 2 to the consolidated financial statements in this Form 10-K.

	2013	2012	2011
Fixed margin (from margin decoupling in North Carolina, facilities charges to our customers and fixed-rate contracts)	73%	72%	70%
Semi-fixed margin (RSA in South Carolina and WNA in South Carolina and Tennessee)	16%	17%	18%
Volumetric or periodic renegotiation	11%	11%	12%
Total	100%	100%	100%

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

Our Strategies

We monitor our progress and measure our performance related to our strategic directives and business objectives over the course of our fiscal year. The metrics we use to measure our performance include, but are not limited to, earnings per share (EPS) and EPS growth, total shareholder return compared to our industry peer group, return on invested capital, return on equity, utility margin, investment grade credit ratings, customer growth, utility customer satisfaction and loyalty, employee satisfaction, operations and maintenance (O&M) expense discipline, employee health and safety, pipeline safety, and sustainable business practices.

Safety is a critical component to our ongoing success as a company. We have always placed a high priority on the safety of our system, public safety and employee safety. We must comply with laws that regulate system integrity as well as new rulemaking proceedings under the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. We are subject to DOT and state regulation of our pipeline and related facilities and have ongoing transmission and distribution pipeline integrity programs to inspect our system for corrosion and leaks as well as monitoring key metrics of our system for its safe operation. We anticipate federal legislative and regulatory enactments will increase in scope and add further requirements and costs to our pipeline safety and integrity programs and our capital and O&M expenditure programs. Items currently being discussed by federal regulators include possible mandates addressing the integrity verification process of maximum allowable operating pressure of transmission pipelines. Potential regulatory changes resulting from the rulemaking could increase our future capital and O&M expenditures for pipeline integrity, safety and compliance. We will continue our efforts to educate the public about our pipeline system in an effort to decrease third party excavation damage, which is the greatest cause of damage on our system. We encourage focused efforts to improve the safety of our industry as a whole.

We believe natural gas is a safe and reliable energy source that is clean, affordable, reliable and environmentally responsible. It is also domestically abundant. We incorporate this message into our pursuit of growth in our core residential, commercial, industrial and power generation markets as well as complementary energy-related investments. We promote the increased awareness and use of natural gas and want our customers to choose us because of the value of natural gas and the quality of our service to them.

Our business model supports new clean energy technologies and energy efficiencies in the end use of natural gas. We are seeking opportunities for regulatory innovation and strategic alliances to advance our customers’ interests in energy conservation, efficiency and environmental stewardship. We are promoting the direct use of natural gas in more homes, businesses, industries and vehicles as we strongly believe that the expanded use of clean, efficient, abundant and domestic natural gas with its relatively low emissions can help revitalize our economy, reduce both overall energy consumption and greenhouse gas emissions and enhance our national energy security. We see an opportunity in the clean energy technology of compressed natural gas (CNG) vehicles. We continued to execute our plan in 2013 to build CNG fueling stations in our service area for use by our own vehicle fleet as well as by third party fleets and other customers.

With the environmental and cost benefits of using natural gas compared to coal in the generation of electricity, we have participated in the development of gas-fired power generation facilities in our market area. We completed pipeline expansion projects over the last three fiscal years to provide long-term natural gas delivery service to new power generation facilities in our market area. In addition to delivering the natural gas supply to the new natural gas-fired power plants, the construction of natural gas pipelines for two of these projects increased our natural gas infrastructure in the eastern part of North Carolina and has enhanced future opportunities for economic growth and development.

Our capital program primarily supports our system infrastructure and the growth in our customer base. We are increasing our spending for pipeline integrity, safety and compliance programs, and systems and technology infrastructure to enhance our pipeline system and integrity. For further information on our forecasted capital investments for fiscal 2014 – 2016, see “Cash Flows from Investing Activities” in Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our financial strength and flexibility is critical to our success as a company. We will continue our stewardship to maintain our financial strength which includes a strong balance sheet, investment-grade credit ratings and continued access to capital markets. We evaluate the strength of financial institutions with which we have working relationships to ensure access to funds for operations and capital investments. Our capital plan includes maintaining a long-term debt-to-capitalization ratio within a range of 45% to 50%. We will continue our efforts to control our operating costs, implement new technologies and work with our state regulators to maintain fair rates of return and innovative rate designs for the benefit of our customers and shareholders.

We invest in joint ventures to complement or supplement income from our regulated utility operations if an opportunity aligns with our overall business strategies and allows us to leverage our core competencies. We analyze and evaluate potential projects based on projected rates of return commensurate with the risk of such projects. We participate in the governance of our ventures by having management representatives on the governing boards. We monitor actual performance against expectations, specifically annual approved budgets, and any decision to exit an existing joint venture would be based on many factors, including performance results and continued alignment with our business strategies.

To further our strategy of expanding our complementary energy-related businesses, in November 2012, we became a 24% equity member of Constitution Pipeline Company, LLC, a Delaware limited liability company. The purpose of the joint venture is to construct and operate approximately 120 miles of interstate natural gas pipeline and related facilities connecting shale natural gas supplies and gathering systems in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest of 24% for the development and construction of the new pipeline, which is expected to cost approximately $680 million. For further information on this equity method investment, see Note 12 to the consolidated financial statements in this Form 10-K.

Operating Statistics

The following is a five-year comparison of operating statistics for the years ended October 31, 2009 through 2013.

	2013	2012	2011	2010	2009
Operating Revenues (in thousands):
Sales and Transportation:
Residential	$588,546	$534,321	$658,892	$743,346	$787,994
Commercial	331,831	301,013	379,846	428,085	462,160
Industrial	113,182	95,177	104,774	116,122	126,855
Power Generation	64,109	36,027	28,969	21,708	19,609
For Resale	9,549	9,512	9,692	11,061	11,746

Total	1,107,217	976,050	1,182,173	1,320,322	1,408,364
Secondary Market Sales	164,130	140,380	244,824	224,973	221,300
Miscellaneous	6,882	6,350	6,908	7,000	8,452

Total	$1,278,229	$1,122,780	$1,433,905	$1,552,295	$1,638,116

Gas Volumes - Dekatherms
(in thousands):
System Throughput:
Residential	55,283	43,788	57,778	58,327	55,298
Commercial	39,602	33,774	40,749	39,994	38,526
Industrial	95,019	89,234	90,842	82,805	74,363
Power Generation	190,862	151,675	83,522	63,024	39,639
For Resale	6,834	5,829	6,870	8,465	9,048

Total	387,600	324,300	279,761	252,615	216,874

Secondary Market Sales	41,605	48,373	48,835	46,823	46,057

Number of Customers Billed
(12-month average):
Residential	890,887	878,851	871,401	864,205	855,670
Commercial	96,009	95,100	94,485	94,287	94,404
Industrial	2,271	2,265	2,265	2,273	2,358
Power Generation	24	22	22	20	20
For Resale	15	15	15	16	17

Total	989,206	976,253	968,188	960,801	952,469

Cost of Gas (in thousands):
Natural Gas Commodity Costs	$526,703	$379,145	$666,930	$753,529	$727,744
Capacity Demand Charges	151,369	129,090	136,139	127,137	128,081
Natural Gas Withdrawn From
(Injected Into) Storage, net	(5,867)	27,580	11,362	5,293	126,480
Regulatory Charges (Credits), net	(15,466)	11,519	45,835	113,744	94,237

Total	$656,739	$547,334	$860,266	$999,703	$1,076,542

Supply Available for Distribution
(dekatherms in thousands):
Natural Gas Purchased	142,884	132,426	155,550	157,021	149,696
Transportation Gas	287,980	235,474	175,005	147,038	115,519
Natural Gas Withdrawn From
(Injected Into) Storage, net	(509)	(378)	196	(1,309)	1,010
Company Use	(369)	(296)	(309)	(282)	(283)

Total	429,986	367,226	330,442	302,468	265,942

During the year ended October 31, 2013, we delivered 387.6 million dekatherms to our utility retail customers compared to 324.3 million dekatherms the year before. Of this amount, 292.7 million dekatherms of gas were sold to or transported for large volume customers compared with 246.7 million dekatherms in 2012. Of these volumes sold to or transported for large volume customers, we transported 190.9 million dekatherms in 2013 to power generation facilities compared with 151.7 million dekatherms in the prior year. The margin earned from power generation customers is largely based on fixed monthly demand charge contracts and does not vary significantly based on the volumes transported. Deliveries to temperature-sensitive residential and commercial customers, whose consumption varies with the weather, totaled 94.9 million dekatherms in 2013, compared with 77.6 million dekatherms in 2012. Weather, as measured by degree days, was 2% colder than normal in 2013 and 19% warmer than normal in 2012.

With continued improvement in economic conditions and targeted marketing programs on the benefits of natural gas in our service areas, we have made gains in utility customer growth. For the year ended October 31, 2013 and 2012, we added the following new customers.

	2013	2012
Residential new home construction	10,299	7,939
Residential conversion	2,463	3,789	*
Commercial	1,512	1,546

Total new customers	14,274	13,274

* Includes a large, multi-unit conversion project.

We forecast continuing gross customer growth in fiscal 2014 of approximately 1.5%.

Natural Gas Utility Operations

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

As of October 31, 2013, we had contracts for the following pipeline firm transportation in dekatherms per day.

Williams-Transco	632,200
El Paso-Tennessee Pipeline	74,100
Spectra-Texas Eastern (partially through East Tennessee and Transco)	36,700
Oneok-Midwestern (through either Tennessee, Columbia Gulf, East Tennessee or Transco)	120,000
NiSource-Columbia Gas (through Transco and Columbia Gulf)	42,800
NiSource-Columbia Gulf	15,000

Total	920,800

As of October 31, 2013, we had the following assets or contracts for local peaking facilities and storage for seasonal or peaking capacity in dekatherms of daily deliverability to meet the firm demands of our markets with deliverability from 5 days to one year.

Piedmont Liquefied Natural Gas (LNG)	250,000
Pine Needle LNG (through Transco)	263,400
Williams-Transco Storage	86,100
NiSource-Columbia Gas Storage	96,400
Hardy Storage (through Columbia Gas and Transco)	68,800
Dominion Storage (through Transco)	13,200
Kinder Morgan-Tennessee Pipeline Storage	55,900

Total	833,800

As of October 31, 2013, we own or have under contract 35.5 million dekatherms of storage capacity, either in the form of underground storage or LNG. This capacity is used to supplement or replace regular pipeline supplies.

As is prevalent in the industry, we inject natural gas into storage during the summer months (principally April through October) when customer demand is lower for withdrawal from storage during the winter heating season (principally November through March) when customer demand is higher. During the year ended October 31, 2013, the amount of natural gas in storage varied from 10.9 million dekatherms (one dekatherm equals 1,000,000 BTUs) to 25.1 million dekatherms, and the weighted average commodity cost of this gas in storage varied from $43.6 million to $95.5 million.

Natural gas development and production in North America continues to provide abundant supply and price stability and moderation for natural gas as an energy commodity. With lower gas prices over the past six years, we have been able to significantly lower the cost of gas to our customers with multiple filings for reductions in the wholesale natural gas component of customer rates in the three jurisdictions that we serve. Currently, natural gas has a price advantage over many other fuels, and it is anticipated that the cost of natural gas will remain competitive due to abundant sources of shale gas reserves.

We purchase our natural gas supplies by contracting primarily with major and independent producers and marketers. We also purchase a diverse portfolio of transportation and storage services from interstate pipelines that are regulated by the FERC. Peak-use requirements are met through the use of company owned storage facilities, pipeline transportation capacity, purchased storage services and other supply sources. We have been able to obtain sufficient supplies of natural gas to meet customer requirements, and with the prospect of abundant domestic shale natural gas supplies and our contracted pipeline capacity, we believe that we will be able to meet our market demands in the future.

When firm pipeline services or contracted gas supplies are temporarily not needed due to market demand fluctuations, we may release these services and supplies in the secondary market under FERC-approved capacity release provisions or make wholesale secondary market sales. The proceeds from those transactions are used to reduce the cost of natural gas we charge to customers through sharing mechanisms that are in place in all three jurisdictions whereby customers are allocated 75% of the savings through the incentive plans.

In November 2012, we continued to diversify our supply portfolio by contracting to bring abundant and low cost natural gas supplies from the Marcellus supply basin to our natural gas markets in the Carolinas. We signed a long-term contract with Cabot Oil & Gas to purchase firm, price-competitive Marcellus gas supplies. We also signed a long-term firm capacity contract with Williams – Transco under its Leidy Southeast expansion project to transport the Marcellus based Cabot gas supplies to our markets. In December 2012, we also signed a long-term firm capacity contract with Williams – Transco under its Virginia Southside expansion project that will also allow us to further diversify our supply portfolio with Marcellus based natural gas. These new supply arrangements are scheduled to begin in late 2015, and we believe they will provide diversification, reliability and gas cost benefits to Piedmont’s customers across the Carolinas.

Competition

The regulated utility competes with other energy products, such as electricity and propane, in the residential and commercial customer markets. The most significant product competition is with electricity for space heating, water heating and cooking. Numerous factors can influence customer demand for natural gas including price, value, availability, environmental attributes, comfort, convenience, reliability and energy efficiency. Increases in the price of natural gas can negatively impact our competitive position by decreasing the price benefits of natural gas to the consumer. This can lead to slower customer growth or customer conservation, or both, resulting in reduced gas purchases and customer billings. In turn, this can impact our capital expenditures and overall cash needs, including working capital needs. The direct use of natural gas in homes and businesses is the most efficient and cost effective use of natural gas and results in overall lower carbon emissions. However, the use of natural gas for power generation also adds significant value as a result of natural gas’ environmental attributes, competitive cost advantage and efficiency of delivery.

During the year ended October 31, 2013, approximately 4% of our margin (operating revenues less cost of gas) was generated from deliveries to industrial or large commercial customers that have the capability to burn a fuel other than natural gas, with fuel oil being the most significant competing energy alternative. Our ability to maintain industrial market share is largely dependent on prices. The relationship between supply and demand has the greatest impact on the price of natural gas. The price of oil depends upon a number of factors beyond our control, including the relationship between worldwide supply and demand and the policies of foreign and domestic governments and organizations, as well as the value of the U.S. dollar versus other currencies. Our margin could be impacted, either positively or negatively, as a result of changes in oil and natural gas prices and the alternate fuel decisions made by industrial customers.

Under FERC policies, certain large volume customers located in proximity to the interstate pipelines delivering gas to us could bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. During the fiscal year ended October 31, 2013, no bypass occurred. The future level of bypass activity cannot be predicted.

Natural gas for power generation competes with other fuel sources for the generation of electricity, including coal, nuclear and renewable resources. Additionally, as with industrial customers, we compete with other pipeline providers to serve the generation plants.

Other

During the year ended October 31, 2013, our largest revenue generating customer contributed $75.4 million, or 6%, of total operating revenues. Our largest margin generating customer contributed $53.1 million, or 9% of total margin. Our largest revenue and margin generating customer is the same customer.

Our costs for research and development are not material and are primarily limited to natural gas industry-sponsored research projects.

Compliance with federal, state and local environmental protection laws have had no material effect on our construction expenditures, earnings or competitive position. For further information on environmental issues, see “Environmental Matters” in Item 7 in this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Costs incurred for natural gas, labor, employee benefits, consulting and construction are the business charges that we incur that are most significantly impacted by inflation. Changes to the cost of gas are generally recovered through regulatory mechanisms and do not significantly impact net income. Labor and employee benefits are components of the cost of service, and construction costs less utility deferred income taxes are the primary components of rate base. In order to recover increased costs and earn a fair return on rate base, we file general rate cases for review and approval by regulatory authorities when necessary. The ratemaking process has a natural time lag between incurrence of additional costs and the setting of new rates. See discussion above for information on IMRs to track and recover costs in North Carolina and Tennessee outside of a general rate case. In South Carolina, we operate under a rate stabilization mechanism that reduces regulatory lag to one year, but we reserve the right to file general rate cases when necessary. Regulatory lag can impact earnings.

As of October 31, 2013, our fiscal year end, we had 1,795 employees compared with 1,752 as of October 31, 2012.

Our reports on Form 10-K, Form 10-Q and Form 8-K, and any amendments to these reports, are available at no cost on our website at www.piedmontng.com as soon as reasonably practicable after the report is filed with or furnished to the Securities and Exchange Commission.

Item 1A. Risk Factors

An overall economic downturn could negatively impact our earnings.

Any weakening of economic activity in our markets could result in a loss of customers, a decline in customer additions, especially in the new home construction market, or a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. It may become more difficult for customers to pay their gas bills, leading to slow collections and higher-than-normal levels of accounts receivable. This could increase our financing requirements and non-gas cost bad debt expense. Deteriorating economic conditions could also affect pension costs by reducing the value of the investments that fund our pension plan and negatively affect actuarial assumptions, resulting in increased pension costs. The foregoing could negatively affect earnings and liquidity, reducing our ability to grow the business.

Increases in the wholesale price of natural gas could reduce our earnings and working capital.

A supply and demand imbalance in natural gas markets could cause an increase in the price of natural gas. Recently, the increased production of U.S. shale natural gas has put downward pressure on the wholesale cost of natural gas; accordingly, restrictions or regulations on shale gas production could cause natural gas prices to increase. Additionally, the Commodity Futures Trading Commission (CFTC) under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act has regulatory authority of the over-the-counter derivatives markets. Regulations affecting derivatives could increase the price of our gas supply. The prudently incurred cost we pay for natural gas is passed directly through to our customers. Therefore, significant increases in the price of natural gas may cause our existing customers to conserve or motivate them to switch to alternate sources of energy as well as cause new home developers, builders and new customers to select alternative sources of energy. Decreases in the volume of gas we sell could reduce our earnings in the absence of decoupled rate structures, and a decline in new customers could impede growth in our future earnings. In addition, during periods when natural gas prices are high, our working capital costs could increase due to higher carrying costs of gas storage inventories, adding further upward pressure on customer bills. Customers may have trouble paying those higher bills which may lead to bad debt expenses, ultimately reducing our earnings.

The availability of adequate interstate pipeline transportation capacity and natural gas supply may decrease.

We purchase all of our gas supply from interstate sources that must then be transported to our service territory. Interstate pipeline companies transport the gas to our system under firm service agreements that are designed to meet the requirements of our core markets. A significant disruption to or reduction in that supply or interstate pipeline capacity due to events including but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or cyber-attacks or other acts of war, or legislative or regulatory actions or requirements, including remediation related to integrity inspections, could reduce our normal interstate supply of gas and thereby reduce our earnings. Moreover, if additional natural gas infrastructure, including but not limited to exploration and drilling rigs and platforms, processing and gathering systems, off-shore pipelines, interstate pipelines and storage, cannot be built at a pace that meets demand, then our growth opportunities would be limited and our earnings negatively impacted.

Regulatory actions at the state level could impact our ability to earn a reasonable rate of return on our invested capital and to fully recover our operating costs as well as reduce our earnings.

Our regulated utility segment is regulated by the NCUC, the PSCSC and the TRA. These agencies set the rates that we charge our customers for our services. We monitor allowed rates of return and our ability to earn appropriate rates of return based on factors, such as increased operating costs, and initiate general rate proceedings as needed. Our earnings could be negatively impacted if a state regulatory commission were to prohibit us from setting rates that allow for the timely recovery of our costs and a reasonable return, or significantly lowers our allowed return or negatively alters our cost allocation, rate design, cost trackers, including margin decoupling and cost of gas, or prohibits recovery of regulatory assets, including deferred gas costs.

In the normal course of business in the regulatory environment, assets are placed in service before rate cases can be filed that could result in an adjustment of our returns. Once rate cases are filed, regulatory bodies have the authority to suspend implementation of the new rates while studying the cases. Because of this process, we may suffer the negative financial effects of having placed in service assets that do not initially earn our authorized rate of return without the benefit of rate relief, which is commonly referred to as “regulatory lag.” Additionally, our capital investment in recent years has been and is projected to remain at higher levels, increasing the risk of cost recovery. All of this may negatively impact our results of operations and earnings.

Rate cases also involve a risk of rate reduction, because once rates have been filed, they are still subject to challenge for their reasonableness by various intervenors. State regulators have approved various mechanisms to stabilize our gas utility margin, including margin decoupling in North Carolina, rate stabilization in South Carolina, and uncollectible gas cost recovery in all states. State regulators have approved other margin stabilizing mechanisms that, for example, allow us to recover any margin losses associated with negotiated transactions designed to retain large volume customers that could use alternative fuels or that may otherwise directly access natural gas supply through their own connection to an interstate pipeline. If regulators decided to discontinue allowing us to use these tariff mechanisms, it would negatively impact our results of operations, financial condition and cash flows. In addition, regulatory authorities also review whether our gas costs are prudent and can disallow the recovery of a portion of our gas costs that we seek to recover from our customers, which would adversely impact earnings.

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

Approximately 97% of our assets and 88% of our earnings before taxes come from our regulated utility businesses. Further, approximately 70% of our natural gas utility customers, including customers served by three North Carolina municipalities who are our wholesale customers, and most of our utility transmission and distribution pipelines are located in North Carolina, with the remainder located in South Carolina and Tennessee. Changes in the regional economies, politics, regulations and weather patterns of North Carolina, South Carolina and Tennessee could negatively impact the growth opportunities available to us and the usage patterns and financial condition of customers and could adversely affect our earnings.

We are subject to new and existing laws and regulations that may require significant expenditures, significantly increase operating costs, or significant fines or penalties for noncompliance.

Our business and operations are subject to regulation by the FERC, the NCUC, the PSCSC, the TRA, the DOT, the EPA, the CFTC and other agencies, and we are subject to numerous federal and state laws and regulations. Compliance with existing or new laws and regulations may result in increased capital, operating and other costs which may not be recoverable in rates from our customers. Because the language in some laws and regulations is not prescriptive, there is a risk that our interpretation of these laws and regulations may not be consistent with expectations of regulators. Any compliance failure related to these laws and regulations may result in fines, penalties or injunctive measures affecting operating assets. For example, under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act to impose penalties for current violations of up to $1 million per day for each violation. As the regulatory environment for our industry increases in complexity, the risk of inadvertent noncompliance could also increase. All of these events could result in a material adverse effect on our business, results of operations or financial condition.

Climate change, carbon neutral or energy efficiency legislation or regulations could increase our operating costs or restrict our market opportunities, negatively affecting our growth, cash flows and earnings.

The federal and/or state governments may enact legislation or regulations that attempt to control or limit the causes of climate change, including greenhouse gas emissions such as carbon dioxide. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, impose costs or restrictions on end users of natural gas, or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. The focus on climate change could negatively impact the reputation of fossil fuel products or services. The occurrence of these events could put upward pressure on the cost of natural gas relative to other energy sources, increase our costs and the prices we charge to customers, reduce the demand for natural gas, and impact the competitive position of natural gas and the ability to serve new customers, negatively affecting our growth opportunities, cash flows and earnings.

Weather conditions may cause our earnings to vary from year to year.

Our earnings can vary from year to year, depending in part on weather conditions. Warmer-than-normal weather can reduce our utility margins as customer consumption declines. We have in place regulatory mechanisms and rate design that normalize the margin we collect from certain customer classes during the winter, providing for an adjustment up or down, to take into account warmer-than-normal or colder-than-normal weather. If our rates and tariffs are modified to eliminate weather protection provisions, such as weather normalization and rate decoupling tariffs, then we would be exposed to significant risk associated with weather. Additionally, our weather normalization mechanisms do not ensure full protection, especially for significantly warmer-than-normal winter weather. As a result of these events, our results of operations and earnings could vary and be negatively impacted.

The operation of our gas distribution and transmission activities may be interrupted by accidents, work stoppage, severe weather conditions, including destructive weather patterns, such as hurricanes, tornadoes and floods, pandemic or acts of terrorism.

Inherent in our gas distribution and transmission activities, including natural gas and LNG storage, are a variety of hazards and operational risks, such as third party excavation damage, leaks, ruptures and mechanical problems. Severe weather conditions, as well as acts of terrorism or cyber-attacks, could also damage our pipelines and other infrastructure and disrupt our ability to conduct our natural gas distribution and transportation business. The outbreak of a pandemic could result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. If these events are severe enough or if they lead to operational interruptions, they could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to us. The location of pipeline and storage facilities near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering places, could increase the level of damages resulting from these risks. Our regulators may not allow us to recover part or all of the increased cost related to the foregoing events from our customers, which would negatively affect our earnings. The occurrence of any of these events could adversely affect our financial position, results of operations and cash flows.

We may not be able to complete necessary or desirable pipeline expansion or infrastructure development or maintenance projects, which may delay or prevent us from serving our customers or expanding our business.

In order to serve current or new customers or expand our service to existing customers, we need to maintain, expand or upgrade our distribution, transmission and/or storage infrastructure, including laying new pipeline and building compressor stations. Various factors may prevent or delay us from completing such projects or make completion more costly, such as the inability to obtain required approval from local, state and/or federal regulatory and governmental bodies, public opposition to the project, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to rights-of-way, construction or other material development components. As a result, we may not be able to adequately serve existing customers or support customer growth, or could result in higher than anticipated cost, both of which would negatively impact our earnings.

Elevated levels of capital expenditures may weaken our financial position and inhibit customer growth

We make significant annual capital expenditures for system integrity, infrastructure and maintenance that do not immediately produce revenue. We recover these costs either through general rate cases or alternative rate mechanisms approved by state regulatory commissions, such as RSAs and IMRs, that periodically adjust rates to reflect incurred capital expenditures. However, before rates are adjusted, we fund construction through operating cash flows and by accessing short- and long-term capital markets and as a result, we may experience reduced liquidity and deteriorating credit metrics, which may weaken our financial position and could trigger a possible downgrade from the rating agencies. In addition, after these capital costs are reflected in rates, to the extent that rates rise considerably, customers may choose alternative forms of energy to meet their needs. This would reduce our customer growth, which would weaken our financial position by reducing earnings and cash flow.

A downgrade in our credit ratings could negatively affect our cost of and ability to access capital.

Our ability to obtain adequate and cost effective financing depends in part on our credit ratings. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by our rating agencies, particularly below investment grade, could adversely affect our costs of borrowing and/or access to sources of liquidity and capital. Such a downgrade could further limit our access to private credit markets and increase the costs of borrowing under available credit lines. Should our credit ratings be downgraded, the interest rate on our borrowings under our revolving credit agreement and commercial paper (CP) program, as well as on any future public or private debt issuances, would increase. An increase in borrowing costs without the ability to recover these higher costs in the rates charged to our customers could adversely affect earnings by limiting our ability to earn our allowed rate of return.

We may be unable to access capital or the cost of capital may significantly increase.

Our ability to obtain adequate and cost effective financing is dependent upon the liquidity of the financial markets, in addition to our credit ratings. Disruptions in the capital and credit markets or waning investor sentiment could adversely affect our ability to access short-term and long-term capital. Our access to funds under our CP program is dependent on investor demand for our commercial paper. Disruptions and volatility in the global credit markets could limit the demand for our commercial paper or result in the need to offer higher interest rates to investors, which would result in higher expense and could adversely impact liquidity. Tax rates on dividends may increase, which could increase the cost of equity. The inability to access adequate capital or the increase in cost of capital may require us to conserve cash, prevent or delay us from making capital expenditures, and require us to reduce or eliminate the dividend or other discretionary uses of cash. A significant reduction in our liquidity could cause a negative change in our ratings outlook or even a reduction in our credit ratings. This could in turn further limit our access to credit markets and increase our costs of borrowing.

Changes in federal and/or state fiscal, tax and monetary policy could significantly increase our costs or decrease our cash flows.

Changes in federal and/or state fiscal, tax and monetary policy may result in increased taxes, interest rates, and inflationary pressures on the costs of goods, services and labor. This could increase our expenses and decrease our earnings if we are not able to recover such increased costs from our customers. These events may increase our rates to customers and thus may negatively impact customer billings and customer growth. Changes in accounting or tax rules could negatively affect our cash flows. Any of these events may cause us to increase debt, conserve cash, negatively affect our ability to make capital expenditures to grow the business or require us to reduce or eliminate the dividend or other discretionary uses of cash, and could negatively affect earnings.

We do not generate sufficient cash flows to meet all our cash needs.

We have made, and expect to continue to make, large capital expenditures in order to finance the expansion, upgrading and maintenance of our transmission and distribution systems. We also purchase natural gas for storage. We have made several equity method investments and will continue to pursue other similar investments, all of which are and will be important to our growth and profitability. We fund a portion of our cash needs for these purposes, as well as contributions to our employee pensions and benefit plans, through borrowings under credit arrangements and by offering new debt and equity securities. Our dependency on external sources of financing creates the risk that our profits could decrease as a result of higher borrowing costs and that we may not be able to secure external sources of cash necessary to fund our operations and new investments on terms acceptable to us. Volatility in seasonal cash flow requirements, including requirements for our gas supply procurement and risk management programs, may require increased levels of borrowing that could result in non-compliance with the debt-to-equity ratios in our credit facilities as well as cause a credit rating downgrade. Any disruptions in the capital and credit markets could require us to conserve cash until the markets stabilize or until alternative credit arrangements or other funding required for our needs can be secured. Such measures could cause deferral of major capital expenditures, changes in our gas supply procurement program, the reduction or elimination of the dividend payment or other discretionary uses of cash, and could negatively affect our future growth and earnings.

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

Our costs of providing a non-contributory defined benefit pension plan are dependent on a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plan, changes in these actuarial assumptions, future government regulation, changes in life expectancy and our required or voluntary contributions made to the plan. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as a significant decline in the value of investments that fund our pension plan, if not offset or mitigated by a decline in our liabilities, could increase the expense of our pension plan, and we could be required to fund our plan with significant amounts of cash. Such cash funding obligations could have a material impact on our liquidity by reducing cash flows and could negatively affect results of operations.

We may invest in companies that have risks that are inherent in their businesses, and these risks may negatively affect our earnings from those companies.

We are invested in several natural gas related businesses as an equity method investor. The businesses in which we invest are subject to laws, regulations or market conditions, or have risks inherent in their operations, that could adversely affect their performance. Those that are not directly regulated by state or federal regulatory bodies could be subject to adverse market conditions not experienced by our regulated utility segment. We do not control the day to day operations of our equity method investments, and thus the management of these businesses by our partners could adversely impact their performance. We may not be able to fully direct the management and policies of these businesses, and other participants in those relationships may take action contrary to our interests, including making operational decisions that could affect our costs and liabilities related to our investment. In addition, other participants may withdraw from the business, become financially distressed or bankrupt, or have economic or other business interests or goals that are inconsistent with ours. All the above could adversely affect our earnings from or return of our investment in these businesses. We could make future equity method investments or acquisitions of regulated or unregulated businesses that have the similar potential to adversely affect our earnings from or return of our investment in those businesses. All these adverse impacts could negatively affect our results of operations or financial condition.

We may be unable to attract and retain professional and technical employees, which could adversely impact our earnings.

Our ability to implement our business strategy and serve our customers is dependent upon the continuing ability to employ talented professionals and attract, train, develop and retain a skilled workforce. We are subject to the risk that we will not be able to effectively replace the knowledge and expertise of an aging workforce as those workers retire. Without a skilled workforce, our ability to provide safe quality service to our customers and meet our regulatory requirements will be challenged, and this could negatively impact our earnings.

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

Disruption or failure of business operations and information technology systems could shut down our facilities or otherwise adversely impact our ability to safely deliver natural gas to our customers, operate our pipeline systems, serve our customers effectively or manage our assets. An attack on or failure of information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. These events could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability, and our operations and financial results could be adversely affected.

Our insurance coverage may not be sufficient.

We currently have general liability and property insurance in place in amounts that we consider appropriate based on our business risk and best practices in our industry and in general business. Such policies are subject to certain limits and deductibles and include business interruption coverage for limited circumstances. Insurance coverage for risks against which we and others in our industry typically insure may not be available in the future, or may be available but at materially increased costs, reduced coverage or on terms that are not commercially reasonable. Premiums and deductibles may increase substantially. The insurance proceeds received for any loss of, or any damage to, any of our facilities or to third parties may not be sufficient to restore the total loss or damage. Further, the proceeds of any such insurance may not be paid in a timely manner. The occurrence of any of the foregoing could have a material adverse effect on our financial position, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All property included in the Consolidated Balance Sheets in “Utility Plant” is owned by us and used in our regulated utility segment. This property consists of intangible plant, other storage plant, transmission plant, distribution plant and general plant as categorized by natural gas utilities, with the majority of the total invested in utility distribution and transmission plant to serve our customers. We have approximately 2,900 linear miles of transmission pipeline up to 30 inches in diameter that connect our distribution systems with the transmission systems of our pipeline suppliers. We distribute natural gas through approximately 22,000 linear miles of distribution mains up to 16 inches in diameter. The transmission pipelines and distribution mains are generally underground, located near public streets and highways, or on property owned by others, for which we have obtained the necessary legal rights to place and operate our facilities on such property. All of these properties are located in North Carolina, South Carolina and Tennessee. Utility Plant includes “Construction work in progress” which primarily represents distribution, transmission and general plant projects that have not been placed into service pending completion.

None of our property is encumbered, and all property is in use except for “Plant held for future use” as classified in the Consolidated Balance Sheets. The amount classified as plant held for future use is comprised of land located in Robeson County, North Carolina. For further information on this Robeson County property, see Note 1 and Note 2 to the consolidated financial statements in this Form 10-K.

We own or lease for varying periods our corporate headquarters building located in Charlotte, North Carolina and our operating locations and resource centers located in North Carolina, South Carolina and Tennessee. Lease payments for these various offices totaled $4.2 million for the year ended October 31, 2013.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock (symbol PNY) is traded on the New York Stock Exchange (NYSE). The following table provides information with respect to the high and low sales prices from the NYSE Composite for each quarterly period for the years ended October 31, 2013 and 2012.

2013	High	Low	2012	High	Low

Quarter ended:			Quarter ended:
January 31	$ 33.10	$28.51	January 31	$34.74	$29.90
April 30	34.92	31.73	April 30	34.00	29.05
July 31	35.53	32.39	July 31	33.03	28.90
October 31	35.05	31.56	October 31	33.72	31.03

Holders

As of December 13, 2013, our common stock was owned by 13,749 shareholders of record. Holders of record exclude the individual and institutional security owners whose shares are held in street name or in the name of an investment company.

Dividends

The following table provides information with respect to quarterly dividends paid on common stock for the years ended October 31, 2013 and 2012. We expect that comparable cash dividends will continue to be paid in the future.

	Dividends Paid		Dividends Paid
2013	Per Share	2012	Per Share

Quarter ended:		Quarter ended:
January 31	30¢	January 31	29¢
April 30	31¢	April 30	30¢
July 31	31¢	July 31	30¢
October 31	31¢	October 31	30¢

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of October 31, 2013, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.

Share Repurchases

The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended October 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)

Beginning of the period				2,910,074
8/1/13 - 8/31/13	-	$-	-	2,910,074
9/1/13 - 9/30/13	-	$-	-	2,910,074
10/1/13 - 10/31/13	-	$-	-	2,910,074

Total	-	$-	-

(1)	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment and stock purchase, employee stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. The additional four million shares were referred to as our accelerated share repurchase (ASR) program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.

Discussion of our compensation plans, under which shares of our common stock are authorized for issuance, is included in the portion of our proxy statement captioned “Executive Compensation” to be filed no later than January 31, 2014, in connection with our Annual Meeting to be held on March 6, 2014, and is incorporated herein by reference.

Comparisons of Cumulative Total Shareholder Returns

The following performance graph compares our cumulative total shareholder return from October 31, 2008 through October 31, 2013 (a five-year period) with the average performance of our industry peer group and the Standard & Poor’s 500 Stock Index, a broad market index (the S&P 500 Index). Our LDC Peer Group index is comprised of peer group companies that are domiciled in the United States, publicly traded in the U.S. energy industry with a primary focus on natural gas distribution and transmission businesses in multi-state territories and have similar annual revenues and market capitalization to ours. We attempt to have our peer group companies meet a majority of these criteria for inclusion in the group, and we use the same peer group to calculate our relative total shareholder returns, which we use for market benchmarking for our executive compensation plans.

The graph assumes that the value of an investment in Common Stock and in each index was $100 at October 31, 2008 and that all dividends were reinvested. Stock price performances shown on the graph are not indicative of future price performance.

Comparisons of Five-Year Cumulative Total Returns

Value of $100 Invested as of October 31, 2008

LDC Peer Group—The following companies are included: AGL Resources Inc., Atmos Energy Corporation, New Jersey Resources Corporation, NiSource Inc., Northwest Natural Gas Company, South Jersey Industries, Inc., Southwest Gas Corporation, The Laclede Group, Inc., Vectren Corporation and WGL Holdings, Inc.

	2008	2009	2010	2011	2012	2013
Piedmont	$100	$74	$97	$112	$113	$126
LDC Peer Group	100	104	132	156	167	205
S&P 500 Index	100	110	128	138	159	203

This graph represents the relative value of an investment in Common Stock made on a particular day, October 31, 2008. On that particular day, Piedmont’s common stock closed at $32.92, within 99% of a new all-time high price of $33.24 reached on September 19, 2008, having surged in price during the U.S. and world financial crisis that occurred in the late summer and fall of 2008. During that time, the S&P 500 dropped dramatically, and most of our LDC Peer Group stock prices declined as well, with lower closing stock values on October 31, 2008 compared to Piedmont. By early February 2009, the price of Piedmont’s stock declined to pre-August 2008 levels and did not close above $27 until late December 2009. Piedmont’s ten- and twenty-year cumulative total returns (from October 31, 2003 and October 31, 1993) are 153% and 527%, respectively, versus 105% and 454% for the S&P 500 and 160% and 436% for the LDC Peer Group.

Item 6. Selected Financial Data

The following table provides selected financial data for the years ended October 31, 2009 through 2013.

In thousands except per share amounts	2013	2012	2011	2010	2009

Operating Revenues	$1,278,229	$1,122,780	$1,433,905	$1,552,295	$1,638,116
Margin (operating revenues less cost of gas)	$621,490	$575,446	$573,639	$552,592	$561,574
Net Income	$134,417	$119,847	$113,568	$141,954	$122,824
Earnings per Share of Common Stock:
Basic	$1.80	$1.67	$1.58	$1.96	$1.68
Diluted	$1.78	$1.66	$1.57	$1.96	$1.67
Cash Dividends per Share of Common Stock	$1.23	$1.19	$1.15	$1.11	$1.07
Total Assets	$4,368,609	$3,769,939	$3,242,541	$3,053,275	$3,118,819
Long-Term Debt (less current maturities)	$1,174,857	$975,000	$675,000	$671,922	$732,512

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report, as well as other documents we file with the Securities and Exchange Commission (SEC), may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. These statements are based on management’s current expectations from information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to the following, as well as those discussed in Item 1A. Risk Factors:

•	Economic conditions in our markets
•	Wholesale price of natural gas
•	Availability of adequate interstate pipeline transportation capacity and natural gas supply
•	Regulatory actions at the state level that impact our ability to earn a reasonable rate of return and fully recover our operating costs on a timely basis
•	Competition from other companies that supply energy
•	Changes in the regional economies, politics, regulations and weather patterns of the three states in which our operations are concentrated
•	Costs of complying or effect of noncompliance with state and federal laws and regulations that are applicable to us
•	Effect of climate change, carbon neutral or energy efficiency legislation or regulations on costs and market opportunities
•	Weather conditions
•	Operational interruptions to our gas distribution and transmission activities
•	Inability to complete necessary or desirable pipeline expansion or infrastructure development projects
•	Elevated levels of capital expenditures
•	Our credit ratings
•	Availability and cost of capital
•	Federal and state fiscal, tax and monetary policies
•	Ability to generate sufficient cash flows to meet all our cash needs

•	Ability to satisfy all of our outstanding debt obligations
•	Ability of counterparties to meet their obligations to us
•	Costs of providing pension benefits
•	Earnings from the joint venture businesses in which we invest
•	Ability to attract and retain professional and technical employees
•	Risk of cyber-attack, acts of cyber-terrorism, or failure of technology systems
•	Ability to obtain and maintain sufficient insurance
•	Change in number of outstanding shares

Other factors may be described elsewhere in this report. All of these factors are difficult to predict, and many of them are beyond our control. For these reasons, you should not place undue reliance on these forward-looking statements when making investment decisions. When used in our documents or oral presentations, the words “expect,” “believe,” “project,” “anticipate,” “intend,” “may,” “should,” “could,” “assume,” “estimate,” “forecast,” “future,” “indicate,” “outlook,” “plan,” “predict,” “seek,” “target,” “would” and variations of such words and similar expressions are intended to identify forward-looking statements.

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

Overview

Piedmont Natural Gas Company, Inc. is an energy services company whose principal business is the distribution of natural gas to over one million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including customers served by municipalities who are our wholesale customers. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, regulated interstate natural gas transportation and storage and regulated intrastate natural gas transportation businesses.

We operate with two reportable business segments, regulated utility and non-utility activities, with the regulated utility segment being the largest. Our utility operations are regulated by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina and the Tennessee Regulatory Authority as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. The NCUC also regulates us as to the issuance of long-term debt and equity securities. Factors critical to the success of the regulated utility include operating a safe and reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses. For further information on equity method investments and business segments, see Note 12 and Note 14, respectively, to the consolidated financial statements in this Form 10-K.

Executive Summary

A summary of our annual results is as follows:

Comprehensive Income Statement Components

				Percent Change
				2013 vs.	2012 vs.
In thousands except per share amounts	2013	2012	2011	2012	2011

Operating Revenues	$1,278,229	$1,122,780	$1,433,905	13.8%	(21.7)%
Cost of Gas	656,739	547,334	860,266	20.0%	(36.4)%

Margin	621,490	575,446	573,639	8.0%	0.3%

Operations and Maintenance	253,120	242,599	225,351	4.3%	7.7%
Depreciation	112,207	103,192	102,829	8.7%	0.4%
General Taxes	34,635	34,831	38,380	(0.6)%	(9.2)%
Utility Income Taxes	77,334	69,101	64,068	11.9%	7.9%

Total Operating Expenses	477,296	449,723	430,628	6.1%	4.4%

Operating Income	144,194	125,723	143,011	14.7%	(12.1)%
Other Income (Expense), net of tax	15,161	14,221	14,549	6.6%	(2.3)%
Utility Interest Charges	24,938	20,097	43,992	24.1%	(54.3)%

Net Income	$134,417	$119,847	$113,568	12.2%	5.5%

Average Shares of Common Stock:
Basic	74,884	71,977	72,056	4.0%	(0.1)%
Diluted	75,333	72,278	72,266	4.2%	-%

Earnings per Share of Common Stock:
Basic	$1.80	$1.67	$1.58	7.8%	5.7%
Diluted	$1.78	$1.66	$1.57	7.2%	5.7%

Margin by Customer Class

In thousands	2013		2012		2011
Sales and Transportation:
Residential	$331,920	54%	$321,056	56%	$319,675	56%
Commercial	155,065	25%	150,306	26%	150,681	26%
Industrial	52,268	8%	46,993	8%	47,176	8%
Power Generation	56,312	9%	32,289	6%	23,970	4%
For Resale	7,477	1%	7,465	1%	8,550	2%

Total	603,042	97%	558,109	97%	550,052	96%
Secondary Market Sales	8,979	1%	9,681	2%	14,016	2%
Miscellaneous	9,469	2%	7,656	1%	9,571	2%

Total	$621,490	100%	$575,446	100%	$573,639	100%

Gas Deliveries, Customers, Weather Statistics and Number of Employees

				Percent Change
				2013 vs.	2012 vs.
	2013	2012	2011	2012	2011
Deliveries in Dekatherms (in thousands):
Residential	55,283	43,788	57,778	26.3%	(24.2)%
Commercial	39,602	33,774	40,749	17.3%	(17.1)%
Industrial	95,019	89,234	90,842	6.5%	(1.8)%
Power Generation	190,862	151,675	83,522	25.8%	81.6%
For Resale	6,834	5,829	6,870	17.2%	(15.2)%

Throughput	387,600	324,300	279,761	19.5%	15.9%

Secondary Market Volumes	41,605	48,373	48,835	(14.0)%	(0.9)%

Customers Billed (at period end)	979,909	969,239	958,307	1.1%	1.1%
Gross Residential and Commercial Customer Additions	14,274	13,274	10,522	7.5%	26.2%
Degree Days
Actual	3,336	2,668	3,662	25.0%	(27.1)%
Normal	3,276	3,310	3,318	(1.0)%	(0.2)%
Percent colder (warmer) than normal	1.8%	(19.4)%	10.4%	n/a	n/a

Number of Employees (at period end)	1,795	1,752	1,782	2.5%	(1.7)%

Financial Performance – Fiscal 2013 Compared with Fiscal 2012

We closed the fiscal year with a 12% increase in net income. Margin increased 8% primarily due to increased transportation services from new contracts for power generation customers and higher volumes delivered to residential, commercial and industrial customers due to colder weather and customer growth. Operations and maintenance (O&M) expenses and depreciation expense increased 4% and 9%, respectively. The increase in O&M expenses was related to higher costs for contract labor related to process improvement and pipeline integrity programs, payroll from short-term incentive plans, bad debt expense and regulatory amortizations, partially offset by a decrease in employee benefits costs. Depreciation was higher due to increases in plant in service from our capital expansion programs for customer growth, power generation, pipeline delivery projects and system integrity and infrastructure investments. Other Income (Expense) increased 7% with an increase in income from equity method investments, including additional markets served by one of our investments and a new pipeline venture investment on November 1, 2012, partially offset by the cumulative amortization of non-real estate costs related to the allowed deferral of a regulatory asset for certain non-real estate costs included in the 2013 settlement agreement as approved by the NCUC in December 2013. Utility interest charges increased 24% due to increases in long-term debt, partially offset by an increase in capitalized interest income and lower balances of short-term debt used from our commercial paper (CP) program at lower interest rates.

Business Summary – Fiscal 2013 Compared with Fiscal 2012

Our fiscal 2013 performance reflects our continued execution of our long-term business strategy. As discussed above, financial performance was solid for the year with increased earnings and an increase in our dividend rate per share to our investors.

Financial Strength and Flexibility – In order to prudently fund our investment in growth and our ongoing capital needs, we executed our financing programs to optimize and reduce our cost of capital, preserve our liquidity and strong balance sheet and protect our high quality credit ratings with a goal of maintaining a long-term debt to capital ratio between 45% and 50%. To meet our short-term liquidity needs, we continue to rely on our CP program.

We issued long-term debt and equity during fiscal 2013 for total proceeds of $389.8 million. In February 2013, we issued 3 million shares of our common stock and entered into forward sale agreements (FSAs) related to the future issuance of up to an additional 1.6 million shares. Early in fiscal 2014, we issued 1.6 million shares on December 16, 2013 under the FSAs, receiving proceeds of $47.3 million. In August 2013, we issued $300 million of 30-year, unsecured senior notes. In November 2013, we entered into an agreement with our revolving credit facility lenders to increase our borrowing capacity to $850 million. For further information on these transactions, see Note 4, Note 5 and Note 6 to the consolidated financial statements in this Form 10-K and the following discussion of “Cash Flows from Financing Activities.”

Managing Gas Supplies and Prices – Our gas supply acquisition strategy is regularly reviewed and adjusted to ensure that we have adequate and reliable supplies of competitively-priced natural gas to meet the needs of our utility customers. In November 2012, in order to provide additional diversification, reliability and gas cost benefits to our customers, we signed long-term contracts to source more of our gas supplies from the Marcellus shale basin in Pennsylvania for our markets in the Carolinas. These new capacity and supply arrangements are scheduled to begin in late 2015.

Customer Growth – We have added more customers in our service areas each year during our last three fiscal years. Affordable and stable wholesale natural gas costs continued to favorably position natural gas relative to other energy sources. With continued improvement in economic conditions and targeted marketing programs on the benefits of natural gas, total residential and commercial customer additions increased 8% in 2013 compared to 2012. Customer gains in our residential new construction and conversion markets increased 9% in 2013 compared to 2012. Commercial customer additions decreased 2% in 2013 compared to 2012, reflecting a slight reduction in new commercial construction activity coupled with a longer sales cycle for conversions.

Capital Expenditures – We continued to execute our large capital expansion programs that will provide benefits to our customers through safe and reliable natural gas service while providing our shareholders a fair and reasonable return on invested capital. Our increased capital expenditures are currently being driven by increased expenditures for pipeline integrity, safety and compliance programs, and investments for customer growth and systems and technology infrastructure, specifically a new comprehensive work and asset management system.

We completed pipeline expansion projects over our last three fiscal years that provide natural gas delivery service to new power generation facilities in our market area. We currently provide service to a total of 23 power generation customer accounts and two power generation fuel tracker customer accounts. See the discussion of our forecasted capital investments in “Cash Flows from Investing Activities” in Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As we incur significantly higher capital costs under our system integrity programs, we have sought new regulatory mechanisms that will allow us to recover and earn on those investments in a timely manner. In December 2013, the NCUC approved the settlement of our 2013 general rate application, including the implementation of an integrity management rider (IMR)

to separately track and recover the costs associated with capital expenditures in order to comply with federal pipeline safety and integrity requirements. Under the IMR tariff, we will make annual filings every November to capture such costs closed to plant through October with revised rates effective the following February. With its approval of the settlement, the NCUC continued to allow regulatory asset treatment of our external pipeline integrity management O&M costs and recovery of these costs through future amortization in rates. In August 2013, we filed for an IMR in Tennessee to recover the costs of our capital investments associated with federal and state mandated safety and integrity programs, the settlement of which was approved by the TRA in December 2013. The effective date is January 1, 2014 for the first rate adjustment under the rider based on capital expenditures incurred through October 2013 with annual rate updates thereafter.

Business Process and Technology Improvements – We are in the process of a multi-year, multi-project program designed to bring additional technology and automation to our field operations by providing systems, tools and information to enable operations employees to more effectively and efficiently manage our pipeline assets, ensure operating efficiencies and facilitate compliance with pipeline safety and integrity regulations.

Regulatory and Legislative Activity – We continue our regulatory strategy to implement rate structures that better align and balance the interests of shareholders and customers. As discussed above with the NCUC approval of the settlement of our 2013 general rate application, we will make an adjustment in our rates and charges to provide incremental annual total revenues of $30.7 million, an increase of 3.58% over pre-existing rates, with an annual pre-tax income increase of $24.2 million, effective January 1, 2014. This revenue increase is a .7% annual rate increase for our customers since the last general rate proceeding in 2008. The new rates are based on a rate base in North Carolina of $1.8 billion as of September 30, 2013, an equity capital structure component of 50.7% and a return on common equity of 10%.

An important outcome from the NCUC approved rate settlement discussed above was the agreement for implementation of an IMR in North Carolina allowing an annual true up and recovery on and of our capital investments related to federal pipeline integrity compliance. With the IMR mechanism, we will avoid having to file costly and more frequent future general rate proceedings, consuming both our resources and the resources of the NCUC and its staff. As also discussed above, we have a similar IMR that was approved in Tennessee.

In June 2013, legislation was passed in North Carolina that increased criminal penalties and fines for interference with natural gas, water and electric lines in the state. This law will help us and all utility providers protect the integrity and safety of their system infrastructures as well as protect the general public.

Equity Method Investments – Our investments in complementary energy-related businesses continue to be an attractive way to generate earnings growth and long-term shareholder returns. In November 2012, we became a 24% equity member of Constitution Pipeline Company, LLC (Constitution). To date, this is our largest investment in a natural gas infrastructure venture for the development and construction of a new pipeline that will transport natural gas produced from the Marcellus shale basin in Pennsylvania to northeast markets. With an estimated total cost of $680 million, we expect our total 24% equity contributions will be an estimated $163 million through 2015. We contributed $15.9 million during our first year of ownership in 2013.

We also made additional investments in our existing ventures during the year. In July 2013, we purchased an incremental 5% equity ownership stake in Pine Needle LNG Company, L.L.C. (Pine Needle) from Hess Corporation (Hess) for $2.9 million, increasing our overall ownership percentage to 45%. In September 2013, we contributed $22.5 million to SouthStar Energy Services LLC (SouthStar), maintaining our 15% equity ownership, with our partner contributing retail natural gas marketing assets and related customers located in Illinois. We expect this investment to be accretive to our 2014 earnings.

Strategy and Focus Areas

Our long-term strategic directives shape our annual business objectives and focus on our customers, our communities, our employees and our shareholders. They also reflect what we believe are the inherent advantages of natural gas compared to other types of energy. Our seven foundational strategic priorities are as follows:

•	Promote the benefits of natural gas,
•	Expand our core natural gas and complementary energy-related businesses to enhance shareholder value,
•	Be the energy and service provider of choice,
•	Achieve excellence in customer service every time,
•	Preserve financial strength and flexibility,
•	Execute sustainable business practices, and
•	Enhance our healthy, high performance culture

We believe that by focusing on these priorities, we will enhance long-term shareholder value. For a full discussion of our strategy and focus areas, see Item 1. Business.

Additional information on operating results for the years ended October 31, 2013, 2012 and 2011 follows.

Results of Operations

Operating Revenues

Changes in operating revenues for 2013 and 2012 compared with the same prior periods are presented below.

Changes in Operating Revenues - Increase (Decrease)

	2013 vs.	2012 vs.
In millions	2012	2011
Residential and commercial customers	$136.2	$(275.4)
Industrial customers	18.0	(9.8)
Power generation customers	28.1	7.1
Secondary market	23.8	(104.4)
Margin decoupling mechanism	(40.8)	53.7
WNA mechanisms	(10.4)	18.2
Other	.5	(.5)

Total	$155.4	$(311.1)

2013 compared to 2012:

•	Residential and commercial customers – the increase is primarily due to higher consumption from colder weather, customer growth and higher wholesale gas costs passed through to customers.

•	Industrial customers – the increase is primarily due to colder weather and customer growth.

•	Power generation customers – the increase is primarily due to increased transportation services due to new contracts that began in June 2012 and June 2013.

•	Secondary market – the increase is primarily due to higher commodity gas costs, partially offset by decreased activity. Secondary market transactions consist of off-system sales and capacity release arrangements and are part of our regulatory gas supply management program with regulatory-approved margin sharing mechanisms between our utility customers and our shareholders.

•	Margin decoupling mechanism – the decrease is due to colder weather in North Carolina. As discussed in “Financial Condition and Liquidity,” the margin decoupling mechanism in North Carolina adjusts for variations in residential and commercial use per customer, including those due to weather and conservation.

•	Weather normalization adjustment (WNA) mechanisms – the decrease is due to colder weather in South Carolina and Tennessee. As discussed in “Financial Condition and Liquidity,” the WNA mechanisms partially offset the impact of colder- or warmer-than-normal weather on bills rendered.

2012 compared to 2011:

•	Residential and commercial customers – the decrease is primarily due to lower consumption from warmer weather and lower wholesale gas costs passed through in rates.

•	Industrial customers – the decrease is primarily due to lower consumption and lower wholesale gas costs passed through to sales customers.

•	Power generation customers – the increase is due to increased transportation services.

•	Secondary market – the decrease is due to lower secondary market margins in the wholesale market.

•	Margin decoupling mechanism – the increase is due to warmer weather in North Carolina.

•	WNA mechanisms – the increase is due to warmer weather in South Carolina and Tennessee.

Cost of Gas

Changes in cost of gas for 2013 and 2012 compared with the same prior periods are presented below.

Changes in Cost of Gas - Increase (Decrease)
In millions	2013 vs. 2012	2012 vs. 2011
Commodity gas costs passed through to sales customers	$96.8	$(194.3)
Commodity gas costs in secondary market transactions	24.5	(100.1)
Pipeline demand charges	22.3	(7.0)
Regulatory approved gas cost mechanisms	(34.2)	(11.5)

Total	$109.4	$(312.9)

2013 compared to 2012:

•	Commodity gas costs passed through to sales customers – the increase is primarily due to higher volumes sold due to colder weather and slightly higher wholesale gas costs passed through to sales customers.

•	Commodity gas costs in secondary market transactions – the increase is primarily due to increased average wholesale gas costs, partially offset by decreased activity.

•	Pipeline demand charges – the increase is primarily due to increased demand costs, decreased asset manager payments and decreased capacity release revenues.

•	Regulatory approved gas cost mechanisms – the decrease is primarily due to commodity gas cost true-ups.

2012 compared to 2011:

•	Commodity gas costs passed through to sales customers – the decrease is due to lower volumes sold due to warmer weather and lower wholesale gas costs passed through to sales customers.

•	Commodity gas costs in secondary market transactions – the decrease is due to lower average wholesale gas costs.

•	Pipeline demand charges – the decrease is primarily due to changing asset manager agreement terms.

•	Regulatory approved gas cost mechanisms – the decrease is due to the effects of various regulatory true-up mechanisms.

In all three states, we are authorized to recover from customers all prudently incurred gas costs. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are reflected in a regulatory deferred account and are added to or deducted from cost of gas and are in current “Regulatory assets” or current “Regulatory liabilities” in the Consolidated Balance Sheets. For the amounts included in “Amounts due from customers” or “Amounts due to customers,” see “Rate-Regulated Basis of Accounting” in Note 1 to the consolidated financial statements in this Form 10-K.

Margin

Margin, rather than revenues, is used by management to evaluate utility operations due to the regulatory passthrough of changes in wholesale commodity gas costs. Our utility margin is defined as natural gas revenues less natural gas commodity costs and fixed gas costs for transportation and storage capacity. It is the component of our revenues that is established in general rate cases and is designed to cover our utility operating expenses and our return of and on our utility capital investments and related taxes. Our commodity gas costs accounted for 41% of revenues for the year ended October 31, 2013, and our pipeline transportation and storage costs accounted for 12%.

In general rate proceedings, state regulatory commissions authorize us to recover our margin in our monthly fixed demand charges and on each unit of gas delivered under our generally applicable sales and transportation tariffs and special service contracts. We negotiate special service contracts with some industrial customers that may include the use of volumetric rates with minimum margin commitments and fixed monthly demand charges. These individually negotiated agreements are subject to review and approval by the applicable state regulatory commission and allow us to make an economic extension or expansion of natural gas service to larger industrial customers.

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

Changes in margin for 2013 and 2012 compared with the same prior periods are presented below.

Changes in Margin - Increase (Decrease)
	2013 vs.	2012 vs.
In millions	2012	2011
Residential and commercial customers	$15.6	$1.0
Industrial customers	5.3	(1.3)
Power generation customers	24.0	8.3
Secondary market activity	(.7)	(4.3)
Net gas cost adjustments	1.8	(1.9)

Total	$46.0	$1.8

2013 compared to 2012:

•	Residential and commercial customers – the increase is primarily due to increased volumes delivered due to colder weather, customer growth in all three states and the general rate increase in Tennessee, effective March 1, 2012.

•	Industrial customers – the increase is primarily due to higher consumption in the industrial market from colder weather and customer growth.

•	Power generation customers – the increase is primarily due to increased transportation services due to new contracts placed in service in June 2012 and June 2013.

•	Secondary market activity – the decrease is primarily due to lower commodity gas price volatility and decreased activity.

2012 compared to 2011:

•	Residential and commercial customers – the increase is primarily due to the general rate increase in Tennessee effective March 1, 2012 and customer growth in all three states, offset by lower consumption in Tennessee and South Carolina where the WNA mechanisms did not perfectly adjust for significantly warmer-than-normal weather.

•	Industrial customers – the decrease is primarily due to lower consumption in the industrial market from warmer weather.

•	Power generation customers – the increase is due to increased transportation services.

•	Secondary market activity – the decrease is due to less wholesale natural gas price volatility.

Operations and Maintenance Expenses

Changes in O&M expenses for 2013 and 2012 compared with the same prior periods are presented below.

Changes in Operations and Maintenance Expenses - Increase (Decrease)

In millions	2013 vs. 2012	2012 vs. 2011
Contract labor	$2.4	$3.7
Payroll	1.8	4.0
Bad debt	1.4	(1.2)
Regulatory	1.0	1.3
Employee benefits	(1.1)	7.1
Other	5.0	2.3

Total	$10.5	$17.2

2013 compared to 2012:

•	Contract labor – the increase is primarily due to increased process improvement projects and pipeline integrity, maintenance and safety programs.

•	Payroll – the increase is due to increases in incentive plan accruals.

•	Bad debt – the increase is primarily due to a higher level of projected charge-offs due to higher bills.

•	Regulatory – the increase is primarily due to amortization of regulatory assets with new amortization amounts established in the Tennessee general rate proceeding effective in March 2012.

•	Employee benefits – the decrease is primarily due to reduced group medical insurance expense from lower claims and a regulatory pension deferral in Tennessee in the current year related to the funding of the defined benefit plan in November 2012 compared to no plan funding in the prior year, partially offset by an increase in pension expense.

2012 compared to 2011:

•	Contract labor – the increase is primarily due to increased process improvement projects and pipeline integrity, maintenance and safety programs.

•	Payroll – the increase is due to increases in incentive plan accruals.

•	Regulatory – the increase is primarily due to amortization of regulatory assets that began with the Tennessee general rate increase.

•	Employee benefits – the increase is primarily due to increases in medical coverage premiums and defined benefit pension costs and the absence of pension plan funding and a regulatory pension deferral in 2012.

Depreciation

Depreciation expense increased from $102.8 million to $112.2 million over the three-year period 2011 to 2013 primarily due to increases in plant in service, particularly related to major additions to serve new power generation customers, system integrity and upgrades to our liquefied natural gas facilities.

General Taxes

Changes in general taxes for 2013 compared with the same prior period are insignificant. Changes in general taxes for 2012 compared with the same prior period are presented below.

Changes in General Taxes Expense - Increase (Decrease)

In millions	2012 vs. 2011
Sales tax accrual	$(2.5)
Gross receipts tax	(.8)
Property taxes	.4
Other	(.6)

Total	$(3.5)

2012 compared to 2011:

•	Sales tax accrual – the decrease is primarily due to the accrual of a liability of $2.7 million in 2011 for sales taxes on certain customer accounts.

•	Gross receipts tax – the decrease is due to lower accruals in the current period for Tennessee gross receipts tax as a result of lower revenues.

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

2013 compared with 2012:

Other Income (Expense) increased $.9 million in 2013 compared with 2012. The primary changes were an increase in income from equity method investments and an increase in non-operating expenses. All other changes for the year ended October 31, 2013 compared with 2012 were insignificant.

Income from equity method investments from SouthStar increased $1.3 million in 2013 primarily due to higher average customer usage from colder weather compared to the prior year, net of weather derivatives, the recording of a lower cost or market inventory adjustment in the prior year and new margin from the Illinois business that was contributed to the venture with our sharing beginning in September 2013, partially offset by higher gas costs, increased operating expenses and lower retail price spreads. Beginning November 1, 2012 with our initial investment in Constitution, we recorded earnings of $1 million due to the allowance for funds used during construction (AFUDC), partially offset by operating expenses. For further information on the contribution of the Illinois business made to SouthStar and our cash contribution in our equity method investment, see Note 12 to the consolidated financial statements in this Form 10-K.

Non-operating expense increased $3.3 million in 2013 compared with 2012 primarily due to $1.8 million of cumulative amortization of non-land costs related to the allowed deferral of a regulatory asset for certain non-real estate costs, construction of which was suspended in March 2009, as included in the 2013 settlement agreement with the NCUC Public Staff. We had a balance of $6.7 million of capital costs held in “Plant held for future use” comprised of $3.2 million in land costs and $3.5 million in non-land development costs. Under the NCUC approved settlement of the 2013 North Carolina general rate proceeding, we agreed to the amortization and collection of $1.2 million of the non-real estate costs to be amortized over 38 months beginning January 1, 2014, which we recorded as a regulatory asset along with a portion of the costs that we allocated to South Carolina operations. In addition, charitable contributions increased $.8 million primarily due to the funding of our charitable foundation.

2012 compared with 2011:

The primary change to Other Income (Expense) in 2012 compared with 2011 was income from equity method investments, primarily from SouthStar and Cardinal Pipeline Company, L.L.C. (Cardinal). All other changes for the year ended October 31, 2012 compared with 2011 were insignificant.

Income from equity method investments from SouthStar decreased $1.4 million in 2012 primarily due to lower customer usage related to warmer-than-normal weather, net of weather derivatives, partially offset by lower transportation and gas costs and higher commercial asset optimization.

The decrease from SouthStar was partially offset by a $1 million increase in earnings from Cardinal primarily due to higher capitalized interest from the AFUDC and increased revenues as a result of the expansion project to serve a subsidiary of Duke Energy Corporation, (DEC), the Duke Energy Progress, Inc. (DEP) Wayne County generation project, partially offset by higher depreciation and operating expenses.

Utility Interest Charges

Changes in utility interest charges for 2013 and 2012 compared with the same prior periods are presented below.

Changes in Utility Interest Charges - Increase (Decrease)

In millions	2013 vs. 2012	2012 vs. 2011
Interest expense on long-term debt	$12.7	$(4.6)
Borrowed AFUDC	(5.8)	(16.6)
Interest expense on short-term debt	(1.5)	.8
Regulatory interest expense, net	.1	(3.8)
Other	(.7)	.3

Total	$4.8	$(23.9)

2013 compared to 2012:

•	Interest expense on long-term debt – the increase is primarily due to the issuance of debt in 2013 and a full year of interest expense on the debt issued in 2012.

•	Borrowed AFUDC – the decrease is due to an increase in capitalized interest primarily resulting from increased construction expenditures.

•	Interest expense on short-term debt – the decrease is primarily due to lower balances outstanding during the current period at interest rates that are 34 basis points lower than the prior year period. We paid down short-term debt as we issued long-term debt and equity securities during our fiscal year.

2012 compared to 2011:

•	Interest expense on long-term debt – the decrease is primarily due to the replacement of higher rate debt with lower rate debt.

•	Borrowed AFUDC – the decrease is due to an increase in capitalized interest primarily as a result of increased project construction expenditures.

•	Interest expense on short-term debt – the increase is primarily due to higher balances outstanding during the current period used for utility capital expenditures and other corporate purposes at interest rates that are 28 basis points lower than the prior year period.

•	Regulatory interest expense, net – the decrease is primarily due to an increase in interest charged on amounts due from customers, which is recorded as interest income.

Financial Condition and Liquidity

Our capital market strategy has continued to focus on maintaining a strong balance sheet, ensuring sufficient cash resources and daily liquidity, accessing capital markets at favorable times when needed, managing critical business risks, and maintaining a balanced capital structure through the issuance of equity or long-term debt securities or the repurchase of our equity securities. The need for long-term capital is driven by the level of and timing of capital expenditures and long-term debt maturities. Our issuance of long-term debt and equity securities is subject to regulation by the NCUC. For information on the issuance of long-term debt and equity securities, see Note 4 and Note 6, respectively to the consolidated financial statements in this Form 10-K.

To meet our capital and liquidity requirements outside of the long-term capital markets, we rely on certain resources, including cash flows from operating activities, cash generated from our investments in joint ventures and short-term debt. Operating activities primarily provides the liquidity to fund our working capital, a portion of our capital expenditures and other cash needs.

Short-term debt is vital to meet the timing of our working capital needs, such as our seasonal requirements for gas supply, pipeline capacity, payment of dividends, general corporate liquidity, a portion of our capital expenditures and approved investments. We rely on short-term debt together with long-term capital markets to provide a significant source of liquidity to meet operating requirements that are not satisfied by internally generated cash flows. Currently, cash flows from operations are not adequate to finance the full cost of planned investments in customer growth, pipeline integrity programs, system infrastructure and contributions to our joint ventures.

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

Short-Term Debt. We have a $650 million five-year revolving syndicated credit facility that expires in October 2017 and has an option to request an expansion of up to $850 million. On November 1, 2013, we entered into an agreement with the lenders under the facility which increased our borrowing capacity to $850 million. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount. The five-year revolving syndicated credit facility contains normal and customary financial covenants.

At October 31, 2013, we have a $650 million unsecured CP program that is backstopped by the revolving syndicated credit facility. Effective in November 2013, we exercised the expansion option under the revolving syndicated credit facility. With the exercise of the option, the amounts outstanding under the revolving syndicated credit facility and the CP program, either individually or in the aggregate, cannot exceed $850 million. The notes issued under the CP program may have maturities not to exceed 397 days from the date of issuance. Any borrowings under the CP program rank equally with our other unsubordinated and unsecured debt.

Highlights for our short-term debt as of October 31, 2013 and 2012 and for the quarter and year ended October 31, 2013 and 2012 are presented below.

In thousands	Credit Facility	Commercial Paper	Total Borrowings

2013
End of period (October 31, 2013):
Amount outstanding	$-	$400,000	$400,000
Weighted average interest rate	-%	.36%	.36%

During the period (August 1, 2013 - October 31, 2013):
Average amount outstanding	$-	$319,700	$319,700
Minimum amount outstanding	$-	$220,000	$220,000
Maximum amount outstanding	$-	$475,000	$475,000
Minimum interest rate	-%	.23%	.23%
Maximum interest rate	-%	.43%	.43%
Weighted average interest rate	-%	.28%	.28%

Maximum amount outstanding during the month:
August 2013	$-	$475,000	$475,000
September 2013	-	335,000	335,000
October 2013	-	430,000	430,000

During the year ended October 31, 2013:
Average amount outstanding	$-	$397,800	$397,800
Minimum amount outstanding (1)	$-	$220,000	$220,000
Maximum amount outstanding (1)	$10,000	$555,000	$555,000
Minimum interest rate (2)	1.12%	.23%	.23%
Maximum interest rate	1.12%	.45%	1.12%
Weighted average interest rate	1.12%	.32%	.32%

2012
End of period (October 31, 2012):
Amount outstanding	$-	$365,000	$365,000
Weighted average interest rate	-%	.42%	.42%

During the period (August 1, 2012 - October 31, 2012):
Average amount outstanding	$-	$444,300	$444,300
Minimum amount outstanding	$-	$335,000	$335,000
Maximum amount outstanding	$-	$535,000	$535,000
Minimum interest rate	-%	.30%	.30%
Maximum interest rate	-%	.45%	.45%
Weighted average interest rate	-%	.39%	.39%

Maximum amount outstanding during the month:
August 2012	$-	$450,000	$450,000
September 2012	-	500,000	500,000
October 2012	-	535,000	535,000

During the year ended October 31, 2012:
Average amount outstanding	$144,700	$404,700	$416,300
Minimum amount outstanding (1)	$-	$-	$328,500
Maximum amount outstanding (1)	$475,500	$535,000	$535,000
Minimum interest rate (2)	1.15%	.22%	.22%
Maximum interest rate	1.20%	.45%	1.20%
Weighted average interest rate	1.17%	.38%	.66%

(1) During December 2012, we were borrowing under both the credit facility and CP program for a portion of the month.

(2) This is the minimum rate when we were borrowing under the credit facility and/or CP program.

As of October 31, 2013, we had $10 million available for letters of credit under our revolving syndicated credit facility, of which $2.1 million were issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of October 31, 2013, unused lines of credit available under our revolving syndicated credit facility, including the issuance of the letters of credit, totaled $247.9 million.

Cash Flows from Operating Activities. The natural gas business is seasonal in nature. Operating cash flows may fluctuate significantly during the year and from year to year due to working capital changes within our utility and non-utility operations. The major factors that affect our working capital are weather, natural gas purchases and prices, natural gas storage activity, collections from customers and deferred gas cost recoveries. We rely on operating cash flows and short-term debt to meet seasonal working capital needs. The level of short-term debt can vary significantly due to changes in the wholesale cost of natural gas and the level of purchases of natural gas supplies for storage to serve customer demand. We pay our suppliers for natural gas purchases before we collect our costs from customers through monthly bills. During our first and second quarters, we generally experience overall positive cash flows from the sale of flowing gas and gas withdrawal from storage and the collection of amounts billed to customers during the November through March winter heating season. Cash requirements generally increase during the third and fourth quarters due to increases in natural gas purchases injected into storage, construction activity and decreases in receipts from customers.

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

Cash flows from operations are impacted by weather, which affects gas purchases and sales. Warmer weather can lead to lower revenues from fewer volumes of natural gas sold or transported. Colder weather can increase volumes sold to weather-sensitive customers but may lead to conservation by customers in order to reduce their heating bills. Regulatory margin stabilizing and cost recovery mechanisms, such as decoupled tariffs and those that allow us to recover the gas cost portion of bad debt expense, are expected to mitigate the impact that customer conservation and higher bad debt expense may have on our results of operations. Warmer-than-normal weather can lead to reduced operating cash flows, thereby increasing the need for short-term bank borrowings to meet current cash requirements.

Net cash provided by operating activities was $313.2 million in 2013, $304.5 million in 2012 and $311.2 million in 2011. Net cash provided by operating activities reflects a $14.6 million increase in net income for 2013 compared with 2012 primarily due to increased margin, partially offset by higher operating costs and utility interest charges in 2013. The effect of changes in working capital on net cash provided by operating activities is described below:

•	Trade accounts receivable and unbilled utility revenues increased $23.5 million in the current period primarily due to colder weather and higher consumption of natural gas.

Volumes sold to weather-sensitive residential and commercial customers increased 17.3 million dekatherms as compared with the same prior period primarily due to 25% colder weather during the current period. Total throughput increased 63.3 million dekatherms as compared with the same prior period, largely from 39.2 million dekatherms, or 26%, increased deliveries to power generation customers, as well as increased sales to residential and commercial customers.
•	Net amounts due from customers decreased $15.3 million in the current period primarily due to margin decoupling and deferred gas cost collections through rates.
•	Gas in storage increased $1.3 million in the current period primarily due to an increase in the weighted average cost of gas purchased for injections slightly offset by decreased volumes of gas in storage from higher customer sales in 2013 due to colder weather.
•	Prepaid gas costs increased $4.7 million in the current period primarily due to an increase in the weighted average cost of gas purchased for injections. Under some gas supply asset management contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have WNA mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers in South Carolina and in October through April for residential and commercial customers in Tennessee. The WNA mechanisms in South Carolina and Tennessee, which includes the additional months of April and October in 2013 and 2012 for Tennessee, generated charges to customers of $3 million and $13.3 million in 2013 and 2012, respectively, and credits of $4.9 million in 2011. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” in “Regulatory Assets” or “Amounts due to customers” in “Regulatory Liabilities” in Note 1 to the consolidated financial statements in this Form 10-K for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism increased margin by $6 million and $46.8 million in 2013 and 2012, respectively, and reduced margin by $7 million in 2011. Our gas costs are recoverable through purchased gas adjustment (PGA) procedures and are not affected by the WNA or the margin decoupling mechanisms.

The American Taxpayer Relief Act of 2012, enacted in January 2013, and The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, enacted in December 2010 (the Acts), extended the 50% bonus depreciation that expired December 2009 and temporarily increased bonus depreciation for federal income tax purposes to 100% for certain qualified investments. These provisions are effective for our fiscal year tax returns for 2010 – 2015. Based on current capital projections and timelines, we anticipate that bonus depreciation will reduce cash needed to pay federal income taxes during fiscal years 2010 – 2015 by $165 – $180 million as compared with cash tax needs prior to the Acts. While reducing cash tax payments, bonus depreciation will increase deferred tax liabilities by a similar amount. Rate base generally consists of net utility plant in service less utility deferred income tax liabilities. Rate base upon which authorized revenue requirements are determined increased for 2013, but less than if bonus depreciation had not been in effect.

Primarily due to bonus depreciation, we generated a federal net operating loss (NOL) in our tax years 2012 and 2013. We will file claims to carryback a portion of the NOLs to prior federal income tax returns. We recorded approximately $27 million in “Income taxes receivable” in “Current Assets” in the Consolidated Balance Sheets for the refundable income taxes that we anticipate will be generated from the carryback of these NOLs. Any NOLs that are not carried back will be carried forward to offset future taxable income. From the carryforward of 2013 NOLs, we anticipate we will completely offset 2014 taxable income and will generate taxable income sufficient to utilize all NOLs prior to the expiration of the loss carryforward periods.

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

In the industrial market, many of our customers are capable of burning a fuel other than natural gas, with fuel oil being the most significant competing energy alternative. Our ability to maintain industrial market share is largely dependent on price. The relationship between supply and demand has the greatest impact on the price of natural gas. The price of oil depends upon a number of factors beyond our control, including the relationship between worldwide supply and demand and the policies of foreign and domestic governments and organizations, as well as the value of the U.S. dollar versus other currencies. Our liquidity could be impacted, either positively or negatively, as a result of alternate fuel decisions made by industrial customers.

In an effort to keep customer rates competitive and to maximize earnings, we continue to implement business process improvement and O&M cost management programs to capture operational efficiencies while improving customer service and maintaining a safe and reliable system.

Cash Flows from Investing Activities. Net cash used in investing activities was $663.5 million in 2013, $549.3 million in 2012 and $252.6 million in 2011. Net cash used in investing activities was primarily for utility capital expenditures. Gross utility capital expenditures were $600 million in 2013 as compared to $529.6 million in 2012 primarily due to increased expenditures for system integrity projects, partially offset by decreased expenditures for the construction of power generation service delivery projects. Gross utility capital expenditures were $529.6 million in 2012 as compared to $243.6 million in 2011 primarily due to expending $284.3 million and $103.6 million, respectively, for the construction of power generation service delivery projects.

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

Detail of our forecasted 2014 – 2016 capital expenditures, including AFUDC, is presented below. We intend to fund capital expenditures in a manner that maintains our targeted capitalization ratio of 45 – 50% in long-term debt and 50 – 55% in common equity. A portion of the funding for capital expenditures is derived from operations, including lower federal income tax payments due to accelerated depreciation as well as bonus depreciation benefits.

In millions	2014	2015	2016

Customer growth and other	$200	$190	$190
System integrity	250	225	215

Total forecasted utility capital expenditures	$450	$415	$405

Our estimates for utility capital expenditures in 2014, particularly those associated with system integrity, have increased compared to previous estimates in prior years. These increases are primarily due to costs associated with the development and enhancement of programs and processes designed to mitigate risk on our system to comply with federally mandated pipeline safety and integrity requirements. Such programs include retrofitting transmission lines to facilitate internal inspections, transmission line replacements, corrosion control, casing remediation and distribution integrity management. The increased expenditures in 2014 also include costs associated with the completion of a major transmission line replacement in Nashville, the construction of which began in 2013.

In October 2009, we reached an agreement with DEP, now a subsidiary of DEC, to provide natural gas delivery service to a power generation facility to be built at their Wayne County, North Carolina site requiring us to construct 38 miles of transmission pipeline along with additional compression facilities. Service began in June 2012 and is supported by a long-term service agreement with fixed monthly payments. We also executed an agreement with Cardinal to expand our firm capacity requirement on Cardinal to serve the DEP Wayne County site requiring Cardinal to invest in a new compressor station and expanded meter stations in order to increase the capacity of its system, which began service in June 2012. As an equity venture partner of Cardinal, we made capital contributions of $9.8 million from January 2011 through June 2012 related to this system expansion. In June 2012, due to Cardinal obtaining permanent financing of the expansion, we received $5.4 million as a partial return of our capital investment. For further information regarding this agreement, see Note 12 to the consolidated financial statements in this Form 10-K.

In April 2010, we reached another agreement with DEP to provide natural gas delivery service to a power generation facility to be built at their existing Sutton site near Wilmington, North Carolina. The agreement called for us to construct approximately 130 miles of transmission pipeline along with compression facilities to provide natural gas delivery service to the plant, which was placed into service as scheduled on June 1, 2013. Our investment in the pipeline and compression facilities is supported by a long-term service agreement with fixed monthly payments.

The Sutton facilities created cost effective expansion capacity that we will use to help serve the growing natural gas requirements of our customers in the eastern part of North Carolina. The approval of our 2013 NCUC rate settlement provided for a portion of the revenue requirement of this project to be recovered through tariff rates to customers in North Carolina.

During fiscal 2011, we placed into service natural gas pipeline and compression facilities to provide natural gas delivery service to a DEP power generation facility located in Richmond County, North Carolina. During fiscal 2011, we also placed into service natural gas pipeline facilities to provide natural gas delivery service to a DEC power generation facility located in Rowan County, North Carolina. In December 2011, we placed into service natural gas pipeline facilities to provide natural gas delivery service to a DEC power generation facility located in Rockingham County, North Carolina. Our investments in the pipeline facilities are supported by long-term service agreements with fixed monthly payments.

In July 2013, we acquired an incremental 5% membership interest in Pine Needle from Hess for $2.9 million, which increased our membership interest from 40% to 45%. For further information regarding this transaction, see Note 12 to the consolidated financial statements in this Form 10-K.

In September 2013, we made an additional $22.5 million capital contribution to our existing SouthStar investment associated with our partner contributing retail natural gas marketing assets and related customer accounts located in Illinois. For further information regarding this transaction, see Note 12 to the consolidated financial statements in this Form 10-K.

In November 2012, we became a 24% equity member of Constitution, a Delaware limited liability company. The purpose of the joint venture is to construct and operate approximately 120 miles of interstate natural gas pipeline and related facilities connecting shale natural gas supplies and gathering systems in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost approximately $680 million. Our contributions through October 31, 2013 were $15.9 million, and we expect our total contributions will be an estimated $55 million and $92.1 million in our fiscal 2014 and 2015 years, respectively. The target in service date of the project is March 2015. For further information regarding this agreement, see Note 12 to the consolidated financial statements in this Form 10-K.

Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $356.3 million in 2013, $240 million in 2012 and ($57.5) million in 2011. Funds are primarily provided from long-term debt securities, short-term borrowings and the issuance of common stock through our dividend reinvestment and stock purchase plan (DRIP) and our employee stock purchase plan (ESPP). In recent years, bonus depreciation has been a source of funds in that it has decreased our federal income tax payments. We may sell common stock and long-term debt when market and other conditions favor such long-term financing to maintain our target long-term capital structure of 50 – 55% equity to total long-term capital. Funds are primarily used to finance capital expenditures, retire long-term debt maturities, pay down outstanding short-term debt, repurchase common stock under the common stock repurchase program, pay quarterly dividends on our common stock and general corporate purposes.

Outstanding debt under our revolving syndicated credit facility and CP program increased from $365 million as of October 31, 2012 to $400 million as of October 31, 2013 primarily due to increased utility capital expenditures and investments in our equity method investments, partially offset by the net proceeds received from the issuance of our common stock and long-term debt. Our five-year revolving syndicated credit facility had an option to request an expansion of up to $850 million. In November 2013, we entered into an agreement with the lenders under the facility which increased our borrowing capacity to $850 million. Our unsecured CP program, which is backstopped by our credit facility, was established in March 2012. For further information on short-term debt, see the previous discussion of “Short-Term Debt” in “Financial Condition and Liquidity” in Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have an open combined debt and equity shelf registration statement filed with the SEC in July 2011 that is available for future use until its expiration on July 6, 2014. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used for general corporate purposes, including capital expenditures, additions to working capital and advances for our investments in our subsidiaries and for repurchases of shares of our common stock. Pending such use, we may temporarily invest any net proceeds that are not applied to the purposes mentioned above in investment grade securities. We plan to issue new long-term debt and equity capital over fiscal years 2014 and 2015, at such amounts to support our capital investment program and maintain our target capital structure of 45 – 50% in long-term debt and 50 – 55% in common equity.

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

We have two FSAs totaling 1.6 million shares that must be settled no later than mid December 2013. Under the terms of the FSAs, at our election, we may physically settle in shares, cash or net share settle for all or a portion of our obligations under the agreements. On December 16, 2013, we physically settled by issuing 1.6 million shares of our common stock to the forward counterparty and received net proceeds of $47.3 million based on the net settlement price of $30.88 per share, the original offering price, less certain adjustments.

We used the net proceeds from the January 2013 sale of our common stock to finance capital expenditures, repay outstanding unsecured notes under the CP program and for general corporate purposes. We used the proceeds from the FSAs to finance capital expenditures, repay outstanding unsecured notes under our CP program and for general corporate purposes. For further information on our common stock and for more details on these equity issuance transactions, see Note 6 to the consolidated financial statements in this Form 10-K.

We continually monitor customer growth trends and investment opportunities in our markets and the timing of any infrastructure investments that would require the need for additional long-term debt. In August 2013, we issued unsecured senior notes in the amount of $300 million with an interest rate of 4.65% under our open debt and equity shelf registration statement. These notes will mature on August 1, 2043. The net proceeds of $297.2 million were used to finance capital expenditures, to repay the balance of $100 million of our 5% medium-term notes due December 19, 2013 at maturity, to repay outstanding short-term, unsecured notes under our CP program and for general corporate purposes. For further information on our long-term debt instruments, see Note 4 to the consolidated financial statements in this Form 10-K.

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

From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Note 6 to the consolidated financial statements in this Form 10-K. During 2013, we did not repurchase any of our common stock. Under our Common Stock Open Market Purchase Program during 2012 and 2011, we repurchased and retired .8 million shares in each year for $26.5 million and $23 million, respectively. We do not anticipate repurchasing our common stock in our fiscal year 2014.

During 2013, we issued $24.6 million of common stock through DRIP and ESPP. During 2012 and 2011, we issued $22.1 million and $20.2 million, respectively, through these plans.

We have paid quarterly dividends on our common stock since 1956. We increased our common stock dividend on an annualized basis by $.04 per share in 2013, 2012 and 2011. Dividends of $92.1 million, $85.7 million and $82.9 million for 2013, 2012 and 2011, respectively, were paid on common stock. Provisions contained in certain note agreements under which certain long-term debt was issued restrict the amount of cash dividends that may be paid. As of October 31, 2013, our retained earnings were not restricted. On December 12, 2013, the Board of Directors declared a quarterly dividend on common stock of $.31 per share, payable January 15, 2014 to shareholders of record at the close of business on December 24, 2013. For further information, see Note 4 to the consolidated financial statements in this Form 10-K.

Our long-term debt targeted capitalization ratio is 45 – 50% in long-term debt and 50 – 55% in common equity. As of October 31, 2013, our capitalization, excluding current maturities of long-term debt, if any, consisted of 50% in long-term debt and 50% in common equity.

The components of our total debt outstanding (short-term and long-term) to our total capitalization as of October 31, 2013 and 2012 are summarized in the table below.

	October 31		October 31

In thousands	2013	Percentage	2012	Percentage
Short-term debt	$400,000	14%	$365,000	16%
Current portion of long-term debt	100,000	3%	-	- %
Long-term debt	1,174,857	41%	975,000	41%

Total debt	1,674,857	58%	1,340,000	57%
Common stockholders’ equity	1,188,596	42%	1,027,004	43%

Total capitalization (including short-term debt)	$2,863,453	100%	$2,367,004	100%

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

The lenders under our revolving credit facility and our CP program are major financial institutions, all of which have investment grade credit ratings as of October 31, 2013. It is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal.

As of October 31, 2013, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services (S&P) and “A3” by Moody’s Investors Service (Moody’s). Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. S&P and Moody’s have issued credit ratings on our CP program at “A1” and “P2”, respectively. Credit ratings and outlooks are opinions of the rating agencies and are subject to their ongoing review. A significant decline in our operating performance, capital structure, a change from the conservative regulatory environments in which we operate or a significant reduction in our liquidity could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by our rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of October 31, 2013, there has been no event of default giving rise to acceleration of our debt.

The default provisions of some or all of our senior debt include:

•	Failure to make principal or interest payments,
•	Bankruptcy, liquidation or insolvency,
•	Final judgment against us in excess of $1 million that after 60 days is not discharged, satisfied or stayed pending appeal,
•	Specified events under the Employee Retirement Income Security Act of 1974,
•	Change in control, and

•	Failure to observe or perform covenants, including:

•	Interest coverage of at least 1.75 times. Interest coverage was 4.6 times as of October 31, 2013;
•	Funded debt cannot exceed 70% of total capitalization. Funded debt was 59% of total capitalization as of October 31, 2013;
•	Funded debt of all subsidiaries in the aggregate cannot exceed 15% of total capitalization. There is no funded debt of our subsidiaries as of October 31, 2013;
•	Restrictions on permitted liens;
•	Restrictions on paying dividends, on or repurchasing our stock or making investments in subsidiaries; and
•	Restrictions on burdensome agreements.

Contractual Obligations and Commitments

We have incurred various contractual obligations and commitments in the normal course of business. As of October 31, 2013, our estimated recorded and unrecorded contractual obligations are as follows.

	Payments Due by Period
	Less than	1-3	3-5	More than
In thousands	1 year	Years	Years	5 Years	Total

Recorded contractual obligations:

Long-term debt (1)	$100,000	$75,000	$-	$1,100,000	$1,275,000
Short-term debt (2)	400,000	-	-	-	400,000

Total recorded contractual obligations	500,000	75,000	-	1,100,000	1,675,000

Unrecorded contractual obligations and commitments: (3)

Pipeline and storage capacity (4)	170,430	453,445	276,550	647,982	1,548,407
Gas supply (5)	6,356	-	-	-	6,356
Interest on long-term debt (6)	62,191	178,387	111,311	648,294	1,000,183
Capital contributions to joint ventures (7)	55,000	92,052	-	-	147,052
Telecommunications and information technology (8)	11,045	5,436	-	-	16,481
Qualified and nonqualified pension plan funding (9)	21,330	35,097	12,028	-	68,455
Postretirement benefits plan funding (9)	1,500	4,000	1,300	-	6,800
Operating leases (10)	4,543	13,380	8,362	27,359	53,644
Other purchase obligations (11)	24,951	-	-	-	24,951
Letters of credit (12)	2,078	-	-	-	2,078

Total unrecorded contractual obligations and commitments	359,424	781,797	409,551	1,323,635	2,874,407

Total contractual obligations and commitments	$859,424	$856,797	$409,551	$2,423,635	$4,549,407

(1)	See Note 4 to the consolidated financial statements in this Form 10-K.
(2)	See Note 5 to the consolidated financial statements in this Form 10-K.
(3)	In accordance with generally acceptable accounting principles in the United States (GAAP), these items are not reflected in the Consolidated Balance Sheets.
(4)	Recoverable through PGA procedures.
(5)	Reservation fees are recoverable through PGA procedures.
(6)	See Note 4 to the consolidated financial statements in this Form 10-K.
(7)	See Note 12 to the consolidated financial statements in this Form 10-K.
(8)	Consists primarily of maintenance fees for hardware and software applications, usage fees, local and long-distance data costs, frame relay, and cell phone and pager usage fees.
(9)	Estimated funding beyond five years is not available. See Note 9 to the consolidated financial statements in this Form 10-K.
(10)	See Note 8 to the consolidated financial statements in this Form 10-K. Operating lease payments do not include payment for common area maintenance, utilities or tax payments.
(11)	Consists primarily of pipeline products, vehicles, contractors and merchandise.
(12)	See Note 5 to the consolidated financial statements in this Form 10-K.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements other than letters of credit and operating leases. The letters of credit and operating leases are discussed in Note 5 and Note 8, respectively, to the consolidated financial statements in this Form 10-K and are reflected in the table above.

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

Revenue Recognition. Utility sales and transportation revenues are based on rates approved by state regulatory commissions. Base rates charged to customers may not be changed without formal approval by the regulatory commission in that jurisdiction; however, the wholesale cost of gas component of rates may be adjusted periodically under PGA procedures. In South Carolina and Tennessee, we have WNA mechanisms that are designed to protect a portion of our residential and commercial customer revenues against warmer-than-normal weather as deviations from normal weather can affect our financial performance and liquidity. The WNA mechanisms also serve to offset the impact of colder-than-normal weather by reducing the amounts we can charge our customers. In North Carolina, a margin decoupling mechanism provides for the recovery of our approved margin from residential and commercial customers independent of consumption patterns. The margin earned monthly under the margin decoupling mechanism results in semi-annual rate adjustments to refund any over-collection or recover any under-collection. The gas cost portion of our costs is recoverable through PGA procedures and is not affected by the WNA or the margin decoupling mechanisms. Without the WNA and margin decoupling mechanisms, our operating revenues and margin would have been lower by $9 million and by $60.1 million in 2013 and 2012, respectively, and higher by $11.9 million in 2011.

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

Regulatory assets as of October 31, 2013 and 2012 totaled $246.3 million and $293.1 million, respectively. Regulatory liabilities as of October 31, 2013 and 2012 totaled $541.9 million and $489.7 million, respectively. The detail of these regulatory assets and liabilities is presented in “Rate-Regulated Basis of Accounting” in Note 1 to the consolidated financial statements in this Form 10-K.

Pension and Postretirement Benefits. We have a traditional defined benefit pension plan (qualified pension plan) covering eligible employees. We also provide certain other postretirement health care and life insurance benefits to eligible employees. For further information and our reported costs of providing these benefits, see Note 9 to the consolidated financial statements in this Form 10-K. The costs of providing these benefits are impacted by numerous factors, including the provisions of the plans, changing employee demographics and various actuarial calculations, assumptions and accounting mechanisms. Because of the complexity of these calculations, the long-term nature of these obligations and the importance of the assumptions used, our estimate of these costs is a critical accounting estimate.

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

The discount rate has been separately determined for each plan by projecting the plan’s cash flows and developing a zero-coupon spot rate yield curve using non-arbitrage pricing and non-callable bonds rated AA or better by either Moody’s or S&P that have a yield higher than the regression mean yield curve. Based on this approach, the weighted average discount rate used in the measurement of the benefit obligation for the qualified pension plan changed from 3.51% in 2012 to 4.55% in 2013. For the nonqualified pension plans, the weighted average discount rate used in the measurement of the benefit obligation changed from 2.95% in 2012 to 3.98% in 2013. Similarly, the weighted average discount rate for postretirement benefits changed from 3.34% in 2012 to 4.44% in 2013. The higher discount rates discussed above reflect the higher yields found in the AA corporate bond market where the bond price has decreased together with the use of an above-mean yield curve. Based on our review of actual cost trend rates and projected future trends in establishing health care cost trend rates, the initial health care cost trend rate was assumed to be 7.5% in 2013 declining gradually to 5% by 2027.

In determining our expected long-term rate of return on plan assets, we review past long-term performance, asset allocations and long-term inflation assumptions. We target our asset allocations for qualified pension plan assets and other postretirement benefit assets to be approximately 50% equity securities and 50% fixed income securities. To the extent that the actual rate of return on assets realized during the fiscal year is greater or less than the assumed rate, that year’s qualified pension plan and postretirement benefits plan costs are not affected; instead, this gain or loss reduces or increases the future costs of the plans over the average remaining service period for active employees. The expected long-term rate of return on plan assets was 8% in 2011, 2012 and 2013. Based on a fairly constant inflation trend, our age-related assumed rate of increase in future compensation levels was 3.78% in 2011, decreasing to 3.76% in 2012 and 2013 due to changes in the demographics of the participants.

Our market-related value of plan assets represents the fair market value of the plan’s assets as adjusted by the portion of the prior five years’ asset gains and losses that has not yet been recognized. The use of this calculation delays the impact of current market fluctuations on benefit costs for the fiscal year.

During 2013, we recorded costs of $11.3 million related to our qualified pension plan and postretirement benefits plan. We estimate 2014 expenses for these two plans to be in the range of $6 to $7 million representing a decrease of $4.3 to $5.3 million from 2013. These estimates reflect the discount rates and assumed rate of return on the plan assets discussed above for each plan.

The following reflects the sensitivity of pension cost to changes in certain actuarial assumptions for our qualified pension plan, assuming that the other components of the calculation are constant.

Actuarial Assumption	Change in Assumption	Impact on 2013 Benefit Cost	Impact on Projected Benefit Obligation
		Increase (Decrease) In thousands
Discount rate	(.25)%	$629	$6,544
Rate of return on plan assets	(.25)%	660	N/A
Rate of increase in compensation	.25%	719	3,762

The following reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions, assuming that the other components of the calculation are constant.

		Impact on 2013	Impact on Accumulated
	Change in	Postretirement	Postretirement Benefit
Actuarial Assumption	Assumption	Benefit Cost	Obligation
		Increase (Decrease)
		In thousands
Discount rate	(.25)%	$-	$840
Rate of return on plan assets	(.25)%	57	N/A
Health care cost trend rate	.25%	3	171

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

Gas Supply and Regulatory Proceedings

The source of our gas supply that we distribute to our customers is contracted from a diverse portfolio of major and independent producers and marketers and interstate and intrastate pipeline and storage operators. In November 2012, we continued to diversify our supply portfolio by contracting to bring abundant and low cost natural gas supplies from the Marcellus supply basin to our natural gas markets in the Carolinas. We signed a long-term contract with Cabot Oil & Gas to purchase firm, price-competitive Marcellus gas supplies. We also signed a long-term firm capacity contract with Williams – Transco under its Leidy Southeast expansion project to transport the Marcellus based Cabot gas supplies to our markets. In December 2012, we also signed a long-term firm capacity contract with Williams – Transco under its Virginia Southside expansion project that will also allow us to further diversify our supply portfolio with Marcellus based natural gas. These new supply arrangements are scheduled to begin in late 2015, and we believe they will provide diversification, reliability and gas cost benefits to Piedmont’s customers across the Carolinas.

Natural gas demand is continuing to grow in our service area, particularly to provide natural gas delivery service to power generation facilities located in North Carolina as discussed in the preceding section of “Cash Flows from Investing Activities” in Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For further information on our equity venture with Cardinal that expanded our firm capacity requirement in 2012 in order to serve a power generation facility in Wayne County, North Carolina, see Note 12 to the consolidated financial statements in this Form 10-K.

Secondary market transactions permit us to market gas supplies and transportation services by contract with wholesale or off-system customers. These sales contribute smaller per-unit margins to earnings; however, the program allows us to act as a wholesale marketer of natural gas and transportation capacity when market conditions permit and the capacity and supply are not required to serve our retail distribution system. For further information on secondary market transactions, see Note 2 to the consolidated financial statements in this Form 10-K.

We continue to work with our regulatory commissions to earn a fair rate of return on invested capital for our shareholders and provide safe, reliable natural gas distribution service to our customers. For further information about regulatory proceedings and other regulatory information, see Note 2 to the consolidated financial statements in this Form 10-K.

Equity Method Investments

For information about our equity method investments, see Note 12 to the consolidated financial statements in this Form 10-K.

Environmental Matters

We have developed an environmental self-assessment plan to examine our facilities and program areas for compliance with federal, state and local environmental regulations and to correct any deficiencies identified. As a member of the North Carolina MGP Initiative Group, we, along with other responsible parties, work directly with the North Carolina Department of Environment and Natural Resources to set priorities for manufactured gas plant (MGP) site remediation. For additional information on environmental matters, see Note 8 to the consolidated financial statements in this Form 10-K.

Accounting Guidance

For further information regarding recently issued accounting guidance, see Note 1 to the consolidated financial statements in this Form 10-K.

Financial Accounting Standards Board and International Accounting Standards Board

With a goal to improve the U.S. financial accounting standards for the benefit of investors and other users of financial statements, the Financial Accounting Standards Board (FASB) has pursued convergence of select accounting standards with the International Accounting Standards Board (IASB) for the past ten years. The path toward convergence has been a collaborative effort by the FASB and the IASB to improve both U.S. GAAP and International Financial Reporting Standards and to eliminate or minimize the differences between them.

Over the next year and a half, the FASB plans to complete the open major convergence projects. By the first quarter of 2014, the final standard on revenue recognition should be released. In the first half of 2014, the FASB intends to issue final standards on the two financial instruments projects of classification and measurement as well as impairment. A final standard on leasing may be completed in 2014 followed by an insurance standard.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various forms of market risk, including the credit risk of our suppliers and our customers, interest rate risk, commodity price risk and weather risk. We seek to identify, assess, monitor and manage all of these risks in accordance with defined policies and procedures under the direction of the Treasurer and Chief Risk Officer and also an Enterprise Risk Management program and with the direction of the Energy Price Risk Management Committee. Risk management is guided by senior management with Board of Directors oversight, and senior management takes an active role in the development of policies and procedures.

We hold all financial instruments discussed below for purposes other than trading.

Credit Risk

We enter into contracts with third parties to buy and sell natural gas. Our policy requires counterparties to have an investment-grade credit rating at the time of the contract, or in situations where counterparties do not have investment-grade or functionally equivalent credit ratings, our policy requires credit enhancements that include letters of credit or parental guaranties. In either circumstance, the policy specifies limits on the contract amount and duration based on the counterparty’s credit rating and/or credit support. In order to minimize our exposure, we continually re-evaluate third-party creditworthiness and market conditions and modify our requirements accordingly.

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

We have mitigated our exposure to the risk of non-payment of utility bills by our customers. In all three states, gas costs related to uncollectible accounts are recovered through PGA procedures. To manage the non-gas cost customer credit risk, we evaluate credit quality and payment history and may require cash deposits from our high risk customers that do not satisfy our predetermined credit standards until a satisfactory payment history has been established. Significant increases in the price of natural gas or colder-than-normal weather can slow our collection efforts as customers experience increased difficulty in paying their gas bills, leading to higher than normal accounts receivable.

Interest Rate Risk

We are exposed to interest rate risk as a result of changes in interest rates on short-term debt. As of October 31, 2013, all of our long-term debt was issued at fixed rates, and therefore not subject to interest rate risk.

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

As of October 31, 2013, we had $400 million of short-term debt outstanding as commercial paper at an interest rate of .36%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $4 million during 2013.

As of October 31, 2013, information about our long-term debt is presented below.

								Fair Value as
	Expected Maturity Date							of October 31,
In millions	2014	2015	2016	2017	2018	Thereafter	Total	2013

Fixed Rate Long-term Debt	$100	$-	$40	$35	$-	$1,100	$1,275	$1,409.9
Average Interest Rate	5%	-%	2.92%	8.51%	-%	5.06%	5.08%

Commodity Price Risk

We have mitigated the cash flow risk resulting from commodity purchase contracts under our regulatory gas cost recovery mechanisms that permit the recovery of these costs in a timely manner. However, we face regulatory recovery risk associated with these costs. With regulatory commission approval, we revise rates periodically without formal rate proceedings to reflect changes in the wholesale cost of gas, including costs associated with our hedging programs under the recovery mechanism allowed by each of our state regulators. Under our PGA procedures, differences between gas costs incurred and gas costs billed to customers are deferred and any under-recoveries are included in “Amounts due from customers” in “Regulatory Assets” or any over-recoveries are included in “Amounts due to customers” in “Regulatory Liabilities” as presented in Note 1 to the consolidated financial statements in this Form 10-K, for collection or refund over subsequent periods. When we have “Amounts due from customers,” we earn a carrying charge that mitigates any incremental short-term borrowing costs. When we have “Amounts due to customers,” we incur a carrying charge that we must refund to our customers.

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

Weather Risk

We are exposed to weather risk in our regulated utility segment in South Carolina and Tennessee where revenues are collected from volumetric rates without a margin decoupling mechanism. Our rates are designed based on an assumption of normal weather. This risk is mitigated by a WNA mechanism designed to offset the impact of colder-than-normal or warmer-than-normal weather in our residential and commercial markets during the months of November through March in South Carolina and October through April in Tennessee. The WNA formulas do not ensure full recovery of approved margin during periods when customer consumption patterns vary from those used to establish the WNA factors. In North Carolina, we manage our weather risk through a year round margin decoupling mechanism that allows us to recover our approved margin from residential and commercial customers independent of volumes sold. We are exposed to weather risks in our industrial markets to the extent our margin is collected through volumetric rates in all of our jurisdictions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Piedmont Natural Gas Company, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Piedmont Natural Gas Company, Inc. and subsidiaries at October 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 23, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

December 23, 2013

Consolidated Balance Sheets

October 31, 2013 and 2012

ASSETS

In thousands	2013	2012

Utility Plant:
Utility plant in service	$4,421,937	$3,746,178
Less accumulated depreciation	1,088,331	1,036,814

Utility plant in service, net	3,333,606	2,709,364
Construction work in progress	297,717	388,979
Plant held for future use	3,155	6,743

Total utility plant, net	3,634,478	3,105,086

Other Physical Property, at cost (net of accumulated depreciation of $876 in 2013 and $843 in 2012)	382	415

Current Assets:
Cash and cash equivalents	8,063	1,959
Trade accounts receivable (less allowance for doubtful accounts of $1,604 in 2013 and $1,579 in 2012)	79,210	56,700
Income taxes receivable	31,065	31,606
Other receivables	1,988	2,104
Unbilled utility revenues	24,967	24,012
Inventories:
Gas in storage	73,929	72,661
Materials, supplies and merchandise	1,725	934
Gas purchase derivative assets, at fair value	1,834	3,153
Regulatory assets	77,204	81,626
Prepayments	35,038	30,600
Deferred income taxes	12,695	-
Other current assets	338	287

Total current assets	348,056	305,642

Noncurrent Assets:
Equity method investments in non-utility activities	128,469	87,867
Goodwill	48,852	48,852
Regulatory assets	169,102	211,478
Marketable securities, at fair value	2,995	2,131
Overfunded postretirement asset	28,258	-
Other noncurrent assets	8,017	8,468

Total noncurrent assets	385,693	358,796

Total	$4,368,609	$3,769,939

See notes to consolidated financial statements.

Consolidated Balance Sheets

October 31, 2013 and 2012

CAPITALIZATION AND LIABILITIES

In thousands	2013	2012

Capitalization:
Stockholders’ equity:
Cumulative preferred stock - no par value - 175 shares authorized	$-	$-
Common stock - no par value - shares authorized: 200,000; shares outstanding: 76,099 in 2013 and 72,250 in 2012	561,644	442,461
Retained earnings	627,236	584,848
Accumulated other comprehensive loss	(284)	(305)

Total stockholders’ equity	1,188,596	1,027,004
Long-term debt	1,174,857	975,000

Total capitalization	2,363,453	2,002,004

Current Liabilities:
Current maturities of long-term debt	100,000	-
Short-term debt	400,000	365,000
Trade accounts payable	96,281	94,269
Other accounts payable	43,855	47,699
Accrued interest	28,205	21,450
Customers’ deposits	19,831	21,739
Current deferred taxes	-	13,542
General taxes accrued	21,454	21,504
Regulatory liabilities	-	28
Other current liabilities	7,024	7,320

Total current liabilities	716,650	592,551

Noncurrent Liabilities:
Deferred income taxes	681,369	597,211
Unamortized federal investment tax credits	1,402	1,669
Accumulated provision for postretirement benefits	12,042	37,299
Regulatory liabilities	541,897	489,664
Conditional cost of removal obligations	27,016	28,629
Other noncurrent liabilities	24,780	20,912

Total noncurrent liabilities	1,288,506	1,175,384

Commitments and Contingencies (Note 8)

Total	$4,368,609	$3,769,939

See notes to consolidated financial statements.

Page Intentionally Blank

Consolidated Statements of Comprehensive Income

For the Years Ended October 31, 2013, 2012 and 2011

	2013	2012	2011
In thousands except per share amounts

Operating Revenues	$1,278,229	$1,122,780	$1,433,905
Cost of Gas	656,739	547,334	860,266

Margin	621,490	575,446	573,639

Operating Expenses:
Operations and maintenance	253,120	242,599	225,351
Depreciation	112,207	103,192	102,829
General taxes	34,635	34,831	38,380
Utility income taxes	77,334	69,101	64,068

Total operating expenses	477,296	449,723	430,628

Operating Income	144,194	125,723	143,011

Other Income (Expense):
Income from equity method investments	26,056	23,904	24,027
Non-operating income	2,839	1,288	1,762
Non-operating expense	(5,122)	(1,855)	(3,022)
Income taxes	(8,612)	(9,116)	(8,218)

Total other income (expense)	15,161	14,221	14,549

Utility Interest Charges:
Interest on long-term debt	54,158	41,412	46,070
Allowance for borrowed funds used during construction	(30,975)	(25,211)	(8,619)
Other	1,755	3,896	6,541

Total utility interest charges	24,938	20,097	43,992

Net Income	134,417	119,847	113,568

Other Comprehensive Income (Loss), net of tax:
Unrealized loss from hedging activities of equity method investments, net of tax of ($69), ($530) and ($371) for the years ended October 31, 2013, 2012 and 2011, respectively.	(109)	(826)	(576)
Reclassification adjustment of realized gain from hedging activities of equity method investments included in net income, net of tax of $85, $621 and $420 for the years ended October 31, 2013, 2012 and 2011, respectively.	130	973	654

Total other comprehensive income	21	147	78

Comprehensive Income	$134,438	$119,994	$113,646

Average Shares of Common Stock:
Basic	74,884	71,977	72,056
Diluted	75,333	72,278	72,266

Earnings Per Share of Common Stock:
Basic	$1.80	$1.67	$1.58
Diluted	$1.78	$1.66	$1.57

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2013, 2012 and 2011

In thousands	2013	2012	2011

Cash Flows from Operating Activities:
Net income	$134,417	$119,847	$113,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,797	109,230	107,046
Allowance for doubtful accounts	25	232	418
Net gain on sale of property	(349)	-	-
Income from equity method investments	(26,056)	(23,904)	(24,027)
Distributions of earnings from equity method investments	22,139	19,590	22,685
Deferred income taxes, net	57,637	99,159	76,821
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	1,319	(381)	47
Receivables	(23,327)	5,403	(3,019)
Inventories	(2,059)	18,897	13,789
Settlement of legal asset retirement obligations	(2,389)	(2,038)	(1,493)
Overfunded postretirement asset	(28,258)	22,879	(5,537)
Other assets	47,967	(95,582)	8,360
Accounts payable	2,381	4,283	(4,085)
Provision for postretirement benefits	(25,257)	22,628	(134)
Other liabilities	34,260	4,272	6,806

Net cash provided by operating activities	313,247	304,515	311,245

Cash Flows from Investing Activities:
Utility capital expenditures	(599,999)	(529,576)	(243,641)
Allowance for borrowed funds used during construction	(30,975)	(25,211)	(8,619)
Contributions to equity method investments	(41,348)	(3,566)	(6,222)
Distributions of capital from equity method investments	4,700	5,372	3,029
Proceeds from sale of property	1,951	1,250	1,074
Investments in marketable securities	(414)	(606)	(486)
Other	2,609	3,044	2,292

Net cash used in investing activities	(663,476)	(549,293)	(252,573)

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2013, 2012 and 2011

In thousands	2013	2012	2011

Cash Flows from Financing Activities:
Borrowings under credit facility	10,000	350,000	1,723,000
Repayments under credit facility	(10,000)	(681,000)	(1,634,000)
Net borrowings - commercial paper	35,000	365,000	-
Proceeds from issuance of long-term debt, net of discount	299,856	300,000	200,000
Retirement of long-term debt	-	-	(256,922)
Expenses related to issuance of debt	(3,250)	(3,908)	(3,902)
Proceeds from issuance of common stock, net of expenses	92,271	-	-
Issuance of common stock through dividend reinvestment and employee stock plans	24,610	22,123	20,233
Repurchases of common stock	-	(26,528)	(23,004)
Dividends paid	(92,146)	(85,693)	(82,913)
Other	(8)	(34)	(6)

Net cash provided by (used in) financing activities	356,333	239,960	(57,514)

Net Increase (Decrease) in Cash and Cash Equivalents	6,104	(4,818)	1,158
Cash and Cash Equivalents at Beginning of Year	1,959	6,777	5,619

Cash and Cash Equivalents at End of Year	$8,063	$1,959	$6,777

Cash Paid During the Year for:
Interest	$50,275	$44,571	$50,136

Income Taxes:
Income taxes paid	$5,760	$4,770	$5,649
Income taxes refunded	169	8,437	16,958

Income taxes, net	$5,591	$(3,667)	$(11,309)

Noncash Investing and Financing Activities:
Accrued construction expenditures	$39,389	$43,643	$18,055

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

For the Years Ended October 31, 2013, 2012 and 2011

In thousands except per share amounts	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, October 31, 2010	$445,640	$519,831	$(530)	$964,941

Comprehensive Income:
Net income		113,568		113,568
Other comprehensive income			78	78

Total comprehensive income				113,646
Common Stock Issued	24,155			24,155
Common Stock Repurchased	(23,004)			(23,004)
Costs of Rescission Offer		(6)		(6)
Tax Benefit from Dividends Paid on ESOP Shares		104		104
Dividends Declared ($1.15 per share)		(82,913)		(82,913)

Balance, October 31, 2011	446,791	550,584	(452)	996,923

Comprehensive Income:
Net income		119,847		119,847
Other comprehensive income			147	147

Total comprehensive income				119,994
Common Stock Issued	22,198			22,198
Common Stock Repurchased	(26,528)			(26,528)
Tax Benefit from Dividends Paid on ESOP Shares		110		110
Dividends Declared ($1.19 per share)		(85,693)		(85,693)

Balance, October 31, 2012	442,461	584,848	(305)	1,027,004

Comprehensive Income:
Net income		134,417		134,417
Other comprehensive income			21	21

Total comprehensive income				134,438
Common Stock Issued	119,552			119,552
Expenses from Issuance of Common Stock	(369)			(369)
Tax Benefit from Dividends Paid on ESOP Shares		117		117
Dividends Declared ($1.23 per share)		(92,146)		(92,146)

Balance, October 31, 2013	$561,644	$627,236	$(284)	$1,188,596

The components of accumulated other comprehensive income (loss) (OCIL) as of October 31, 2013 and 2012 are as follows.

In thousands	2013	2012

Hedging activities of equity method investments	$(284)	$(305)

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation

Piedmont Natural Gas Company, Inc. is an energy services company primarily engaged in the distribution of natural gas to residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, regulated interstate natural gas transportation and storage and regulated intrastate natural gas transportation. Our utility operations are regulated by three state regulatory commissions. Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” or “Piedmont” means consolidated Piedmont Natural Gas Company, Inc. and its subsidiaries. For further information on regulatory matters, see Note 2 to the consolidated financial statements.

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

Segment Reporting

Our segments are based on the components of the Company that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the executive management team comprised of senior level management. Our segments are identified based on products and services, regulatory environments and our current corporate organization and business decision-making activities. We evaluate the performance of the regulated utility segment based on margin, operations and maintenance (O&M) expenses and operating income. We evaluate the performance of the non-utility activities segment based on earnings from the ventures.

We have two reportable business segments, regulated utility and non-utility activities. The regulated utility segment is the gas distribution business, where we include the operations of merchandising and its related service work and home warranty programs, with activities conducted by the utility. Operations of our non-utility activities segment are comprised of our equity method investments in joint ventures that are held by our wholly owned subsidiaries. See Note 14 to the consolidated financial statements for further discussion of segments.

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

Regulatory assets and liabilities in the Consolidated Balance Sheets as of October 31, 2013 and 2012 are as follows.

In thousands	2013	2012

Regulatory Assets:
Unamortized debt expense	$15,423	$13,583
Amounts due from customers	66,321	81,626
Environmental costs	9,416	10,202
Deferred operations and maintenance expenses	6,376	7,050
Deferred pipeline integrity expenses	19,449	13,691
Deferred pension and other retirement benefits costs	20,736	20,139
Amounts not yet recognized as a component of pension and other retirement benefit costs	80,604	123,290
Regulatory cost of removal asset	22,974	21,129
Robeson LNG development costs	1,808	-
Other	3,199	2,394

Total	$246,306	$293,104

Regulatory Liabilities:
Regulatory cost of removal obligations	$493,111	$464,334
Amounts due to customers	-	28
Deferred income taxes	48,647	25,330
Amounts not yet recognized as a component of pension and other retirement costs	139	-

Total	$541,897	$489,692

As of October 31, 2013, we had regulatory assets totaling $.4 million on which we do not earn a return during the recovery period. The original amortization period for these assets is 15 years and the $.4 million will be fully amortized by 2018. We have $1.9 million related to unrealized mark-to-market amounts on which we do not earn a return until they are recorded in interest-bearing amounts due to/from customer accounts when realized and $80.6 million of regulatory postretirement assets, $23 million of asset retirement obligations (AROs) and $7.9 million of estimated environmental costs on which we do not earn a return. Included in deferred pension and other retirement costs are amounts related to pension funding for our Tennessee jurisdiction. The recovery of these amounts is authorized by the Tennessee Regulatory Authority (TRA) on a deferred cash basis.

Utility Plant and Depreciation

Utility plant is stated at original cost, including direct labor and materials, contractor costs, allocable overhead charges, such as engineering, supervision, corporate office salaries and expenses, and pensions and insurance, and an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our state regulators. We apply the group method of accounting, where the costs of homogeneous assets are aggregated and depreciated by applying a rate based on the average expected useful life of the assets. Major expenditures that last longer than a year and improve or lengthen the expected useful life of the overall property from original expectations that are recoverable in regulatory rate base are capitalized while expenditures not meeting these criteria are expensed as incurred. The costs of property retired or otherwise disposed of are removed from utility plant and charged to accumulated depreciation for recovery or refund through future rates. On certain assets, like land, that are nondepreciable, we record a gain or loss upon the disposal of the property that is recorded in “Non-operating income” in “Other Income (Expense)” in the Consolidated Statements of Comprehensive Income.

The classification of total utility plant, net, for the years ended October 31, 2013 and 2012 is presented below.

In thousands	2013	2012

Intangible plant	$3,374	$3,374
Other storage plant	171,349	118,277
Transmission plant	1,403,829	866,000
Distribution plant	2,505,160	2,422,988
General plant	335,847	329,867
Asset retirement cost	7,565	10,819
Contributions in aid of construction	(5,187)	(5,147)

Total utility plant in service	4,421,937	3,746,178
Less accumulated depreciation	(1,088,331)	(1,036,814)

Total utility plant in service, net	3,333,606	2,709,364
Construction work in progress	297,717	388,979
Plant held for future use	3,155	6,743

Total utility plant, net	$3,634,478	$3,105,086

Contributions in aid of construction represent nonrefundable donations or contributions received from third-parties for partial or full reimbursement for construction expenditures for utility plant in service.

AFUDC represents the estimated costs of funds from both debt and equity sources used to finance the construction of major projects and is capitalized for ratemaking purposes when the completed projects are placed in service. The portion of AFUDC attributable to borrowed funds is shown as a reduction of “Utility Interest Charges” in the Consolidated Statements of Comprehensive Income. Any portion of AFUDC attributable to equity funds would be included in “Other Income (Expense)” in the Consolidated Statements of Comprehensive Income. For the three years ended October 31, 2013, 2012 and 2011, all of our AFUDC was attributable to borrowed funds.

AFUDC for the years ended October 31, 2013, 2012 and 2011 is presented below.

In thousands	2013	2012	2011

AFUDC	$30,975	$25,211	$8,619

In accordance with utility accounting practice, we classified real estate and development costs associated with a liquefied natural gas (LNG) peak storage facility in the eastern part of North Carolina as “Plant held for future use” in the Consolidated Balance Sheets, due to construction being suspended in March 2009. As of 2012, approximately $3.2 million of the “Plant held for future use” related to land costs and approximately $3.5 million related to non-real estate costs. In May 2013, we filed a general rate application with the North Carolina Utilities Commission (NCUC) requesting rate recovery of the non-real estate costs. Under the settlement of the 2013 North Carolina general rate proceeding approved by the NCUC in December 2013, we agreed to the amortization and collection of $1.2 million of non-real estate costs to be amortized over 38 months beginning January 1, 2014. We recorded $1.2 million as a regulatory asset along with $.5 million of costs that we allocated to South Carolina operations. We recorded cumulative amortization of $1.8 million of non-real estate costs in fiscal year 2013 that is included in the Consolidated Statements of Comprehensive Income in “Other Income (Expense)” in “Non-operating expense.” For further information on the 2013 general rate proceeding settlement of these costs, see Note 2 to the consolidated financial statements.

We compute depreciation expense using the straight-line method over periods ranging from 4 to 88 years. The composite weighted-average depreciation rates were 2.77% for 2013, 2.94% for 2012 and 3.19% for 2011.

Depreciation rates for utility plant are approved by our regulatory commissions. In North Carolina, we are required to conduct a depreciation study every five years and file the results with the regulatory commission. No such five-year requirement exists in South Carolina or Tennessee; however, we periodically propose revised rates in those states based on depreciation studies. Our last system-wide depreciation study based on fiscal year 2009 data was completed in 2011 and filed with the appropriate regulatory commission in all jurisdictions. New depreciation rates were approved effective November 1, 2011 for South Carolina and March 1, 2012 for Tennessee. The new depreciation rates become effective January 1, 2014 in North Carolina under the settlement of the 2013 general rate proceeding.

As authorized by our regulatory commissions, the estimated costs of removal on certain regulated properties are collected through depreciation expense through rates with a corresponding credit to accumulated depreciation. Our approved depreciation rates are comprised of two components, one based on average service life and one based on cost of removal for certain regulated properties. Therefore, through depreciation expense, we collect and record estimated non-legal costs of removal on any depreciable asset that includes cost of removal in its depreciation rate. Because the estimated removal costs are a non-legal obligation, we account for them as a regulatory liability and present the accumulated removal costs in “Regulatory Liabilities” in “Rate-Regulated Basis of Accounting” in this Note 1. For further discussion of this regulatory liability, see “Asset Retirement Obligations” in this Note 1.

Cash and Cash Equivalents

We consider instruments purchased with an original maturity at date of purchase of three months or less to be cash equivalents, particularly affecting the Consolidated Statements of Cash Flows. We have no restrictions on our cash balances that would impact the payment of dividends as of October 31, 2013 and 2012.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consist of natural gas sales and transportation services, merchandise sales and service work. We bill customers monthly with payment due within 30 days. We maintain an allowance for doubtful accounts, which we adjust periodically, based on the aging of receivables and our historical and projected charge-off activity. Our estimate of recoverability could differ from actual experience based on customer credit issues, the level of natural gas prices and general economic conditions. We write off our customers’ accounts when they are deemed to be uncollectible. Pursuant to orders issued by the NCUC, the Public Service Commission of South Carolina (PSCSC) and the TRA, we are authorized to recover all uncollected gas costs through the purchased gas adjustment (PGA). As a result, only the portion of accounts written off relating to the non-gas costs, or margin, is included in base rates and, accordingly, only this portion is included in the provision for uncollectibles expense. Non-regulated merchandise and service work receivables due beyond one year are included in “Other noncurrent assets” in “Noncurrent Assets” in the Consolidated Balance Sheets.

We are exposed to credit risk when we enter into contracts with third parties to buy and sell natural gas. We also enter into short-term contracts with third parties to manage some of our supply and capacity assets for the purpose of maximizing their value. Our policy requires counterparties to have an investment-grade credit rating at the time of the contract. In situations where counterparties do not have investment grade or functionally equivalent credit ratings, our policy requires credit enhancements that include letters of credit or parental guaranties. In either circumstance, the policy specifies limits on the contract amount and duration based on the counterparty’s credit rating and/or credit support. In order to minimize our exposure, we continually re-evaluate third-party credit worthiness and market conditions and modify our requirements accordingly.

Our principal business activity is the distribution of natural gas. We believe that we have provided an adequate allowance for any receivables which may not be ultimately collected. As of October 31, 2013 and 2012, our trade accounts receivable consisted of the following.

In thousands	2013	2012

Gas receivables	$78,540	$55,956
Non-regulated merchandise and service work receivables	2,274	2,323
Allowance for doubtful accounts	(1,604)	(1,579)

Trade accounts receivable	$79,210	$56,700

A reconciliation of the changes in the allowance for doubtful accounts for the years ended October 31, 2013, 2012 and 2011 is presented below.

In thousands	2013	2012	2011

Balance at beginning of year	$1,579	$1,347	$929
Additions charged to uncollectibles expense	5,314	4,584	4,842
Accounts written off, net of recoveries	(5,289)	(4,352)	(4,424)

Balance at end of year	$1,604	$1,579	$1,347

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

We enter into service contracts, or asset management arrangements (AMAs), with counterparties to efficiently manage portions of our gas supply, transportation capacity and storage capacity to serve our customers. These AMAs are structured in compliance with Federal Energy Regulatory Commission (FERC) Order 712. Generally, under an AMA, we receive a fixed monthly payment which is set at inception of the arrangement, and in return, we assign the gas supply, transportation capacity, storage capacity and/or storage inventory to the asset manager for the term of the agreement. The inventory is assigned at no cost, and the same quantities are required to be returned at the expiration of the agreements. One agreement allows us to call on inventory during the summer months to satisfy operational requirements, if needed. The inventory that is assigned to the asset manager is available for use by our customers during the winter heating season, November through March. We account for these amounts on the Consolidated Balance Sheets as a current asset in the inventories section as “Gas in storage.” From the period of April through October, the inventory that is not available for use by our customers is reclassified on the Consolidated Balance Sheets as a current asset in “Prepayments,” and the inventory that is available for use by our customers remains in “Gas in storage.”

At October 31, 2013 and 2012, such counterparties held natural gas storage assets as recorded in “Prepayments,” with a value of $31.5 million and $26.7 million, respectively, through such asset management relationships. Under the terms of the agreements, we receive asset management fees, which are recorded as secondary market transactions and shared between our utility customers and our shareholders. The AMAs expire at various times through March 31, 2014. For further information on the revenue sharing of secondary market transactions, see Note 2 to the consolidated financial statements.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or exit date. We utilize market data or assumptions that market participants would use in valuing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for fair value measurements and endeavor to utilize the best available information. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of our financial assets and liabilities are subject to potentially significant volatility based on changes in market prices, the portfolio valuation of our contracts, as well as the maturity and settlement of those contracts, and subsequent newly originated transactions, each of which directly affects the estimated fair value of our financial instruments. We are able to classify fair value balances based on the observance of those inputs at the lowest level that is significant to the fair value measurement, in its entirety, in the following fair value hierarchy levels as set forth in the fair value guidance.

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

Level 2 inputs are inputs other than quoted prices in active markets included in Level 1 and are either directly or indirectly corroborated or observable as of the reporting date, generally using valuation methodologies. These methodologies are primarily industry-standard methodologies that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. We obtain market price data from multiple sources in order to value some of our Level 2 transactions and this data is representative of transactions that occurred in the marketplace. Our Level 2 items include non-exchange-traded derivative instruments, such as some qualified pension plan assets held in hedge fund of funds, commodities fund of funds, common trust funds, collateralized mortgage obligations, swaps, futures, currency forwards, corporate bonds and government and agency obligations that are valued at the closing price reported in the active market for similar assets in which the individual securities are traded or based on yields currently available on comparable securities of issuers with similar credit ratings or based on the most recent available financial information for the respective funds and securities. For some qualified pension plan assets, the determination of Level 2 assets was completed through a process of reviewing each individual security while consulting research and other metrics provided by investment managers, including a pricing matrix detailing the pricing source and security type, annual audited financial statements and a review of valuation policies and procedures used by the investment managers as well as our investment advisor.

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

Our annual goodwill impairment assessment was performed as of October 31, 2013, and we determined that there was no impairment to the carrying value of our goodwill. No impairment has been recognized during the years ended October 31, 2013, 2012 and 2011. The fair value of our regulated utility reporting unit substantially exceeds the carrying value, including goodwill.

We review our equity method investments and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. There were no events or circumstances during the years ended October 31, 2013, 2012 and 2011 that resulted in any impairment charges. For further information on equity method investments, see Note 12 to the consolidated financial statements.

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

The money market investments in the trusts approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on quoted market prices as traded on the exchanges. The composition of these securities as of October 31, 2013 and 2012 is as follows.

In thousands	2013		2012
	Cost	Fair Value	Cost	Fair Value
Current trading securities:
Money markets	$-	$-	$-	$-
Mutual funds	134	199	134	157

Total current trading securities	134	199	134	157

Noncurrent trading securities:
Money markets	380	380	243	243
Mutual funds	1,995	2,615	1,668	1,888

Total noncurrent trading securities	2,375	2,995	1,911	2,131

Total trading securities	$2,509	$3,194	$2,045	$2,288

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

Should we reacquire long-term debt prior to its term date and simultaneously issue new debt, we defer the gain or loss resulting from the transaction, essentially the remaining unamortized debt expense, and amortize it over the life of the new debt in accordance with established regulatory practice. Where the refunding of the debt is not simultaneous, we defer the gain or loss resulting from the reacquisition of the debt and amortize it over the remaining life of the redeemed debt in accordance with established regulatory practice. For income tax purposes, any gain or loss would be recognized as incurred.

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

Asset Retirement Obligations

The accounting guidance for AROs addresses the financial accounting and reporting for AROs associated with the retirement of long-lived assets that result from the acquisition, construction, development and operation of the assets. The accounting guidance requires the recognition of the fair value of a liability for AROs in the period in which the liability is incurred if a reasonable estimate of fair value can be made. We have determined that conditional AROs exist for our underground mains and services.

We have costs of removal that are non-legal obligations as defined by the accounting guidance. The costs of removal are a component of our depreciation rates in accordance with long-standing regulatory treatment. Because these estimated removal costs meet the requirements of rate-regulated accounting guidance, we have accounted for these non-legal AROs in “Regulatory Liabilities” as presented in “Rate-Regulated Basis of Accounting” in this Note 1. In the rate setting process, the liability for non-legal costs of removal is treated as a reduction to the net rate base upon which the regulated utility has the opportunity to earn its allowed rate of return. For further discussion of these costs of removal as a component of depreciation, see “Utility Plant and Depreciation” in this Note 1.

We apply the accounting guidance for conditional AROs that requires recognition of a liability for the fair value of conditional AROs when incurred if the liability can be reasonably estimated. The NCUC, the PSCSC and the TRA have approved placing these ARO costs in deferred accounts to preserve the regulatory treatment of these costs; therefore, accretion is not reflected in the Consolidated Statements of Comprehensive Income as the regulatory treatment provides for deferral of the accretion as a regulatory asset with a corresponding deferral of the accretion recorded as a regulatory liability. AROs are capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the regulatory liability. In periods subsequent to the initial measurement, any changes in the liability resulting from the passage of time (accretion) or due to the revisions of either timing or the amount of the originally estimated cash flows to settle conditional AROs must be recognized. The estimated cash flows to settle conditional AROs are discounted using the credit adjusted risk-free rate, which ranged from 4.61% to 5.87% with a weighted average of 5.73% for the twelve months ended October 31, 2013. The estimate was calculated using a time value weighted average credit adjusted risk-free rate. We have recorded a liability on our distribution and transmission mains and services.

The cost of removal obligations recorded in the Consolidated Balance Sheets as of October 31, 2013 and 2012 are presented below.

In thousands	2013	2012
Regulatory non-legal AROs	$493,111	$464,334
Conditional AROs	27,016	28,629

Total cost of removal obligations	$520,127	$492,963

A reconciliation of the changes in conditional AROs for the year ended October 31, 2013 and 2012 is presented below.

In thousands	2013	2012

Beginning of period	$28,629	$27,395
Liabilities incurred during the period	2,052	1,705
Liabilities settled during the period	(2,389)	(2,038)
Accretion	1,641	1,570
Adjustment to estimated cash flows	(2,917)	(3)

End of period	$27,016	$28,629

Revenue Recognition

We record revenues when services are provided to our distribution service customers. Utility sales and transportation revenues are based on rates approved by state regulatory commissions. Base rates charged to jurisdictional customers may not be changed without approval by the regulatory commission in that jurisdiction; however, the wholesale cost of gas component of rates may be adjusted periodically under PGA provisions. In North Carolina, a margin decoupling mechanism provides for the recovery of our approved margin from residential and commercial customers on an annual basis independent of consumption patterns. The margin decoupling mechanism provides for semi-annual rate adjustments to refund any over-collection of margin or to recover any under-collection of margin. In South Carolina, a rate stabilization adjustment (RSA) tariff mechanism achieves the objectives of margin decoupling for residential and commercial customers with a one year lag. Under the RSA tariff mechanism, we reset our rates in South Carolina based on updated costs and revenues on an annual basis. In South Carolina and Tennessee, a weather normalization adjustment (WNA) is calculated for residential and commercial customers during the winter heating season November through March. Effective March 1, 2012, the WNA mechanism in Tennessee was expanded to include the additional months of April and October in the winter heating season. The WNA mechanisms are designed to partially offset the impact that warmer-than-normal or colder-than-normal weather has on customer billings during the winter heating season. The WNA formulas do not ensure full recovery of approved margin during periods when customer consumption patterns vary from those used to establish the WNA factors. In all states, the gas cost portion of our costs is recoverable through PGA procedures and is not affected by the margin decoupling mechanism or the WNA mechanisms.

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

Utility sales, transportation and secondary market revenues are reported net of excise taxes, sales taxes and franchise fees. For further information regarding taxes, see “Taxes” in this Note 1.

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

Cost of Gas and Deferred Purchased Gas Adjustments

We charge our utility customers for natural gas consumed using natural gas cost recovery mechanisms as set by the regulatory commissions in states in which we operate. Rate schedules for utility sales and transportation customers include PGA provisions that provide for the recovery of prudently incurred gas costs. With regulatory commission approval, we revise rates periodically without formal rate proceedings to reflect changes in the wholesale cost of gas. We charge our secondary market customers for natural gas based on negotiated contract terms. Under PGA provisions, charges to cost of gas are based on the amount recoverable under approved rate schedules. Within our cost of gas, we include amounts for lost and unaccounted for gas and adjustments to reflect the gains and losses associated with gas price hedging derivatives. By jurisdiction, differences between gas costs incurred and gas costs billed to customers are deferred and included in “Amounts due from customers” in “Regulatory Assets” or “Amounts due to customers” in “Regulatory Liabilities” as presented in “Rate-Regulated Basis of Accounting” in this Note 1. We review gas costs and deferral activity periodically (including deferrals under the margin decoupling and WNA mechanisms) and, with regulatory commission approval, increase rates to collect under-recoveries or decrease rates to refund over-recoveries over a subsequent period.

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

Recently Issued Accounting Guidance

In December 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance to improve disclosures and make information more comparable to International Financial Reporting Standards regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires an entity to disclose information about offsetting and related arrangements in tabular format to enable users of financial statements to understand the effect of those arrangements on the entity’s financial position. The new disclosure requirements are effective for annual periods beginning after January 1, 2013 and interim periods within those periods, and require retrospective application in all periods presented. We will adopt this offsetting disclosure guidance for the first quarter of our fiscal year ending October 31, 2014. The adoption of this disclosure guidance will have no impact on our financial position, results of operations or cash flows.

In November 2012, the FASB finalized the presentation disclosures on items reclassified from accumulated other comprehensive income (OCI). We adopted this disclosure guidance for the second quarter of our fiscal year ending October 31, 2013. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued accounting guidance on presenting an unrecognized tax benefit when net operating loss (NOL) carryforwards exist. The guidance was issued in an effort to eliminate diversity in practice resulting from a lack of guidance on this topic in current US GAAP. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances outlined in the update. The amendments in the update are effective for annual periods, and interim periods within those periods, beginning after December 15, 2013, with early adoption permitted. The adoption of this disclosure guidance will have no impact on our financial position, results of operations or cash flows.

Reclassifications and Changes in Presentation

Reclassifications have been made to certain prior year financial statements to conform with the current year presentation. We have changed our 2012 presentation of regulatory assets and liabilities on the Consolidated Balance Sheets where regulatory assets and liabilities were presented in various line items to the 2013 presentation of a more cohesive presentation of the regulatory balances in single “Regulatory assets” and “Regulatory liabilities” line items. The corresponding line items within “Cash Flows from Operating Activities” in the Consolidated Statements of Cash Flows were also changed to reflect this balance sheet presentation; the reclassifications had no effect on previously reported amounts for net cash flows from operating, investing or financing activities. The changes in presentation had no effect on total assets or liabilities reported in the Consolidated Balance Sheets, or on any subtotals within the Consolidated Balance Sheets, or on previously reported operating income, net income, comprehensive income, earnings per share (EPS) or stockholders’ equity.

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

The NCUC had allowed EasternNC to defer its O&M expenses during the first eight years of operation or until the first rate case order, whichever occurred first, with a maximum deferral of $15 million. The deferred amounts accrued interest at a rate of 8.69% per annum. In December 2003, the NCUC confirmed that these deferred expenses should be treated as a regulatory asset for future recovery from customers to the extent they are deemed prudent and proper. As a part of the 2005 general rate case proceeding, deferral ceased on October 31, 2005, and the balance in the deferred account as of June 30, 2005 of $7.9 million, including accrued interest, is being amortized over 15 years beginning November 1, 2005. Under the settlement of the 2008 general rate proceeding, the unamortized balance of the EasternNC deferred O&M expenses was $9 million at October 31, 2008. This balance is accruing interest at a rate of 7.84% per annum and is being amortized over a twelve year period. As of October 31, 2013 and 2012, we had unamortized balances of $6.4 million and $7 million, respectively.

Under the settlement of the 2013 general rate proceeding discussed below, the unamortized balance of the EasternNC deferred O&M expenses was $6.3 million as of December 31, 2013. This balance will accrue interest at a rate of 6.55% per annum and will be amortized over an 82-month period beginning January 1, 2014.

We incur certain pipeline integrity management costs in compliance with the Pipeline Safety Improvement Act of 1992 and regulations of the United States Department of Transportation. The NCUC approved deferral treatment of the O&M costs applicable to all incremental external expenditures beginning November 1, 2004. Under the settlement of the 2008 general rate proceeding, the pipeline integrity management costs incurred between July 1, 2005 and June 30, 2008 of $4.6 million were fully amortized over a three-year period beginning November 1, 2008. The approved balance for recovery of actual pipeline integrity management O&M costs incurred between July 1, 2008 through August 31, 2013 as established in the settlement of the 2013 general rate proceeding discussed below was $17.3 million to be amortized over a five-year period beginning January 1, 2014. As of October 31, 2013, we have recorded a regulatory asset for deferred pipeline integrity expenses of $19.4 million. The existing regulatory asset treatment for ongoing pipeline integrity management costs continues until another recovery mechanism is established in a future rate proceeding.

Based on the approval of the settlement of the 2013 NCUC general rate proceeding discussed below, future capital expenditures that are incurred to comply with federal pipeline safety and integrity requirements will be separately tracked and recovered on an annual basis through an integrity management rider (IMR). The settlement also would approve recovery of $6.3 million of deferred North Carolina environmental costs over a five-year period beginning January 2014.

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

In November 2013, the NCUC approved our accounting of gas costs for the twelve months ended May 31, 2013. We were deemed prudent on our gas purchasing policies and practices during this review period and allowed 100% recovery.

Our gas cost hedging plan for North Carolina is designed to provide a level of protection against significant price increases, targets a percentage range of 22.5% to 45% of annual normalized sales volumes for North Carolina and operates using historical pricing indices that are tied to future projected gas prices as traded on a national exchange. Unlike South Carolina as discussed below, recovery of costs associated with the North Carolina hedging plan is not pre-approved by the NCUC, and the costs are treated as gas costs subject to the annual gas cost prudence review. Any gain or loss recognition under the hedging program is a reduction in or an addition to gas costs, respectively, which, along with any hedging expenses, are flowed through to North Carolina customers in rates. The gas cost review orders issued January 2011, January 2012, November 2012 and November 2013 found our hedging activities during the review periods to be reasonable and prudent.

In October 2012, we filed a petition with the NCUC seeking authority to transfer the total balance of $6.7 million of capital costs held in “Plant held for future use” in “Utility Plant” in the Consolidated Balance Sheets to a deferred regulatory asset account, effective November 1, 2012. This balance in “Plant held for future use” was comprised of real estate and non-real estate costs and related to the development of a LNG facility in Robeson County, North Carolina, construction of which was suspended by Piedmont in March 2009. In April 2013, we withdrew the petition, citing our intent to address the matter in a general rate application. The appropriate treatment of the Robeson County LNG costs was addressed in the general rate settlement discussed below.

In May 2013, we filed a general rate application with the NCUC requesting an increase in rates and charges to produce overall increased annual revenues of $79.8 million, or 9.3% above the current annual revenues. In October, we reached a settlement with the NCUC Public Staff and intervening parties, in which the parties agreed to the following:

•

Adjusted rates and charges to provide incremental annual total revenues of $30.7 million, including $16.8 million related to gas utility margin and $13.8 million related to increased fixed gas costs, and annual pre-tax income of $24.2 million after taking into account revised depreciation rates and changes to regulatory asset amortizations.

•	An overall rate base of $1.8 billion, an equity capital structure component of 50.7% and a return on common equity of 10%.
•

A new IMR designed to separately track and recover the costs associated with capital expenditures that are made to comply with federal pipeline safety and integrity requirements outside of a general rate case. IMR filings will occur annually in November to capture costs closed to plant through October with revised rates effective in February, which will provide revised rates in 2014.

•

Lower depreciation rates that provide increased annual pre-tax income of $10.9 million. These new lower rates reflect the most recent study conducted in 2009, as discussed in Note 1 to the consolidated financial statements.

•	Amortization and collection of $1.2 million of certain non-real estate costs associated with the initial development of the Robeson County LNG facility as discussed above.
•

Amortization and collection of certain environmental expenses and pipeline safety and integrity compliance expenses through August 31, 2013 that had been deferred since our last general rate case in 2008.

•	Provision for ongoing increased annual contributions to fund pipeline safety and integrity research.
•	Future adjustments to rates to recognize the lower state corporate income taxes from North Carolina legislation for fiscal years beginning November 1, 2014 and November 1, 2015.

With the approval on December 17, 2013 by the NCUC of the settlement discussed above, the new rates will become effective January 1, 2014. The increase in annual total revenues of $30.7 million represents a 3.58% increase in total revenues, or .7% annual increase per year since the last general rate proceeding in 2008.

South Carolina

We currently operate under the Natural Gas Rate Stabilization Act of 2005 in South Carolina. If a utility elects to operate under this act, the annual cost and revenue filing will provide that the utility’s rate of return on equity will remain within a 50-basis point band above or below the last approved allowed rate of return on equity.

In June 2011, we filed with the PSCSC a quarterly monitoring report for the twelve months ended March 31, 2011 and a cost and revenue study as permitted by the RSA requesting a change in rates from those approved by the PSCSC in the October 2010 order. In October 2011, the PSCSC issued an order approving a settlement between the Office of Regulatory Staff (ORS) and us that resulted in a $3.1 million annual decrease in margin based on a return on equity of 11.3% and a decrease of $1.9 million in depreciation rates for South Carolina utility plant in service, effective November 1, 2011.

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

In June 2013, we filed with the PSCSC a quarterly monitoring report for the twelve months ended March 31, 2013 and a cost and revenue study as permitted by the RSA requesting a change in rates from those approved by the PSCSC in the October 2012 order. In October 2013, the PSCSC issued an order approving a settlement agreement between the ORS and us that resulted in a $.1 million annual decrease in margin based on a return on equity of 11.3%, effective November 1, 2013. The PSCSC also approved the recovery of $.2 million of our deferred South Carolina environmental costs over a one-year period beginning November 2013.

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

In August 2013, the PSCSC approved our PGAs and found our gas purchasing policies to be prudent for the twelve months ended March 31, 2013.

Tennessee

In February 2010, we filed a petition with the TRA to adjust the applicable rate for the collection of the Nashville franchise fee from certain customers. The proposed rate adjustment was calculated to recover the net $2.9 million of under-collected Nashville franchise fee payments as of May 31, 2009. In April 2010, the TRA passed a motion approving a new Nashville franchise fee rate designed to recover only the net under-collections that have accrued since June 1, 2005, which would have denied recovery of $1.5 million. In October 2011, the TRA issued an order denying us the recovery of $1.5 million of franchise fees consistent with its April 2010 motion, and we recorded $1.5 million in “Operating Expenses” as “Operations and maintenance” in the Consolidated Statements of Comprehensive Income. In November 2011, we filed for reconsideration, which was granted that month. In February 2012, a hearing on this matter was held before the TRA. In May 2012, the TRA approved the recovery of an additional $.5 million in under-collected Nashville franchise fees covering years 2002 through May 2005, which we recorded as a reduction in O&M expenses. The written order was issued by the TRA in June 2012.

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

In August 2012, we filed an annual report with the TRA reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2012 under the TIP. In February 2013, the TRA approved the TIP account balances. The TRA issued its written order approving our TIP account balances in March 2013.

In September 2012, we filed an annual report for the twelve months ended June 30, 2012 with the TRA that reflected the transactions in the deferred gas cost account for the ACA mechanism. In February 2013, the TRA approved the deferred gas cost account balances. The TRA issued its written order approving the deferred gas cost balances in March 2013.

In August 2013, we filed an annual report with the TRA reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2013 under the TIP. We are waiting on a ruling from the TRA at this time.

In August 2013, we filed an ACA petition with the TRA to authorize us to make an adjustment to the deferred gas cost account reporting for prior periods in the amount of a $3.7 million under collection. We are waiting on a ruling from the TRA at this time. We intend to file our ACA annual report for the twelve months ended June 30, 2013 upon resolution of this petition.

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

In August 2013, we filed a petition with the TRA seeking authority to implement an IMR to recover the costs of our capital investments that are made in compliance with federal and state safety and integrity management laws or regulations. We proposed that the rider be effective October 1, 2013 with an initial adjustment on January 1, 2014 of $13.1 million in annual margin revenue from tariff customers based on capital expenditures incurred through October 2013 and for rates to be updated annually outside of general rate cases for the return of and on these capital investments. In September 2013, the TRA issued an order suspending this proposed tariff through December 30, 2013. On November 27, 2013, we filed with the TRA a settlement with the Tennessee Attorney General’s Consumer Advocate Division agreeing to the IMR. A hearing on this matter was held December 18, 2013, and the TRA approved the IMR settlement as filed.

All States

Due to the seasonal nature of our business, we contract with customers in the secondary market to sell supply and capacity assets when market conditions permit. In North Carolina and South Carolina, we operate under sharing mechanisms approved by the NCUC and the PSCSC for secondary market transactions where 75% of the net margins are flowed through to jurisdictional customers in rates and 25% is retained by us. In Tennessee, we operate under the amended TIP where gas purchase benchmarking gains and losses are combined with secondary market transaction gains and losses and shared 75% by customers and 25% by us. Our share of net gains or losses in Tennessee is subject to an overall annual cap of $1.6 million. In all three jurisdictions for the twelve months ended October 31, 2013, we generated $35.9 million of margin from secondary market activity, $26.9 million of which is allocated to customers as gas cost reductions and $9 million as margin allocated to us. In all three jurisdictions for the twelve months ended October 31, 2012, we generated $38.7 million of margin from secondary market activity, $29 million of which is allocated to customers as gas cost reductions and $9.7 million as margin allocated to us. In all three jurisdictions for the twelve months ended October 31, 2011, we generated $56.1 million of margin from secondary market activity, $42.1 million of which is allocated to customers as gas cost reductions and $14 million as margin allocated to us.

We currently have commission approval in all three states that place tighter credit requirements on the retail natural gas marketers that schedule gas for transportation service on our system in order to mitigate the risk exposure to the financial condition of the marketers.

3. Earnings Per Share

We compute basic EPS using the weighted average number of shares of common stock outstanding during each period. Shares of common stock to be issued under approved incentive compensation plans and forward sale agreements are contingently issuable shares, as determined by applying the treasury stock method, and are included in our calculation of fully diluted EPS.

A reconciliation of basic and diluted EPS for the years ended October 31, 2013, 2012 and 2011 is presented below.

In thousands except per share amounts	2013	2012	2011

Net Income	$134,417	$119,847	$113,568

Average shares of common stock outstanding for basic earnings per share	74,884	71,977	72,056
Contingently issuable shares under incentive compensation plans	289	301	210
Contingently issuable shares under forward sale agreements	160	-	-

Average shares of dilutive stock	75,333	72,278	72,266

Earnings Per Share of Common Stock:
Basic	$1.80	$1.67	$1.58
Diluted	$1.78	$1.66	$1.57

4. Long-Term Debt

Our long-term debt consists of privately placed senior notes issued under note purchase agreements, as well as publicly issued medium-term and senior notes issued under an indenture. All of our long-term debt is unsecured and is issued at fixed rates. Long-term debt as of October 31, 2013 and 2012 is as follows.

In thousands	2013	2012

Senior Notes:
2.92%, due June 6, 2016	$40,000	$40,000
8.51%, due September 30, 2017	35,000	35,000
4.24%, due June 6, 2021	160,000	160,000
3.47%, due July 16, 2027	100,000	100,000
3.57%, due July 16, 2027	200,000	200,000
4.65%, due August 1, 2043	300,000	-
Medium-Term Notes:
5.00%, due December 19, 2013	100,000	100,000
6.87%, due October 6, 2023	45,000	45,000
8.45%, due September 19, 2024	40,000	40,000
7.40%, due October 3, 2025	55,000	55,000
7.50%, due October 9, 2026	40,000	40,000
7.95%, due September 14, 2029	60,000	60,000
6.00%, due December 19, 2033	100,000	100,000

Total	1,275,000	975,000
Less current maturities	100,000	-
Less discount on issuance of notes	143	-

Total	$1,174,857	$975,000

Current maturities for the next five years ending October 31 and thereafter are as follows.

In thousands

2014	$100,000
2015	-
2016	40,000
2017	35,000
2018	-
Thereafter	1,100,000

Total	$1,275,000

On July 16, 2012, we issued $100 million of senior notes with an interest rate of 3.47%. On October 15, 2012, we issued $200 million of senior notes with an interest rate of 3.57%. Both issuances mature on July 16, 2027. These proceeds were used for general corporate purposes, including the repayment of short-term debt incurred in part for the funding of capital expenditures.

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

On August 1, 2013, we issued $300 million of thirty-year, unsecured senior notes with an interest rate of 4.65% and at a discount of .048% or $144,000, which we began to amortize ratably over the expected life of the notes, under the registration statement noted above. We have the option to redeem all or part of the notes before the stated maturity prior to February 1, 2043, at a redemption price equal to the greater of a) 100% of the principal amount plus any accrued and unpaid interest to the date of redemption, or b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the date of redemption on a semi-annual basis at the Treasury Rate as defined in the indenture, plus 15 basis points and any accrued and unpaid interest to the date of redemption. We have the option to redeem all or part of the notes before the stated maturity on or after February 1, 2043, at 100% of the principal amount plus any accrued and unpaid interest to the date of redemption. We used the net proceeds of $297.2 million from this issuance to finance capital expenditures, to repay $100 million of our 5% medium-term notes due December 19, 2013 at maturity, to repay outstanding short-term, unsecured notes under our commercial paper (CP) program and for general corporate purposes.

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”), except out of net earnings available for restricted payments. As of October 31, 2013, our retained earnings were not restricted as the amount available for restricted payments was greater than our actual retained earnings as presented below.

In thousands

Amount available for restricted payments	$760,870
Retained earnings	627,236

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross default provisions in all of our debt agreements. As of October 31, 2013, we are in compliance with all default provisions.

The default provisions of some or all of our senior debt include:

•	Failure to make principal or interest payments,
•	Bankruptcy, liquidation or insolvency,
•	Final judgment against us in excess of $1 million that after 60 days is not discharged, satisfied or stayed pending appeal,
•	Specified events under the Employee Retirement Income Security Act of 1974,
•	Change in control, and
•	Failure to observe or perform covenants, including:

•	Interest coverage of at least 1.75 times. Interest coverage was 4.6 times as of October 31, 2013;

•	Funded debt cannot exceed 70% of total capitalization. Funded debt was 59% of total capitalization as of October 31, 2013;
•	Funded debt of all subsidiaries in the aggregate cannot exceed 15% of total capitalization. There is no funded debt of our subsidiaries as of October 31, 2013;
•	Restrictions on permitted liens;
•	Restrictions on paying dividends, on or repurchasing our stock or making investments in subsidiaries; and
•	Restrictions on burdensome agreements.

5. Short-Term Debt Instruments

We have a $650 million five-year revolving syndicated credit facility that expires on October 1, 2017. The facility has an option to request an expansion of up to $850 million. On November 1, 2013, we entered into an agreement with the lenders under the facility which increased our borrowing capacity to $850 million. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount. The facility provides a line of credit for letters of credit of $10 million, of which $2.1 million and $3.6 million were issued and outstanding at October 31, 2013 and 2012, respectively. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day London Interbank Offered Rate (LIBOR) plus from 75 to 125 basis points, based on our credit ratings. Amounts borrowed are continuously renewable until the expiration of the facility in 2017 provided that we are in compliance with all terms of the agreement. See Note 4 to the consolidated financial statements for discussion of default provisions, including cross default provisions, in all of our debt agreements.

We have a $650 million unsecured CP program that is backstopped by the revolving syndicated credit facility. In conjunction with the exercise of the option in November 2013, the amounts outstanding under the revolving syndicated credit facility and the CP program, either individually or in the aggregate, have been increased to, but cannot exceed, $850 million. The notes issued under the CP program may have maturities not to exceed 397 days from the date of issuance and bear interest based on, among other things, the size and maturity date of the note, the frequency of the issuance and our credit ratings, plus a spread of 5 basis points. Any borrowings under the CP program rank equally with our other unsubordinated and unsecured debt. The notes under the CP program are not registered and are offered and issued pursuant to an exemption from registration. Due to the seasonal nature of our business, amounts borrowed can vary significantly during the year.

As of October 31, 2013, we have $400 million of notes outstanding under the CP program, as included in “Short-term debt” in “Current Liabilities” in the Consolidated Balance Sheets, with original maturities ranging from 1 to 37 days from their dates of issuance at a weighted average interest rate of .36%. As of October 31, 2012, our outstanding notes under the CP program, included in the Consolidated Balance Sheets as stated above, were $365 million at a weighted average interest rate of .42%.

A summary of the short-term debt activity for the twelve months ended October 31, 2013 is as follows.

Short-Term Debt Activity

	Credit	Commercial	Total
In thousands	Facility	Paper	Borrowings

Minimum amount outstanding (1)	$-	$220,000	$220,000
Maximum amount outstanding (1)	$10,000	$555,000	$555,000
Minimum interest rate (2)	1.12%	.23%	.23%
Maximum interest rate	1.12%	.45%	1.12%
Weighted average interest rate	1.12%	.32%	.32%

(1) During December 2012, we were borrowing under both the credit facility and CP program for a portion of the month.
(2) This is the minimum rate when we were borrowing under the credit facility and/or CP program.

Our five-year revolving syndicated credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 59% at October 31, 2013.

6. Stockholders’ Equity

Capital Stock

Changes in common stock for the years ended October 31, 2013, 2012 and 2011 are as follows.

In thousands	Shares	Amount

Balance, October 31, 2010	72,282	$445,640
Issued to participants in the Employee Stock Purchase Plan (ESPP)	30	870
Issued to the Dividend Reinvestment and Stock Purchase Plan (DRIP)	657	18,834
Issued to participants in the Incentive Compensation Plan (ICP)	149	4,451
Shares repurchased under Accelerated Share Repurchase (ASR) agreement	(800)	(23,004)

Balance, October 31, 2011	72,318	446,791
Issued to ESPP	30	894
Issued to DRIP	677	20,508
Issued to ICP	25	796
Shares repurchased under ASR agreement	(800)	(26,528)

Balance, October 31, 2012	72,250	442,461
Issued to ESPP	33	1,056
Issued to DRIP	720	22,791
Issued to ICP	96	3,065
Issuance of common stock through public share offering, net of underwriting fees	3,000	92,640
Costs from issuance of common stock	-	(369)

Balance, October 31, 2013	76,099	$561,644

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

•

Forward shares – 1 million shares were borrowed by a forward counterparty and sold to the underwriters for resale to the public on February 4, 2013. Under this initial forward sale agreement (FSA) that we executed with the forward counterparty on January 29, 2013, we agreed to sell 1 million shares to the forward counterparty at the same price as the direct shares to be settled no later than mid December 2013. Under the terms of this FSA, at our election, we may physically settle in shares, cash or net share settle for all or a portion of our obligation under the agreement.

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

On December 16, 2013, we physically settled the FSAs by issuing 1.6 million shares of our common stock to the forward counterparty and received net proceeds of $47.3 million based on the net settlement price of $30.88 per share, the original offering price, less certain adjustments. Upon settlement, we used the net proceeds from these FSA transactions to finance capital expenditures, repay outstanding short-term, unsecured notes under our CP program and for general corporate purposes.

In accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, we have classified the FSAs as equity transactions because the forward sale transactions are indexed to our own stock and physical settlement is within our control. As a result of this classification, no amounts were recorded in the consolidated financial statements until settlement of each FSA.

Upon physical settlement of the FSAs, delivery of our shares resulted in dilution to our EPS at the date of the settlement. In quarters prior to the settlement date, any dilutive effect of the FSAs on our EPS occurred during periods when the average market price per share of our common stock was above the per share adjusted forward sale price described above. See Note 3 to the consolidated financial statements for the dilutive effect of the FSAs on our EPS at October 31, 2013 with the inclusion of incremental shares in our average shares of dilutive stock as calculated under the treasury stock method.

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

As part of the ASR, we simultaneously entered into a forward sale contract with the investment bank that was expected to mature in 52 trading days, or March 21, 2012. Under the terms of the forward sale contract, the investment bank was required to purchase, in the open market, 800,000 shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, were required to either pay cash or issue shares of our common stock to the investment bank if the investment bank’s weighted average purchase price, less a $.09 per share discount, was higher than the January 4, 2012 closing price. The investment bank was required to pay us either cash or shares of our common stock, at our option, if the investment bank’s weighted average price, less a $.09 per share discount, for the shares purchased was lower than the initial purchase closing price. At settlement on February 28, 2012, we received $.5 million from the investment bank and recorded this amount in “Stockholders’ equity” as an addition to “Common stock” in the Consolidated Balance Sheets. The $.5 million was the difference between the investment bank’s weighted average purchase price of $33.25 per share less a discount of $.09 per share for a settlement price of $33.16 per share and the initial purchase closing price of $33.77 per share multiplied by 800,000 shares. We had an ASR transaction in 2011 as presented in the table above with a similar structure with the investment bank, which were accounted for in the same manner.

As of October 31, 2013, our shares of common stock were reserved for issuance as follows.

In thousands

ESPP	210
DRIP	1,538
ICP	1,050

Total	2,798

Other Comprehensive Income (Loss)

OCIL is a part of our accumulated OCIL and is comprised of hedging activities from our equity method investments. For further information on these hedging activities by our equity method investments, see Note 12 to the consolidated financial statements. Changes in each component of accumulated OCIL are presented below for the years ended October 31, 2013 and 2012.

Changes in Accumulated OCIL (1)
In thousands

Balance, October 31, 2011	$(452)

OCIL before reclassifications, net of tax	(826)
Amounts reclassified from accumulated OCIL, net of tax	973

Total current period activity, net of tax	147

Balance, October 31, 2012	(305)

OCIL before reclassifications, net of tax	(109)
Amounts reclassified from accumulated OCIL, net of tax	130

Total current period activity, net of tax	21

Balance, October 31, 2013	$(284)

(1) Amounts in parentheses indicate debits to accumulated OCIL.

A reconciliation of the effect on certain line items of net income on amounts reclassified out of each component of accumulated OCIL is presented below for the years ended October 31, 2013 and 2012.

	Reclassifications Out of
	Accumulated OCIL (1)
	Years Ended
	October 31,		Affected Line Items on Statement of
In thousands	2013	2012	Comprehensive Income
Hedging activities of equity method investments	$(215)	$(1,594)	Income from equity method investments
Income tax expense	85	621	Income taxes

Total reclassification for the period, net of tax	$(130)	$(973)

(1) Amounts in parentheses indicate credits to accumulated OCIL.

7. Financial Instruments and Related Fair Value

Derivative Assets and Liabilities under Master Netting Arrangements

We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts of our derivative instruments. We use long position gas purchase options to provide some level of protection for our customers in the event of significant commodity price increases. As of October 31, 2013 and 2012, we had long gas purchase options providing total coverage of 25.4 million dekatherms and 35.8 million dekatherms, respectively. The long gas purchase options held at October 31, 2013 are for the period from December 2013 through October 2014.

Fair Value Measurements

We use financial instruments that are not designated as hedges for accounting purposes to mitigate commodity price risk for our customers. We also have marketable securities that are held in rabbi trusts established for certain of our deferred compensation plans. In developing our fair value measurements of these financial instruments, we utilize market data or assumptions about risk and the risks inherent in the inputs to the valuation technique. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. We classify fair value balances based on the observance of those inputs into the fair value hierarchy levels as set forth in the fair value accounting guidance and fully described in “Fair Value Measurements” in Note 1 to the consolidated financial statements.

The following table sets forth, by level of the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2013 and 2012. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the years ended October 31, 2013 and 2012.

Recurring Fair Value Measurements as of October 31, 2013

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value

Assets:
Derivatives held for distribution operations	$1,834	$-	$-	$1,834
Debt and equity securities held as trading securities:
Money markets	380	-	-	380
Mutual funds	2,814	-	-	2,814

Total fair value assets	$5,028	$-	$-	$5,028

Recurring Fair Value Measurements as of October 31, 2012

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value

Assets:
Derivatives held for distribution operations	$3,153	$-	$-	$3,153
Debt and equity securities held as trading securities:
Money markets	243	-	-	243
Mutual funds	2,045	-	-	2,045

Total fair value assets	$5,441	$-	$-	$5,441

Our utility segment derivative instruments are used in accordance with programs filed with or approved by the NCUC, the PSCSC and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our PGA procedures. In accordance with accounting provisions for rate-regulated activities, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due from customers” or “Amounts due to customers” in Note 1 to the consolidated financial statements. These derivative instruments are exchange-traded derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1.

Trading securities include assets in rabbi trusts established for our deferred compensation plans and are included in “Marketable securities, at fair value” in “Noncurrent Assets” in the Consolidated Balance Sheets. Securities classified within Level 1 include funds held in money market and mutual funds which are highly liquid and are actively traded on the exchanges.

Our long-term debt is recorded at unamortized cost. In developing the fair value of our long-term debt, we use a discounted cash flow technique, consistently applied, that incorporates a developed discount rate using long-term debt similarly rated by credit rating agencies combined with the U.S. Treasury benchmark with consideration given to maturities, redemption terms and credit ratings similar to our debt issuances. The carrying amount and fair value of our long-term debt, including the current portion, which is classified within Level 2, are shown below.

	Carrying
In thousands	Amount	Fair Value

As of October 31, 2013	$1,275,000	$1,409,892
As of October 31, 2012	975,000	1,163,227

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

The following table presents the fair value and balance sheet classification of our financial options for natural gas as of October 31, 2013 and 2012.

Fair Value of Derivative Instruments

In thousands	2013	2012

Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:

Asset Financial Instruments:
Current Assets - Gas purchase derivative assets (December 2013 - October 2014)	$1,834

Current Assets - Gas purchase derivative assets (December 2012 - October 2013)		$3,153

We purchase natural gas for our regulated operations for resale under tariffs approved by state regulatory commissions. We recover the cost of gas purchased for regulated operations through PGA procedures. Our risk management policies allow us to use financial instruments to hedge commodity price risks, but not for speculative trading. The strategy and objective of our hedging programs is to use these financial instruments to provide some level of protection against significant price increases. Accordingly, the operation of the hedging programs on the regulated utility segment as a result of the use of these financial derivatives is initially deferred as amounts due to/from customers included as “Regulatory Assets” or “Regulatory Liabilities” in Note 1 to the consolidated financial statements and recognized in the Consolidated Statements of Comprehensive Income as a component of “Cost of Gas” when the related costs are recovered through our rates.

The following table presents the impact that financial instruments not designated as hedging instruments under derivative accounting standards would have had on the Consolidated Statements of Comprehensive Income for the twelve months ended October 31, 2013 and 2012, absent the regulatory treatment under our approved PGA procedures.

					Location of Loss
	Amount of Loss Recognized		Amount of Loss Deferred		Recognized through
In thousands	on Derivative Instruments		Under PGA Procedures		PGA Procedures

	Twelve Months Ended		Twelve Months Ended
	October 31		October 31
	2013	2012	2013	2012
Gas purchase options	$6,303	$8	$6,303	$8	Cost of Gas

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

We enter into contracts with third parties to buy and sell natural gas. A significant portion of these transactions are with, or are associated with, energy producers, utility companies, off-system municipalities and natural gas marketers. The amount included in “Trade accounts receivable” in “Current Assets” in the Consolidated Balance Sheets attributable to these entities amounted to $13.4 million, or approximately 17% of our gross trade accounts receivable at October 31, 2013. Our policy requires counterparties to have an investment-grade credit rating at the time of the contract, or in situations where counterparties do not have investment grade or functionally equivalent credit ratings, our policy requires credit enhancements that include letters of credit or parental guaranties. In either circumstance, the policy specifies limits on the contract amount and duration based on the counterparty’s credit rating and/or credit support. In order to minimize our exposure, we continually re-evaluate third-party creditworthiness and market conditions and modify our requirements accordingly.

We also enter into contracts with third parties to manage some of our supply and capacity assets for the purpose of maximizing their value. These arrangements include a counterparty credit evaluation according to our policy described above prior to contract execution and typically have durations of one year or less. In the event that a party is unable to perform under these arrangements, we have exposure to satisfy our underlying supply or demand contractual obligations that were incurred while under the management of this third party. We believe, based on our credit policies as of October 31, 2013, that our financial position, results of operations and cash flows will not be materially affected as a result of nonperformance by any single counterparty.

Natural gas distribution operating revenues and related trade accounts receivable are generated from state-regulated utility natural gas sales and transportation to over one million residential, commercial and industrial customers, including power generation and municipal customers, located in North Carolina, South Carolina and Tennessee. A change in economic conditions may affect the ability of customers to meet their obligations. We have mitigated our exposure to the risk of non-payment of utility bills by our customers. Gas costs related to uncollectible accounts are recovered through PGA procedures in all jurisdictions. To manage the non-gas cost customer credit risk, we evaluate credit quality and payment history and may require cash deposits from our high risk customers that do not satisfy our predetermined credit standards until a satisfactory payment history has been established. Significant increases in the price of natural gas and colder-than-normal weather can slow our collection efforts as customers experience increased difficulty in paying their gas bills, leading to higher than normal trade accounts receivable; however, we believe that our provision for possible losses on uncollectible trade accounts receivable is adequate for our credit loss exposure.

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

Operating lease payments for the years ended October 31, 2013, 2012 and 2011 are as follows.

In thousands	2013	2012	2011

Operating lease payments (1)	$4,729	$3,712	$4,496

(1)	Operating lease payments do not include payments for common area maintenance, utilities or tax payments.

Future minimum lease obligations for the next five years ending October 31 and thereafter are as follows.

In thousands

2014	$4,543
2015	4,592
2016	4,491
2017	4,297
2018	4,225
Thereafter	31,496

Total	$53,644

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

Certain storage and pipeline capacity contracts require the payment of demand charges that are based on rates approved by the FERC in order to maintain our right to access the natural gas storage or the pipeline capacity on a firm basis during the contract term. The demand charges that are incurred in each period are recognized in the Consolidated Statements of Comprehensive Income as part of gas purchases and included in “Cost of Gas.”

As of October 31, 2013, future unconditional purchase obligations for the next five years ending October 31 and thereafter are as follows.

	Pipeline and		Telecommunications
	Storage		and Information
In thousands	Capacity	Gas Supply	Technology	Other	Total

2014	$170,430	$6,356	$11,045	$24,951	$212,782
2015	157,407	-	4,676	-	162,083
2016	150,544	-	760	-	151,304
2017	145,494	-	-	-	145,494
2018	142,983	-	-	-	142,983
Thereafter	781,549	-	-	-	781,549

Total	$1,548,407	$6,356	$16,481	$24,951	$1,596,195

Legal

We have only routine litigation in the normal course of business. We do not expect any of these routine litigation matters to have a material effect on our financial position, results of operations or cash flows.

Letters of Credit

We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $2.1 million in letters of credit that were issued and outstanding at October 31, 2013. Additional information concerning letters of credit is included in Note 5 to the consolidated financial statements.

Environmental Matters

Our three regulatory commissions have authorized us to utilize deferral accounting in connection with environmental costs. Accordingly, we have established regulatory assets for actual environmental costs incurred and for estimated environmental liabilities recorded.

In 1997, we entered into a settlement with a third-party with respect to nine manufactured gas plant (MGP) sites that we have owned, leased or operated that released us from any investigation and remediation liability. Although no such claims are pending or, to our knowledge, threatened, the settlement did not cover any third-party claims for personal injury, death, property damage and diminution of property value or natural resources.

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

There are four other MGP sites located in Reidsville and Hickory, North Carolina, Nashville, Tennessee and Anderson, South Carolina that we have owned, leased or operated and for which we have an investigation and remediation liability. In fiscal year 2012, we performed soil remediation work at our Reidsville site. In July 2012, the North Carolina Department of Environment and Natural Resources (NCDENR) approved our proposed groundwater investigation work plan, which included installing five monitoring wells in September 2012. The NCDENR is no longer requiring the groundwater remedial action plan. We filed land use restrictions on the property with the NCDENR in the fourth quarter of our fiscal year 2013. Upon NCDENR’s completed review, we will file land use restrictions with the Register of Deeds for Reidsville, North Carolina. We have incurred $.6 million of remediation costs at the Reidsville site through October 31, 2013.

As part of a voluntary agreement with the NCDENR, we conducted and completed soil remediation for the Hickory, North Carolina MGP site in 2010. A Phase II groundwater investigation was conducted in 2011. A groundwater remedial action plan was submitted and approved by NCDENR in 2012. We continue to conduct quarterly groundwater monitoring at this site in accordance with our site remediation plan. NCDENR has approved land use restrictions on this site. Once we obtain the property owner’s signature, we will then file land use restrictions with the Register of Deeds for Hickory, North Carolina. We have incurred $1.5 million of remediation costs at this site through October 31, 2013.

In November 2008, we submitted our final report of the remediation of the Nashville MGP holding tank site to the Tennessee Department of Environment and Conservation (TDEC). Remediation has been completed, and a final consent order imposing land usage restrictions on the property was approved and signed by the TDEC in June 2010. The final consent order required two years of semi-annual groundwater monitoring, which has been completed. We have incurred $1.5 million of remediation costs at this site through October 31, 2013.

During 2008, we became aware of and began investigating soil and groundwater molecular sieve contamination concerns at our Huntersville LNG facility. The molecular sieve and the related contaminated soil were removed and properly disposed, and in June 2010, we received a determination letter from the NCDENR that no further soil remediation would be required at the site for this issue. In September 2011, we received a letter from the NCDENR indicating their desire to enter into an Administrative Consent Order (ACO) addressing the remaining groundwater issues at the site. On April 11, 2012, we entered into a no admit/no deny ACO that imposed a fine of $40,000, unpaid annual fees totaling $18,000 and investigative and administrative costs of $1,860. As part of the ACO, we are required to develop a site assessment plan to determine the extent of the groundwater contamination related to the sieve burial, a groundwater remediation strategy and a groundwater and surface water site-wide monitoring program. A site assessment plan was accepted by the NCDENR, and we began groundwater sampling in July 2012. We performed an initial round of sampling in November and December 2012 which was inconclusive as to migration, and thus additional groundwater monitoring wells were installed during March 2013 to aid in determining the extent of the groundwater contamination. The groundwater sampling results were submitted to the NCDENR in October 2013, and based on their response, we may be required to submit additional plan(s) to remediate and/or monitor the groundwater.

The Huntersville LNG facility was originally coated with lead-based paint. To avoid lead-based paint exposure or ground contamination, removal of lead-based paint from the site was initiated in spring 2010. The last phase of the lead-based paint removal began in July 2012 on the LNG tank, and the remediation of rafters in a nearby building began in the fourth quarter of our fiscal year 2013 with completion anticipated for both projects by the end of fiscal 2014. We have incurred $4.6 million of remediation costs through October 31, 2013 for all issues at the Huntersville LNG plant site.

Our Nashville LNG facility was also originally coated with lead-based paint. We completed the remediation of the facility in May 2012 and incurred $.5 million of remediation costs.

We have transitioned away from owning and maintaining our own petroleum underground storage tanks (USTs) with the exception of our Charlotte, North Carolina resource center which continues to operate two USTs. During 2011, our Greenville, South Carolina and Greensboro and Salisbury, North Carolina resource centers had their tanks removed, and we do not anticipate significant environmental remediation with respect to those removals. The South Carolina Department of Health and Environmental Control (SCDHEC) requested that we conduct an initial groundwater assessment at our Greenville, South Carolina site to determine its current groundwater quality condition. This assessment was conducted in August 2012, and in November 2012, we received a determination letter from the SCDHEC that no further groundwater remediation would be required at the site for this issue.

In July 2005, we were notified by the NCDENR that we were named as a potentially responsible party for alleged environmental issues associated with a propane UST site in Clemmons, North Carolina. We owned and operated this site from March 1986 until June 1988 in connection with a non-utility venture. There have been at least four owners of the site. We contend that we contractually transferred any and all clean-up costs to the new owner of the site when we sold this venture in June 1988. However, the owners that purchased the property contend that we only transferred the clean-up costs associated with the gasoline pumps and not the USTs. It is unclear of the outcome of this case and how many of the former owners may ultimately be responsible for this site. Based on the uncertainty of the ultimate liability, we established an immaterial non-regulated environmental liability for one-fourth of the estimated cost to remediate the site.

One of our resource centers has coatings containing asbestos on some of their pipelines. We have educated our employees on the hazards of asbestos and implemented procedures for removing these coatings from our pipelines when we must excavate and expose portions of the pipeline, which generally occur only in small increments.

For all the matters discussed above, as of October 31, 2013, our estimated undiscounted environmental liability totaled $1.3 million, and consisted of $1.1 million for the MGP sites for which we retain remediation responsibility, $.1 million for the groundwater remediation at the Huntersville LNG site, and $.1 million for the LNG facilities and USTs not yet remediated. The costs we reasonably expect to incur are estimated using assumptions based on actual costs incurred, the timing of future payments and inflation factors, among others.

As of October 31, 2013, our regulatory assets for unamortized environmental costs in our three-state territory totaled $9.4 million. We received approval from the TRA to recover $2 million of our deferred Tennessee environmental costs over an eight-year period beginning March 2012, pursuant to the 2012 general rate case proceeding in Tennessee. We will seek recovery of the remaining Tennessee balance in future rate proceedings. The approval by the NCUC in December 2013 of the settlement of the general rate proceeding approves recovery of $6.3 million of our deferred North Carolina environmental costs over a five-year period beginning January 2014. We received approval from the PSCSC to recover $.2 million of our deferred South Carolina environmental costs over a one-year period beginning November 2013, pursuant to the annual rate stabilization order dated October 2013. For further information on regulatory matters, see Note 2 to the consolidated financial statements.

Further evaluation of the MGP, LNG and UST sites and removal of lead-based paint at our LNG site could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

9. Employee Benefit Plans

Under accounting guidance, we are required to recognize all obligations related to defined benefit pension and other postretirement employee benefits (OPEB) plans and quantify the plans’ funded status as an asset or liability on the Consolidated Balance Sheets. In accordance with accounting guidance, we measure the plans’ assets and obligations that determine our funded status as of the end of our fiscal year, October 31. We are required to recognize as a component of OCI the changes in the funded status that occurred during the year that are not recognized as part of net periodic benefit cost; however, in 2006, we obtained regulatory treatment from the NCUC, the PSCSC and the TRA to record the amount that would have been recorded in accumulated OCI as a regulatory asset or liability as the future recovery of pension and OPEB costs is probable. To date, our regulators have allowed future recovery of our pension and OPEB costs. For the impact of this regulatory treatment, see the following table of actuarial plan information that specifies the amounts not yet recognized as a component of cost and recognized as a regulatory asset or liability. Our plans’ assets are required to be accounted for at fair value.

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

Employees hired or rehired after December 31, 2007 cannot participate in the qualified pension plan but are participants in the Money Purchase Pension (MPP) plan, a defined contribution pension plan that allows the employee to direct the investments and assume the risk of investment returns. A defined contribution plan specifies the amount of the employer’s annual contribution to individual participant accounts established for the retirement benefit. Eligible employees who have completed 30 days of continuous service and have attained age 18 are eligible to participate. Under the MPP plan, we annually deposit a percentage of each participant’s pay into an account of the MPP plan. This contribution equals 4% of the participant’s compensation plus an additional 4% of compensation above the social security wage base up to the Internal Revenue Service (IRS) compensation limit. The participant is vested in this plan after three years of service. During the year ended October 31, 2013, we contributed $.7 million to the MPP plan.

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

We have a non-qualified defined contribution restoration plan (DCR plan) for all officers at the vice president level and above where benefits payable under the plan are informally funded annually through a rabbi trust with a bank as the trustee. We contribute 13% of the total cash compensation (base salary, short-term incentive and MVP incentive) that exceeds the IRS compensation limit to the DCR plan account of each covered executive. Participants may not contribute to the DCR plan. Vesting under the DCR plan is five-year cliff vesting, including service prior to adoption of the plan on January 1, 2009, of annual company contributions, and prospective five-year cliff vesting for the one-time opening balances of four Vice Presidents to compensate them for the loss of future benefits under this DCR plan as compared with a terminated SERP. Participants in the DCR plan may provide instructions to us for the deemed investment of their plan accounts. Distribution will occur upon separation of service or death of the participant.

We have a voluntary deferred compensation plan for the benefit of all director-level employees and officers, where we make no contributions to this plan. Benefits under this plan, known as the Voluntary Deferral Plan, are also informally funded monthly through a rabbi trust with a bank as the trustee. Participants may defer up to 50% of base salary with elections made by December 31 prior to the upcoming calendar year, and up to 95% of annual incentive pay with elections made by April 30. Vesting is immediate and deferrals are held in the rabbi trust. Participants may provide instructions to us for the deemed investment of their plan accounts. Distributions can be made from the Voluntary Deferral Plan on a specified date that is at least two years from the date of deferral, on separation of service or upon death.

The funding to the DCR plan accounts for the years ended October 31, 2013 and 2012, and the amounts recorded as liabilities for these deferred compensation plans as of October 31, 2013 and 2012 are presented below.

In thousands	2013	2012

Funding	$434	$422
Liability:
Current	199	160
Noncurrent	3,328	2,412

We provide term life insurance policies for certain officers at the vice president level and above who were former participants in a terminated SERP; the level of the insurance benefit is dependent upon the level of the benefit provided under the terminated SERP. These life insurance policies are owned exclusively by each officer. Premiums on these policies are paid and expensed. We also provide a term life insurance benefit equal to $200,000 to all officers and director-level employees for which we bear the cost of the policies. The cost of these premiums is presented below.

In thousands	2013	2012	2011

Term life policies of certain officers at the vice president level and above	$27	$43	$56
Officers and director-level employees	28	25	24

Actuarial Plan Information

A reconciliation of changes in the plans’ benefit obligations and fair value of assets for the years ended October 31, 2013 and 2012, and a statement of the funded status and the amounts reflected in the Consolidated Balance Sheets for the years ended October 31, 2013 and 2012 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2013	2012	2013	2012	2013	2012

Accumulated benefit obligation at year end	$230,175	$245,361	$4,736	$5,569	N/A	N/A

Change in projected benefit obligation:
Obligation at beginning of year	$293,327	$236,632	$5,569	$5,219	$34,830	$31,900
Service cost	12,005	9,573	-	39	1,327	1,387
Interest cost	9,946	10,640	157	203	1,130	1,347
Actuarial (gain) loss	(24,859)	54,852	(540)	629	(1,094)	2,630
Participant contributions	-	-	-	-	641	788
Administrative expenses	(534)	(420)	-	-	-	-
Benefit payments	(17,482)	(17,950)	(450)	(521)	(3,156)	(3,222)

Obligation at end of year	272,403	293,327	4,736	5,569	33,678	34,830

Change in fair value of plan assets:
Fair value at beginning of year	272,337	259,511	-	-	23,663	22,045
Actual return on plan assets	26,340	31,196	-	-	2,848	1,972
Employer contributions	20,000	-	450	521	1,965	2,080
Participant contributions	-	-	-	-	641	788
Administrative expenses	(534)	(420)	-	-	-	-
Benefit payments	(17,482)	(17,950)	(450)	(521)	(3,156)	(3,222)

Fair value at end of year	300,661	272,337	-	-	25,961	23,663

Funded status at year end - (under) over	$28,258	$(20,990)	$(4,736)	$(5,569)	$(7,717)	$(11,167)

Noncurrent assets	$28,258	$-	$-	$-	$-	$-
Current liabilities	-	-	(445)	(502)	-	-
Noncurrent liabilities	-	(20,990)	(4,291)	(5,067)	(7,717)	(11,167)

Net amount recognized	$28,258	$(20,990)	$(4,736)	$(5,569)	$(7,717)	$(11,167)

Amounts Not Yet Recognized as a Component of Cost and Recognized in a Deferred
Regulatory Account:
Unrecognized transition obligation	$-	$-	$-	$-	$-	$(667)
Unrecognized prior service (cost) credit	17,243	19,441	(196)	(277)	-	-
Unrecognized actuarial loss	(96,338)	(137,633)	(820)	(1,521)	(354)	(2,633)

Regulatory asset	(79,095)	(118,192)	(1,016)	(1,798)	(354)	(3,300)
Cumulative employer contributions in excess of cost	107,353	97,202	(3,720)	(3,771)	(7,363)	(7,867)

Net amount recognized	$28,258	$(20,990)	$(4,736)	$(5,569)	$(7,717)	$(11,167)

In 2006 with the implementation of accounting guidance for employers’ accounting for defined benefit pension and other postretirement plans, the NCUC, the PSCSC and the TRA approved our request to place certain defined benefit postretirement obligations in a deferred regulatory account instead of OCIL as presented above. The regulators have allowed future recovery of our pension and OPEB costs to this date.

Net periodic benefit cost for the years ended October 31, 2013, 2012 and 2011 includes the following components.

	Qualified Pension			Nonqualified Pension			Other Benefits
In thousands	2013	2012	2011	2013	2012	2011	2013	2012	2011

Service cost	$12,005	$9,573	$8,508	$-	$39	$45	$1,327	$1,387	$1,398
Interest cost	9,946	10,640	11,024	157	203	209	1,130	1,347	1,495
Expected return on plan assets	(21,105)	(20,289)	(20,608)	-	-	-	(1,663)	(1,551)	(1,534)
Amortization of transition obligation	-	-	-	-	-	-	667	667	667
Amortization of prior service cost (credit)	(2,198)	(2,198)	(2,198)	81	81	20	-	-	-
Amortization of net loss	11,202	5,966	3,547	161	49	41	-	-	-

Net periodic benefit cost	9,850	3,692	273	399	372	315	1,461	1,850	2,026

Other changes in plan assets and benefit obligation recognized through regulatory asset or liability:
Prior service cost	-	-	-	-	-	290	-	-	-
Net loss (gain)	(30,094)	43,945	17,539	(540)	629	130	(2,278)	2,209	415
Amounts recognized as a component of net periodic benefit cost:
Transition obligation	-	-	-	-	-	-	(667)	(667)	(667)
Amortization of net loss	(11,202)	(5,966)	(3,547)	(161)	(49)	(41)	-	-	-
Prior service (cost) credit	2,198	2,198	2,198	(81)	(81)	(20)	-	-	-

Total recognized in regulatory asset (liability)	(39,098)	40,177	16,190	(782)	499	359	(2,945)	1,542	(252)

Total recognized in net periodic benefit cost and regulatory asset (liability)	$(29,248)	$43,869	$16,463	$(383)	$871	$674	$(1,484)	$3,392	$1,774

The 2014 estimated amortization of the following items for our plans, which are recorded as a regulatory asset or liability instead of accumulated OCIL discussed above, are as follows.

In thousands	Qualified Pension	Nonqualified Pension	Other Benefits

Amortization of unrecognized prior service cost (credit)	$(2,198)	$81	$-
Amortization of unrecognized actuarial loss	7,138	47	-

The discount rate has been separately determined for each plan by projecting the plan’s cash flows and developing a zero-coupon spot rate yield curve using non-arbitrage pricing and non-callable bonds rated AA or better by either Moody’s Investors Service’s or Standard & Poor’s Ratings Services that have a yield higher than the regression mean yield curve. The discount rate can vary from plan year to plan year. As of October 31, 2013, the benchmark by plan was as follows.

Pension plan	4.55%
NCNG SERP	3.89%
Directors’ SERP	4.09%
Piedmont SERP	3.31%
OPEB	4.44%

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

The weighted average assumptions used in the measurement of the benefit obligation as of October 31, 2013 and 2012 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
	2013	2012	2013	2012	2013	2012

Discount rate	4.55%	3.51%	3.98%	2.95%	4.44%	3.34%
Rate of compensation increase	3.72%	3.76%	N/A	N/A	N/A	N/A

The weighted average assumptions used to determine the net periodic benefit cost as of October 31, 2013, 2012 and 2011 are presented below.

	Qualified Pension			Nonqualified Pension
	2013	2012	2011	2013	2012	2011

Discount rate	3.51%	4.67%	5.47%	2.95%	4.10%	4.37%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	3.76%	3.78%	3.87%	N/A	N/A	N/A

	Other Benefits
	2013	2012	2011
Discount rate	3.34%	4.36%	4.85%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

We anticipate that we will contribute the following amounts to our plans in 2014.

In thousands

Qualified pension plan *	$20,000
Nonqualified pension plans	444
MPP plan	885
OPEB plan	1,500

* Funded in November 2013.

The Pension Protection Act of 2006 (PPA) specified funding requirements for single employer defined benefit pension plans. The PPA established a 100% funding target for plan years beginning after December 31, 2007, and we are in compliance.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the next ten years ending October 31 as follows.

	Qualified	Nonqualified	Other
In thousands	Pension	Pension	Benefits

2014	$25,918	$444	$2,140
2015	16,918	458	2,262
2016	15,169	434	2,322
2017	16,154	410	2,417
2018	18,672	383	2,507
2019 - 2023	106,226	1,890	13,640

The assumed health care cost trend rates used in measuring the accumulated OPEB obligation for the medical plans for all participants as of October 31, 2013 and 2012 are presented below.

	2013	2012

Health care cost trend rate assumed for next year	7.40%	7.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027

The health care cost trend rate assumptions could have a significant effect on the amounts reported. A change of 1% would have the following effects.

In thousands	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost for the year ended October 31, 2013	$21	$(27)
Effect on the health care cost component of the accumulated postretirement benefit obligation as of October 31, 2013	690	(699)

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

Large cap growth and global REIT (and for 2012, international value) – These are Level 1 assets valued at the quoted NAV of mutual fund shares in managed equity funds.

Common trust funds – International growth and international value – These are Level 2 assets held in common trust funds in which we own interests that are valued at the NAV of the funds as traded on international exchanges. Currently there are no restrictions on redemptions for the funds.

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

Private equity fund of funds – This is a Level 3 asset invested in hedge fund of funds valued based on a quarterly compilation of the financial statements from the underlying partnerships in which the fund invests. There are currently redemption restrictions for this fund. The target allocation for this investment is 5% but is still being funded through capital calls; $7.4 million of the original $12 million subscription remains unfunded. Until a 5% allocation can be achieved, the balance of the 5% allocation is invested in a low-cost equity index fund that tracks the S&P 500 Index. Our investment is in various funds that invests in North American companies; allocate capital to private equity funds; invest in venture capital partnerships; and private equity partnerships in emerging markets.

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

	Redemption		Redemptions Notice
Investment	Frequency	Other Redemption Restrictions	Period

Common trust fund - International growth	Monthly	None	30 days

Common trust fund - International value	Daily	None	5 days

Hedge fund of funds	Quarterly

Redeemed in whole or part but not less than the minimum redemption amount for each currency. Redemption within one year of purchase is subject to 1.5% redemption fee. Redeemed on “first in first out” basis. None of our investment is subject to the redemption fee. Fund’s Board of Directors may limit or suspend share redemptions until a further notification ending suspension. No such notification has been received as of October 31, 2013.

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

The qualified pension plan’s asset allocations by level within the fair value hierarchy at October 31, 2013 and 2012 are presented below. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and their consideration within the fair value hierarchy levels. For further information on a description of the fair value hierarchy, see “Fair Value Measurements” in Note 1 to the consolidated financial statements.

	Qualified Pension Plan as of October 31, 2013
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying	% of
In thousands	(Level 1)	(Level 2)	(Level 3)	Value	Total

Cash and cash equivalents	$5,566	$156	$-	$5,722	2%

Fixed Income Securities:					38%

U.S. treasuries	-	24,078	-	24,078	8%
Long duration bonds	-	34,041	-	34,041	11%
Corporate bonds	-	42,701	-	42,701	14%
High yield bonds	14,680	-	-	14,680	5%
Collateralized mortgage obligations	-	1,098	-	1,098	-%
Municipals	-	-	-	-	-%
Derivatives	6	(17)	-	(11)	-%

Equity Securities:					43%

Large cap core index	12,023	-	-	12,023	4%
Large cap value	16,908	-	-	16,908	6%
Large cap growth	17,823	-	-	17,823	6%
Small cap value	30,831	-	-	30,831	10%
Common trust fund - International value	-	24,460	-	24,460	8%
Common trust fund - International growth	-	27,270	-	27,270	9%

Real Estate:					5%

Global REIT	15,042	-	-	15,042	5%

Other Investments:					12%

Hedge fund of funds	-	18,571	-	18,571	6%
Private equity fund of funds	-	-	4,659	4,659	2%
Commodities fund of funds	-	10,765	-	10,765	4%

Total assets at fair value	$112,879	$183,123	$4,659	$300,661	100%

Percent of fair value hierarchy	37%	61%	2%	100%

	Qualified Pension Plan as of October 31, 2012
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying	% of
In thousands	(Level 1)	(Level 2)	(Level 3)	Value	Total

Cash and cash equivalents	$5,346	$-	$-	$5,346	2%

Fixed Income Securities:					45%

U.S. treasuries	-	17,544	-	17,544	6%
Long duration bonds	-	63,565	-	63,565	23%
Corporate bonds	-	26,368	-	26,368	10%
High yield bonds	13,777	-	-	13,777	5%
Collateralized mortgage obligations	-	1,513	-	1,513	1%
Municipals	-	345	-	345	-%
Derivatives	(3)	(86)	-	(89)	-%

Equity Securities:					36%

Large cap core index	10,260	-	-	10,260	4%
Large cap value	10,427	-	-	10,427	4%
Large cap growth	15,252	-	-	15,252	6%
Small cap value	26,335	-	-	26,335	10%
International value	14,376	-	-	14,376	5%
Common trust fund - International growth	-	18,678	-	18,678	7%

Real Estate:					6%

Global REIT	16,252	-	-	16,252	6%

Other Investments:					11%

Hedge fund of funds	-	16,995	-	16,995	6%
Private equity fund of funds	-	-	3,522	3,522	1%
Commodities fund of funds	-	11,871	-	11,871	4%

Total assets at fair value	$112,022	$156,793	$3,522	$272,337	100%

Percent of fair value hierarchy	41%	58%	1%	100%

In 2012, we transferred amounts from Level 3 to Level 2 for our investments in the hedge fund of funds and the commodities fund of funds because inputs became more observable. The international value fund that was classified as a Level 1 asset as of October 31, 2012 was sold, and the proceeds were invested in the common trust fund – international value during fiscal year 2013. The following is a reconciliation of the assets in the qualified pension plan that are classified as Level 3 in the fair value hierarchy.

	Hedge Fund	Private Equity Fund	Commodities
In thousands	of Funds	of Funds	Fund of Funds	Total

Balance, October 31, 2011	$6,207	$1,925	$8,472	$16,604
Actual return on plan assets:
Relating to assets still held at the reporting date	-	13	-	13
Relating to assets sold during the period	-	145	-	145
Purchases, sales and settlements (net)	-	1,439	-	1,439
Transfer in/out of Level 3	(6,207)	-	(8,472)	(14,679)

Balance, October 31, 2012	-	3,522	-	3,522
Actual return on plan assets:
Relating to assets still held at the reporting date	-	116	-	116
Relating to assets sold during the period	-	61	-	61
Purchases, sales and settlements (net)	-	960	-	960
Transfer in/out of Level 3	-	-	-	-

Balance, October 31, 2013	$-	$4,659	$-	$4,659

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

Corporate bonds/Other fixed income securities – These are Level 1 assets valued at the quoted NAV of mutual fund investments that are primarily invested in investment grade securities that mature within ten years. The OPEB plan maintains a 5% target allocation to a high yield bond fund.

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

The OPEB plan’s asset allocations by level within the fair value hierarchy at October 31, 2013 and 2012 are presented below. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For further information on a description of the fair value hierarchy, see “Fair Value Measurements” in Note 1 to the consolidated financial statements.

	Other Benefits as of October 31, 2013
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying	% of
In thousands	(Level 1)	(Level 2)	(Level 3)	Value	Total

Cash and cash equivalents	$982	$-	$-	$982	4%

Fixed Income Securities:					46%

U.S. treasuries	2,582	-	-	2,582	10%
Corporate bonds / Other fixed income securities	9,232	-	-	9,232	36%

Equity Securities:					45%

Large cap value	1,327	-	-	1,327	5%
Large cap growth	1,352	-	-	1,352	5%
Small cap value	1,331	-	-	1,331	5%
Small cap growth	1,313	-	-	1,313	5%
Large cap index	2,384	-	-	2,384	9%
International blend	4,206	-	-	4,206	16%

Real Estate:					5%

Global REIT	1,252	-	-	1,252	5%

Total assets at fair value	$25,961	$-	$-	$25,961	100%

Percent of fair value hierarchy	100%	-%	-%	100%

	Other Benefits as of October 31, 2012
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying	% of
In thousands	(Level 1)	(Level 2)	(Level 3)	Value	Total

Cash and cash equivalents	$926	$-	$-	$926	4%

Fixed Income Securities:					46%

U.S. treasuries	2,345	-	-	2,345	10%
Corporate bonds / Other fixed income securities	8,474	-	-	8,474	36%

Equity Securities:					45%

Large cap value	1,221	-	-	1,221	5%
Large cap growth	1,149	-	-	1,149	5%
Small cap value	1,177	-	-	1,177	5%
Small cap growth	1,155	-	-	1,155	5%
Large cap index	2,148	-	-	2,148	9%
International blend	3,907	-	-	3,907	16%

Real Estate:					5%

Global REIT	1,161	-	-	1,161	5%

Total assets at fair value	$23,663	$-	$-	$23,663	100%

Percent of fair value hierarchy	100%	-%	-%	100%

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

Employees receive a company match of 100% up to the first 5% of eligible pay contributed. Employees may contribute up to 50% of eligible pay to the 401(k) on a pre-tax basis, up to the Tax Code annual contribution and compensation limits. We automatically enroll all eligible non-participating employees in the 401(k) plan at a 2% contribution rate unless the employee chooses not to participate by notifying our record keeper. For employees who are automatically enrolled in the 401(k) plan, we automatically increase their contributions by 1% each year to a maximum of 5% unless the employee chooses to opt out of the automatic increase by contacting our record keeper. If the employee does not make an investment election, employee contributions and matches are automatically invested in a diversified portfolio of stocks and bonds. Participants may direct up to 20% of their contributions and company matching contributions as an investment in the Piedmont Stock Fund. Employees may change their contribution rate and investments at any time. For the years ended October 31, 2013, 2012 and 2011, we made matching contributions to participant accounts as follows.

In thousands	2013	2012	2011

401(k) matching contributions	$5,688	$5,400	$5,203

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

10. Employee Share-Based Plans

Under our shareholder approved ICP, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year incentive plan performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the years ended October 31, 2013, 2012 and 2011, we recorded compensation expense, and as of October 31, 2013 and 2012, we accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

We have granted three series of awards under approved incentive compensation plans, each with a three-year performance period (ending October 31, 2013, October 31, 2014 and October 31, 2015). For each of these performance periods, awards will be based on achievement relative to a target annual compounded increase in basic EPS and the achievement of total shareholder returns relative to a group of peer companies that are domiciled in the United States, publicly traded in the U.S. energy industry with a primary focus on natural gas distribution and transmission businesses in multi-state territories and have similar annual revenues and market capitalization to ours, with each measure being weighted at 50%. The plan with the performance period ending October 31, 2015 (2015 plan) has an additional performance measure of actual average return on equity compared to the weighted average return on equity allowed by our regulatory commissions. The weighting of the units awarded under the 2015 plan is based on EPS at 37.5%, total shareholder return at 37.5 % and return on equity at 25% of the total units awarded.

In December 2010, a long-term retention stock unit award under the ICP (where a stock unit equals one share of our common stock upon vesting) was approved for eligible officers and other participants to support our succession planning and retention strategies. This retention stock unit award will vest for participants who have met the retention requirements at the end of a three-year period ending in December 2013 in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. The Compensation Committee of our Board of Directors has the discretion to accelerate the vesting of all or a portion of a participant’s units. For the twelve months ended October 31, 2013, 2012 and 2011, we recorded compensation expense, and as of October 31, 2013 and 2012, we accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

Also under our approved ICP, 64,700 unvested retention stock units were granted to our President and Chief Executive Officer in December 2011. During the five-year vesting period, any dividend equivalents will accrue on these stock units and be converted into additional units at the same rate and based on the closing price on the same payment date as dividends on our common stock. The stock units will vest, payable in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation, over a five-year period only if he is an employee on each vesting date. In accordance with the vesting schedule, 20% of the units vest on December 15, 2014, 30% of the units vest on December 15, 2015 and 50% of the units vest on December 15, 2016. For the twelve months ended October 31, 2013 and 2012, we recorded compensation expense, and as of October 31, 2013 and 2012, we accrued a liability for this award based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

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

The compensation expense related to the incentive compensation plans for the years ended October 31, 2013, 2012 and 2011, and the amounts recorded as liabilities as of October 31, 2013 and 2012 are presented below.

In thousands	2013	2012	2011

Compensation expense	$4,526	$5,730	$2,604
Tax benefit	1,538	2,080	673
Liability	11,098	10,631

Based on current accrual assumptions as of October 31, 2013, the expected payout for the approved incentive compensation awards at target will occur in the following fiscal years.

In thousands	2014	2015	2016	2017

Amount of payout	$4,071	$4,290	$2,290	$446

On a quarterly basis, we issue shares of common stock under the ESPP and account for the issuance as an equity transaction. The exercise price is calculated as 95% of the fair market value on the purchase date of each quarter where fair market value is determined by calculating the mean average of the high and low trading prices on the purchase date.

11. Income Taxes

The components of income tax expense for the years ended October 31, 2013, 2012 and 2011 are presented below.

	2013		2012		2011
In thousands	Federal	State	Federal	State	Federal	State

Charged (Credited) to operating income:
Current	$(3,032)	$919	$(29,062)	$1,857	$(11,403)	$4,209
Deferred	67,885	11,829	86,496	10,144	64,806	6,597
Tax Credits:
Utilization	-	-	-	-	184	-
Amortization	(267)	-	(334)	-	(325)	-

Total	64,586	12,748	57,100	12,001	53,262	10,806

Charged (Credited) to other income (expense):
Current	6,049	984	5,636	1,027	3,263	(36)
Deferred	2,225	(646)	2,214	239	4,167	824

Total	8,274	338	7,850	1,266	7,430	788

Total	$72,860	$13,086	$64,950	$13,267	$60,692	$11,594

A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 2013, 2012 and 2011 is presented below.

In thousands	2013	2012	2011
Federal taxes at 35%	$77,127	$69,322	$65,049
State income taxes, net of federal benefit	8,506	8,624	7,536
Amortization of investment tax credits	(267)	(334)	(325)
Other, net	580	605	26

Total	$85,946	$78,217	$72,286

As of October 31, 2013 and 2012, deferred income taxes consisted of the following temporary differences.

In thousands	2013	2012

Deferred tax assets:
Benefit of loss carryforwards	$66,087	$3,092
Employee benefits and compensation	13,834	22,286
Revenue requirement	19,062	10,148
Utility plant	10,386	11,285
Other	12,796	9,173

Total deferred tax assets	122,165	55,984
Valuation allowance	(505)	(505)

Total deferred tax assets, net	121,660	55,479

Deferred tax liabilities:
Utility plant	652,822	523,232
Revenues and cost of gas	21,257	26,816
Equity method investments	38,710	34,092
Deferred costs	59,221	73,744
Other	18,324	8,348

Total deferred tax liabilities	790,334	666,232

Net deferred income tax liabilities	$668,674	$610,753

As of October 31, 2013 and 2012, total net deferred income tax assets were net of a valuation allowance to reduce amounts to the amounts that we believe will be more likely than not realized. We and our wholly owned subsidiaries file a consolidated federal income tax return and various state income tax returns. As of October 31, 2013, we have a federal NOL carryforward of $178.1 million, which expires in 2033. We also have $5.9 million of federal NOL carryforwards as of October 31, 2013 and 2012 that expire in 2021 through 2025 and are subject to an annual limitation of $.3 million.

As of October 31, 2013 and 2012, we have state NOL carryforwards of $6.4 million and $6.8 million, respectively, that expire from 2020 through 2028. We may use the carryforwards to offset taxable income.

We have federal charitable contribution carryforwards as of October 31, 2013 and 2012 of $4.2 million and $2.3 million, respectively, that expire from 2016 through 2018.

We are no longer subject to federal income tax examinations for tax years ending before and including October 31, 2009, and with few exceptions, state income tax examinations by tax authorities for years ended before and including October 31, 2009.

A reconciliation of changes in the deferred tax valuation allowance for the years ended October 31, 2013, 2012 and 2011 is presented below.

In thousands	2013	2012	2011

Balance at beginning of year	$505	$505	$1,324
Credited to income tax expense	-	-	(819)

Balance at end of year	$505	$505	$505

There were no unrecognized tax benefits for the years ended October 31, 2013 and 2012.

In July 2013, legislation was passed in North Carolina affecting corporate taxation. The legislation reduces the corporate income tax rate from 6.9% to 6% for tax years beginning after January 1, 2014 and to 5% for tax years beginning after January 1, 2015. It also provides for two additional 1% rate reductions if the state’s tax collections exceed certain thresholds. We record deferred income taxes on temporary tax differences using the income tax rate in effect when the temporary difference is expected to reverse. As a result of the rate reductions, we adjusted our noncurrent deferred income tax balances at October 31, 2013 by approximately $25 million for temporary differences expected to reverse at a lower rate than under the prior law and recognized a tax benefit of approximately $1 million in net income, the majority of which relates to our non-utility activities segment, with the balance of approximately $24 million recorded in deferred income taxes in “Regulatory Liabilities” in Note 1 to the consolidated financial statements, reflecting a future benefit to our customers; our state commissions will determine the recovery period of this regulatory liability in future proceedings.

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

As of October 31, 2013, there were no amounts that represented undistributed earnings of our 50% or less owned equity method investments in our retained earnings.

Cardinal Pipeline Company, L.L.C.

We own 21.49% of the membership interests in Cardinal Pipeline Company, L.L.C. (Cardinal), a North Carolina limited liability company. The other members are subsidiaries of The Williams Companies, Inc., and SCANA Corporation. Cardinal owns and operates an intrastate natural gas pipeline in North Carolina and is regulated by the NCUC. Cardinal has firm, long-term service agreements with local distribution companies for 100% of the firm transportation capacity on the pipeline, of which Piedmont subscribes to approximately 53%. Cardinal is dependent on the Williams – Transco pipeline system to deliver gas into its system for service to its customers.

To provide natural gas delivery service to Duke Energy Progress, Inc. (DEP), now a subsidiary of DEC, for a power generation facility at their Wayne County, North Carolina site, we executed an agreement with Cardinal, which was approved by the NCUC in May 2010, to expand our firm capacity requirement on Cardinal to serve DEP. Cardinal invested in a compressor station and expanded meter stations in order to increase the capacity of its system for us and another customer. We made capital contributions totaling $9.8 million related to this system expansion from January 2011 through June 2012. Cardinal’s expansion service for the project and our natural gas delivery service for DEP’s Wayne County site were placed into service on June 1, 2012.

The charges we incur as transportation costs from Cardinal are passed through to DEP under the terms of our natural gas delivery service agreement with DEP. Cardinal issued $45 million of long-term debt on June 22, 2012, and we received a distribution of $5.4 million in June 2012 as a partial return of our capital contributions.

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

We have related party transactions as a transportation customer of Cardinal, and we record the transportation costs charged by Cardinal in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For each of the years ended October 31, 2013, 2012 and 2011, these transportation costs and the amounts we owed Cardinal as of October 31, 2013 and 2012 are as follows.

In thousands	2013	2012	2011

Transportation costs	$8,775	$6,613	$4,104
Trade accounts payable	755	855

Summarized financial information provided to us by Cardinal for 100% of Cardinal as of September 30, 2013 and 2012, and for the twelve months ended September 30, 2013, 2012 and 2011 is presented below.

In thousands	2013	2012	2011

Current assets	$15,179	$9,179
Noncurrent assets	116,414	120,437
Current liabilities	2,637	1,786
Noncurrent liabilities	45,273	45,702
Revenues	17,649	16,165	$13,633
Gross profit	17,649	16,165	13,633
Income before income taxes	9,361	10,433	6,473

Pine Needle LNG Company, L.L.C.

Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company, owns an interstate LNG storage facility in North Carolina and is regulated by the FERC. Pine Needle has firm, long-term service agreements for 100% of the storage capacity of the facility, of which Piedmont subscribes to approximately 64%. In June 2013, we entered into an agreement with Hess Corporation (Hess) to acquire their 5% membership interest in Pine Needle. Effective July 1, 2013, we acquired Hess’ 5% membership interest for $2.9 million. With the purchase of this additional 5% membership interest, our membership interest in Pine Needle increased from 40% to 45%. As of October 31, 2013, the other members are the Municipal Gas Authority of Georgia and subsidiaries of The Williams Companies, Inc. and SCANA Corporation.

Pine Needle enters into interest-rate swap agreements to modify the interest expense characteristics of its long-term debt. Our share of movements in the market value of these agreements are recorded as a hedge in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Consolidated Balance Sheets; the detail of our share of the market value of the swap agreements is combined with our other equity method investments and presented in “Other Comprehensive Income (Loss), net of tax” in the Consolidated Statements of Comprehensive Income. Pine Needle’s long-term debt is nonrecourse to the members.

We have related party transactions as a customer of Pine Needle, and we record the storage costs charged by Pine Needle in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For the years ended October 31, 2013, 2012 and 2011, these gas storage costs and the amounts we owed Pine Needle as of October 31, 2013 and 2012 are as follows.

In thousands	2013	2012	2011

Gas storage costs	$11,098	$10,410	$10,677
Trade accounts payable	940	914

Summarized financial information provided to us by Pine Needle for 100% of Pine Needle as of September 30, 2013 and 2012, and for the twelve months ended September 30, 2013, 2012 and 2011 is presented below.

In thousands	2013	2012	2011

Current assets	$9,225	$11,937
Noncurrent assets	74,710	77,463
Current liabilities	3,531	4,278
Noncurrent liabilities	35,391	35,851
Revenues	16,810	16,390	$17,666
Gross profit	16,810	16,390	17,666
Income before income taxes	5,804	5,832	5,763

SouthStar Energy Services LLC

We own 15% of the membership interests in SouthStar Energy Services LLC (SouthStar), a Delaware limited liability company. The other member is Georgia Natural Gas Company (GNGC), a wholly-owned subsidiary of AGL Resources, Inc. (AGL). SouthStar primarily sells natural gas to residential, commercial and industrial customers in the southeastern United States, including Illinois, Ohio, New York, Maryland, North Carolina, South Carolina and Tennessee, with most of its business being conducted in the unregulated retail gas market in Georgia. We account for our investment in SouthStar using the equity method, as we have board representation with equal voting rights on significant governance matters and policy decisions, and thus, exercise significant influence over the operations of SouthStar.

In September 2013, GNGC contributed its retail natural gas marketing assets and customer accounts located in Illinois. AGL acquired these retail assets and customers from Nicor Inc. in December 2011 and additional retail natural gas assets and customer accounts in a separate transaction in June 2013. We made an additional $22.5 million capital contribution to SouthStar, maintaining our 15% equity ownership, related to this transaction.

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

We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record the amounts billed to SouthStar in “Operating Revenues” in the Consolidated Statements of Comprehensive Income. For the years ended October 31, 2013, 2012 and 2011, our operating revenues from these sales and the amounts SouthStar owed us as of October 31, 2013 and 2012 are as follows.

In thousands	2013	2012	2011

Operating revenues	$3,291	$2,442	$4,961
Trade accounts receivable	441	473

Summarized financial information provided to us by SouthStar for 100% of SouthStar as of September 30, 2013 and 2012, and for the twelve months ended September 30, 2013, 2012 and 2011 is presented below.

In thousands	2013	2012	2011

Current assets	$194,793	$152,422
Noncurrent assets	136,753	9,803
Current liabilities	76,304	42,197
Noncurrent liabilities	53	1
Revenues	639,426	585,291	$733,987
Gross profit	174,993	161,122	176,010
Income before income taxes	103,146	94,631	103,704

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

We have related party transactions as a customer of Hardy Storage, and we record the storage costs charged by Hardy Storage in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For the years ended October 31, 2013, 2012 and 2011, these gas storage costs and the amounts we owed Hardy Storage as of October 31, 2013 and 2012 are as follows.

In thousands	2013	2012	2011

Gas storage costs	$9,702	$9,702	$9,702
Trade accounts payable	808	808

Summarized financial information provided to us by Hardy Storage for 100% of Hardy Storage as of October 31, 2013 and 2012, and for the twelve months ended October 31, 2013, 2012 and 2011 is presented below.

In thousands	2013	2012	2011

Current assets	$7,641	$10,302
Noncurrent assets	161,282	164,374
Current liabilities	12,378	14,534
Noncurrent liabilities	87,184	95,061
Revenues	24,375	24,359	$24,378
Gross profit	24,375	24,359	24,378
Income before income taxes	10,582	9,939	9,657

Constitution Pipeline Company, LLC

We own 24% of the membership interests of Constitution Pipeline Company, LLC (Constitution), a Delaware limited liability company. In May 2013, through one of its subsidiaries, WGL Holdings, Inc. became a member of the joint venture along with existing members The Williams Companies, Inc. and Cabot Oil & Gas Corporation. A subsidiary of The Williams Companies is the operator of the project. The purpose of the joint venture is to construct and operate approximately 120 miles of interstate natural gas pipeline and related facilities connecting shale natural gas supplies and gathering systems in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost approximately $680 million. As of October 31, 2013, our fiscal year contributions were $15.9 million, and we expect our total contributions will be an estimated $55 million and $92.1 million in our fiscal 2014 and 2015 years, respectively. The target in-service date of the project is March 2015. The capacity of the pipeline is 100% subscribed under fifteen year service agreements with two Marcellus producer-shippers with a negotiated rate structure.

Summarized financial information provided to us by Constitution for 100% of Constitution as of September 30, 2013, and for the twelve months ended September 30, 2013 is presented below.

In thousands	2013	(1)

Current assets	$ 10,944
Noncurrent assets	62,438
Current liabilities	7,960
Noncurrent liabilities	-
Revenues	-
Gross profit	-
Income before income taxes	3,459

(1)

Presented is the period in which we have a membership interest in Constitution, and not prior periods when we had no membership interest in Constitution. Our membership in Constitution began in November 2012.

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

As of October 31, 2013, we have determined that we are not the primary beneficiary, as defined by the authoritative guidance related to consolidations, in any of our equity method investments, as discussed in Note 12 to the consolidated financial statements. Based on our involvement in these investments, we do not have the power to direct the activities of these investments that most significantly impact the VIE’s economic performance. As we are not the consolidating investor, we will continue to apply equity method accounting to these investments, as discussed in Note 12 to the consolidated financial statements. Our maximum loss exposure related to these equity method investments is limited to our equity investment in each entity. As of October 31, 2013 and 2012, our investment balances are as follows.

	October 31,	October 31,
In thousands	2013	2012

Cardinal	$18,207	$17,969
Pine Needle	20,270	19,239
SouthStar	38,372	18,118
Hardy Storage	34,681	32,541
Constitution	16,939	-

Total equity method investments in non-utility activities	$128,469	$87,867

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

We evaluate the performance of the regulated utility segment based on margin, O&M expenses and operating income. We evaluate the performance of the non-utility activities segment based on earnings from and our cash flows in the ventures.

Operations by segment for the years ended October 31, 2013, 2012 and 2011, and as of October 31, 2013, 2012 and 2011 are presented below.

	Regulated	Non-Utility
In thousands	Utility	Activities	Total

2013
Revenues from external customers	$1,278,229	$-	$1,278,229
Margin	621,490	-	621,490
Operations and maintenance expenses	253,120	181	253,301
Depreciation	112,207	18	112,225
Income from equity method investments	-	26,056	26,056
Interest expense	24,938	-	24,938
Operating income (loss) before income taxes	221,528	(352)	221,176
Income before income taxes	194,659	25,704	220,363
Total assets	4,053,591	128,832	4,182,423
Equity method investments in non-utility activities	-	128,469	128,469
Construction expenditures	599,999	-	599,999

	Regulated	Non-Utility
In thousands	Utility	Activities	Total

2012
Revenues from external customers	$1,122,780	$-	$1,122,780
Margin	575,446	-	575,446
Operations and maintenance expenses	242,599	102	242,701
Depreciation	103,192	18	103,210
Income from equity method investments	-	23,904	23,904
Interest expense	20,097	-	20,097
Operating income (loss) before income taxes	194,824	(264)	194,560
Income before income taxes	174,424	23,640	198,064
Total assets	3,475,640	88,247	3,563,887
Equity method investments in non-utility activities	-	87,867	87,867
Construction expenditures	529,576	-	529,576

	Regulated	Non-Utility
In thousands	Utility	Activities	Total

2011
Revenues from external customers	$1,433,905	$-	$1,433,905
Margin	573,639	-	573,639
Operations and maintenance expenses	225,351	109	225,460
Depreciation	102,829	28	102,857
Income from equity method investments	-	24,027	24,027
Interest expense	43,992	-	43,992
Operating income (loss) before income taxes	207,079	(120)	206,959
Income before income taxes	161,925	23,929	185,854
Total assets	2,968,574	85,519	3,054,093
Equity method investments in non-utility activities	-	85,121	85,121
Construction expenditures	243,641	-	243,641

Reconciliations to the consolidated financial statements for the years ended October 31, 2013, 2012 and 2011, and as of October 31, 2013 and 2012 are as follows.

In thousands	2013	2012	2011

Operating Income:
Segment operating income before income taxes	$221,176	$194,560	$206,959
Utility income taxes	(77,334)	(69,101)	(64,068)
Non-utility activities operating loss before income taxes	352	264	120

Total	$144,194	$125,723	$143,011

Net Income:
Income before income taxes for reportable segments	$220,363	$198,064	$185,854
Income taxes	(85,946)	(78,217)	(72,286)

Total	$134,417	$119,847	$113,568

In thousands	2013	2012

Consolidated Assets:
Total assets for reportable segments	$4,182,423	$3,563,887
Eliminations/Adjustments	186,186	206,052

Total	$4,368,609	$3,769,939

15. Subsequent Events

We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. All subsequent events of which we are aware were evaluated. For information on subsequent event disclosure items related to regulatory matters, stockholders’ equity and environmental matters, see Note 2, Note 6 and Note 8, respectively, to the consolidated financial statements.

16. Selected Quarterly Financial Data (In thousands except per share amounts) (Unaudited)

	Operating		Operating Income	Net Income	Earnings (Loss) Per Share of Common Stock
	Revenues	Margin	(Loss)	(Loss)	Basic	Diluted

Fiscal Year 2013
January 31	$515,875	$231,623	$86,213	$85,923	$1.19	$1.18
April 30	399,411	183,856	51,504	55,790	0.74	0.74
July 31	162,943	97,000	591	(2,293)	(0.03)	(0.03)
October 31	200,000	109,011	5,886	(5,003)	(0.07)	(0.07)

Fiscal Year 2012
January 31	$471,840	$220,237	$79,819	$76,227	$1.06	$1.05
April 30	308,432	171,951	48,782	50,192	0.70	0.70
July 31	161,123	86,460	(2,513)	(4,613)	(0.06)	(0.06)
October 31	181,385	96,798	(365)	(1,959)	(0.03)	(0.03)

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fourth quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

December 23, 2013

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

We have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our management concluded that as of October 31, 2013, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013.

Piedmont Natural Gas Company, Inc.

/s/ Thomas E. Skains
Thomas E. Skains Chairman, President and Chief Executive Officer

/s/ Karl W. Newlin
Karl W. Newlin Senior Vice President and Chief Financial Officer

/s/ Jose M. Simon
Jose M. Simon Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Piedmont Natural Gas Company, Inc.

Charlotte, North Carolina

We have audited the internal control over financial reporting of Piedmont Natural Gas Company, Inc. and subsidiaries (the “Company”) as of October 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2013 of the Company and our report dated December 23, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

December 23, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers and directors is set forth in the sections entitled “Board of Directors” and “Executive Officers” in our Proxy Statement for the 2014 Annual Meeting of Shareholders (2014 Proxy Statement), which sections are incorporated in this annual report on Form 10-K by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning our Audit Committee and our Audit Committee financial experts is set forth in the section entitled “Committees of the Board” in our 2014 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

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

Item 11. Executive Compensation

Information for this item is set forth in the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our 2014 Proxy Statement, which sections are incorporated in this annual report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is set forth in the section entitled “Security Ownership of Management and Certain Beneficial Owners” in our 2014 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning securities authorized for issuance under our equity compensation plans is set forth in the section entitled “Equity Compensation Plan Information” in our 2014 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information for this item is set forth in the section entitled “Director Independence and Related Person Transactions” in our 2014 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services

Information for this item is set forth in “Proposal 2 – Ratification of the Appointment of Deloitte & Touche LLP As Independent Registered Public Accounting Firm For Fiscal Year 2014” in our 2014 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

The following consolidated financial statements for the year ended October 31, 2013, are included in Item 8 of this report as follows:

Consolidated Balance Sheets – October 31, 2013 and 2012

Consolidated Statements of Comprehensive Income – Years Ended
October 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows – Years Ended
October 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity – Years Ended
October 31, 2013, 2012 and 2011

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

		The exhibits numbered 10.1 through 10.20 are management contracts or compensatory plans or arrangements.

	3.1	Restated Articles of Incorporation of Piedmont Natural Gas Company, Inc., dated as of March 2009 (incorporated by reference to Exhibit 3.1, Form 10-Q for the quarter ended July 31, 2009).

	3.2	Bylaws of Piedmont Natural Gas Company, Inc., as Amended and Restated Effective September 8, 2011 (incorporated by reference to Exhibit 3.1, Form 8-K dated September 13, 2011).

	4.1	Note Agreement, dated as of September 21, 1992, between Piedmont and Provident Life and Accident Insurance Company (incorporated by reference to Exhibit 4.30, Form 10-K for the fiscal year ended October 31, 1992).

4.2	Amendment to September 1992 Note Agreement, dated as of September 16, 2005, by and between Piedmont and Provident Life and Accident Insurance Company (incorporated by reference to Exhibit 4.2, Form 10-K for the fiscal year ended October 31, 2007).

4.3	Indenture, dated as of April 1, 1993, between Piedmont and The Bank of New York Mellon Trust Company, N.A. (as successor to Citibank, N.A.), Trustee (incorporated by reference to Exhibit 4.1, Form S-3 Registration Statement No. 33-59369).

4.4	Medium-Term Note, Series A, dated as of October 6, 1993 (incorporated by reference to Exhibit 4.8, Form 10-K for the fiscal year ended October 31, 1993).

4.5	First Supplemental Indenture, dated as of February 25, 1994, between PNG Acquisition Company, Piedmont Natural Gas Company, Inc., and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.2, Form S-3 Registration Statement No. 33-59369).

4.6	Medium-Term Note, Series A, dated as of September 19, 1994 (incorporated by reference to Exhibit 4.9, Form 10-K for the fiscal year ended October 31, 1994).

4.7	Form of Master Global Note (incorporated by reference to Exhibit 4.4, Form S-3 Registration Statement No. 33-59369).

4.8	Pricing Supplement of Medium-Term Notes, Series B, dated October 3, 1995 (incorporated by reference to Exhibit 4.10, Form 10-K for the fiscal year ended October 31, 1995).

4.9	Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996 (incorporated by reference to Exhibit 4.11, Form 10-K for the fiscal year ended October 31, 1996).

4.10	Form of Master Global Note (incorporated by reference to Exhibit 4.4, Form S-3 Registration Statement No. 333-26161).

4.11	Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (incorporated by reference to Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement Nos. 33-59369 and 333-26161).

4.12	Second Supplemental Indenture, dated as of June 15, 2003, between Piedmont and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.3, Form S-3 Registration Statement No. 333-106268).

4.13	Form of 5% Medium-Term Note, Series E, dated as of December 19, 2003 (incorporated by reference to Exhibit 99.1, Form 8-K, dated December 23, 2003).

4.14	Form of 6% Medium-Term Note, Series E, dated as of December 19, 2003 (incorporated by reference to Exhibit 99.2, Form 8-K, dated December 23, 2003).

4.15	Third Supplemental Indenture, dated as of June 20, 2006, between Piedmont Natural Gas Company, Inc. and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1, Form 8-K dated June 20, 2006).

4.16	Agreement of Resignation, Appointment and Acceptance dated as of March 29, 2007, by and among Piedmont Natural Gas Company, Inc., Citibank, N.A., and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1, Form 10-Q for quarter ended April 30, 2007).

4.17	Note Purchase Agreement, dated as of May 6, 2011, among Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10, Form 8-K, dated May 12, 2011).

4.18	Form of 2.92% Series A Senior Notes due June 6, 2016 (incorporated by reference to Exhibit 4.1, Form 8-K dated May 12, 2011).

4.19	Form of 4.24% Series B Senior Notes due June 6, 2021 (incorporated by reference to Exhibit 4.2, Form 8-K dated May 12, 2011).

4.20	Fourth Supplemental Indenture, dated as of May 6, 2011, between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2, Form S-3-ASR Registration Statement No. 333-175386).

4.21	Amendment to September 1992 Note Agreement dated as of April 15, 2011 by and between Piedmont Natural Gas Company, Inc., and Provident Life and Accident Insurance Company (incorporated by reference to Exhibit 10.3, Form 10-Q for the quarter ended April 30, 2011).

4.22	Note Purchase Agreement, dated as of March 27, 2012, among Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1, Form 8-K dated March 29, 2012).

4.23	Form of 3.47% Series A Senior Notes due July 16, 2027 (incorporated by reference to Exhibit 4.1, Form 8-K dated March 29, 2012).

4.24	Form of 3.57% Series B Senior Notes due July 16, 2027 (incorporated by reference to Exhibit 4.2, Form 8-K dated March 29, 2012).

4.25	Corporate Commercial Paper Master Note dated March 1, 2012 between U.S. Bank National Association as Paying Agent and Piedmont Natural Gas Company, Inc. as Issuer (incorporated by reference to Exhibit 4.1, Form 10-Q for the quarter ended April 30, 2012).

4.26	Fifth Supplemental Indenture, dated August 1, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1, Form 8-K dated August 1, 2013)

4.27	Form of 4.65% Senior Notes due 2043 (incorporated by reference to Exhibit 4.2, Form 8-K dated August 1, 2013).

Compensatory Contracts:

10.1	Form of Director Retirement Benefits Agreement with outside directors, dated September 1, 1999 (incorporated by reference to Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 1999).

10.2	Severance Agreement with Thomas E. Skains, dated September 4, 2007 (substantially identical agreements have been entered into as of the same date with Franklin H. Yoho, Kevin M. O’Hara and Jane R. Lewis-Raymond) (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended July 31, 2007).

10.3	Schedule of Severance Agreements with Executives (incorporated by reference to Exhibit 10.2a, Form 10-Q for the quarter ended July 31, 2007).

10.4	Piedmont Natural Gas Company, Inc. Incentive Compensation Plan as Amended and Restated Effective December 15, 2010 (incorporated by reference to Appendix A, Form DEF14A dated January 14, 2011).

10.5	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended January 31, 2011).

10.6	Resolution of Board of Directors, June 7, 2013, establishing compensation for non-management directors (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended July 31, 2013).

10.7	Piedmont Natural Gas Company, Inc. Voluntary Deferral Plan, dated as of December 8, 2008, effective November 1, 2008 (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended January 31, 2009).

10.8	Piedmont Natural Gas Company, Inc. Defined Contribution Restoration Plan, dated as of December 8, 2008, effective January 1, 2009 (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended January 31, 2009).

10.9	Piedmont Natural Gas Company Employee Stock Purchase Plan, amended and restated as of April 1, 2009 (incorporated by reference to Exhibit 4.1, Form 8-K dated April 3, 2009).

10.10	Amendment No. 1 to Director Retirement Benefits Agreements with outside directors, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended July 31, 2009).

10.11	Severance Agreement between Piedmont Natural Gas Company, Inc. and Karl W. Newlin, dated as of June 4, 2010 (incorporated by reference to Exhibit 10.3, Form 10-Q for the quarter ended July 31, 2010).

10.12	Employment Agreement between Piedmont Natural Gas Company, Inc. and Jane R. Lewis-Raymond, dated as of August 1, 2011 (incorporated by reference to Exhibit 10.19, Form 10-K for the fiscal year ended October 31, 2011).

10.13	Form of 2013 Retention Award Agreement, dated as of December 15, 2010 (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended January 31, 2011).

10.14	Instrument of Amendment for Piedmont Natural Gas Company, Inc. Defined Contribution Restoration Plan dated as of January 23, 2012, by Piedmont Natural Gas Company, Inc. (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended January 31, 2012).

10.15	2011 Retention Award Agreement dated December 15, 2011 between Piedmont Natural Gas Company, Inc. and Thomas E. Skains (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended January 31, 2012).

10.16	Employment Agreement, dated February 1, 2012, between Piedmont Natural Gas Company, Inc. and Victor M. Gaglio (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended April 30, 2012).

10.17	Severance Agreement, dated February 1, 2012, between Piedmont Natural Gas Company, Inc. and Victor M. Gaglio (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended April 30, 2012).

10.18	Amended and Restated Employment Agreement dated May 25, 2012 between Piedmont Natural Gas Company, Inc. and Thomas E. Skains (substantially identical agreements have been entered into with Victor M. Gaglio, Jane R. Lewis-Raymond, Karl W. Newlin, Kevin M. O’Hara and Franklin H. Yoho) (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended July 31, 2012).

10.19	Schedule of Amended and Restated Employment Agreements with Executives (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended July 31, 2012).

10.20	Amendment to the Piedmont Natural Gas Company Employee Stock Purchase Plan dated September 18, 2012, by Piedmont Natural Gas Company, Inc. (incorporated by reference to Exhibit 10.21, Form 10-K for the fiscal year ended October 31, 2012).

Other Contracts:

10.21	Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, effective January 1, 2004, between Piedmont Energy Company and Georgia Natural Gas Company (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended April 30, 2004).

10.22	First Amendment to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of July 31, 2006, between Piedmont Energy Company and Georgia Natural Gas Company (incorporated by reference to Exhibit 10.28, Form 10-K for the fiscal year ended October 31, 2006).

10.23	Amendment by Written Consent to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of August 28, 2006, between Piedmont Energy Company and Georgia Natural Gas Company (incorporated by reference to Exhibit 10.29, Form 10-K for the fiscal year ended October 31, 2006).

10.24	Amendment by Written Consent to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 20, 2006, between Piedmont Energy Company and Georgia Natural Gas Company (incorporated by reference to Exhibit 10.30, Form 10-K for the fiscal year ended October 31, 2006).

10.25	Equity Contribution Agreement, dated as of November 12, 2004, between Columbia Gas Transmission Corporation and Piedmont Natural Gas Company (incorporated by reference to Exhibit 10.1, Form 8-K dated November 16, 2004).

10.26	Operating Agreement of Hardy Storage Company, LLC, dated as of November 12, 2004 (incorporated by reference to Exhibit 10.3, Form 8-K dated November 16, 2004).

10.27	Second Amendment to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC by and between Georgia Natural Gas Company and Piedmont Energy Company, dated July 2, 2009 (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended July 31, 2009).

10.28	Settlement Agreement by and between Georgia Natural Gas Company and Piedmont Energy Company, dated July 29, 2009 (incorporated by reference to Exhibit 10.1, Form 8-K dated August 4, 2009).

10.29	Third Amendment to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC by and between Georgia Natural Gas Company and Piedmont Energy Company, dated July 29, 2009 (incorporated by reference to Exhibit 10.2, Form 8-K dated August 4, 2009).

10.30	Form of Commercial Paper Dealer Agreement between Piedmont Natural Gas Company, Inc. and Dealers party thereto (incorporated by reference to Exhibit 10.3, Form 10-Q for the quarter ended April 30, 2012).

10.31	Amended and Restated Credit Agreement dated as of October 1, 2012 among Piedmont Natural Gas Company, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, and Branch Banking and Trust Company, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, U.S. Bank National Association and Royal Bank of Canada, each a Lender. (incorporated by reference to Exhibit 10.34, Form 10-K for the fiscal year ended October 31, 2012).

10.32	Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC dated April 9, 2012, by and among Williams Partners Operating LLC and Cabot Pipeline Holdings LLC (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended January 31, 2013).

10.33	First Amendment to Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC, dated as of November 9, 2012, by and among Constitution Pipeline Company, LLC, Williams Partners Operating LLC, Cabot Pipeline Holdings LLC, and Piedmont Constitution Pipeline Company, LLC (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended January 31, 2013).

10.34	Confirmation of Forward Sale Transaction dated January 29, 2013, between the Company and Morgan Stanley & Co. LLC, in its capacity as the forward counterparty (incorporated by reference to Exhibit 99.1, Form 8-K filed February 4, 2013).

10.35	Underwriting Agreement dated January 29, 2013, among Piedmont Natural Gas Company, Inc., Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, individually and acting as representatives of each of the other underwriters named in Schedule II thereto, and Morgan Stanley & Co. LLC, as forward counterparty (incorporated by reference to Exhibit 1.1, Form 8-K filed February 4, 2013).

10.36	Confirmation of Forward Sale Transaction dated February 19, 2013, between Piedmont Natural Gas Company, Inc., and Morgan Stanley & Co. LLC, in its capacity as the forward counterparty (incorporated by reference to Exhibit 99.1, Form 8-K filed February 25, 2013).

10.37	Second Amendment to Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC, dated as of May 29, 2013, by and among Constitution Pipeline Company, LLC, Williams Partners Operating LLC, Cabot Pipeline Holdings LLC, Piedmont Constitution Pipeline Company, LLC, and Capitol Energy Ventures Corp. (incorporated by reference to Exhibit 99.1, Form 8-K filed September 4, 2013).

10.38	Underwriting Agreement dated July 29, 2013, among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, U.S. Bancorp Investments, Inc., individually and acting as representatives of each of the other underwriters named in Schedule A thereto (incorporated by reference to Exhibit 1.1, Form 8-K filed August 1, 2013).

10.39	Second Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 1, 2013, by and between Georgia Natural Gas Company and Piedmont Energy Company

12	Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Consolidated Balance Sheets at October 31, 2013 and 2012; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2013, 2012 and 2011; (4) Consolidated Statements of Cash Flows for the years ended October 31, 2013, 2012 and 2011; (5) Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2013, 2012 and 2011; and Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Piedmont Natural Gas Company, Inc.
(Registrant)

By:	/s/ Thomas E. Skains
Thomas E. Skains
Chairman of the Board, President
and Chief Executive Officer

Date:	December 23, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Thomas E. Skains	Chairman of the Board, President and
Thomas E. Skains	Chief Executive Officer
(Principal Executive Officer)

Date: December 23, 2013

/s/ Karl W. Newlin	Senior Vice President and
Karl W. Newlin	Chief Financial Officer
(Principal Financial Officer)

Date: December 23, 2013

/s/ Jose M. Simon	Vice President and Controller
Jose M. Simon	(Principal Accounting Officer)

Date: December 23, 2013

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
Phillip D. Wright

Piedmont Natural Gas Company, Inc.

Form 10-K

For the Fiscal Year Ended October 31, 2013

Exhibits

10.39	Second Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 1, 2013, by and between Georgia Natural Gas Company and Piedmont Energy Company

12	Computation of Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer