Form 10-Q
period 2014-04-30
PIEDMONT NATURAL GAS CO INC
filed 2014-06-06
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2014
Common Stock, no par value	78,152,681

Piedmont Natural Gas Company, Inc.

Form 10-Q

for

April 30, 2014

Part I. Financial Information

Item 1. Financial Statements

Piedmont Natural Gas Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 30, 2014	October 31, 2013
ASSETS
Utility Plant:
Utility plant in service	$4,655,624	$4,421,937
Less accumulated depreciation	1,134,930	1,088,331

Utility plant in service, net	3,520,694	3,333,606
Construction work in progress	303,992	297,717
Plant held for future use	3,155	3,155

Total utility plant, net	3,827,841	3,634,478

Other Physical Property, at cost (net of accumulated depreciation of $890 in 2014 and $876 in 2013)	368	382

Current Assets:
Cash and cash equivalents	13,847	8,063
Trade accounts receivable (less allowance for doubtful accounts of $4,884 in 2014 and $1,604 in 2013)	149,082	79,210
Income taxes receivable	26,404	31,065
Other receivables	3,401	1,988
Unbilled utility revenues	24,573	24,967
Inventories:
Gas in storage	49,751	73,929
Materials, supplies and merchandise	1,689	1,725
Gas purchase derivative assets, at fair value	2,001	1,834
Regulatory assets	25,459	77,204
Prepayments	18,252	35,038
Deferred income taxes	12,308	12,695
Other current assets	405	338

Total current assets	327,172	348,056

Noncurrent Assets:
Equity method investments in non-utility activities	147,457	128,469
Goodwill	48,852	48,852
Regulatory assets	169,744	169,102
Marketable securities, at fair value	3,557	2,995
Overfunded postretirement asset	48,258	28,258
Other noncurrent assets	5,651	8,017

Total noncurrent assets	423,519	385,693

Total	$4,578,900	$4,368,609

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 30, 2014	October 31, 2013
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock – no par value – 175 shares authorized	$-	$-
Common stock – no par value – shares authorized: 200,000; shares outstanding: 78,138 in 2014 and 76,099 in 2013	623,319	561,644
Retained earnings	738,342	627,236
Accumulated other comprehensive income (loss)	20	(284)

Total stockholders’ equity	1,361,681	1,188,596
Long-term debt	1,174,860	1,174,857

Total capitalization	2,536,541	2,363,453

Current Liabilities:
Current maturities of long-term debt	-	100,000
Short-term debt	370,000	400,000
Trade accounts payable	98,380	96,281
Other accounts payable	34,356	43,855
Income taxes accrued	9,973	-
Accrued interest	26,765	28,205
Customers’ deposits	21,316	19,831
General taxes accrued	10,820	21,454
Regulatory liabilities	79,439	-
Other current liabilities	8,446	7,024

Total current liabilities	659,495	716,650

Noncurrent Liabilities:
Deferred income taxes	767,273	681,369
Unamortized federal investment tax credits	1,288	1,402
Accumulated provision for postretirement benefits	11,973	12,042
Regulatory liabilities	549,811	541,897
Conditional cost of removal obligations	27,779	27,016
Other noncurrent liabilities	24,740	24,780

Total noncurrent liabilities	1,382,864	1,288,506

Commitments and Contingencies (Note 9)

Total	$4,578,900	$4,368,609

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands except per share amounts)

	Three Months Ended April 30		Six Months Ended April 30
	2014	2013	2014	2013
Operating Revenues	$462,247	$399,411	$1,119,980	$915,286
Cost of Gas	250,724	215,555	646,945	499,806

Margin	211,523	183,856	473,035	415,480

Operating Expenses:
Operations and maintenance	70,193	65,037	130,832	120,919
Depreciation	28,344	26,867	57,987	53,569
General taxes	9,497	9,068	18,606	18,596
Utility income taxes	36,190	31,380	95,992	84,679

Total operating expenses	144,224	132,352	303,417	277,763

Operating Income	67,299	51,504	169,618	137,717

Other Income (Expense):
Income from equity method investments	14,360	12,437	24,302	19,592
Non-operating income	(1,045)	742	(795)	1,190
Non-operating expense	(1,443)	(696)	(2,052)	(1,458)
Income taxes	(4,604)	(4,875)	(8,332)	(7,549)

Total other income (expense)	7,268	7,608	13,123	11,775

Utility Interest Charges:
Interest on long-term debt	14,902	12,652	30,495	25,327
Allowance for borrowed funds used during construction	(5,464)	(9,938)	(11,416)	(18,251)
Other	2,589	608	3,550	703

Total utility interest charges	12,027	3,322	22,629	7,779

Net Income	62,540	55,790	160,112	141,713

Other Comprehensive Income (Loss), net of tax:
Unrealized gain from hedging activities of equity method investments, net of tax of $224 and $152 for the three months ended April 30, 2014 and 2013, respectively, and $335 and $38 for the six months ended April 30, 2014 and 2013, respectively	352	238	526	59
Reclassification adjustment of realized gain (loss) from hedging activities of equity method investments included in net income, net of tax of ($228) and $49 for the three months ended April 30, 2014 and 2013, respectively and ($140) and $63 for the six months ended April 30, 2014 and 2013, respectively	(359)	76	(222)	97

Total other comprehensive income (loss)	(7)	314	304	156

Comprehensive Income	$62,533	$56,104	$160,416	$141,869

Average Shares of Common Stock:
Basic	77,982	75,463	77,477	73,884
Diluted	78,291	75,904	77,802	74,301

Earnings Per Share of Common Stock:
Basic	$0.80	$0.74	$2.07	$1.92
Diluted	$0.80	$0.74	$2.06	$1.91

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended April 30
	2014	2013
Cash Flows from Operating Activities:
Net income	$160,112	$141,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,864	56,954
Allowance for doubtful accounts	3,280	2,848
Net gain on sale of property	-	(18)
Income from equity method investments	(24,302)	(19,592)
Distributions of earnings from equity method investments	15,880	16,276
Deferred income taxes, net	85,982	89,685
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	(167)	(938)
Receivables	(74,433)	(85,257)
Inventories	24,214	24,171
Settlement of legal asset retirement obligations	(1,391)	(1,127)
Other assets	73,999	72,937
Accounts payable	(5,043)	(4,363)
Provision for postretirement benefits, net	(20,069)	(19,427)
Other liabilities	81,840	(5,637)

Net cash provided by operating activities	382,766	268,225

Cash Flows from Investing Activities:
Utility capital expenditures	(236,850)	(274,895)
Allowance for borrowed funds used during construction	(11,416)	(18,251)
Contributions to equity method investments	(18,600)	(8,748)
Distributions of capital from equity method investments	8,533	5,422
Proceeds from sale of property	712	614
Investments in marketable securities	(534)	(445)
Other	1,142	1,513

Net cash used in investing activities	(257,013)	(294,790)

Piedmont Natural Gas Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended April 30
	2014	2013
Cash Flows from Financing Activities:
Borrowings under credit facility	$-	$10,000
Repayments under credit facility	-	(10,000)
Net repayments – commercial paper	(30,000)	(20,000)
Repayment of long-term debt	(100,000)	-
Expenses related to issuance of debt	(492)	(12)
Proceeds from issuance of common stock, net of expenses	47,290	92,286
Issuance of common stock through dividend reinvestment and employee stock plans	12,263	12,338
Dividends paid	(49,064)	(45,123)
Other	34	18

Net cash (used in) provided by financing activities	(119,969)	39,507

Net Increase in Cash and Cash Equivalents	5,784	12,942
Cash and Cash Equivalents at Beginning of Period	8,063	1,959

Cash and Cash Equivalents at End of Period	$13,847	$14,901

Cash Paid During the Year for:
Interest	$33,311	$23,720

Income Taxes:
Income taxes paid	$4,381	$1,352
Income taxes refunded	19	-

Income taxes, net	$4,362	$1,352

Noncash Investing and Financing Activities:
Accrued capital expenditures	$36,930	$54,120

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands except per share amounts)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Earnings		Total
	Shares	Amount
Balance, October 31, 2012	72,250	$442,461	$584,848	$(305)	$1,027,004
Net Income			141,713		141,713
Other Comprehensive Income				156	156
Common Stock Issued	3,470	107,280			107,280
Expenses from Issuance of Common Stock		(358)			(358)
Tax Benefit from Dividends Paid on ESOP Shares			59		59
Dividends Declared ($.61 per share)			(45,123)		(45,123)

Balance, April 30, 2013	75,720	$549,383	$681,497	$(149)	$1,230,731

Balance, October 31, 2013	76,099	$561,644	$627,236	$(284)	$1,188,596
Net Income			160,112		160,112
Other Comprehensive Income				304	304
Common Stock Issued	2,039	61,687			61,687
Expenses from Issuance of Common Stock		(12)			(12)
Tax Benefit from Dividends Paid on ESOP Shares			58		58
Dividends Declared ($.63 per share)			(49,064)		(49,064)

Balance, April 30, 2014	78,138	$623,319	$738,342	$20	$1,361,681

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

Seasonality and Use of Estimates

The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the statement of financial position at April 30, 2014 and October 31, 2013, the results of operations for the three months and six months ended April 30, 2014 and 2013, and cash flows and stockholders’ equity for the six months ended April 30, 2014 and 2013. Our business is seasonal in nature. The results of operations for the three months and six months ended April 30, 2014 do not necessarily reflect the results to be expected for the full year.

In accordance with GAAP, we make certain estimates and assumptions regarding reported amounts of assets, liabilities, revenues and expenses and the related disclosures, using historical experience and other assumptions that we believe are reasonable at the time. Our estimates may involve complex situations requiring a high degree of judgment in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, which are evaluated on a continual basis.

Significant Accounting Policies

Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2013. There were no significant changes to those accounting policies during the six months ended April 30, 2014.

Rate-Regulated Basis of Accounting

Our utility operations are subject to regulation with respect to rates, service area, accounting and various other matters by the regulatory commissions in the states in which we operate. The accounting regulations provide that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying these regulations, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to utility customers in future periods. Generally, regulatory assets are amortized to expense and regulatory liabilities are amortized to income over the period authorized by our regulators.

Our regulatory assets are recoverable through either base rates or rate riders specifically authorized by a state regulatory commission. Base rates are designed to provide both a recovery of cost and a return on investment during the period the rates are in effect. As such, all of our regulatory assets are subject to review by the respective state regulatory commissions during any future rate proceedings. In the event that accounting for the effects of regulation were no longer applicable, we would recognize a write-off of regulatory assets that would result in a charge to net income. While some regulatory liabilities would be written off, others would continue to be recorded as non-regulatory liabilities. Our utility operations continue to recover their costs through cost-based rates established by the state regulatory commissions. As a result, we believe that the accounting prescribed under rate-based regulation remains appropriate. It is our opinion that all regulatory assets are recoverable in current rates or future rate proceedings.

Regulatory assets and liabilities in the Condensed Consolidated Balance Sheets as of April 30, 2014 and October 31, 2013 are as follows.

In thousands	April 30, 2014	October 31, 2013

Regulatory Assets:
Current:
Unamortized debt expense	$1,384	$1,274
Amounts due from customers	14,414	66,321
Environmental costs	1,602	1,480
Deferred operations and maintenance expenses	916	739
Deferred pipeline integrity expenses	3,470	3,149
Deferred pension and other retirement benefit costs	2,769	2,768
Robeson liquefied natural gas (LNG) development costs	382	382
Other	522	1,091

Total current	25,459	77,204

Noncurrent:
Unamortized debt expense	13,832	14,149
Environmental costs	7,179	7,936
Deferred operations and maintenance expenses	5,099	5,637
Deferred pipeline integrity expenses	18,679	16,300
Deferred pension and other retirement benefit costs	20,177	17,968
Amounts not yet recognized as a component of pension and other retirement benefit costs	77,882	80,604
Regulatory cost of removal asset	23,795	22,974
Robeson LNG development costs	1,235	1,426
Other	1,866	2,108

Total noncurrent	169,744	169,102

Total	$195,203	$246,306

Regulatory Liabilities:
Current:
Amounts due to customers	$79,439	$-

Noncurrent:
Regulatory cost of removal obligations	501,672	493,111
Deferred income taxes	48,008	48,647
Amounts not yet recognized as a component of pension and other retirement benefit costs	131	139

Total noncurrent	549,811	541,897

Total	$629,250	$541,897

Inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with accounting regulations prescribed under rate-based regulation. For information on related party transactions, see Note 12 to the condensed consolidated financial statements in this Form 10-Q.

Fair Value Measurements

We have financial and nonfinancial assets and liabilities subject to fair value measurement. The financial assets and liabilities measured and carried at fair value in the Condensed Consolidated Balance Sheets are cash and cash equivalents, marketable securities held in rabbi trusts established for our deferred compensation plans and derivative assets and liabilities, if any, that are held for our utility operations. The carrying values of receivables, short-term debt, accounts payable, accrued interest and other current assets and liabilities approximate fair value as all amounts reported are to be collected or paid within one year. Our nonfinancial assets and liabilities include our qualified pension and postretirement plan assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets in accordance with employers’ accounting and related disclosures of postretirement plans.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or exit date. We utilize market data or assumptions that market participants would use in valuing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for fair value measurements and endeavor to utilize the best available information. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of our financial assets and liabilities are subject to potentially significant volatility based on changes in market prices, the portfolio valuation of our derivative contracts, as well as the maturity and settlement of those contracts, and subsequent newly originated transactions, each of which directly affects the estimated fair value of our financial instruments. We are able to classify fair value balances based on the observance of those inputs at the lowest level that is significant to the fair value measurement, in its entirety, in the fair value hierarchy levels as set forth in the fair value guidance.

For the fair value measurements of our derivatives and marketable securities, see Note 8 to the condensed consolidated financial statements in this Form 10-Q. For the fair value measurements of our benefit plan assets, see Note 9 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2013. For further information on our fair value methodologies, see “Fair Value Measurements” in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2013. There were no significant changes to these fair value methodologies during the three months ended April 30, 2014.

Recently Issued Accounting Guidance

In July 2013, the Financial Accounting Standards Board (FASB) issued accounting guidance on presenting an unrecognized tax benefit when net operating loss (NOL) carryforwards exist. The guidance was issued in an effort to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances outlined in the update. The amendments in the update are effective for annual periods, and interim periods within those periods, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance will have no impact on our financial position, results of operations or cash flows.

In May 2014, the FASB and the International Accounting Standards Board issued converged accounting guidance on the recognition of revenue from contracts with customers. Under the new standard, entities will recognize revenue to depict the transfer of goods and services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The disclosure requirements will provide information about the nature, amount, timing and uncertainty of revenue and cash flows from an entity’s contracts with customers. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those periods, which for us is our fiscal year 2018. We are currently evaluating the effect on our financial position, results of operations and cash flows.

2.	Regulatory Matters

In August 2013, we filed a petition with the Tennessee Regulatory Authority (TRA) seeking authority to implement an integrity management rider (IMR) to recover the costs of our capital investments that are made in compliance with federal and state safety and integrity management laws or regulations. We proposed that the rider be effective October 1, 2013 with an initial adjustment on January 1, 2014 of $13.1 million in annual margin revenue from tariff customers based on capital expenditures incurred through October 2013 and for rates to be updated annually outside of general rate cases for the return of and on these capital investments. In September 2013, the TRA issued an order suspending this proposed tariff through December 30, 2013. On November 27, 2013, we and the Tennessee Attorney General’s Consumer Advocate Division filed an IMR settlement with the TRA. A hearing on this matter was held December 18, 2013, and the TRA approved the IMR settlement as filed. A written order was issued May 13, 2014.

In August 2013, we filed an annual report with the TRA reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2013 under the Tennessee Incentive Plan (TIP). On February 20, 2014, the TRA Utilities Division Audit Staff (Audit Staff) submitted their report with which we concurred. On March 7, 2014, the TRA approved and adopted the Audit Staff’s report. The TRA’s written order was issued on April 1, 2014.

In August 2013, we filed an Actual Cost Adjustment (ACA) petition with the TRA to authorize us to make an adjustment to the deferred gas cost account for prior periods in the amount of a $3.7 million under collection. We are waiting on a ruling from the TRA at this time. We intend to file our ACA annual report for the twelve months ended June 30, 2013 upon resolution of this petition.

In January 2014, we filed a petition with the North Carolina Utilities Commission (NCUC) seeking authority to adjust rates effective February 1, 2014 under the IMR mechanism approved in the general rate case settlement agreement in December 2013. The IMR provides for annual adjustments to our rates every February 1 for capital investments in integrity and safety projects as of October 31 of the preceding year. On February 5, 2014, the NCUC approved as filed an IMR adjustment totaling $.8 million in annual margin revenues to be reflected in our rates to customers.

In February 2014, we filed a petition with the TRA to authorize us to amortize and refund $4.7 million to customers for recorded excess deferred taxes. We proposed to refund this amount to customers over three years. We are waiting on a ruling from the TRA at this time.

3.	Earnings per Share

We compute basic earnings per share (EPS) using the daily weighted average number of shares of common stock outstanding during each period. In the calculation of fully diluted EPS, shares of common stock to be issued under approved incentive compensation plans are contingently issuable shares, as determined by applying the treasury stock method, and are added to average common shares outstanding, resulting in a potential reduction in diluted EPS.

A reconciliation of basic and diluted EPS, which includes contingently issuable shares that could affect EPS if performance units ultimately vest or stock agreements settle, for the three months and six months ended April 30, 2014 and 2013 is presented below.

	Three Months		Six Months
In thousands except per share amounts	2014	2013	2014	2013

Net Income	$62,540	$55,790	$160,112	$141,713

Average shares of common stock outstanding for basic earnings per share	77,982	75,463	77,477	73,884
Contingently issuable shares under incentive compensation plans	309	314	325	333
Contingently issuable shares under forward sale agreements	-	127	-	84

Average shares of dilutive stock	78,291	75,904	77,802	74,301

Earnings Per Share of Common Stock:
Basic	$0.80	$0.74	$2.07	$1.92
Diluted	$0.80	$0.74	$2.06	$1.91

4.	Long-Term Debt Instruments

We have an open combined debt and equity shelf registration statement filed with the SEC in July 2011 that is available for future use until its expiration date of July 6, 2014. We intend to file a new shelf registration statement with the SEC on or prior to the expiration of the existing shelf. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used for general corporate purposes, including capital expenditures, additions to working capital, advances for or investments in our subsidiaries and for repurchases of shares of our common stock.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross default provisions in all of our debt agreements.

5.	Short-Term Debt Instruments

We have an $850 million five-year revolving syndicated credit facility that expires on October 1, 2017. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount. The facility provides a line of credit for letters of credit of $10 million, of which $1.8 million and $2.1 million were issued and outstanding as of April 30, 2014 and October 31, 2013, respectively. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day London Interbank Offered Rate (LIBOR) plus from 75 to 125 basis points, based on our credit ratings. Amounts borrowed are continuously renewable until the expiration of the facility in 2017 provided that we are in compliance with all terms of the agreement.

We have an $850 million unsecured commercial paper (CP) program that is backstopped by the revolving syndicated credit facility. The amounts outstanding under the revolving syndicated credit facility and the CP program, either individually or in the aggregate, cannot exceed $850 million. The notes issued under the CP program may have maturities not to exceed 397 days from the date of issuance and bear interest based on, among other things, the size and maturity date of the note, the frequency of the issuance and our credit ratings, plus a spread of 5 basis points. Any borrowings under the CP program rank equally with our other unsubordinated and unsecured debt. The notes under the CP program are not registered and are offered and issued pursuant to an exemption from registration. Due to the seasonal nature of our business, amounts borrowed can vary significantly during the period.

As of April 30, 2014, we had $370 million of notes outstanding under the CP program, as included in “Short-term debt” in “Current Liabilities” in the Condensed Consolidated Balance Sheets with original maturities ranging from 7 to 14 days from their dates of issuance at a weighted average interest rate of .14%. As of October 31, 2013, our outstanding notes under the CP program, included in the Condensed Consolidated Balance Sheets as stated above, were $400 million.

We did not have any borrowings under the revolving syndicated credit facility for the three or six months ended April 30, 2014. A summary of the short-term debt activity under our CP program for the three months and six months ended April 30, 2014 is as follows.

In millions	Three Months	Six Months
Minimum amount outstanding during period	$325	$325
Maximum amount outstanding during period	$580	$625
Minimum interest rate during period	.10%	.10%
Maximum interest rate during period	.25%	.43%
Weighted average interest rate during period	.17%	.22%

Our five-year revolving syndicated credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%. At April 30, 2014, our actual ratio was 53%.

6.	Stockholders’ Equity

Capital Stock

Changes in common stock for the six months ended April 30, 2014 are as follows.

In thousands	Shares	Amount
Balance, October 31, 2013	76,099	$561,644
Issued to participants in the Employee Stock Purchase Plan (ESPP)	18	566
Issued to the Dividend Reinvestment and Stock Purchase Plan	330	10,826
Issued to participants in the Incentive Compensation Plan (ICP)	91	2,993
Issued through forward sale agreements, net of expenses	1,600	47,290

Balance, April 30, 2014	78,138	$623,319

Cash dividends paid per share of common stock for the three months and six months ended April 30, 2014 and 2013 are as follows.

	Three Months		Six Months
	2014	2013	2014	2013

Cash dividends paid per share of common stock	$.32	$.31	$.63	$.61

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) (OCIL) is a part of our accumulated OCIL and is comprised of hedging activities from our equity method investments. For further information on these hedging activities by our equity method investments, see Note 12 to the condensed consolidated financial statements in this Form 10-Q. Changes in each component of accumulated OCIL are presented below for the three months and six months ended April 30, 2014 and 2013.

	Changes in Accumulated OCIL(1)
	Three Months		Six Months
In thousands	2014	2013	2014	2013
Accumulated OCIL beginning balance, net of tax	$27	$(463)	$(284)	$(305)

OCIL before reclassifications, net of tax	352	238	526	59
Amounts reclassified from accumulated OCIL, net of tax	(359)	76	(222)	97

Total current period activity, net of tax	(7)	314	304	156

Accumulated OCIL ending balance, net of tax	$20	$(149)	$20	$(149)

(1) Amounts in parentheses indicate debits to accumulated OCIL.

A reconciliation of the effect on certain line items of net income on amounts reclassified out of each component of accumulated OCIL is presented below for the three months and six months ended April 30, 2014 and 2013.

	Reclassification Out of Accumulated OCIL (1)				Affected Line Items on Condensed Statements of Comprehensive Income
	Three Months		Six Months
In thousands	2014	2013	2014	2013
Hedging activities of equity method investments	$587	$(125)	$362	$(160)	Income from equity method investments
Income tax expense	(228)	49	(140)	63	Income taxes

Total reclassification for the period, net of tax	$359	$(76)	$222	$(97)

(1) Amounts in parentheses indicate credits to accumulated OCIL.

7.	Marketable Securities

We have marketable securities that are invested in money market and mutual funds that are liquid and actively traded on the exchanges. These securities are assets that are held in rabbi trusts established for our deferred compensation plans. For further information on the deferred compensation plans, see Note 10 to the condensed consolidated financial statements in this Form 10-Q.

We have classified these marketable securities as trading securities since their inception as the assets are held in rabbi trusts. Trading securities are recorded at fair value on the Condensed Consolidated Balance Sheets with any gains or losses recognized currently in earnings. We do not intend to engage in active trading of the securities, and participants in the deferred compensation plans may redirect their investments at any time. We have matched the current portion of the deferred compensation liability with the current asset and the noncurrent deferred compensation liability with the noncurrent asset; the current asset portion is included in “Other current assets” in “Current Assets” in the Condensed Consolidated Balance Sheets.

The money market investments in the trust approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on quoted market prices as traded on the exchanges. The composition of these securities as of April 30, 2014 and October 31, 2013 is as follows.

	April 30, 2014		October 31, 2013
In thousands	Cost	Fair Value	Cost	Fair Value

Current trading securities:
Money markets	$22	$22	$-	$-
Mutual funds	172	279	134	199

Total current trading securities	194	301	134	199

Noncurrent trading securities:
Money markets	452	452	380	380
Mutual funds	2,471	3,105	1,995	2,615

Total noncurrent trading securities	2,923	3,557	2,375	2,995

Total trading securities	$3,117	$3,858	$2,509	$3,194

8.	Financial Instruments and Related Fair Value

Derivative Assets and Liabilities under Master Netting Arrangements

We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts of our derivative instruments. We use long position gas purchase options to provide some level of protection for our customers in the event of significant commodity price increases. As of April 30, 2014 and October 31, 2013, we had long gas purchase options providing total coverage of 4.6 million dekatherms and 25.4 million dekatherms, respectively. The long gas purchase options held at April 30, 2014 are for the period from June 2014 through October 2014.

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

The following table sets forth, by level of the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis as of April 30, 2014 and October 31, 2013. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the three months ended April 30, 2014 and 2013. We present our derivative positions at fair value on a gross basis and have only asset positions for all periods presented for the fair value of purchased call options held for our utility operations. There are no derivative contracts in a liability position, and we have posted no cash collateral nor received any cash collateral under our master netting arrangements. Therefore, we have no offsetting disclosures for financial assets or liabilities for our derivatives held for utility operations. Our derivatives held for utility operations are held with one broker as our counterparty.

Recurring Fair Value Measurements as of April 30, 2014

In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Collateral Receivables / Payables	Total Carrying Value
Assets:
Derivatives held for utility operations	$2,001	$-	$-	$-	$2,001
Debt and equity securities held as trading securities:
Money markets	474	-	-	-	474
Mutual funds	3,384	-	-	-	3,384

Total fair value assets	$5,859	$-	$-	$-	$5,859

Recurring Fair Value Measurements as of October 31, 2013

In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Collateral Receivables / Payables	Total Carrying Value
Assets:
Derivatives held for utility operations	$1,834	$-	$-	$-	$1,834
Debt and equity securities held as trading securities:
Money markets	380	-	-	-	380
Mutual funds	2,814	-	-	-	2,814

Total fair value assets	$5,028	$-	$-	$-	$5,028

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

In thousands	Carrying Amount *	Fair Value

As of April 30, 2014	$1,175,000	$1,321,226
As of October 31, 2013	1,275,000	1,409,892

* Excludes discount on issuance of notes of $140 and $143 as of April 30, 2014 and October 31, 2013, respectively.

Quantitative and Qualitative Disclosures

The costs of our financial price hedging options for natural gas and all other costs related to hedging activities of our regulated gas costs are recorded in accordance with our regulatory tariffs approved by our state regulatory commissions, and thus are not accounted for as designated hedging instruments under derivative accounting standards. As required by the accounting guidance, the fair value of our financial options is presented on a gross basis with only asset positions for all periods presented. There are no derivative contracts in a liability position, and we have posted no cash collateral nor received any cash collateral under our master netting arrangements; therefore, we have no offsetting disclosures for financial assets or liabilities for our financial option derivatives.

The following table presents the fair value and balance sheet classification of our financial options for natural gas as of April 30, 2014 and October 31, 2013.

Fair Value of Derivative Instruments

In thousands	Fair Value April 30, 2014	Fair Value October 31, 2013

Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:

Asset Financial Instruments:
Current Assets – Gas purchase derivative assets (June 2014-October 2014)	$2,001

Current Assets – Gas purchase derivative assets (December 2013-October 2014)		$1,834

We purchase natural gas for our regulated operations for resale under tariffs approved by state regulatory commissions. We recover the cost of gas purchased for regulated operations through PGA procedures. Our risk management policies allow us to use financial instruments to hedge commodity price risks, but not for speculative trading. The strategy and objective of our hedging programs are to use these financial instruments to reduce gas cost volatility for our customers. Accordingly, the operation of the hedging programs on the regulated utility segment as a result of the use of these financial derivatives is initially deferred as amounts due from customers included as “Regulatory Assets” or amounts due to customers included as “Regulatory Liabilities” in Note 1 to the condensed consolidated financial statements and recognized in the Condensed Consolidated Statements of Comprehensive Income as a component of “Cost of Gas” when the related costs are recovered through our rates.

The following table presents the impact that financial instruments not designated as hedging instruments under derivative accounting standards would have had on the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended April 30, 2014 and 2013, absent the regulatory treatment under our approved PGA procedures.

In thousands	Amount of Gain (Loss) Recognized on Derivatives and Deferred Under PGA Procedures				Location of Gain (Loss) Recognized through PGA Procedures
	Three Months Ended April 30		Six Months Ended April 30
	2014	2013	2014	2013

Gas purchase options	$3,297	$(1,816)	$7,826	$(4,291)	Cost of Gas

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

We enter into contracts with third parties to buy and sell natural gas. A significant portion of these transactions are with, or are associated with, energy producers, utility companies, off-system municipalities and natural gas marketers. The amount included in “Trade accounts receivable” in “Current Assets” in the Condensed Consolidated Balance Sheets attributable to these entities amounted to $3.1 million, or approximately 2% of our gross trade accounts receivable at April 30, 2014. Our policy requires counterparties to have an investment-grade credit rating at the time of the contract, or in situations where counterparties do not have investment-grade or functionally equivalent credit ratings, our policy requires credit enhancements that include letters of credit or parental guaranties. In either circumstance, the policy specifies limits on the contract amount and duration based on the counterparty’s credit rating and/or credit support. In order to minimize our exposure, we continually re-evaluate third-party creditworthiness and market conditions and modify our requirements accordingly.

We also enter into contracts with third parties to manage some of our supply and capacity assets for the purpose of maximizing their value. These arrangements include a counterparty credit evaluation according to our policy described above prior to contract execution and typically have durations of one year or less. In the event that a party is unable to perform under these arrangements, we have exposure to satisfy our underlying supply or demand contractual obligations that were incurred while under the management of this third party. We believe, based on our credit policies as of April 30, 2014, that our financial position, results of operations and cash flows will not be materially affected as a result of nonperformance by any single counterparty.

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

Long-term Contracts

We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. Costs arising from the gas supply commodity and capacity commitments, while significant, are pass-through costs to our customers and are generally fully recoverable through our PGA procedures and prudence reviews in North Carolina and South Carolina and under the TIP in Tennessee. The time periods for pipeline and storage capacity contracts are up to twenty-one years. The time periods for gas supply contracts are up to three years. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service are up to five years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles, equipment and contractors.

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

Letters of Credit

We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $1.8 million in letters of credit that were issued and outstanding as of April 30, 2014. Additional information concerning letters of credit is included in Note 5 to the condensed consolidated financial statements in this Form 10-Q.

Environmental Matters

Our three regulatory commissions have authorized us to utilize deferral accounting in connection with environmental costs. Accordingly, we have established regulatory assets for actual environmental costs incurred and for estimated environmental liabilities recorded. There were no material changes in the status of environmental-related matters during the six months ended April 30, 2014.

As of April 30, 2014, our estimated undiscounted environmental liability totaled $1.2 million and consisted of $1.1 million for manufactured gas production sites for which we retain remediation responsibility and $.1 million for groundwater remediation at our Huntersville LNG site, LNG facilities and underground storage tanks not yet remediated. The costs we reasonably expect to incur are estimated using assumptions based on actual costs incurred, the timing of future payments and inflation factors, among others.

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

Components of the net periodic benefit cost for our defined benefit pension plans and our other postretirement employee benefits (OPEB) plan for the three months ended April 30, 2014 and 2013 are presented below.

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

Components of the net periodic benefit cost for our defined benefit pension plans and our OPEB plan for the six months ended April 30, 2014 and 2013 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2014	2013	2014	2013	2014	2013

Service cost	$5,500	$6,300	$-	$-	$554	$663
Interest cost	5,900	4,950	90	79	724	565
Expected return on plan assets	(11,400)	(10,600)	-	-	(915)	(832)
Amortization of transition obligation	-	-	-	-	-	334
Amortization of prior service (credit) cost	(1,100)	(1,100)	41	40	-	-
Amortization of actuarial loss	3,750	5,500	23	80	-	-

Total	$2,650	$5,050	$154	$199	$363	$730

In November 2013, we contributed $20 million to the qualified pension plan, and in January 2014, we contributed $.9 million to the money purchase pension plan. During the six months ended April 30, 2014, we contributed $.2 million to the nonqualified pension plans. We anticipate that we will contribute the following amounts to our plans in 2014.

In thousands

Nonqualified pension plans	$232
OPEB plan	1,500

We have a non-qualified defined contribution restoration plan (DCR plan) for all officers at the vice president level and above where benefits payable under the plan are informally funded annually through a rabbi trust with a bank as the trustee. For the six months ended April 30, 2014, we contributed $.5 million to this plan. Participants may not contribute to the DCR plan. We have a voluntary deferral plan for the benefit of all director-level employees and officers, where we make no contributions to this plan. Both deferred compensation plans are funded through rabbi trusts with a bank as the trustee. As of April 30, 2014, we have a liability of $4 million for these plans.

See Note 7 and Note 8 to the condensed consolidated financial statements in this Form 10-Q for information on the investments in marketable securities that are held in the trusts.

11.	Employee Share-Based Plans

Under our shareholder approved ICP, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year incentive plan performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months and six months ended April 30, 2014 and 2013, we recorded compensation expense, and as of April 30, 2014 and October 31, 2013, we accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

In December 2010, a long-term retention stock unit award under the ICP (where a stock unit equals one share of our common stock upon vesting) was approved for eligible officers and other participants to support our succession planning and retention strategies. This retention stock unit award vested for participants who met the retention requirements at the end of the three-year period ending in December 2013 and settled in the same month with payment in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. We recorded compensation expense for the three months and six months ended April 30, 2013 and a liability as of October 31, 2013 with compensation expense recorded in fiscal 2014 until December 2013 when the award was settled. The liability, which we accrued for this award based on the fair market value of our stock at the end of each quarter, was re-measured to market value in December 2013, the settlement date.

Also under our approved ICP, 64,700 unvested retention stock units were granted to our President and Chief Executive Officer in December 2011. During the five-year vesting period, any dividend equivalents will accrue on these stock units and be converted into additional units at the same rate and based on the closing price on the same payment date as dividends on our common stock. The stock units will vest, payable in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation, over a five-year period only if he is an employee on each vesting date. In accordance with the vesting schedule, 20% of the units vest on December 15, 2014, 30% of the units vest on December 15, 2015 and 50% of the units vest on December 15, 2016. For the three months and six months ended April 30, 2014 and 2013, we recorded compensation expense, and as of April 30, 2014 and October 31, 2013, we accrued a liability for this award based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value at the settlement date.

At the time of distribution of awards under the ICP, the number of shares issuable is reduced by the withholdings for payment of applicable income taxes for each participant. The participant may elect income tax withholdings at or above the minimum statutory withholding requirements. The maximum withholdings allowed is 50%. To date, shares withheld for payment of applicable income taxes have been immaterial. We present these net shares issued in the Condensed Consolidated Statements of Stockholders’ Equity and in Note 6 to the condensed consolidated financial statements in this Form 10-Q.

The compensation expense related to the incentive compensation plans for the three months and six months ended April 30, 2014 and 2013, and the amounts recorded as liabilities in “Other noncurrent liabilities” in “Noncurrent Liabilities” with the current portion recorded in “Other current liabilities” in “Current Liabilities” in the Condensed Consolidated Balance Sheets as of April 30, 2014 and October 31, 2013 are presented below.

	Three Months		Six Months
In thousands	2014	2013	2014	2013

Compensation expense	$2,103	$1,801	$4,203	$3,657

	April 30, 2014	October 31, 2013

Liability	$11,282	$11,098

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

We have related party transactions as a transportation customer of Cardinal, and we record the transportation costs charged by Cardinal in “Cost of Gas” in the Condensed Consolidated Statements of Comprehensive Income. For each period of the three months and six months ended April 30, 2014 and 2013, these transportation costs and the amounts we owed Cardinal as of April 30, 2014 and October 31, 2013 are as follows.

	Three Months		Six Months
In thousands	2014	2013	2014	2013

Transportation costs	$2,164	$2,155	$4,404	$4,294

	April 30, 2014	October 31, 2013

Trade accounts payable	$727	$755

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

We have related party transactions as a customer of Pine Needle, and we record the storage costs charged by Pine Needle in “Cost of Gas” in the Condensed Consolidated Statements of Comprehensive Income. For each period of the three months and six months ended April 30, 2014 and 2013, these gas storage costs and the amounts we owed Pine Needle as of April 30, 2014 and October 31, 2013 are as follows.

	Three Months		Six Months
In thousands	2014	2013	2014	2013

Gas storage costs	$2,701	$2,730	$5,494	$5,516

	April 30, 2014	October 31, 2013

Trade accounts payable	$910	$940

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

We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record the amounts billed to SouthStar in “Operating Revenues” in the Condensed Consolidated Statements of Comprehensive Income. For each period of the three months and six months ended April 30, 2014 and 2013, our operating revenues from these sales and the amounts SouthStar owed us as of April 30, 2014 and October 31, 2013 are as follows.

	Three Months		Six Months
In thousands	2014	2013	2014	2013

Operating revenues	$475	$592	$907	$583

	April 30, 2014	October 31, 2013

Trade accounts receivable	$539	$441

Hardy Storage Company, LLC

We own 50% of the membership interests in Hardy Storage Company, LLC (Hardy Storage), a West Virginia limited liability company. Hardy Storage owns and operates an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia, that is regulated by the FERC.

We have related party transactions as a customer of Hardy Storage, and we record the storage costs charged by Hardy Storage in “Cost of Gas” in the Condensed Consolidated Statements of Comprehensive Income. For each period of the three months and six months ended April 30, 2014 and 2013, these gas storage costs and the amounts we owed Hardy Storage as of April 30, 2014 and October 31, 2013 are as follows.

	Three Months		Six Months
In thousands	2014	2013	2014	2013

Gas storage costs	$2,392	$2,425	$4,817	$4,851

	April 30, 2014	October 31, 2013

Trade accounts payable	$774	$808

Constitution Pipeline Company, LLC

We own 24% of the membership interests in Constitution Pipeline Company, LLC (Constitution), a Delaware limited liability company. A subsidiary of The Williams Companies is the operator of the project. The purpose of the joint venture is to develop, construct, own and operate approximately 120 miles of interstate natural gas pipeline and related facilities connecting shale natural gas supplies and gathering systems in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost approximately $680 million in total. Our contributions for the quarter and fiscal year 2014 were $8.6 million and $18.6 million, respectively, with our total equity contribution for the project totaling $34.5 million to date.

13.	Variable Interest Entities

As of April 30, 2014, we have determined that we are not the primary beneficiary under variable interest entity (VIE) accounting guidance in any of our equity method investments, as discussed in Note 12 to the condensed consolidated financial statements in this Form 10-Q. Based on our involvement in these investments, we do not have the power to direct the activities of these investments that most significantly impact the VIE’s economic performance. As we are not the consolidating investor, we will continue to apply equity method accounting to these investments. Our maximum loss exposure related to these equity method investments is limited to our equity investment in each entity. As of April 30, 2014 and October 31, 2013, our investment balances are as follows.

In thousands	April 30, 2014	October 31, 2013

Cardinal	$16,573	$18,207
Pine Needle	19,278	20,270
SouthStar	39,796	38,372
Hardy Storage	35,584	34,681
Constitution	36,226	16,939

Total equity method investments in non-utility activities	$147,457	$128,469

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

We have two reportable business segments, regulated utility and non-utility activities. Our segments are identified based on products and services, regulatory environments and our current corporate organization and business decision-making activities. The regulated utility segment is the gas distribution business, where we include the operations of merchandising and its related service work and home warranty programs, with activities conducted by the parent company. Although the operations of our regulated utility segment are located in three states under the jurisdiction of individual state regulatory commissions, the operations are managed as one unit having similar economic and risk characteristics within one company. Operations of our non-utility activities segment are comprised of our equity method investments in joint ventures that are held by our wholly owned subsidiaries.

Operations of the regulated utility segment are reflected in “Operating Income” in the Condensed Consolidated Statements of Comprehensive Income. Operations of the non-utility activities segment are included in the Condensed Consolidated Statements of Comprehensive Income in “Other Income (Expense)” in “Income from equity method investments” and “Non-operating income.”

Our chief operating decision maker is the executive management team. We produce consolidated financial information internally that is supplemented with separate non-utility activity reporting that is used regularly to make operating decisions and assess performance of the two business segments. We evaluate the performance of the regulated utility segment based on margin, operations and maintenance expenses and operating income. We evaluate the performance of the non-utility activities segment based on earnings from and our cash flows in the ventures. The basis of segmentation and the basis of the measurement of segment profit or loss are the same as reported in the Consolidated Financial Statements in our Form 10-K for the year ended October 31, 2013.

Operations by segment for the three months and six months ended April 30, 2014 and 2013 are presented below.

In thousands	Regulated Utility		Non-utility Activities		Total
	2014	2013	2014	2013	2014	2013

Three Months
Revenues from external customers	$462,247	$399,411	$-	$-	$462,247	$399,411
Margin	211,523	183,856	-	-	211,523	183,856
Operations and maintenance expenses	70,193	65,037	21	66	70,214	65,103
Income from equity method investments	-	-	14,360	12,437	14,360	12,437
Operating income (loss) before income taxes	103,489	82,884	(25)	(70)	103,464	82,814
Income before income taxes	88,999	79,678	14,335	12,367	103,334	92,045

Six Months
Revenues from external customers	$1,119,980	$915,286	$-	$-	$1,119,980	$915,286
Margin	473,035	415,480	-	-	473,035	415,480
Operations and maintenance expenses	130,832	120,919	46	120	130,878	121,039
Income from equity method investments	-	-	24,302	19,592	24,302	19,592
Operating income (loss) before income taxes	265,610	222,396	(133)	(205)	265,477	222,191
Income before income taxes	240,268	214,555	24,168	19,386	264,436	233,941

Reconciliations to the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended April 30, 2014 and 2013 are presented below.

In thousands	Three Months		Six Months
	2014	2013	2014	2013

Operating Income:
Segment operating income before income taxes	$103,464	$82,814	$265,477	$222,191
Utility income taxes	(36,190)	(31,380)	(95,992)	(84,679)
Non-utility activities before income taxes	25	70	133	205

Operating income	$67,299	$51,504	$169,618	$137,717

Net Income:
Income before income taxes for reportable segments	$103,334	$92,045	$264,436	$233,941
Income taxes	(40,794)	(36,255)	(104,324)	(92,228)

Net income	$62,540	$55,790	$160,112	$141,713

15.	Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes in this Form 10-Q, as well as with our Form 10-K for the year ended October 31, 2013. Results for interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

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

We operate with two reportable business segments, regulated utility and non-utility activities, with the regulated utility segment being the largest. Our utility operations are regulated by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina and the Tennessee Regulatory Authority (TRA) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. The NCUC also regulates us as to the issuance of long-term debt and equity securities. Factors critical to the success of the regulated utility include operating a safe and reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The non-utility activities segment consists of our equity method investments in joint venture, energy-related businesses. For further information on equity method investments and business segments, see Note 12 and Note 14, respectively, to the condensed consolidated financial statements in this Form 10-Q. The percentages of the assets as of April 30, 2014 and earnings before taxes by segments for the six months ended April 30, 2014 are presented below.

	Assets	Earnings Before Taxes

Regulated Utility	97%	91%

Non-utility Activities:
Regulated non-utility activities	2%	2%
Unregulated non-utility activities	1%	7%

Total non-utility activities	3%	9%

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

In North Carolina, we have a margin decoupling mechanism that provides for the recovery of our approved margin from residential and commercial customers on an annual basis independent of consumption patterns. The margin decoupling mechanism provides for semi-annual rate adjustments to refund any over-collection of margin or to recover any under-collection of margin. In South Carolina, we operate under a RSA tariff mechanism that achieves the objectives of margin decoupling for residential and commercial customers with a one year lag. Under the RSA tariff mechanism, we reset our rates in South Carolina based on updated costs and revenues on an annual basis. We also have a weather normalization adjustment (WNA) mechanism for residential and commercial customers in South Carolina for bills rendered during the months of November through March and in Tennessee for bills rendered during the months of October through April that partially offsets the impact of colder- or warmer-than-normal winter weather. Our WNA formulas calculate the actual weather variance from normal, using 30 years of history, and increases revenues when weather is warmer than normal and decreases revenues when weather is colder than normal. The WNA formulas do not ensure full recovery of approved margin during periods when customer consumption patterns vary from those used to establish the WNA factors and when weather is significantly warmer than normal or colder than normal. With approval in North Carolina and Tennessee in December 2013, we have IMRs that separately track and recover, on an annual basis outside general rate cases, costs associated with capital expenditures to comply with pipeline safety and integrity requirements. The Tennessee IMR rate adjustment was recognized in earnings beginning in January 2014, and the North Carolina IMR was recognized in earnings beginning in February 2014.

In all three states, the gas cost portion of our costs is recoverable through purchased gas adjustment (PGA) procedures and is not affected by the margin decoupling mechanism or the WNA mechanism. Through the use of various tariff mechanisms and fixed-rate contracts, we are able to achieve a higher degree of margin stabilization. For further information on state commission regulation, see Note 2 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2013. The following table presents the breakdown of our gas utility margin for the six months ended April 30, 2014.

Fixed margin (from margin decoupling in North Carolina, facilities charges to our customers, IMRs and fixed-rate contracts)	69%
Semi-fixed margin (RSA in South Carolina and WNA in South Carolina and Tennessee)	19%
Volumetric or periodic renegotiation	12%

Total	100%

Our long-term strategic directives shape our annual business objectives and focus on our customers, our communities, our employees and our shareholders. They also reflect what we believe are the inherent advantages of natural gas compared to other types of energy. Our seven foundational strategic priorities are as follows:

•	Promote the benefits of natural gas,
•	Expand our core natural gas and complementary energy-related businesses to enhance shareholder value,
•	Be the energy service provider of choice,
•	Achieve excellence in customer service every time,
•	Preserve financial strength and flexibility,
•	Execute sustainable business practices, and
•	Enhance our healthy high performance culture.

With a focus on these priorities, we believe we will enhance long-term shareholder value. For a full discussion of our strategy and focus areas, see “Our Strategies” in Item 1. Business in our Form 10-K for the year ended October 31, 2013.

Executive Summary

Financial Performance – Quarter Ended 2014 Compared with Quarter 2013

We reported net income of $62.5 million for the three months ended April 30, 2014 as compared to $55.8 million for the same period in 2013. The following tables provide a comparison of the components of comprehensive income and statistical information for the three months ended April 30, 2014 as compared with the three months ended April 30, 2013.

Comprehensive Income Statement Components

	Three Months Ended April 30		Variance	Percent Change
In thousands, except per share amounts	2014	2013
Operating Revenues	$462,247	$399,411	$62,836	15.7%
Cost of Gas	250,724	215,555	35,169	16.3%

Margin	211,523	183,856	27,667	15.0%

Operations and Maintenance	70,193	65,037	5,156	7.9%
Depreciation	28,344	26,867	1,477	5.5%
General Taxes	9,497	9,068	429	4.7%
Utility Income Taxes	36,190	31,380	4,810	15.3%

Total Operating Expenses	144,224	132,352	11,872	9.0%

Operating Income	67,299	51,504	15,795	30.7%
Other Income (Expense), net of tax	7,268	7,608	(340)	(4.5)%
Utility Interest Charges	12,027	3,322	8,705	262.0%

Net Income	$62,540	$55,790	$6,750	12.1%

Average Shares of Common Stock:
Basic	77,982	75,463	2,519	3.3%
Diluted	78,291	75,904	2,387	3.1%

Earnings Per Share of Common Stock:
Basic	$0.80	$0.74	$0.06	8.1%
Diluted	$0.80	$0.74	$0.06	8.1%

Margin by Customer Class

	Three Months Ended April 30
In thousands	2014		2013
Sales and Transportation:
Residential	$114,290	54%	$104,206	57%
Commercial	51,836	25%	46,513	25%
Industrial	12,639	6%	15,075	8%
Power Generation	19,398	9%	10,184	6%
For Resale	2,149	1%	2,037	1%

Total	200,312	95%	178,015	97%
Secondary Market Sales	6,566	3%	1,975	1%
Miscellaneous	4,645	2%	3,866	2%

Total	$211,523	100%	$183,856	100%

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended April 30
	2014	2013	Variance	Percent Change
Deliveries in Dekatherms (in thousands):
Residential	22,015	22,283	(268)	(1.2)%
Commercial	13,678	13,515	163	1.2%
Industrial	25,786	25,754	32	0.1%
Power Generation	39,387	45,042	(5,655)	(12.6)%
For Resale	2,356	2,290	66	2.9%

Throughput	103,222	108,884	(5,662)	(5.2)%

Secondary Market Volumes	7,300	14,319	(7,019)	(49.0)%

Customers Billed (at period end)	1,014,167	1,000,133	14,034	1.4%
Gross Residential, Commercial and Industrial Customer Additions	3,718	3,048	670	22.0%

Degree Days
Actual	1,294	1,418	(124)	(8.7)%
Normal	1,178	1,180	(2.0)	(0.2)%
Percent colder than normal	9.8%	20.2%	n/a	n/a

Number of Employees (at period end)	1,827	1,765	62	3.5%

We ended our second quarter with a 12% increase in net income. Margin increased 15% due to the following: customer growth, new rates effective January 1, 2014 in North Carolina under a rate case settlement and the Tennessee and North Carolina IMR rate adjustments, transportation services under a new power generation delivery contract and higher margin sales from secondary market activity, partially offset by a change in cost allocation and rate design of industrial customers as a result of the rate case settlement in North Carolina. The margin earned from power generation customers is largely based on fixed monthly demand charge contracts and does not vary significantly based on the volumes transported. Operations and maintenance (O&M) expenses and depreciation expense increased 8% and 6%, respectively. The increase in O&M expenses was related to increases in payroll and regulatory expenses, partially offset by decreased pension expense. Depreciation was higher due to increases in plant in service from our capital expansion program, particularly related to system integrity and infrastructure investments and an investment to serve a new power generation customer. Other Income (Expense) decreased 5% due to a write-off of an investment that had been accounted for under the cost method, offset by an increase in income from equity method investments, primarily from our SouthStar Energy Services LLC (SouthStar) joint venture. Utility interest charges increased 262% from increases in long-term debt outstanding, a decrease in capitalized interest recorded as income and the recording of interest expense on amounts due to customers.

Financial Performance – Six Months Ended 2014 Compared with Six Months Ended 2013

We reported net income of $160.1 million for the six months ended April 30, 2014 as compared to $141.7 million for the same period in 2013. The following tables provide a comparison of the components of comprehensive income and statistical information for the six months ended April 30, 2014 as compared with the six months ended April 30, 2013.

Comprehensive Income Statement Components

	Six Months Ended April 30		Variance	Percent Change
In thousands, except per share amounts	2014	2013
Operating Revenues	$1,119,980	$915,286	$204,694	22.4%
Cost of Gas	646,945	499,806	147,139	29.4%

Margin	473,035	415,480	57,555	13.9%

Operations and Maintenance	130,832	120,919	9,913	8.2%
Depreciation	57,987	53,569	4,418	8.2%
General Taxes	18,606	18,596	10	0.1%
Utility Income Taxes	95,992	84,679	11,313	13.4%

Total Operating Expenses	303,417	277,763	25,654	9.2%

Operating Income	169,618	137,717	31,901	23.2%
Other Income (Expense), net of tax	13,123	11,775	1,348	11.4%
Utility Interest Charges	22,629	7,779	14,850	190.9%

Net Income	$160,112	$141,713	$18,399	13.0%

Average Shares of Common Stock:
Basic	77,477	73,884	3,593	4.9%
Diluted	77,802	74,301	3,501	4.7%

Earnings Per Share of Common Stock:
Basic	$2.07	$1.92	$0.15	7.8%
Diluted	$2.06	$1.91	$0.15	7.9%

Margin by Customer Class

	Six Months Ended April 30
In thousands	2014		2013
Sales and Transportation:
Residential	$258,516	55%	$242,120	58%
Commercial	115,225	24%	106,367	26%
Industrial	28,434	6%	31,406	8%
Power Generation	38,953	8%	20,300	5%
For Resale	4,356	1%	4,144	1%

Total	445,484	94%	404,337	98%
Secondary Market Sales	20,586	4%	5,288	1%
Miscellaneous	6,965	2%	5,855	1%

Total	$473,035	100%	$415,480	100%

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Six Months Ended April 30
	2014	2013	Variance	Percent Change
Deliveries in Dekatherms (in thousands):
Residential	55,829	48,600	7,229	14.9%
Commercial	32,789	28,257	4,532	16.0%
Industrial	52,633	51,427	1,206	2.3%
Power Generation	93,963	83,693	10,270	12.3%
For Resale	5,147	4,855	292	6.0%

Throughput	240,361	216,832	23,529	10.9%

Secondary Market Volumes	16,403	30,666	(14,263)	(46.5)%

Customers Billed (at period end)	1,014,167	1,000,133	14,034	1.4%
Gross Residential, Commercial and Industrial Customer Additions	7,955	6,800	1,155	17.0%

Degree Days
Actual	3,358	3,109	249	8.0%
Normal	3,021	3,029	(8)	(0.3)%
Percent colder than normal	11.2%	2.6%	n/a	n/a

Number of Employees (at period end)	1,827	1,765	62	3.5%

We ended the first two quarters of fiscal year 2014 with a 13% increase in net income. Margin increased 14% due to the following: customer growth, higher volumes delivered to residential and commercial customers due to colder weather and new rates effective January 1, 2014 in North Carolina under a rate case settlement and the Tennessee and North Carolina IMR rate adjustments, transportation services under a new power generation delivery contract and higher margin sales from secondary market activity, partially offset by a change in cost allocation and rate design of industrial customers as a result of the rate case settlement in North Carolina. O&M expenses and depreciation expense both increased 8%. The increase in O&M expenses was related to increases in payroll, employee benefits and regulatory expenses, partially offset by decreased pension expense. Depreciation was higher due to increases in plant in service from our capital expansion program, as discussed above for the quarter. Other Income (Expense) increased 11% due to an increase in income from equity method investments, primarily from our SouthStar joint venture, partially offset by a write-off of an investment that had been accounted for under the cost method. Utility interest charges increased 191% from increases in long-term debt outstanding, a decrease in capitalized interest recorded as income and the recording of interest expense on amounts due to customers.

Business Summary

Our performance for the three months and six months ended April 30, 2014 reflects our continued focus on the execution of our long-term business strategy. As discussed above, financial performance was incremental for the period with increased earnings from power generation customers and secondary market activity, supplemented by earnings from equity method investments.

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

We issued 1.6 million common shares in December 2013 under forward sale agreements (FSAs) entered into in February 2013, receiving net proceeds of $47.3 million. For further information on this transaction, see the following discussion of “Cash Flows from Financing Activities.”

Customer Growth – We continued to add customers during the current period compared to the prior year period. Affordable and stable wholesale natural gas costs continued to favorably position natural gas relative to other energy sources. With continued improvement in economic conditions resulting in growth in both the residential and commercial markets and targeted marketing programs on the benefits of natural gas, total new customers increased during the six months ended April 30, 2014 as compared to the same period in 2013 as presented below.

	2014	2013	Percent Change
Residential new home construction	5,550	4,675	18.7%
Residential conversion	1,506	1,351	11.5%
Commercial	892	766	16.4%
Industrial	7	8	(12.5)%

Total new customers	7,955	6,800	17.0%

We forecast gross customer growth of approximately 1.5% for fiscal 2014. Overall, total net customers billed increased 1.4% for the six months ended April 30, 2014 as compared to the same period in 2013.

Capital Expenditures – We continued to execute our capital expansion and improvement programs that will provide benefits to our customers through safe and reliable natural gas service while providing our shareholders a fair and reasonable return on invested capital. Our capital expenditures are being driven by pipeline integrity, safety and compliance programs, investments for customer growth, and technology and system infrastructure, including a new comprehensive work and asset management system.

With significant capital costs incurred under our ongoing system integrity programs, we have implemented new regulatory mechanisms that will allow us to recover and earn on those investments in a timely manner. In December 2013, the NCUC approved the settlement of our 2013 general rate case, including the implementation of an IMR to separately track and recover the costs associated with capital expenditures in order to comply with federal pipeline safety and integrity requirements. Under the IMR tariff, we will make annual filings every November to capture such costs closed to plant through October with revised rates effective the following February. For the annual period beginning February 1, 2014, the North Carolina IMR will increase our margin revenues by $.8 million with $.3 million recorded through the second quarter. With its approval of the rate case settlement, the NCUC continued to allow regulatory asset treatment of our external pipeline integrity management O&M costs and recovery of these costs through future amortization in rates. Also in December 2013, the TRA approved the settlement of our August 2013 filing for an IMR in Tennessee to recover the costs of our capital investments associated with federal and state mandated safety and integrity programs. Under the Tennessee IMR, we will file to adjust rates every January 1 based on capital expenditures incurred through the previous October. For the twelve-month period beginning January 1, 2014, the Tennessee IMR will increase our margin revenues by $13.1 million with $7.1 million recorded through the second quarter.

Business Process and Technology Improvements – We are executing a multi-year, multi-project program designed to bring additional technology and automation to our field operations to enable our employees to more effectively and efficiently manage our pipeline assets. This program is expected to create operating efficiencies and facilitate compliance with pipeline safety and integrity regulations, and implementation began in April 2014. Several phases of the program are expected to be implemented through our fiscal year 2016.

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

Equity Method Investments – Our investments in complementary energy-related businesses continue to be an attractive way to generate earnings growth and long-term shareholder returns. We are a 24% equity member of Constitution Pipeline Company, LLC (Constitution), a proposed interstate natural gas pipeline that will transport natural gas produced from the Marcellus shale basin in Pennsylvania to northeast markets. The forecasted in-service date of the project is late 2015 or 2016. With an estimated total cost of $680 million, we expect our total 24% equity contributions will be an estimated $163 million. We contributed $18.6 million during the six months ended April 30, 2014 for a total of $34.5 million to date.

For further information on equity method investments and business segments, see Note 12 and Note 14, respectively, to the condensed consolidated financial statements in this Form 10-Q.

Additional information on operating results for the three months and six months ended April 30, 2014 follows.

Operating Revenues

Changes in operating revenues for the three months and six months ended April 30, 2014 compared with the same periods in 2013 are presented below.

Changes in Operating Revenues - Increase (Decrease)

In millions	Three Months	Six Months
Residential and commercial customers	$47.3	$193.5
Industrial customers	(1.1)	3.5
Power generation customers	9.4	19.2
Secondary market	5.0	29.0
Margin decoupling mechanism	(4.7)	(37.5)
WNA mechanisms	.7	(11.4)
IMR mechanisms	5.1	7.4
Other revenue	1.1	1.0

Total	$62.8	$204.7

•

Residential and commercial customers – the increases for the three months and six months are primarily due to higher consumption from colder weather, higher wholesale gas costs passed through to customers and customer growth.

•

Industrial customers – the decrease for the three months is primarily due to decreased transportation revenues from decreased industrial rates in North Carolina as a result of the general rate case in North Carolina effective January 1, 2014, slightly offset by increased higher wholesale gas costs due to colder weather. The increase for the six months is primarily due to colder weather and higher wholesale gas costs passed through to customers, slightly offset by decreased transportation revenues.

•	Power generation customers – the increases for the three months and six months is primarily due to increased transportation services from a new contract placed into service in June 2013.

•

Secondary market – the increases for the three months and six months are due to higher margin sales related to sustained colder-than-normal weather and increased wholesale market volatility. Secondary market transactions consist of off-system sales and capacity release and asset management arrangements and are part of our regulatory gas supply management program with regulatory-approved sharing mechanisms between our utility customers and our shareholders.

•

Margin decoupling mechanism – the decreases for the three months and six months are due to colder weather in North Carolina. As discussed in “Financial Condition and Liquidity,” the margin decoupling mechanism in North Carolina adjusts for variations in residential and commercial use per customer, including those due to weather and conservation.

•

WNA mechanisms – the increase for the three months is due to temperature variations in the quarter and the decrease for the six months is due to colder weather in South Carolina and Tennessee. As discussed in “Financial Condition and Liquidity,” the WNA mechanisms partially offset the impact of colder- or warmer-than-normal weather on bills rendered.

•	IMR mechanisms – the increases for the three months and six months are due to the IMR rate adjustments in Tennessee effective January 1, 2014 and North Carolina effective February 1, 2014.

Cost of Gas

Changes in cost of gas for the three months and six months ended April 30, 2014 compared with the same periods in 2013 are presented below.

Changes in Cost of Gas - Increase (Decrease)

In millions	Three Months	Six Months
Commodity gas costs passed through to sales customers	$51.6	$129.7
Commodity gas costs in secondary market transactions	.4	13.7
Pipeline demand charges	(5.7)	(1.3)
Regulatory-approved gas cost mechanisms	(11.1)	5.0

Total	$35.2	$147.1

•

Commodity gas costs passed through to sales customers – the increase for the three months is primarily due to higher wholesale gas costs passed through to sales customers and the increase for the six months is primarily due to higher volumes sold due to colder weather and higher wholesale gas costs passed through to sales customers.

•	Commodity gas costs in secondary market transactions – the increases for the three months and six months are primarily due to increased average wholesale gas costs.

•

Pipeline demand charges – the decrease for the three months is due to decreased demand costs and increased capacity release revenues, slightly offset by decreased asset manager payments and the decrease for the six months is due to increased capacity release revenue credits and increased demand costs, slightly offset by decreased asset manager payments.

•

Regulatory-approved gas cost mechanisms – the decrease for the three months is primarily due to a decrease in unbilled revenues as well as commodity gas cost true-ups. The increase for the six months is primarily due to commodity gas cost true-ups.

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

Margin

Margin, rather than revenues, is used by management to evaluate utility operations due to the regulatory passthrough of changes in wholesale commodity gas costs. Our utility margin is defined as natural gas revenues less natural gas commodity costs and fixed gas costs for transportation and storage capacity. It is the component of our revenues that is established in general rate cases and is designed to cover our utility operating expenses and our return of and on our utility capital investments and related taxes. Our commodity gas costs accounted for 45% of revenues for the six months ended April 30, 2014, and our pipeline transportation and storage costs accounted for 7%.

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

Changes in margin for the three months and six months ended April 30, 2014 compared with the same periods in 2013 are presented below.

Changes in Margin - Increase (Decrease)

In millions	Three Months	Six Months
Residential and commercial customers	$15.4	$25.3
Industrial customers	(2.3)	(2.8)
Power generation customers	9.2	18.7
Secondary market activity	4.6	15.3
Net gas cost adjustments	.8	1.1

Total	$27.7	$57.6

•

Residential and commercial customers – the increase for the three months is primarily due to the general rate case increase in North Carolina effective January 1, 2014, IMR rate adjustments in Tennessee effective January 1, 2014 and North Carolina effective February 1, 2014, and customer growth in all three states. The increase for the six months is primarily due to increased volumes delivered due to colder weather, the general rate case increase in North Carolina effective January 1, 2014, the IMR rate adjustments mentioned above, and customer growth in all three states.

•

Industrial customers – the decreases for the three months and six months are primarily due to the change in cost allocation and rate design of industrial customers in North Carolina under the general rate case settlement effective January 1, 2014.

•	Power generation customers – the increases for the three months and six months are primarily due to increased transportation services due to a new contract placed in service in June 2013.

•	Secondary market activity – the increases for the three months and six months are due to higher margin sales related to sustained colder-than-normal weather and increased wholesale market volatility.

Operations and Maintenance Expenses

Changes in O&M expenses for the three months and six months ended April 30, 2014 compared with the same periods in 2013 are presented below.

Changes in Operations and Maintenance Expenses - Increase (Decrease)

In millions	Three Months	Six Months
Payroll	$3.6	$5.7
Employee benefits	(1.0)	.2
Regulatory	1.1	1.7
Other	1.5	2.3

Total	$5.2	$9.9

•	Payroll – the increases for the three months and six months are primarily due to merit increases, additional employees, employee overtime and incentive plan accruals.

•

Employee benefits – the decrease for the three months is primarily due to a decrease in pension expense. The increase for the six months is primarily due to an increase in group medical insurance expense from increases in medical costs and claims, partially offset by a decrease in pension expense.

•

Regulatory – the increases for the three months and six months are primarily due to increased amortization of regulatory assets with approved amortization amounts established in the North Carolina general rate proceeding, effective January 1, 2014, and an increase in the North Carolina regulatory fee due to increased revenues.

Depreciation

Depreciation expense increased $1.5 million and $4.4 million for the three months and six months ended April 30, 2014, respectively, compared with the same periods in 2013 primarily due to increases in plant in service, particularly related to major additions for new power generation customers and system integrity investments.

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

Other Income (Expense) decreased $.3 million for the three months and increased $1.3 million for the six months ended April 30, 2014 compared with the same periods in 2013. The primary changes were an increase in income from equity method investments and a decrease in non-operating income. All other changes for the three months and six months ended April 30, 2014 compared with the same periods in 2013 were comparable.

Income from equity method investments from SouthStar increased $1.8 million and $4 million for the three months and six months, respectively, primarily due to the expansion of the business into Illinois markets beginning in September 2013 and favorable customer mix and price spreads in the Georgia markets, partially offset by higher operating expenses. For further information on the contribution of the Illinois business to SouthStar and our cash contribution in our equity method investment, see Note 12 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2013.

The primary change to non-operating income for the three months and six months ended April 30, 2014 compared with the same periods in 2013 was due to the $2 million write-off of an investment that we accounted for on the cost basis. This investment was presented in “Other noncurrent assets” in “Noncurrent Assets” in the Condensed Consolidated Balance Sheets.

Utility Interest Charges

Changes in utility interest charges for the three months and six months ended April 30, 2014 compared with the same periods in 2013 are presented below.

Changes in Utility Interest Charges - Increase (Decrease)

In millions	Three Months	Six Months
Interest expense on long-term debt	$2.2	$5.2
Borrowed allowance for funds used during construction (AFUDC)	4.5	6.8
Regulatory interest expense, net	1.7	2.4
Other	.3	.5

Total	$8.7	$14.9

•	Interest expense on long-term debt – the increases for the three months and six months are primarily due to higher amounts of debt outstanding in the current periods.

•

Borrowed AFUDC – the increases for the three months and six months are due to a decrease in capitalized interest on a lower base of construction expenditures in the current periods resulting from the timing of projects being placed into service.

•

Regulatory interest expense, net – the increases for the three months and six months are primarily due to a decrease in interest income due to the recording of interest expense on amounts due to customers.

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

We believe that the capacity of short-term credit available to us under our revolving syndicated credit facility and our CP program and the issuance of long-term debt and equity securities, together with cash provided by operating activities, will continue to allow us to meet our needs for working capital, capital expenditures, investments in joint ventures, anticipated debt redemptions, dividend payments, employee benefit plan contributions and other cash needs. Our ability to satisfy all of these requirements is dependent upon our future operating performance and other factors, some of which we are not able to control. These factors include prevailing economic conditions, regulatory changes, the price and demand for natural gas and operational risks, among others. Liquidity has been enhanced by the extension of bonus depreciation legislation, as well as the ability to recover and earn on investments in infrastructure related to our pipeline integrity programs through IMRs in North Carolina and Tennessee.

Short-Term Debt. We have an $850 million five-year revolving syndicated credit facility that expires in October 2017. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount. The five-year revolving syndicated credit facility contains normal and customary financial covenants.

We have an $850 million unsecured CP program that is backstopped by the revolving syndicated credit facility. The amounts outstanding under the revolving syndicated credit facility and the CP program, either individually or in the aggregate, cannot exceed $850 million. The notes issued under the CP program may have maturities not to exceed 397 days from the date of issuance. Any borrowings under the CP program rank equally with our other unsubordinated and unsecured debt.

We did not have any borrowings under the revolving syndicated credit facility for the three months ended April 30, 2014. Highlights for our short-term debt under our CP program as of April 30, 2014 and for the quarter ended April 30, 2014 are presented below.

In thousands
End of period (April 30, 2014):
Amount outstanding	$370,000
Weighted average interest rate	.14%

During the period (February 1, 2014 – April 30, 2014):
Average amount outstanding	$442,600
Minimum amount outstanding	$325,000
Maximum amount outstanding	$580,000
Minimum interest rate	.10%
Maximum interest rate	.25%
Weighted average interest rate	.17%

Maximum amount outstanding:
February 2014	$580,000
March 2014	$510,000
April 2014	$385,000

As of April 30, 2014, we have $10 million available for letters of credit under our revolving syndicated credit facility, of which $1.8 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of April 30, 2014, unused lines of credit available under our revolving syndicated credit facility, including the issuance of the letters of credit, totaled $478.2 million.

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

Net cash provided by operating activities was $382.8 million and $268.2 million for the six months ended April 30, 2014 and 2013, respectively. Net cash provided by operating activities reflects an increase of $18.4 million in net income for 2014 compared with 2013 primarily due to increased margin, partially offset by higher operating expenses and utility interest charges. The effect of changes in working capital on net cash provided by operating activities is described below.

•

Trade accounts receivable and unbilled utility revenues increased $72.8 million from October 31, 2013 primarily due to colder weather and higher consumption of natural gas. Volumes sold to weather-sensitive residential and commercial customers increased 11.8 million dekatherms as compared with the same prior period primarily due to 8% colder weather in the current period. Total throughput increased 23.5 million dekatherms as compared with the same prior period, largely from 10.3 million dekatherms, or 12%, increased deliveries to power generation customers as well as increased sales to residential and commercial customers.

•	Net amounts due from customers decreased $131.3 million from October 31, 2013 primarily due to margin decoupling, WNA and deferred gas costs collections and refunds through rates.
•

Gas in storage decreased $24.2 million in the current period primarily due to decreased volumes of gas in storage from higher customer sales during the winter heating season of 2013-2014 due to colder weather as discussed above, slightly offset by an increase in the weighted average cost of gas purchased for injections.

•

Prepaid gas costs decreased $18.4 million in the current period primarily due to gas being made available for sale during the period. Under some gas supply asset management contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

•

Trade accounts payable increased $2.1 million from October 31, 2013 primarily due to natural gas purchases for higher consumption due to colder weather as discussed above, partially offset by decreased utility capital expenditures.

Primarily due to bonus depreciation, we generated a federal net operating loss (NOL) in our 2013 tax year. We used the carryforward of the 2013 NOL to partially offset our 2014 federal taxable income. We anticipate generating taxable losses during the remaining portion of our fiscal year such that our 2014 federal taxable income will be completely offset by the 2013 NOL carryforward. We anticipate that we will generate future taxable income sufficient to utilize the portion of the 2013 NOL not used to offset our fiscal 2014 taxable income prior to the expiration of the loss carryforward period.

Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have WNA mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers in South Carolina and in October through April for residential and commercial customers in Tennessee. The WNA mechanisms in South Carolina and Tennessee generated credits to customers of $9 million and charges to customers of $2.4 million in the six months ended April 30, 2014 and 2013, respectively. In Tennessee, adjustments are made directly to individual customer bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” in “Regulatory Assets” or “Amounts due to customers” in “Regulatory Liabilities” in Note 1 to the condensed consolidated financial statements in this Form 10-Q for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of consumption patterns. The margin decoupling mechanism decreased margin by $41.2 million and $3.7 million in the six months ended April 30, 2014 and 2013, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanisms.

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

Cash Flows from Investing Activities. Net cash used in investing activities was $257 million and $294.8 million for the six months ended April 30, 2014 and 2013, respectively. Net cash used in investing activities was primarily for utility capital expenditures. Gross utility capital expenditures for the six months ended April 30, 2014 were $236.9 million primarily for system integrity projects as compared to $274.9 million in the same prior period, which included expenditures for system integrity projects and the construction of power generation delivery projects.

We have a substantial capital expansion program for the construction of transmission and distribution facilities, purchase of equipment and other general improvements. Our program primarily supports our system infrastructure and the growth in our customer base. We continue to spend large amounts for pipeline integrity, safety and compliance programs, and systems and technology infrastructure to enhance our pipeline system and integrity. To ensure safe pipeline operations, we are also deploying new technology through the development of a new work and asset management system. Significant utility construction expenditures are expected for growth and system integrity and are part of our long-range forecasts that are prepared at least annually and typically cover a period of five years. We are contractually obligated to expend capital as the work is completed.

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

In millions	2014	2015	2016
Customer growth and other	$210	$195	$270
System integrity	290	250	235

Total forecasted capital expenditures	$500	$445	$505

Our estimates for utility capital expenditures associated with system integrity have increased compared to similar expenditures in years prior to our fiscal year 2013. These increases are primarily due to costs associated with the development and enhancement of programs and processes designed to mitigate risk on our system to comply with federally mandated pipeline safety and integrity requirements. Such programs include retrofitting transmission lines to facilitate internal inspections, transmission line replacements, corrosion control, casing remediation and distribution integrity management. The expenditures in 2014 also include costs associated with the installation of a major transmission line in Nashville, the construction of which began in 2013.

In June 2014, we executed an agreement to construct approximately 1.5 miles of natural gas transmission pipeline and associated compression to serve Duke Energy Corporation’s (Duke Energy) W.S. Lee power generation facility near Anderson, South Carolina. Our total investment is estimated to be $38 million, with $8 million and $30 million in our fiscal years 2015 and 2016, respectively, and is included in the table above in the line “Customer growth and other.” This agreement is supported by a long-term natural gas service agreement with Duke Energy.

On April 1, 2014, we jointly announced with Duke Energy a solicitation for proposals to build a second major natural gas pipeline into North Carolina to meet growing demand for the fuel in the Carolinas and possibly surrounding states. Duke Energy’s increasing reliance on natural gas to generate electricity, coupled with our growing customer demand, warrant investment in a new pipeline that would bolster reliability and diversity of natural gas supplies. Together we are seeking an initial natural gas pipeline capacity of as much as 900 million cubic feet per day, with a target in-service date of late 2018. We have not determined the corporate structure for the pipeline initiative but will consider a joint venture, ownership interest, strategic partnership or other financial-based arrangement. We expect to jointly select a proposal by late 2014.

We are a 24% equity member of Constitution, a Delaware limited liability company. The purpose of the joint venture is to develop, construct, own and operate approximately 120 miles of interstate natural gas pipeline and related facilities connecting shale natural gas supplies and gathering systems in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost approximately $680 million in total. Our contributions for the six months ended April 30, 2014 were $18.6 million with our total equity contribution for the project totaling $34.5 million as of April 30, 2014. The forecasted in-service date of the project is late 2015 or 2016. We expect our equity contributions will be an estimated $40 million, $89 million, and $18.1 million in our fiscal years 2014, 2015 and 2016, respectively. For further information regarding this agreement, see Note 12 to the condensed consolidated financial statements in this Form 10-Q.

Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was ($120) million and $39.5 million for the six months ended April 30, 2014 and 2013, respectively. Funds are primarily provided from long-term debt securities, short-term borrowings and the issuance of common stock through our dividend reinvestment and stock purchase plan (DRIP) and our employee stock purchase plan (ESPP). We may sell common stock and long-term debt when market and other conditions favor such long-term financing to maintain our target capital structure of 50 – 55% equity to total long-term capital. In recent years, bonus depreciation has been a source of funds in that it has decreased our federal income tax payments. Funds are primarily used to finance capital expenditures, retire long-term debt maturities, pay down outstanding short-term debt, repurchase common stock under the common stock repurchase program, pay quarterly dividends on our common stock and for other general corporate purposes.

Outstanding debt under our CP program decreased from $400 million as of October 31, 2013 to $370 million as of April 30, 2014 primarily due to the net proceeds received from the issuance of our common stock and reduced utility capital expenditures, partially offset by increased natural gas purchases and investments in one of our equity method investments. On November 1, 2013, we entered into an agreement with the lenders of our five-year revolving syndicated credit facility to increase the aggregate commitment from $650 million to $850 million with an expiration date of October 1, 2017. Our unsecured CP program is backstopped by this credit facility. For further information on short-term debt, see Note 5 to the condensed consolidated financial statements in this Form 10-Q and the previous discussion of “Short-Term Debt” in “Financial Condition and Liquidity.”

We have an open combined debt and equity shelf registration statement filed with the SEC in July 2011 that is available for future use until its expiration date of July 6, 2014. We intend to file a new shelf registration statement with the SEC on or prior to the expiration of the existing shelf. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used for general corporate purposes, including capital expenditures, additions to working capital, advances for or investments in our subsidiaries and for repurchases of shares of our common stock. Pending such use, we may temporarily invest any net proceeds that are not applied to the purposes mentioned above in investment-grade securities. We plan to issue new long-term debt and equity capital over fiscal years 2014 and 2015, at such amounts to support our capital investment program and maintain our target capital structure of 45 – 50% in long-term debt and 50 – 55% in common equity.

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

We used the net proceeds from the equity transactions discussed above to finance capital expenditures, repay outstanding unsecured notes under the CP program and for general corporate purposes. For further information on our common stock, see Note 6 to the condensed consolidated financial statements in this Form 10-Q.

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

During the six months ended April 30, 2014 and 2013, we issued $12.3 million in each period of common stock through DRIP and ESPP.

We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which certain long-term debt was issued restrict the amount of cash dividends that may be paid. As of April 30, 2014, our retained earnings were not restricted. On June 6, 2014, the Board of Directors declared a quarterly dividend on common stock of $.32 per share, payable July 15, 2014 to shareholders of record at the close of business on June 24, 2014.

Our long-term targeted capitalization ratio is 45 – 50% in long-term debt and 50 – 55% in common equity. As of April 30, 2014, our capitalization, including current maturities of long-term debt, if any, consisted of 46% in long-term debt and 54% in common equity.

The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of April 30, 2014 and 2013, and October 31, 2013, are summarized in the table below.

	April 30		October 31		April 30
In thousands	2014	Percentage	2013	Percentage	2013	Percentage
Short-term debt	$370,000	13%	$400,000	14%	$345,000	14%
Current portion of long-term debt	-	-%	100,000	3%	100,000	4%
Long-term debt	1,174,860	40%	1,174,857	41%	875,000	34%

Total debt	1,544,860	53%	1,674,857	58%	1,320,000	52%
Common stockholders’ equity	1,361,681	47%	1,188,596	42%	1,230,731	48%

Total capitalization (including short-term debt)	$2,906,541	100%	$2,863,453	100%	$2,550,731	100%

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

The lenders under our revolving credit facility and our CP program are major financial institutions, all of which have investment-grade credit ratings as of April 30, 2014. It is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal.

As of April 30, 2014, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services (S&P) and “A2” by Moody’s Investors Service (Moody’s). Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. S&P and Moody’s have issued credit ratings on our CP program at “A1,” and “P1,” respectively. Credit ratings and outlooks are opinions of the rating agencies and are subject to their ongoing review. A significant decline in our operating performance, a significant negative change in our capital structure, a change from the constructive regulatory environments in which we operate, a significant reduction in our liquidity or a methodological change at the rating agencies themselves could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by the rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of April 30, 2014, there has been no event of default giving rise to acceleration of our debt.

Estimated Future Contractual Obligations

During the three months ended April 30, 2014, there were no material changes to our estimated future contractual obligations in Management’s Discussion and Analysis in this Form 10-Q compared to the disclosure provided in our Form 10-K for the year ended October 31, 2013.

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

During the six months ended April 30, 2014, there were no material changes in the way that we monitor and manage market risk and credit risk in accordance with our policies and procedures. Our exposure to and management of interest rate risk, commodity price risk and weather risk has remained the same during the six months ended April 30, 2014. Our annual discussion of market risk was included in Item 7A of our Form 10-K as of October 31, 2013.

Additional information concerning market risk is included in “Financial Condition and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 in this Form 10-Q.

As of April 30, 2014, we had $370 million of short-term debt outstanding as commercial paper at an interest rate of .14%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2.4 million during the six months ended April 30, 2014.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We have only immaterial litigation or routine litigation in the normal course of business.

Item 1A. Risk Factors

During the six months ended April 30, 2014, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c)	Issuer Purchases of Equity Securities.

The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended April 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
Beginning of the period				2,910,074
2/1/14 – 2/28/14	-	$-	-	2,910,074
3/1/14 – 3/31/14	-	$-	-	2,910,074
4/1/14 – 4/30/14	-	$-	-	2,910,074

Total	-	$-	-

(1)	The Common Stock Open Market Purchase Program was approved by the Board of Directors and announced on June 4, 2004 to purchase up to three million shares of common stock for reissuance under our dividend reinvestment and stock purchase, employee stock purchase and incentive compensation plans. On December 16, 2005, the Board of Directors approved an increase in the number of shares in this program from three million to six million to reflect the two-for-one stock split in 2004. The Board also approved on that date an amendment of the Common Stock Open Market Purchase Program to provide for the purchase of up to four million additional shares of common stock to maintain our debt-to-equity capitalization ratios at target levels. The additional four million shares were referred to as our accelerated share repurchase (ASR) program. On March 6, 2009, the Board of Directors authorized the repurchase of up to an additional four million shares under the Common Stock Open Market Purchase Program and the ASR program, which were consolidated.

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”), except out of net earnings available for restricted payments. As of April 30, 2014, net earnings available for restricted payments were greater than retained earnings; therefore, our retained earnings were not restricted.

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

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Condensed Consolidated Balance Sheets at April 30, 2014 and October 31, 2013; (3) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended April 30, 2014 and 2013; (4) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2014 and 2013; (5) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended April 30, 2014 and 2013; and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc.
(Registrant)

Date June 6, 2014	/s/ Karl W. Newlin
Karl W. Newlin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date June 6, 2014	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller
(Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.

Form 10-Q

For the Quarter Ended April 30, 2014

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