Form 10-K
period 2014-10-31
PIEDMONT NATURAL GAS CO INC
filed 2014-12-23
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of April 30, 2014.
Common Stock, no par value - $2,764,512,081
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 12, 2014
Common Stock, no par value	78,638,925
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders on March 5, 2015 are incorporated by reference into Part III.

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

Piedmont is an energy services company whose principal business is the distribution of natural gas to over one million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including customers served by municipalities. We are invested in joint venture, energy-related businesses, including unregulated retail natural gas marketing, regulated interstate natural gas transportation and storage and regulated intrastate natural gas transportation.

In the Carolinas, our service area is comprised of numerous cities, towns and communities. We provide service from resource centers in Anderson, Greenville and Spartanburg in South Carolina and Charlotte, Salisbury, Greensboro, Winston-Salem, High Point, Burlington, Hickory, Indian Trail, Spruce Pine, Reidsville, Fayetteville, New Bern, Wilmington, Tarboro, Elizabeth City, Rockingham and Goldsboro in North Carolina. In North Carolina, we also provide natural gas service to Greenville, Rocky Mount and Wilson. In Tennessee, our service area is the metropolitan area of Nashville, including wholesale natural gas service to Gallatin and Smyrna.

We have three reportable business segments, regulated utility, regulated non-utility activities and unregulated non-utility activities, with the regulated utility segment being the largest. Factors critical to the success of the regulated utility include operating a safe and reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The regulated non-utility activities segment consists of our equity method investments in joint venture regulated energy-related businesses that are held by our wholly-owned subsidiaries. The unregulated non-utility activities segment consists primarily of our equity method investment in an unregulated energy-related joint venture that is held by a wholly-owned subsidiary. The percentages of assets as of October 31, 2014 and earnings before taxes by segment for the year ended October 31, 2014 are presented below.

		Earnings
	Assets	Before Taxes
Regulated Utility	96%	86%
Non-utility Activities:
Regulated non-utility activities	3%	5%
Unregulated non-utility activities	1%	9%
Total non-utility activities	4%	14%

Operations of our segments are conducted within the United States of America. For further information on equity method investments and business segments, see Note 12 and Note 14, respectively, to the consolidated financial statements in this Form 10-K.

Operating revenues shown in the Consolidated Statements of Comprehensive Income represent revenues from the regulated utility segment. The cost of purchased gas is a component of operating revenues. Increases or decreases in prudently incurred purchased gas costs from suppliers are passed through to customers through purchased gas adjustment (PGA) procedures. Therefore, our operating revenues are impacted by changes in gas costs as well as by changes in volumes of gas sold and transported. Secondary market transactions consist of off-system sales and capacity release arrangements and asset management arrangements and are part of our regulatory gas supply management program with regulator-approved sharing mechanisms between our utility customers and our shareholders. Operations of the regulated and unregulated non-utility activities segments are included in the Consolidated Statements of Comprehensive Income in “Other Income (Expense)” in “Income from equity method investments” and “Non-operating income.”

Operating revenues by major customer class for the years ended October 31, 2014 and 2013 are presented below.

	2014	2013
Residential customers	46%	46%
Commercial customers	27%	26%
Large volume customers, including industrial, power generation and resale customers	14%	15%
Secondary market activities	12%	12%
Other sources	1%	1%
Total	100%	100%

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

We are also subject to various federal regulations that affect our utility and non-utility operations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the Federal Energy Regulatory Commission (FERC) that affect the certification and siting of new interstate natural gas pipeline projects, the purchase and sale of, the prices paid for, and the terms and conditions of service for the interstate transportation and storage of natural gas, regulations of the U.S. Department of Transportation (DOT) that affect the design, construction, operation, maintenance, integrity, safety and security of natural gas distribution and transmission systems, and regulations of the Environmental Protection Agency (EPA) relating to the environment, including air emissions regulations that could be expanded to address emissions of methane. In addition, we are subject to numerous other regulations, such as those relating to employment and benefit practices, which are generally applicable to companies doing business in the United States of America.

We hold non-exclusive franchises for natural gas service in many of the communities we serve, with expiration dates from December 2014 to 2058. The franchises are adequate for the operation of our gas distribution business and do not contain materially burdensome restrictions or conditions. From time to time, some of our franchise agreements expire; however, we continue to operate in those areas pursuant to the provisions of the expired franchises with no significant impact on our business. Depending on the jurisdiction, we believe that these franchises will be renewed or that service will be continued in the ordinary course of business while we negotiate renewals or continue to operate under our state-granted franchise rights without a specific franchise agreement with each city or municipality. The likelihood of cessation of service under an expired franchise is remote, and we do not believe there will be a material adverse impact on us.

Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to recover the cost of natural gas we purchased for our customers and our operating expenses and to earn a fair rate of return on invested capital for our shareholders. The traditional utility rate design provides for the collection of margin revenue based on volumetric throughput which can be affected by customer consumption patterns, weather, conservation, price levels for natural gas or general economic conditions. By continually assessing alternative rate structures and cost recovery mechanisms that are more appropriate to the changing energy economy and through requests filed with our regulatory commissions, we have secured alternative rate structures and cost recovery mechanisms designed to allow us to recover certain costs through tracking mechanisms or riders without the need to file general rate cases. Our ability to earn our authorized rates of return is based in part on our ability to reduce or eliminate regulatory lag through rate stabilization adjustment (RSA) tariffs, integrity management riders (IMRs) or similar mechanisms and also by improved rate designs that decouple the recovery of our approved margins from customer usage patterns impacted by seasonal weather patterns and customer conservation. This allows a better alignment of the interests of our shareholders and customers.

In North Carolina, we have a margin decoupling mechanism that provides for the recovery of our approved margin from residential and commercial customers on an annual basis independent of consumption patterns. The margin decoupling mechanism provides for semi-annual rate adjustments to refund any over-collection of margin or to recover any under-collection of margin. In South Carolina, we operate under a RSA tariff mechanism that achieves the objective of margin decoupling for residential and commercial customers with a one year lag. Under the RSA tariff mechanism, we reset our rates based on updated costs and revenues on an annual basis. We also have a weather normalization adjustment (WNA) mechanism for residential and commercial customers in South Carolina for bills rendered during the months of November through March and in Tennessee for bills rendered during the months of October through April that partially offsets the impact of colder- or warmer-than-normal winter weather on our margin collections. Our WNA formulas calculate the actual weather variance from normal, using 30 years of history, and increase margin revenues when weather is warmer than normal and decrease margin revenues when weather is colder than normal. The WNA formulas do not ensure full recovery of approved margin during periods when customer consumption patterns vary from those used to establish the WNA factors and when weather is significantly warmer or colder than normal. Weather in 2014 on average over our three-state market area was 9% colder than normal and 6% colder than 2013. For the year ended October 31, 2014, the margin decoupling mechanism in North Carolina decreased margin by $33.4 million, and the WNA mechanisms in South Carolina and Tennessee together decreased margin by $8.4 million.

With approval in North Carolina and Tennessee in December 2013, we have IMRs that separately track and recover, on an annual basis outside general rate cases, costs associated with capital expenditures to comply with pipeline safety and integrity requirements. The first Tennessee IMR rate adjustment was recognized in earnings through customer billings beginning in January 2014, and the first North Carolina IMR rate adjustment was recognized in earnings through customer billings beginning in February 2014.

In all three states, the gas cost portion of our costs is recoverable through PGA procedures and is not affected by the margin decoupling mechanism or the WNA mechanism. Through the use of various tariff mechanisms and fixed-rate contracts, we are able to achieve a higher degree of margin stabilization. For further information on state commission regulation, see Note 2 to the consolidated financial statements in this Form 10-K. The following table presents the breakdown of our gas utility margin for the years ended October 31, 2014, 2013 and 2012.

	2014	2013	2012
Fixed margin (from margin decoupling in North Carolina, facilities charges to our
customers, Tennessee and North Carolina IMRs in 2014 only and fixed-rate contracts)	72%	73%	72%
Semi-fixed margin (RSA in South Carolina and WNA in South Carolina and
Tennessee)	16%	16%	17%
Volumetric or periodic renegotiation (including secondary marketing activity)	12%	11%	11%
Total	100%	100%	100%

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

Our Strategies

We monitor our progress and measure our performance related to our strategic directives and business objectives over the course of each fiscal year. The metrics we use to measure our performance include, but are not limited to, earnings per share (EPS) and EPS growth, total shareholder return compared to our industry peer group, return on invested capital, return on equity, utility margin, investment grade credit ratings, customer growth, utility customer satisfaction and loyalty, operations and maintenance (O&M) expense discipline, employee health and safety, pipeline safety, and sustainable business practices.

Safety is a critical component to our ongoing success as a company, and we have always placed the highest priority on the safety of our system, public safety and employee safety. We must comply with laws that regulate system integrity as well as new rulemaking proceedings under the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. We are subject to DOT and state regulation of our pipeline and related facilities and have ongoing transmission and distribution pipeline integrity programs to inspect our system for anomalies, corrosion and leaks as well as monitoring key metrics of our system for its safe operation. We anticipate federal legislative and regulatory enactments will increase in scope and add further requirements and costs to our pipeline safety and integrity programs and our capital and O&M expenditure programs. Items currently being discussed by federal regulators include possible mandates addressing the integrity verification process of maximum allowable operating pressure of transmission pipelines. We will continue our efforts to educate the public about our pipeline system in an effort to decrease third-party excavation damage, which is the greatest cause of damage on our system. We encourage focused efforts to improve the safety of our industry as a whole.

We believe natural gas is a safe and reliable energy source that is clean, affordable, reliable and environmentally responsible, as well as being domestically abundant. We incorporate this message into our pursuit of growth in our core residential, commercial, industrial and power generation markets as well as complementary energy-related investments. We promote the increased awareness and use of natural gas and want our customers to choose us because of the value of natural gas and the quality of our service to them.

Our business model supports new clean energy technologies and energy efficiencies in the end use of natural gas. We seek opportunities for regulatory innovation and strategic alliances to advance our customers’ interests in energy conservation, efficiency and environmental stewardship. We are promoting the direct use of natural gas in more homes, businesses, industries and vehicles as we strongly believe that the expanded use of clean, efficient, abundant and domestic natural gas with its relatively low emissions can help revitalize our economy, reduce both overall energy consumption and greenhouse gas emissions and enhance our national energy security.

We see an opportunity in the clean energy technology of compressed natural gas (CNG) vehicles. We have converted 28% of our nearly 1,100 vehicle fleet to CNG and intend for one-third of the vehicles in our fleet to be fueled by CNG by the end of 2015. As of October 31, 2014, we have approximately $17.8 million of utility plant related to our CNG fueling stations that is included in the Consolidated Balance Sheets in “Utility plant in service.” We are allowed by each of our three state regulatory commissions to include this utility plant in service in our utility rate base and have the opportunity to earn the allowed rate of return in each jurisdiction.

We continued to execute our plan to build CNG fueling stations in our service area for use by our own vehicle fleet as well as by third-party fleets and other customers when there is sufficient demand to allow us to earn our allowed rate of return. In the current fiscal year, we opened our second CNG fueling station in Tennessee, which was our tenth station in our three-state service territory. We are also actively pursuing building customer-owned CNG fueling stations at commercial customers’ sites for use by their commercial fleets. There are currently twelve customer owned stations in our service territory.

CNG throughput increased by 152% in 2014 compared with the same prior period, and we anticipate CNG throughput to increase by at least 30% in 2015. Between Piedmont and customer-owned CNG stations, we sold or transported 250,000 dekatherms of CNG to commercial customers for the year ended October 31, 2014, equivalent to approximately 4,350 homes, and used 17,000 dekatherms of CNG in our own fleets. Between our customers and use by our own fleet, this CNG usage displaced more than 2.1 million gallons of gasoline and diesel fuel.

Due to the environmental and cost benefits of using natural gas compared to coal in the generation of electricity, we completed five pipeline expansion projects since 2010 to provide long-term natural gas delivery service to new natural gas-fired power generation facilities in our market area. These new natural gas power plants are designed to emit significantly less carbon emissions than the coal power plants they replaced. We currently provide service to 25 power generation customer accounts. In addition to delivering the natural gas supply to the new natural gas-fired power plants, the construction of natural gas pipelines for two of these projects increased our natural gas infrastructure in the eastern part of North Carolina with enhancement of future opportunities for economic growth and development. In June 2014, we executed an agreement to construct approximately 1.5 miles of natural gas transmission pipeline and associated compression facilities to serve Duke Energy Corporation’s (Duke Energy) W.S. Lee power generation facility near Anderson, South Carolina. Piedmont’s anticipated investment of approximately $38 million in the pipeline and compression facilities is supported by a long-term service agreement with Duke Energy with a scheduled in service date of May 2017.

Our capital program primarily supports our system infrastructure and the growth in our customer base. We are investing in our pipeline integrity, safety and compliance programs, and systems and technology infrastructure to enhance our pipeline system and integrity. For further information on our forecasted capital investments for fiscal 2015 – 2017, see “Cash Flows from Investing Activities” in Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our financial strength and flexibility is critical to our success as a company. We will continue our efforts to maintain our financial strength which includes a strong balance sheet, investment-grade credit ratings and continued access to capital markets. We evaluate the strength of financial institutions with which we have working relationships to ensure access to funds for operations and capital investments. Our capital plan includes maintaining a capitalization ratio of 50 – 60% in total debt and 40 – 50% in common equity. We will continue our efforts to control our operating costs, implement new technologies and work with our state regulators to maintain fair rates of return and innovative rate designs for the benefit of our customers and shareholders.

While we will preserve our identity as a pure-play local distribution company, we pursue strategic opportunities aligned with our core natural gas or complementary energy related businesses. It is our long-term strategic intent for our joint venture portfolio to be primarily weighted towards regulated and asset-based investments in natural gas infrastructure. We analyze and evaluate potential projects based on projected rates of return commensurate with the risk of such projects. We participate in the governance of our ventures by having management representatives on the governing boards. We monitor actual performance against expectations, specifically annual approved budgets, and any decision to exit an existing joint venture would be based on many factors, including performance results and continued alignment with our business strategies.

To further our strategy of expanding our complementary energy-related businesses, we invested in Constitution Pipeline Company, LLC, whose purpose is to construct and operate approximately 120 miles of interstate natural gas pipeline and related facilities connecting shale natural gas supplies and gathering systems in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest of 24% for the development and construction of the new pipeline, which is expected to cost approximately $730 million. For further information on this equity method investment, see Note 12 to the consolidated financial statements in this Form 10-K.

Also, in September 2014, Piedmont, Duke Energy, Dominion Resources, Inc., and AGL Resources, Inc. announced the formation of Atlantic Coast Pipeline, LLC (ACP), a Delaware limited liability company. ACP intends to construct, operate and maintain a 550 mile natural gas pipeline, with associated compression, from West Virginia through Virginia into eastern North Carolina. The pipeline will provide wholesale natural gas transportation services for Marcellus and Utica gas supplies into southeastern markets. We are a 10% equity member of ACP. We have committed to fund an amount in proportion to our ownership interest of 10% for the development and construction of the new pipeline, which is expected to cost between $4.5 billion to $5 billion. For further information on this equity method investment, see Note 12 to the consolidated financial statements in this Form 10-K.

Operating Statistics

The following is a five-year comparison of operating statistics for the years ended October 31, 2010 through 2014.

	2014	2013	2012	2011	2010
Operating Revenues (in thousands):
Sales and Transportation:
Residential	$683,848	$588,546	$534,321	$658,892	$743,346
Commercial	397,004	331,831	301,013	379,846	428,085
Industrial	115,515	113,182	95,177	104,774	116,122
Power Generation	85,902	64,109	36,027	28,969	21,708
For Resale	9,587	9,549	9,512	9,692	11,061
Total	1,291,856	1,107,217	976,050	1,182,173	1,320,322
Secondary Market Sales	169,543	164,130	140,380	244,824	224,973
Miscellaneous	8,589	6,882	6,350	6,908	7,000
Total	$1,469,988	$1,278,229	$1,122,780	$1,433,905	$1,552,295

Gas Volumes - Dekatherms (in thousands)
System Throughput:
Residential	61,782	55,283	43,788	57,778	58,327
Commercial	44,259	39,602	33,774	40,749	39,994
Industrial	95,780	95,019	89,234	90,842	82,805
Power Generation	201,707	190,862	151,675	83,522	63,024
For Resale	7,174	6,834	5,829	6,870	8,465
Total	410,702	387,600	324,300	279,761	252,615

Secondary Market Sales	20,516	41,605	48,373	48,835	46,823

Number of Customers Billed (12-month average):
Residential	903,067	890,887	878,851	871,401	864,205
Commercial	97,288	96,009	95,100	94,485	94,287
Industrial	2,279	2,271	2,265	2,265	2,273
Power Generation	25	24	22	22	20
For Resale	16	15	15	15	16
Total	1,002,675	989,206	976,253	968,188	960,801

Cost of Gas (in thousands):
Natural Gas Commodity Costs	$621,604	$526,703	$379,145	$666,930	$753,529
Capacity Demand Charges	144,313	151,369	129,090	136,139	127,137
Natural Gas Withdrawn From
(Injected Into) Storage, net	(13,578)	(5,867)	27,580	11,362	5,293
Regulatory Charges (Credits), net	27,441	(15,466)	11,519	45,835	113,744
Total	$779,780	$656,739	$547,334	$860,266	$999,703

Supply Available for Distribution (dekatherms in thousands):
Natural Gas Purchased	134,986	142,884	132,426	155,550	157,021
Transportation Gas	299,166	287,980	235,474	175,005	147,038
Natural Gas Withdrawn From
(Injected Into) Storage, net	(1,232)	(509)	(378)	196	(1,309)
Company Use	(731)	(369)	(296)	(309)	(282)
Total	432,189	429,986	367,226	330,442	302,468

During the year ended October 31, 2014, we delivered 410.7 million dekatherms to our utility retail customers compared to 387.6 million dekatherms the year before. Of this amount, 304.7 million dekatherms of gas were sold to or transported for large volume customers compared with 292.7 million dekatherms in 2013. Of these volumes sold to or transported for large volume customers, we transported 201.7 million dekatherms in 2014 to power generation facilities compared with 190.9 million dekatherms in the prior year. The margin earned from power generation customers is largely based on fixed monthly demand charge contracts and does not vary significantly based on the volumes transported. Deliveries to temperature-sensitive residential and commercial customers, whose consumption varies with the weather, totaled 106 million dekatherms in 2014, compared with 94.9 million dekatherms in 2013. Weather, as measured by degree days, was 9% colder than normal in 2014 and 2% colder than normal in 2013.

With continued improvement in economic conditions resulting in growth in both the residential and commercial markets and targeted marketing programs on the benefits of natural gas, new customer additions increased in our fiscal year 2014 as compared to fiscal year 2013 as presented below.

			Percent
	2014	2013	Change
Residential new home construction	11,659	10,299	13.2%
Residential conversion	2,814	2,463	14.3%
Commercial	1,763	1,512	16.6%
Industrial	15	19	(21.1)%
Total new customers	16,251	14,293	13.7%

We forecast continuing gross customer growth in fiscal 2015 of 1.6% on our base of approximately one million utility retail customers. Total net customers billed increased 1.3% in fiscal year 2014 compared to 2013.

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

As of October 31, 2014, we had contracts for the following pipeline firm transportation in dekatherms per day.

Williams – Transco	632,200
Kinder Morgan – Tennessee Pipeline	74,100
Spectra – Texas Eastern (partially through East Tennessee and Transco)	36,700
Oneok – Midwestern (through either Tennessee, Columbia Gulf, East Tennessee or Transco)	120,000
NiSource – Columbia Gas (through Transco and Columbia Gulf)	42,800
NiSource – Columbia Gulf	41,000
Total	946,800

As of October 31, 2014, we had the following assets or contracts for local peaking facilities and storage for seasonal or peaking capacity in dekatherms of daily deliverability to meet the firm demands of our markets with deliverability from 5 days to one year.

Piedmont Liquefied Natural Gas (LNG)	270,000	*
Pine Needle LNG (through Transco)	263,400
Williams – Transco Storage	86,100
NiSource – Columbia Gas Storage	96,400
Hardy Storage (through Columbia Gas and Transco)	68,800
Kinder Morgan – Tennessee Pipeline	55,900
Total	840,600

* During the winter heating season 2013 - 2014, deliverability was reduced due to facility restrictions.

As of October 31, 2014, we own or have under contract 35.6 million dekatherms of storage capacity, either in the form of underground storage or LNG. This capacity is used to supplement or replace regular pipeline supplies.

As is prevalent in the industry, we inject natural gas into storage during the summer months (principally April through October) when customer demand is lower for withdrawal from storage during the winter heating season (principally November through March) when customer demand is higher. During the year ended October 31, 2014, the amount of natural gas in storage varied from 10.4 million (one dekatherm equals 1,000,000 BTUs) to 24.2 million, and the weighted average commodity cost of this gas in storage varied from $44.3 million to $97.5 million.

Natural gas development and production in North America continues to provide abundant supply and price stability and moderation for natural gas as an energy commodity. With lower gas prices over the past seven years, we have been able to significantly lower the cost of gas to our customers with multiple filings for reductions in the wholesale natural gas component of customer rates in the three jurisdictions that we serve. Currently, natural gas has a price advantage over other fuels, and it is anticipated that the cost of natural gas will remain competitive due to abundant sources of shale gas reserves.

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

When firm pipeline services or contracted gas supplies are temporarily not needed due to market demand fluctuations, we may release these services and supplies in the secondary market under FERC-approved capacity release provisions or make wholesale secondary market sales. The proceeds from those transactions are used to reduce the cost of natural gas we charge to customers through sharing mechanisms that are in place in all three jurisdictions whereby customers are allocated 75% of the savings through the incentive plans. For further information on these regulatory sharing mechanisms, see Note 2 to the consolidated financial statements in this Form 10-K.

We continue to diversify our supply portfolio by contracting to bring abundant and low cost natural gas supplies from the Marcellus supply basin to our natural gas markets in the Carolinas. In November 2012, we signed a long-term contract with Cabot Oil & Gas to purchase firm, price-competitive Marcellus gas supplies. We also signed a long-term firm capacity contract with Williams – Transco under its Leidy Southeast expansion project to transport the Marcellus based Cabot gas supplies to our markets. In December 2012, we also signed a long-term firm capacity contract with Williams – Transco under its Virginia Southside expansion project that will also allow us to further diversify our supply portfolio with Marcellus based natural gas. These new supply and capacity arrangements are scheduled to begin in late 2015, and we believe they will provide diversification, reliability and gas cost benefits to Piedmont’s customers across the Carolinas. Also, with the new ACP project that is targeted to be in service in late 2018, we will have additional pipeline capacity from the Marcellus and Utica supply basin under a long-term firm service agreement that we executed with ACP, subject to FERC approval of the project.

Competition

Our regulated utility competes with other energy products, such as electricity and propane, in the residential and commercial customer markets. The most significant product competition is with electricity for space heating, water heating and cooking. Numerous factors can influence customer demand for natural gas including price, value, availability, environmental attributes, comfort, convenience, reliability and energy efficiency. Increases in the price of natural gas can negatively impact our competitive position by decreasing the price benefits of natural gas to the consumer. This can lead to slower customer growth or customer conservation, or both, resulting in reduced gas purchases and customer billings. In turn, this can impact our capital expenditures and overall cash needs, including working capital needs. The direct use of natural gas in homes and businesses is the most efficient and cost effective use of natural gas and results in overall lower carbon emissions. However, the use of natural gas for power generation also adds significant value as a result of natural gas’ environmental attributes, competitive cost advantage and efficiency of delivery.

During the year ended October 31, 2014, approximately 4% of our margin (operating revenues less cost of gas) was generated from deliveries to industrial or large commercial customers that have the capability to burn a fuel other than natural gas, with fuel oil being the most significant competing energy alternative. Our ability to maintain industrial market share is largely dependent on relative prices of energy. The relationship between supply and demand has the greatest impact on the price of natural gas. The price of oil depends upon a number of factors beyond our control, including the relationship between worldwide supply and demand and the policies of foreign and domestic governments and organizations, as well as the value of the U.S. dollar versus other currencies. Our liquidity could be impacted, either positively or negatively, as a result of changes in oil and natural gas prices and the alternate fuel decisions made by industrial customers.

Under FERC policies, certain large volume customers located in proximity to the interstate pipelines delivering gas to us could bypass us and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. During the fiscal year ended October 31, 2014, no bypass occurred. The future level of bypass activity cannot be predicted.

Natural gas for power generation competes with other fuel sources for the generation of electricity, including coal, nuclear and renewable resources. Additionally, as with industrial customers, we compete with other pipeline providers to serve the power generation plants.

Other

During the year ended October 31, 2014, our largest revenue generating customer contributed $89.2 million, or 6%, of total operating revenues. Our largest margin generating customer contributed $73.8 million, or 11% of total margin. Our largest revenue and margin generating customer is the same customer.

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

Costs incurred for natural gas, labor, employee benefits, consulting and construction are the business charges that we incur that are most significantly impacted by inflation. Changes to the cost of gas are generally recovered through regulatory mechanisms and do not significantly impact net income. Labor and employee benefits are components of the cost of service, and construction costs less utility deferred income taxes are the primary components of rate base. In order to recover increased costs and earn a fair return on rate base, we file general rate cases for review and approval by regulatory authorities when necessary. The ratemaking process has a natural time lag between incurrence of additional costs and the setting of new rates. See discussion above for information on IMRs to track and recover certain capital costs in North Carolina and Tennessee outside of a general rate case. In South Carolina, we operate under a RSA mechanism that reduces regulatory lag to one year, but we reserve the right to file general rate cases when necessary. Regulatory lag can impact earnings.

As of October 31, 2014, our fiscal year end, we had 1,879 employees compared with 1,795 as of October 31, 2013.

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

We purchase almost all of our gas supply from interstate sources that must then be transported to our service territory. Interstate pipeline companies transport the gas to our system under firm service agreements that are designed to meet the requirements of our core markets. A significant disruption to or reduction in that supply or interstate pipeline capacity due to events including but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or cyber-attacks or other acts of war, or legislative or regulatory actions or requirements, including remediation related to integrity inspections, could reduce our normal interstate supply of gas and thereby reduce our earnings. Moreover, if additional natural gas infrastructure, including but not limited to exploration and drilling rigs and platforms, processing and gathering systems, off-shore pipelines, interstate pipelines and storage, cannot be built at a pace that meets demand, then our growth opportunities would be limited and our earnings negatively impacted.

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

Approximately 96% of our assets and 86% of our earnings before taxes come from our regulated utility businesses. Further, approximately 70% of our natural gas utility customers, including customers served by three North Carolina municipalities who are our wholesale customers, and most of our utility transmission and distribution pipelines are located in North Carolina, with the remainder located in South Carolina and Tennessee. Changes in the regional economies, politics, regulations and weather patterns of North Carolina, South Carolina and Tennessee could negatively impact the growth opportunities available to us and the usage patterns and financial condition of customers and could adversely affect our earnings.

We are subject to new and existing laws and regulations that may require significant expenditures, significantly increase operating costs, or significant fines or penalties for noncompliance.

Our business and operations are subject to regulation by the FERC, the NCUC, the PSCSC, the TRA, the DOT, the EPA, the CFTC and other agencies, and we are subject to numerous federal and state laws and regulations. Compliance with existing or new laws and regulations may result in increased capital, operating and other costs which may not be recoverable in rates from our customers. For example, while we have implemented an IMR mechanism in North Carolina and Tennessee to recover certain capital expenditures made in compliance with federal and state safety and integrity management laws or regulations, there is a risk that the relevant regulators will disallow some of the expenditures under the IMR mechanism, and that the costs expended in compliance with such laws would not be recoverable through such rate mechanisms (but rather through general rate cases with extended lag). Because the language in some laws and regulations is not prescriptive, there is a risk that our interpretation of these laws and regulations may not be consistent with expectations of regulators. Any compliance failure related to these laws and regulations may result in fines, penalties or injunctive measures affecting operating assets. For example, under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act to impose penalties for current violations of up to $1 million per day for each violation. As the regulatory environment for our industry increases in complexity, the risk of inadvertent noncompliance could also increase. All of these events could result in a material adverse effect on our business, results of operations or financial condition.

Climate change, carbon neutral or energy efficiency legislation or regulations could increase our operating costs or restrict our market opportunities, negatively affecting our growth, cash flows and earnings.

The federal and/or state governments may enact legislation or regulations that attempt to control or limit the causes of climate change, including greenhouse gas emissions such as carbon dioxide and air emissions regulations that could be expanded to address emissions of methane. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, impose costs or restrictions on end users of natural gas, or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. The focus on climate change could negatively impact the reputation of fossil fuel products or services. The occurrence of these events could put upward pressure on the cost of natural gas relative to other energy sources, increase our costs and the prices we charge to customers, reduce the demand for natural gas, and impact the competitive position of natural gas and the ability to serve new customers, negatively affecting our growth opportunities, cash flows and earnings.

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

The operation of our gas distribution and transmission activities may be interrupted by accidents, work stoppage, severe weather conditions, including destructive weather patterns, such as hurricanes, tornadoes and floods, pandemic or acts of terrorism and sabotage.

Inherent in our gas distribution and transmission activities, including natural gas and LNG storage, are a variety of hazards and operational risks, such as third-party excavation damage, leaks, ruptures and mechanical problems. Severe weather conditions, as well as acts of terrorism and sabotage, could also damage our pipelines and other infrastructure and disrupt our ability to conduct our natural gas distribution and transportation business. The outbreak of a pandemic could result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. If these events are severe enough or if they lead to operational interruptions, they could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to us. The location of pipeline and storage facilities near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering places, could increase the level of damages resulting from these risks. Our regulators may not allow us to recover part or all of the increased cost related to the foregoing events from our customers, which would negatively affect our earnings. The occurrence of any of these events could adversely affect our financial position, results of operations and cash flows.

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

Elevated levels of capital expenditures may weaken our financial position and inhibit customer growth.

We make significant annual capital expenditures for system integrity, infrastructure and maintenance that do not immediately produce revenue. We have the ability to recover these costs either through general rate cases or alternative rate mechanisms approved by state regulatory commissions, such as RSAs and IMRs, that periodically adjust rates to reflect incurred capital expenditures. However, before rates are adjusted, we fund construction through operating cash flows and by accessing short- and long-term capital markets and as a result, we may experience reduced liquidity and deteriorating credit metrics, which may weaken our financial position and could trigger a possible downgrade from the rating agencies. In addition, after these capital costs are reflected in rates, to the extent that rates rise considerably, customers may choose alternative forms of energy to meet their needs. This would reduce our customer growth, which would weaken our financial position by reducing earnings and cash flows.

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

We are invested in several natural gas related businesses as an equity method investor. The businesses in which we invest are subject to laws, regulations or market conditions, or have risks inherent in their operations, that could adversely affect their performance. Those that are not directly regulated by state or federal regulatory bodies could be subject to adverse market conditions not experienced by our regulated utility segment and our regulated non-utilities segment. We do not control the day to day operations of our equity method investments, and thus the management of these businesses by our partners could adversely impact their performance. We may not be able to fully direct the management and policies of these businesses, and other participants in those relationships may take action contrary to our interests, including making operational decisions that could affect our costs and liabilities related to our investment. In addition, other participants may withdraw from the business, become financially distressed or bankrupt, or have economic or other business interests or goals that are inconsistent with ours. The results of operations from those investments may be significantly less or realized significantly later than anticipated. All the above could adversely affect our earnings from or return of our investment in these businesses. We could make future equity method investments, acquisitions, or other business arrangements involving regulated or unregulated businesses as a minority or majority owner, with the similar potential to adversely affect our earnings from or return of our investment in those businesses.

We may be unable to attract and retain professional and technical employees, which could adversely impact our earnings.

Our ability to implement our business strategy and serve our customers is dependent upon the continuing ability to employ talented professionals and attract, train, develop and retain a skilled workforce. We are subject to the risk that we will not be able to effectively replace the knowledge and expertise of an aging workforce as those workers retire. Without a properly skilled and experienced workforce, our costs, including productivity and safety costs, costs to replace employees, and costs as a result of errors may increase, and this could negatively impact our earnings.

Cybersecurity attack, acts of cyber-terrorism or failure of technology systems could disrupt our business operations, shut down our facilities or result in the loss or exposure of confidential or sensitive customer, employee or Company information.

We are placing greater reliance on technological tools that support our operations and corporate functions and processes. We may own these tools or have a license to use them, or we may rely on the technological tools of third parties to whom we outsource processes. We use such tools to manage our natural gas distribution and transmission pipeline operations, maintain customer, employee, Company and vendor data, prepare our financial statements and manage supply chain and other business processes. One or more of these technologies may fail due to physical disruption such as flooding, design defects or human error, or we may be unable to have these technologies supported, updated, expanded or integrated into other technologies. As technology and as our business operations change, we may replace or add systems and tools, and failure to successfully execute on these projects may result in business disruption or loss of data. Additionally, our business operations and information technology systems may be vulnerable to attack by individuals or organizations that could result in disruption to them.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All property included in the Consolidated Balance Sheets in “Utility Plant” is owned by us and used in our regulated utility segment. This property consists of intangible plant, other storage plant, transmission plant, distribution plant and general plant as categorized by natural gas utilities, with the majority of the total invested in utility distribution and transmission plant to serve our customers. We have approximately 2,910 linear miles of transmission pipeline up to 30 inches in diameter that connect our distribution systems with the transmission systems of our pipeline suppliers. We distribute natural gas through approximately 22,300 linear miles of distribution mains up to 16 inches in diameter. The transmission pipelines and distribution mains are generally underground, located near public streets and highways, or on property owned by others, for which we have obtained the necessary legal rights to place and operate our facilities on such property. All of these properties are located in North Carolina, South Carolina and Tennessee. Utility Plant includes “Construction work in progress," which primarily represents distribution, transmission and general plant projects that have not been placed into service pending completion.

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

We own or lease for varying periods our corporate headquarters building located in Charlotte, North Carolina and our operating locations and resource centers located in North Carolina, South Carolina and Tennessee. Lease payments for these various offices totaled $4.5 million for the year ended October 31, 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock (symbol PNY) is traded on the New York Stock Exchange (NYSE). The following table provides information with respect to the high and low sales prices from the NYSE Composite for each quarterly period for the years ended October 31, 2014 and 2013.

2014	High	Low	2013	High	Low
Quarter ended:			Quarter ended:
January 31	$34.18	$31.94	January 31	$33.10	$28.51
April 30	36.55	32.12	April 30	34.92	31.73
July 31	37.86	34.30	July 31	35.53	32.39
October 31	38.36	33.38	October 31	35.05	31.56

Holders

As of December 12, 2014, our common stock was owned by 13,379 shareholders of record. Holders of record exclude the individual and institutional security owners whose shares are held in street name or in the name of an investment company.

Dividends

The following table provides information with respect to quarterly dividends paid on common stock for the years ended October 31, 2014 and 2013. We expect that comparable cash dividends will continue to be paid in the future.

	Dividends Paid			Dividends Paid
2014	Per Share		2013	Per Share
Quarter ended:			Quarter ended:
January 31	31	¢	January 31	30	¢
April 30	32	¢	April 30	31	¢
July 31	32	¢	July 31	31	¢
October 31	32	¢	October 31	31	¢

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”) except out of net earnings available for restricted payments. As of October 31, 2014, our ability to pay dividends was not restricted.

Share Repurchases

The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended October 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
Beginning of the period				2,910,074
8/1/14 – 8/31/14	—	—	—	2,910,074
9/1/14 – 9/30/14	—	—	—	2,910,074
10/1/14 – 10/31/14	—	—	—	2,910,074

Total	—	—	—

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

Discussion of our compensation plans, under which shares of our common stock are authorized for issuance, is included in the portion of our proxy statement captioned “Executive Compensation” to be filed no later than January 31, 2015, in connection with our Annual Meeting to be held on March 5, 2015, and is incorporated herein by reference.

Comparisons of Cumulative Total Shareholder Returns

The following performance graph compares our cumulative total shareholder return from October 31, 2009 through October 31, 2014 (a five-year period) with the average performance of our industry peer group and the Standard & Poor’s 500 Stock Index, a broad market index (the S&P 500 Index). Our local distribution company (LDC) Peer Group index is comprised of peer group companies that are domiciled in the United States, publicly traded in the U.S. energy industry with a primary focus on natural gas distribution and transmission businesses in multi-state territories and have similar annual revenues and market capitalization to ours. We attempt to have our peer group companies meet a majority of these criteria for inclusion in the group, and we use the same peer group to calculate our relative total shareholder returns, which we use for market benchmarking for our executive compensation plans.

Over the past several years, we have made significant additional investments in transmission pipeline infrastructure. In light of this transmission business and now owning and operating over 2,900 miles of transmission pipeline, our LDC Peer Group was updated to include CenterPoint Energy and Questar Corporation, effective with our performance award under an approved incentive compensation plan covering a three-year performance period that ended October 31, 2014. Our total return of $100 invested as of October 31, 2014 was $198. With the addition of CenterPoint Energy and Questar Corporation, our LDC Peer Group return was $236. Without them, the peer group return would have been $241.

The graph assumes that the value of an investment in Common Stock and in each index was $100 at October 31, 2009 and that all dividends were reinvested. Stock price performances shown on the graph are not indicative of future price performance.

LDC Peer Group—The following companies are included: AGL Resources, Inc., Atmos Energy Corporation, CenterPoint Energy, New Jersey Resources Corporation, NiSource Inc., Northwest Natural Gas Company, Questar Corporation, South Jersey Industries, Inc., Southwest Gas Corporation, The Laclede Group, Inc., Vectren Corporation and WGL Holdings, Inc.

	2009	2010	2011	2012	2013	2014
Piedmont	$100	$132	$152	$154	$171	$198
LDC Peer Group	100	129	156	167	201	236
S&P 500 Index	100	117	126	145	185	216

Item 6. Selected Financial Data

The following table provides selected financial data for the years ended October 31, 2010 through 2014.

In thousands, except per share amounts	2014	2013	2012	2011	2010
Operating Revenues	$1,469,988	$1,278,229	$1,122,780	$1,433,905	$1,552,295
Margin (operating revenues less cost of gas)	$690,208	$621,490	$575,446	$573,639	$552,592
Net Income	$143,801	$134,417	$119,847	$113,568	$141,954
Earnings per Share of Common Stock:
Basic	$1.85	$1.80	$1.67	$1.58	$1.96
Diluted	$1.84	$1.78	$1.66	$1.57	$1.96
Cash Dividends per Share of Common Stock	$1.27	$1.23	$1.19	$1.15	$1.11
Total Assets	$4,784,253	$4,368,609	$3,769,939	$3,242,541	$3,053,275
Long-Term Debt (less current maturities)	$1,424,430	$1,174,857	$975,000	$675,000	$671,922

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report, as well as other documents we file with the Securities and Exchange Commission (SEC), may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. These statements are based on management’s current expectations from information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to the following, as well as those discussed in Item 1A. Risk Factors:

•	Economic conditions in our markets

•	Wholesale price of natural gas

•	Availability of adequate interstate pipeline transportation capacity and natural gas supply

•	Regulatory actions at the state level that impact our ability to earn a reasonable rate of return and fully recover our operating costs on a timely basis

•	Competition from other companies that supply energy

•	Changes in the regional economies, politics, regulations and weather patterns of the three states in which our operations are concentrated

•	Costs of complying or effect of noncompliance with state and federal laws and regulations that are applicable to us

•	Effect of climate change, carbon neutral or energy efficiency legislation or regulations on costs and market opportunities

•	Changes in local building codes or appliance standards

•	Weather conditions

•	Operational interruptions to our gas distribution and transmission activities

•	Inability to complete necessary or desirable pipeline expansion or infrastructure development projects

•	Elevated levels of capital expenditures

•	Changes to our credit ratings

•	Availability and cost of capital

•	Federal and state fiscal, tax and monetary policies

•	Ability to generate sufficient cash flows to meet all our cash needs

•	Ability to satisfy all of our outstanding debt obligations

•	Ability of counterparties to meet their obligations to us

•	Costs of providing pension benefits

•	Earnings from the joint venture businesses in which we invest

•	Ability to attract and retain professional and technical employees

•	Cybersecurity breaches or failure of technology systems

•	Ability to obtain and maintain sufficient insurance

•	Change in number of outstanding shares

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

We operate with three reportable business segments, regulated utility, regulated non-utility activities and unregulated non-utility activities, with the regulated utility segment being the largest. Our utility operations are regulated by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina and the Tennessee Regulatory Authority (TRA) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. The NCUC also regulates us as to the issuance of long-term debt and equity securities. Factors critical to the success of the regulated utility segment include operating a safe and reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The regulated non-utility activities segment consists of our equity method investments in joint venture regulated energy-related businesses that are held by our wholly-owned subsidiaries. The unregulated non-utility activities segment consists primarily of our equity method investment in SouthStar Energy Services LLC (SouthStar) that is held by a wholly-owned subsidiary. For further information on equity method investments and business segments, see Note 12 and Note 14, respectively, to the consolidated financial statements in this Form 10-K.

Executive Summary

A summary of our annual results is as follows:

Comprehensive Income Statements Components

				Percent Change
				2014 vs.	2013 vs.
In thousands, except per share amounts	2014	2013	2012	2013	2012
Operating Revenues	$1,469,988	$1,278,229	$1,122,780	15.0%	13.8%
Cost of Gas	779,780	656,739	547,334	18.7%	20.0%
Margin	690,208	621,490	575,446	11.1%	8.0%
Operations and Maintenance	270,877	253,120	242,599	7.0%	4.3%
Depreciation	118,996	112,207	103,192	6.1%	8.7%
General Taxes	37,294	34,635	34,831	7.7%	(0.6)%
Utility Income Taxes	83,176	77,334	69,101	7.6%	11.9%
Total Operating Expenses	510,343	477,296	449,723	6.9%	6.1%
Operating Income	179,865	144,194	125,723	24.7%	14.7%
Other Income (Expense), net of tax	18,622	15,161	14,221	22.8%	6.6%
Utility Interest Charges	54,686	24,938	20,097	119.3%	24.1%
Net Income	$143,801	$134,417	$119,847	7.0%	12.2%

Average Shares of Common Stock:
Basic	77,883	74,884	71,977	4.0%	4.0%
Diluted	78,193	75,333	72,278	3.8%	4.2%

Earnings per Share of Common Stock:
Basic	$1.85	$1.80	$1.67	2.8%	7.8%
Diluted	$1.84	$1.78	$1.66	3.4%	7.2%

Margin by Customer Class

In thousands	2014		2013		2012
Sales and Transportation:
Residential	$348,782	51%	$331,920	54%	$321,056	56%
Commercial	169,442	25%	155,065	25%	150,306	26%
Industrial	50,889	7%	52,268	8%	46,993	8%
Power Generation	77,573	11%	56,312	9%	32,289	6%
For Resale	8,819	1%	7,477	1%	7,465	1%
Total	655,505	95%	603,042	97%	558,109	97%
Secondary Market Sales	25,414	4%	8,979	1%	9,681	2%
Miscellaneous	9,289	1%	9,469	2%	7,656	1%
Total	$690,208	100%	$621,490	100%	$575,446	100%

Gas Deliveries, Customers, Weather Statistics and Number of Employees

				Percent Change
				2014 vs.	2013 vs.
	2014	2013	2012	2013	2012
Deliveries in Dekatherms (in thousands):
Residential	61,782	55,283	43,788	11.8%	26.3%
Commercial	44,259	39,602	33,774	11.8%	17.3%
Industrial	95,780	95,019	89,234	0.8%	6.5%
Power Generation	201,707	190,862	151,675	5.7%	25.8%
For Resale	7,174	6,834	5,829	5.0%	17.2%
Throughput	410,702	387,600	324,300	6.0%	19.5%
Secondary Market Volumes	20,516	41,605	48,373	(50.7)%	(14.0)%

Customers Billed (at period end)	992,551	979,909	969,239	1.3%	1.1%
Gross Residential, Commercial and Industrial Customer Additions	16,251	14,293	13,274	13.7%	7.7%
Degree Days
Actual	3,543	3,336	2,668	6.2%	25.0%
Normal	3,265	3,276	3,310	(0.3)%	(1.0)%
Percent colder (warmer) than normal	8.5%	1.8%	(19.4)%	n/a	n/a
Number of Employees (at period end)	1,879	1,795	1,752	4.7%	2.5%

Financial Performance – Fiscal 2014 Compared with Fiscal 2013

Our 2014 fiscal year was a solid one with a 7% increase in net income. Margin increased 11% due to customer growth, higher volumes delivered to residential and commercial customers in South Carolina and Tennessee due to colder weather, new rates effective January 1, 2014 in North Carolina under a rate case settlement, the Tennessee and North Carolina integrity management rider (IMR) rate adjustments, increased transportation delivery services for power generation customers and higher margin sales from secondary market activity. Operations and maintenance (O&M) expenses and depreciation expense increased 7% and 6%, respectively. The increase in O&M expenses was related to increases in payroll, regulatory, bad debt and contract labor expenses. Depreciation was higher due to increases in plant in service from our capital investment program. General taxes increased 8% primarily due to increased property taxes, franchise taxes and payroll taxes. Other Income (Expense) increased 23% primarily due to an increase in income from equity method investments, primarily from SouthStar and Constitution Pipeline Company, LLC (Constitution), partially offset by a write-off of an investment that had been accounted for under the cost method. Utility interest charges increased 119% from increases in long-term debt outstanding, a decrease in capitalized interest recorded as income and the recording of interest expense on amounts due to customers.

Business Summary – Fiscal 2014 Compared with Fiscal 2013

Our fiscal 2014 performance reflects execution of our long-term business strategy that focuses on safety and growth in our markets, favorable changes in state regulation with new rates and IMRs, and secondary market activity. As discussed above, financial performance was solid for the year with increased earnings and an increase in our dividend rate per share to our investors.

Financial Strength and Flexibility – In order to prudently fund our investment in growth and our ongoing capital needs, we executed our financing programs to optimize and reduce our cost of capital, preserve our liquidity and strong balance sheet and protect our high quality credit ratings with a goal of maintaining a total debt to capital ratio between 50% and 60%. As reflected in this annual report, we revised this target to include both short- and long-term debt as we believe it provides a more accurate representation of our overall leverage and our financing targets. We continue to rely on our commercial paper (CP) program to meet our short-term liquidity needs. We accomplished the following in fiscal year 2014:

•	In November 2013, we entered into an agreement with our revolving credit facility lenders that increased our borrowing capacity to $850 million.

•	In December 2013, we repaid the balance of $100 million of our 5% medium-term notes as they became due.

•	In December 2013, we issued 1.6 million shares under forward sale agreements (FSAs) entered into in February 2013, receiving proceeds of $47.3 million.

•	In September 2014, we issued $250 million of twenty-year, unsecured senior notes, receiving net proceeds of $247.7 million, net of debt issuance costs.

For further information on these transactions, see Note 4, Note 5 and Note 6 to the consolidated financial statements in this Form 10-K and the following discussion of "Cash Flows from Financing Activities."

Managing Gas Supplies and Prices – Our gas supply acquisition strategy is regularly reviewed and adjusted to ensure that we have adequate and reliable supplies of competitively-priced natural gas to meet the needs of our utility customers. In November 2012, in order to provide additional diversification, reliability and gas cost benefits to our customers, we signed long-term capacity and supply contracts to transport more of our gas supplies from the Marcellus shale basin in Pennsylvania for our markets in the Carolinas. This source of supply is scheduled to be available in late 2015 once construction of the Williams – Transco Leidy Southeast expansion project has been completed. In October 2014, we signed a long-term pipeline capacity precedent agreement under the Atlantic Coast Pipeline, LLC (ACP) project to source gas supplies from the Marcellus and Utica shale basins in central West Virginia that are anticipated to be available for the winter 2018 – 2019 season.

Customer Growth – We have added increasing numbers of customers in our service areas each year over our last three fiscal years. Affordable and stable wholesale natural gas costs continued to favorably position natural gas relative to other energy sources. With continued improvement in economic conditions resulting in growth in both the residential and commercial markets and targeted marketing programs on the benefits of natural gas, total new customers increased 13.7% in 2014 compared to 2013.

			Percent
	2014	2013	Change
Residential new home construction	11,659	10,299	13.2%
Residential conversion	2,814	2,463	14.3%
Commercial	1,763	1,512	16.6%
Industrial	15	19	(21.1)%
Total new customers	16,251	14,293	13.7%

Overall, total net customers billed increased 1.3% as compared to 2013.

Capital Expenditures – We continued to execute our capital expansion and improvement programs that will provide benefits to our customers through safe and reliable natural gas service while providing our shareholders a fair and reasonable return on invested capital. Our capital expenditures are driven by pipeline integrity, safety and compliance programs, investments for customer growth, and technology and system infrastructure, including a new comprehensive work and asset management system.

With significant capital costs incurred under our ongoing system integrity programs, we implemented new regulatory mechanisms that will allow us to recover and earn on those investments in a more timely manner. In December 2013, the NCUC approved the settlement of our 2013 general rate case, including the implementation of an IMR to separately track and recover the costs associated with capital expenditures in order to comply with federal pipeline safety and integrity requirements. With the IMR mechanism, we will avoid having to file costly and more frequent future general rate proceedings, consuming both our resources and the resources of the NCUC and its staff. Under the IMR tariff, we will make annual filings each November to capture such costs closed to plant through October with revised rates effective the following February. For the annual period beginning February 1, 2014, the North Carolina IMR will increase our margin revenues by $.8 million with $.6 million recorded through the 2014 fiscal year end. With its approval of the rate case settlement, the NCUC continued to allow regulatory asset treatment of our external pipeline integrity management O&M costs and recovery of these costs through future amortization in rates. Also in December 2013, the TRA approved the settlement of our August 2013 IMR filing in Tennessee to recover the costs of our capital investments associated with federal and state mandated safety and integrity programs. Under the Tennessee IMR, we will file to adjust rates to be effective each January 1 based on capital expenditures incurred through the previous October. For the twelve-month period beginning January 1, 2014, the Tennessee IMR will increase our margin revenues by $13.1 million with $10.1 million recorded through the fourth quarter of 2014.

We completed pipeline expansion projects over our last three fiscal years that provide natural gas delivery service to new power generation facilities in our market area. We currently provide service to 25 power generation customer accounts. See the discussion of our forecasted capital investments in “Cash Flows from Investing Activities” in this Form 10-K .

Business Process and Technology Improvements – We are executing a multi-year, multi-project program designed to bring additional technology and automation to our field operations to enable our employees to more effectively and efficiently manage our pipeline assets. This program is expected to facilitate compliance with pipeline safety and integrity regulations and create operating efficiencies. Implementation began in April 2014. Several phases of the program are expected to be implemented through our fiscal year 2016.

Regulatory and Legislative Activity – We continue our regulatory strategy to implement rate structures that better align and balance the interests of shareholders and customers. As discussed above, with the NCUC approval of the settlement of our 2013 general rate case, we implemented adjustments in our rates and charges, effective January 1, 2014, to provide incremental annual total revenues of $30.7 million, yielding an annual pre-tax income increase of $24.2 million. This revenue increase was a .7% annual rate increase for our customers since our last general rate proceeding in 2008. The new rates are based on a rate base in North Carolina of $1.8 billion as of September 30, 2013, an equity capital structure component of 50.7% and a return on common equity of 10%.

Equity Method Investments – Our investments in complementary energy-related businesses continue to be an attractive way to generate earnings growth and long-term shareholder returns. Our 2014 earnings before taxes from SouthStar increased $5 million with our additional investment of $22.5 million made in September 2013, maintaining our 15% equity ownership. Our partner contributed retail natural gas marketing assets and related customers located in Illinois.

We are a 24% equity member of Constitution, a Federal Energy Regulatory Commission (FERC) regulated interstate natural gas pipeline that is proposed to transport natural gas produced from the Marcellus shale basin in Pennsylvania to northeast markets. The forecasted in-service date of the project is late 2015 or 2016. We expect our total 24% equity contributions will be an estimated $175 million. We contributed $37.6 million and $15.9 million in 2014 and 2013, respectively, for a total of $53.5 million to date.

In September 2014, we became a 10% equity member of ACP, a Delaware limited liability company. ACP intends to construct, operate and maintain a 550 mile natural gas pipeline, with associated compression, from West Virginia through Virginia into eastern North Carolina. The pipeline will provide wholesale natural gas transportation services for Marcellus and Utica gas supplies into southeastern markets. We expect our total 10% equity contributions will be an estimated $450 million to $500 million before any project financing. For further information on equity method investments and business segments, see Note 12 and Note 14, respectively, to the consolidated financial statements and "Cash Flows from Investing Activities" in this Form 10-K.

Strategy and Focus Areas

Our long-term strategic directives shape our annual business objectives and focus on our customers, our communities, our employees and our shareholders. They also reflect what we believe are the inherent advantages of natural gas compared to other types of energy. Our seven foundational strategic priorities are as follows:

•	Promote the benefits of natural gas,

•	Expand our core natural gas and complementary energy-related businesses to enhance shareholder value,

•	Be the energy service provider of choice,

•	Achieve excellence in customer service every time,

•	Preserve financial strength and flexibility,

•	Execute sustainable business practices, and

•	Enhance our healthy, high performance culture.

With a focus on these priorities, we believe we will enhance long-term shareholder value. For a full discussion of our strategy and focus areas, see Item 1. Business in this Form 10-K.

Additional information on operating results for the years ended October 31, 2014, 2013 and 2012 follows.

Results of Operations

Operating Revenues

Changes in operating revenues for 2014 and 2013 compared with the same prior periods are presented below.

Changes in Operating Revenue - Increase (Decrease)
	2014 vs.	2013 vs.
In millions	2013	2012
Residential and commercial customers	$201.5	$136.2
Industrial customers	1.4	18.0
Power generation customers	21.8	28.1
Secondary market	5.4	23.8
Margin decoupling mechanism	(39.4)	(40.8)
WNA mechanisms	(11.4)	(10.4)
IMR mechanisms	10.7	—
Other	1.8	0.5
Total	$191.8	$155.4

2014 compared to 2013:

•	Residential and commercial customers – the increase is primarily due to higher consumption from colder weather, higher wholesale gas costs passed through to customers and customer growth.

•
Industrial customers – the increase is primarily due to higher consumption from colder weather and higher wholesale gas costs passed through to customers, slightly offset by decreased transportation revenues.

•	Power generation customers – the increase is primarily due to increased transportation services.

•
Secondary market – the increase is due to higher margin sales related to sustained colder-than-normal weather and increased wholesale market volatility. Secondary market transactions consist of off-system sales and capacity release and asset management arrangements and are part of our regulatory gas supply management program with regulatory approved sharing mechanisms between our utility customers and our shareholders.

•
Margin decoupling mechanism – the decrease is primarily related to colder weather in North Carolina. As discussed in “Financial Condition and Liquidity,” the margin decoupling mechanism in North Carolina adjusts for variations in residential and commercial use per customer, including those due to weather and conservation.

•
Weather normalization adjustment (WNA) mechanisms – the decrease is due to colder weather in South Carolina and Tennessee. As discussed in “Financial Condition and Liquidity,” the WNA mechanisms partially offset the impact of colder- or warmer-than-normal weather on bills rendered.

•	IMR mechanisms – the increase is due to the IMR rate adjustments in Tennessee effective January 1, 2014 and North Carolina effective February 1, 2014.

2013 compared to 2012:

•	Residential and commercial customers – the increase is primarily due to colder weather, customer growth and higher wholesale gas costs passed through to customers.

•	Industrial customers – the increase is primarily due to colder weather and customer growth.

•	Power generation customers – the increase is primarily due to increased transportation services due to new contracts that began in June 2012 and June 2013.

•	Secondary market – the increase is primarily due to higher commodity gas costs, partially offset by decreased activity.

•	Margin decoupling mechanism – the decrease is due to colder weather in North Carolina.

•	WNA mechanisms – the decrease is due to colder weather in South Carolina and Tennessee.

Cost of Gas

Changes in cost of gas for 2014 and 2013 compared with the same prior periods are presented below.

Changes in Cost of Gas - Increase (Decrease)
	2014 vs.	2013 vs.
In millions	2013	2012
Commodity gas costs passed through to sales customers	$137.5	$96.8
Commodity gas costs in secondary market transactions	(11.0)	24.5
Pipeline demand charges	(7.1)	22.3
Regulatory approved gas cost mechanisms	3.6	(34.2)
Total	$123.0	$109.4

2014 compared to 2013:

•	Commodity gas costs passed through to sales customers – the increase is primarily due to higher volumes sold due to colder weather and higher wholesale gas costs passed through to sales customers.

•	Commodity gas costs in secondary market transactions – the decrease is primarily due to decreased activity, partially offset by higher average wholesale gas costs.

•	Pipeline demand charges – the decrease is due to decreased demand costs and increased capacity release revenues, slightly offset by decreased asset manager payments.

•	Regulatory approved gas cost mechanisms – the increase is primarily due to demand cost true-ups, slightly offset by other regulatory mechanisms.

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

Margin

Margin, rather than revenues, is used by management to evaluate utility operations due to the regulatory pass through of changes in wholesale commodity gas costs. Our utility margin is defined as natural gas revenues less natural gas commodity costs and fixed gas costs for transportation and storage capacity. It is the component of our revenues that is established in general rate cases and is designed to cover our utility operating expenses and our return of and on our utility capital investments and related taxes. Our commodity gas costs accounted for 41% of revenues for the years ended October 31, 2014 and 2013 and 36% for the year ended October 31, 2012. Our pipeline transportation and storage costs accounted for 10%, 12% and 11% for the years ended October 31, 2014, 2013 and 2012 respectively.

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

Regulatory Mechanism	North Carolina	South Carolina	Tennessee
WNA mechanism*		X	X
Margin decoupling mechanism *	X
Natural gas rate stabilization mechanism		X
Secondary market activity **	X	X	X
Incentive plan for gas supply **			X
IMR mechanism	X		X
Negotiated margin loss treatment	X	X
Uncollectible gas cost recovery	X	X	X

* Residential and commercial customers only.
** In all jurisdictions, we retain 25% of secondary market margins generated through off-system sales and capacity release activity, with 75% credited to customers. Our share of net gains or losses in Tennessee is subject to an annual cap of $1.6 million.

Changes in margin for 2014 and 2013 compared with the same prior periods are presented below.

Changes in Margin - Increase (Decrease)
	2014 vs.	2013 vs.
In millions	2013	2012
Residential and commercial customers	$31.2	$15.6
Industrial customers	—	5.3
Power generation customers	21.3	24.0
Secondary market activity	16.4	(0.7)
Net gas cost adjustments	(0.2)	1.8
Total	$68.7	$46.0

2014 compared to 2013:

•
Residential and commercial customers – the increase is primarily due to the general rate increase in North Carolina effective January 1, 2014, the IMR rate adjustments mentioned above, customer growth in all three states and increased volumes delivered in South Carolina and Tennessee due to colder weather.

•	Power generation customers – the increase is primarily due to increased transportation services.

•	Secondary market activity – the increase is primarily due to higher margin sales related to increased wholesale market volatility and sustained colder-than-normal weather.

2013 compared to 2012:

•
Residential and commercial customers – the increase is primarily due to increased volumes delivered due to colder weather, customer growth in all three states and the general rate increase in Tennessee, effective March 1, 2012.

•	Industrial customers – the increase is primarily due to higher consumption in the industrial market from colder weather and customer growth.

•	Power generation customers – the increase is primarily due to increased transportation services due to new contracts placed in service in June 2012 and June 2013.

•	Secondary market activity – the decrease is primarily due to lower commodity gas price volatility and decreased activity.

Operations and Maintenance Expenses

Changes in O&M expenses for 2014 and 2013 compared with the same prior periods are presented below.

Changes in Operations and Maintenance Expenses - Increase (Decrease)
	2014 vs.	2013 vs.
In millions	2013	2012
Payroll	$9.6	$1.8
Regulatory	4.2	1.0
Bad debt	2.1	1.4
Contract labor	1.9	2.4
Employee benefits	(0.3)	(1.1)
Other	0.3	5.0
Total	$17.8	$10.5

2014 compared to 2013:

•	Payroll – the increase is primarily due to additional employees, employee overtime because of colder-than-normal winter weather and incentive plan accruals.

•
Regulatory – the increase is primarily due to increased amortization of regulatory assets with approved amortization amounts established in the North Carolina general rate proceeding, effective January 1, 2014, and an increase in the North Carolina regulatory fee due to increased revenues.

•
Bad debt – the increase is primarily due to a higher level of net charge-offs from customer receivables due to the colder weather experienced this past winter and increased accruals to reflect higher aging receivables.

•
Contract labor – the increase is primarily due to increased call volume and collection efforts for customer receivables resulting from the colder winter, increased process improvement projects and pipeline integrity maintenance and safety programs.

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

•
Employee benefits – the decrease is primarily due to reduced group medical insurance expense from lower claims and a regulatory pension deferral in Tennessee in 2013 related to the funding of the defined benefit plan in November 2012 compared to no plan funding in the prior year, partially offset by an increase in pension expense.

Depreciation

Depreciation expense increased from $103.2 million to $119 million over the three-year period 2012 to 2014 primarily due to increases in plant in service, particularly related to major utility plant additions to serve new power generation customers, transmission integrity investments and upgrades to our liquefied natural gas facilities.

General Taxes

General taxes increased $2.7 million in 2014 compared with 2013 primarily due to increases in property and franchise taxes as a result of increased property and increases to payroll taxes as a result of higher incentive payouts and an increased payroll base. Changes in general taxes for 2013 compared with the same prior period are insignificant.

Other Income (Expense)

Other Income (Expense) is comprised of income from equity method investments, non-operating income, non-operating expense and income taxes related to these items. Non-operating income includes non-regulated merchandising and service work, home service agreements, subsidiary operations, interest income and other miscellaneous income. Non-operating expense is comprised of charitable contributions and miscellaneous expenses.

Changes in Other Income (Expense) for 2014 and 2013 compared with the same prior period are presented below.

Changes in Other Income (Expense) - Increase (Decrease) to Income
	2014 vs.	2013 vs.
In millions	2013	2012
Income from equity method investments:
SouthStar	$5.0	$1.3
Constitution	1.7	1.0
Other	—	(0.1)
Total	6.7	2.2
Non-operating income	(1.0)	1.5
Non-operating expense	0.8	(3.3)
Income Taxes	(3.0)	0.5
Total	$3.5	$0.9

2014 compared with 2013:

•
Income from equity method investments from SouthStar – the increase is primarily due to the expansion of the business into Illinois markets beginning in September 2013, and favorable weather and customer usage in Georgia, partially offset by higher general and administrative expenses. For further information on the contribution of the Illinois business to SouthStar and our cash contribution in our equity method investment, see Note 12 to the consolidated financial statements in this Form 10-K.

•	Income from equity method investments from Constitution – the increase is primarily due to higher capitalized interest associated with increased capital expenditures on the project.

•
Non-operating income – the decrease is primarily due to a $2 million write-off of an investment that we accounted for on the cost basis. This investment was presented in “Other noncurrent assets” in “Noncurrent Assets” in the Condensed Consolidated Balance Sheets.

2013 compared with 2012:

•
Income from equity method investments from SouthStar – the increase is primarily due to higher average customer usage from colder weather compared to the prior year, net of weather derivatives, the recording of a lower of cost or market inventory adjustment in the prior year and new margin from the Illinois business that was contributed to the venture with our sharing beginning in September 2013, partially offset by higher gas costs, increased operating expenses and lower retail price spreads.

•	Income from equity method investments from Constitution – the increase is primarily due to recording earnings of $1 million due to the allowance for funds used during construction (AFUDC), partially offset by operating expenses.

•	Non-operating income – the increase is primarily due to a $.7 million increase in non-regulated business income plus a gain from a land retirement.

•
Non-operating expense – the increase is primarily due to $1.8 million of cumulative amortization of non-land costs related to the allowed deferral of a regulatory asset for certain non-real estate costs, construction of which was suspended in March 2009, as included in the 2013 settlement agreement with the NCUC Public Staff. We had a balance of $6.7 million of capital costs held in “Plant held for future use” comprised of $3.2 million in land costs and $3.5 million in non-land development costs. Under the NCUC approved settlement of the 2013 North Carolina general rate proceeding, we agreed to the amortization and collection of $1.2 million of the non-real estate costs to be amortized over 38 months beginning January 1, 2014, which we recorded as a regulatory asset along with a portion of the costs that we allocated to South Carolina operations. In addition, charitable contributions increased $.8 million primarily due to the funding of our charitable foundation.

Utility Interest Charges

Changes in utility interest charges for 2014 and 2013 compared with the same prior periods are presented below.

Changes in Utility Interest Charges - Increase (Decrease)
	2014 vs.	2013 vs.
In millions	2013	2012
Borrowed AFUDC	$14.5	$(5.8)
Regulatory interest expense, net	8.1	0.1
Interest expense on long-term debt	7.4	12.7
Interest expense on short-term debt	(0.4)	(1.5)
Other	0.1	(0.7)
Total	$29.7	$4.8

2014 compared to 2013:

•
Borrowed AFUDC – the increase is due to a decrease in capitalized interest on a lower base of construction expenditures in the current period resulting from the timing of projects being placed into service.

•
Regulatory interest expense, net – the increase is primarily due to the recording of interest expense on amounts due to customers compared with the recording of interest income in the prior year on amounts due from customers.

•	Interest expense on long-term debt – the increase is primarily due to higher amounts of debt outstanding in the current periods.

2013 compared to 2012:

•	Interest expense on long-term debt – the increase is primarily due to the issuance of debt in 2013 and a full year of interest expense on the debt issued in 2012.

•	Borrowed AFUDC – the decrease is due to an increase in capitalized interest primarily resulting from increased construction expenditures.

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

We believe that the capacity of short-term credit available to us under our revolving syndicated credit facility and our CP program and the issuance of long-term debt and equity securities, together with cash provided by operating activities, will continue to allow us to meet our needs for working capital, capital expenditures, investments in joint ventures, anticipated debt redemptions, dividend payments, employee benefit plan contributions and other cash needs. Our ability to satisfy all of these requirements is dependent upon our future operating performance and other factors, some of which we are not able to control. These factors include prevailing economic conditions, regulatory changes, the price and demand for natural gas and operational risks, among others. Liquidity has been enhanced by reduced tax payments due to the utilization of federal net operating loss (NOL) carryforwards resulting from bonus depreciation, as well as the ability to recover and earn on investments in infrastructure related to our pipeline integrity programs through IMRs in North Carolina and Tennessee. For further information on bonus depreciation, see the following discussion of “Cash Flows from Operating Activities” in this Form 10-K.

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

We did not have any borrowings under the revolving syndicated credit facility for the year ended October 31, 2014. Highlights for our short-term debt as of October 31, 2014 and 2013 and for the quarter and year ended October 31, 2014 and 2013 are presented below.

	Credit	Commercial	Total
In thousands	Facility	Paper	Borrowings
2014
End of period (October 31, 2014):
Amount outstanding	$—	$355,000	$355,000
Weighted average interest rate	—%	.17%	.17%

During the period (August 1, 2014 – October 31, 2014):
Average amount outstanding	$—	$420,900	$420,900
Minimum amount outstanding	—	275,000	275,000
Maximum amount outstanding	—	535,000	535,000
Minimum interest rate	—%	.10%	.10%
Maximum interest rate	—%	.25%	.25%
Weighted average interest rate	—%	.17%	.17%

Maximum amount outstanding during the month:
August 2014	$—	$525,000	$525,000
September 2014	—	535,000	535,000
October 2014	—	355,000	355,000

During the year ended October 31, 2014:
Average amount outstanding	$—	$441,500	$441,500
Minimum amount outstanding	—	275,000	275,000
Maximum amount outstanding	—	625,000	625,000
Minimum interest rate	—%	.10%	.10%
Maximum interest rate	—%	.43%	.43%
Weighted average interest rate	—%	.19%	.19%

	Credit	Commercial	Total
In thousands	Facility	Paper	Borrowings
2013
End of period (October 31, 2013):
Amount outstanding	$—	$400,000	$400,000
Weighted average interest rate	—%	.36%	.36%

During the period (August 1, 2013 – October 31, 2013):
Average amount outstanding	$—	$319,700	$319,700
Minimum amount outstanding	—	220,000	220,000
Maximum amount outstanding	—	475,000	475,000
Minimum interest rate	—%	.23%	.23%
Maximum interest rate	—%	.43%	.43%
Weighted average interest rate	—%	.28%	.28%

Maximum amount outstanding during the month:
August 2013	$—	$475,000	$475,000
September 2013	—	335,000	335,000
October 2013	—	430,000	430,000

During the year ended October 31, 2013:
Average amount outstanding (1)	$—	$397,800	$397,800
Minimum amount outstanding (1)	—	220,000	220,000
Maximum amount outstanding (1)	10,000	555,000	555,000
Minimum interest rate (2)	1.12%	.23%	.23%
Maximum interest rate	1.12%	.45%	1.12%
Weighted average interest rate	1.12%	.32%	.32%

(1) During December 2012, we were borrowing under both the credit facility and CP program for a portion of the month.
(2) This is the minimum rate when we were borrowing under the credit facility and/or CP program.

As of October 31, 2014, we had $10 million available for letters of credit under our revolving syndicated credit facility, of which $1.8 million were issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of October 31, 2014, unused lines of credit available under our revolving syndicated credit facility, including the issuance of the letters of credit, totaled $493.2 million.

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

Net cash provided by operating activities was $430.6 million in 2014, $313.2 million in 2013 and $304.5 million in 2012. Net cash provided by operating activities reflects a $9.4 million increase in net income for 2014 compared with 2013 primarily due to increased margin, partially offset by higher operating costs and utility interest charges. The effect of changes in working capital on net cash provided by operating activities is described below:

•
Trade accounts receivable and unbilled utility revenues decreased $17.3 million in the current period primarily due to the decrease in unbilled volumes in the month of October and amounts billed to customers. Volumes sold to weather-sensitive residential and commercial customers increased 11.2 million dekatherms as compared with the same prior period primarily due to 6.2% colder weather during the current period. Total throughput increased 23.1 million dekatherms as compared with the same prior period, largely from 10.8 million dekatherms, or 5.7% increased deliveries to power generation customers, as well as increased sales to residential and commercial customers.

•	Net amounts due from customers decreased $96.4 million in the current period primarily due to higher margin decoupling, WNA and deferred gas cost amounts due to customers.

•	Gas in storage increased $10.2 million in the current period primarily due to an increase in the weighted average cost of gas purchased for injections and increased volumes of gas in storage.

•
Prepaid gas costs increased $3.5 million in the current period primarily due to an increase in the weighted average cost of gas purchased for injections. Under some gas supply asset management contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

•	Trade accounts payable decreased $11 million in the current period primarily due to decreased utility capital expenditures and natural gas purchases.

Primarily due to bonus depreciation, we generated a federal NOL in our tax years 2012 and 2013. We filed claims to carryback a portion of the NOLs to prior federal income tax returns. We recorded approximately $27 million in “Income taxes receivable” in “Current Assets” in the Consolidated Balance Sheets for the refundable income taxes from the carryback of these NOLs. Also, we utilized the carryforward of the NOLs to offset $28.6 million of federal income taxes payable in fiscal 2014. We anticipate that we will utilize the remaining portion of the NOL carryforwards prior to the expiration of the loss carryforward period.

The Tax Increase Prevention Act of 2014 (the Act) retroactively extends the 50% bonus depreciation that expired in December 2013 for a year to December 2014. Under this Act, we will be entitled to additional tax depreciation deductions for 2014. These additional deductions will result in generating a federal NOL in 2014. Our federal NOL carryforward position after considering this legislation will increase to approximately $275 million. We anticipate that we will generate future taxable income sufficient to utilize this carryforward prior to the expiration of the loss carryforward period.

Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have WNA mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers in South Carolina and in October through April for residential and commercial customers in Tennessee. The WNA mechanisms in South Carolina and Tennessee generated credits to customers of $8.4 million in 2014 and charges of $3 million and $13.3 million in 2013 and 2012, respectively. In Tennessee, adjustments are made directly to individual customer monthly bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” in “Regulatory Assets” or “Amounts due to customers” in “Regulatory Liabilities,” as presented in Note 1 to the consolidated financial statements in this Form 10-K, for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of weather and consumption patterns. The margin decoupling mechanism reduced margin by $33.4 million in 2014 and increased margin by $6 million and $46.8 million in 2013 and 2012, respectively. Our gas costs are recoverable through purchased gas adjustment (PGA) procedures and are not affected by the WNA or the margin decoupling mechanisms.

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

In the industrial market, many of our customers are capable of burning a fuel other than natural gas, with fuel oil being the most significant competing energy alternative. Our ability to maintain industrial market share is largely dependent on the relative prices of energy. The relationship between supply and demand has the greatest impact on the price of natural gas. The price of oil depends upon a number of factors beyond our control, including the relationship between worldwide supply and demand and the policies of foreign and domestic governments and organizations, as well as the value of the U.S. dollar versus other currencies. Our liquidity could be impacted, either positively or negatively, as a result of alternate fuel decisions made by industrial customers.

In an effort to keep customer rates competitive and to maximize earnings, we continue to implement business process improvement and O&M cost management programs to capture operational efficiencies while improving customer service and maintaining a safe and reliable system.

Cash Flows from Investing Activities. Net cash used in investing activities was $504.4 million in 2014, $663.5 million in 2013 and $549.3 million in 2012. Net cash used in investing activities was primarily for utility capital expenditures. Gross utility capital expenditures were $460.4 million in 2014 as compared to $600 million in 2013 primarily due to lower power generation service delivery project expenditures and lower maintenance expenditures. Gross utility capital expenditures were $600 million in 2013 compared to $529.6 million in 2012 primarily due to increased expenditures for system integrity projects, partially offset by decreased expenditures for the construction of power generation service delivery projects.

We have a substantial capital expansion program for construction of transmission and distribution facilities, purchase of equipment and other general improvements. Our program supports our system infrastructure, the growth in our customer base and large amounts for pipeline integrity, safety and compliance programs, including systems and technology infrastructure to enhance our pipeline system and integrity through a new work and asset management system. Significant utility construction expenditures are expected for growth and system integrity and are part of our long-range forecasts that are prepared at least annually and typically cover a forecast period of five years. We are contractually obligated to expend capital as the work is completed.

Detail of our forecasted 2015 – 2017 capital expenditures, including AFUDC, is presented below. We intend to fund capital expenditures in a manner that maintains our targeted capitalization ratio of 50 – 60% in total debt and 40 – 50% in common equity. A portion of the funding for capital expenditures is derived from operations, including lower federal income tax payments due to accelerated depreciation as well as bonus depreciation benefits.

In millions	2015	2016	2017
Customer growth and other	$230	$285	$295
System integrity	270	245	295
Total forecasted utility capital expenditures	$500	$530	$590

Our estimates for utility capital expenditures associated with system integrity have increased since 2013. These increases are primarily due to costs associated with the development and enhancement of programs and processes designed to mitigate risk on our system to comply with federally mandated pipeline safety and integrity requirements. Such programs include retrofitting transmission lines to facilitate internal inspections, transmission line replacements, corrosion control, casing remediation and distribution integrity management.

During fiscal 2012, we placed into service natural gas pipeline and compression facilities to provide natural gas delivery service to a Duke Energy Progress, Inc. (DEP), now a subsidiary of Duke Energy Corporation (Duke Energy), power generation facility located in Wayne County, North Carolina. This project was supported by a long-term service agreement with fixed monthly payments. In connection with this project, we increased our firm capacity entitlement on Cardinal Pipeline Company, L.L.C. (Cardinal) pipeline to serve the DEP Wayne County site, requiring Cardinal to invest in a new compressor station and expanded meter stations in order to increase the capacity of its system for us and another customer. As an equity venture partner of Cardinal, we made capital contributions of $9.8 million related to this system expansion and received $5.4 million as a partial return of our capital investment with Cardinal's issuance of $45 million of long-term debt. Cardinal's expansion service for the project and our natural gas delivery service for DEP's Wayne County site were placed into service in June 2012.

During fiscal 2013, we placed into service natural gas pipeline and compression facilities to provide natural gas delivery service to a DEP power generation facility at their Sutton site near Wilmington, North Carolina. Our investment in the pipeline and compression facilities was supported by a long-term service agreement with fixed monthly payments.

Our Sutton project facilities created cost effective expansion capacity that we will also use to help serve the growing natural gas requirements of our customers in the eastern part of North Carolina. The approval of our 2013 NCUC rate settlement provided for the inclusion of this project in rate base in North Carolina. Beginning in 2015, a special contracts credit, representing a portion of margin on our power generation contracts, will reduce the IMR revenue requirement under the IMR mechanism.

In July 2013, we acquired an additional 5% membership interest in Pine Needle LNG Company, L.L.C. from Hess Corporation for $2.9 million, which increased our membership interest from 40% to 45%.

In September 2013, we made an additional $22.5 million capital contribution to our existing SouthStar investment associated with our partner contributing retail natural gas marketing assets and related customer accounts located in Illinois. For further information regarding this transaction, see Note 12 to the consolidated financial statements in this Form 10-K.

In November 2012, we became a 24% equity member of Constitution, a Delaware limited liability company. The purpose of the joint venture is to construct, own and operate approximately 120 miles of interstate natural gas pipeline and related facilities connecting shale natural gas supplies and gathering systems in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline. Our contributions for the year ended October 31, 2014 were $37.6 million with our total equity contribution for the project totaling $53.5 million as of October 31, 2014. On December 2, 2014, the FERC issued a certificate of public convenience and necessity approving construction of the Constitution pipeline. The forecasted in-service date of the project is late 2015 or 2016. We expect our equity contributions will be an estimated $86 million and $35.4 million in our fiscal years 2015 and 2016, respectively, for total equity contributions of $175 million. In November 2014, we contributed $1.9 million to the project. For further information regarding this agreement, see Note 12 to the consolidated financial statements in this Form 10-K.

In June 2014, we executed an agreement to construct approximately 1.5 miles of natural gas transmission pipeline and associated compression to serve Duke Energy’s W.S. Lee power generation facility near Anderson, South Carolina. Our total investment is estimated to be $38 million, with $8 million and $30 million in our fiscal years 2015 and 2016, respectively, and is included in the table above in the line “Customer growth and other.” This agreement is supported by a long-term natural gas service agreement with fixed monthly charges.

In September 2014, Piedmont, Duke Energy, Dominion Resources, Inc. (Dominion), and AGL Resources, Inc. (AGL) announced the formation of ACP, a Delaware limited liability company. ACP intends to construct, operate and maintain a 550 mile natural gas pipeline, with associated compression, from West Virginia through Virginia into eastern North Carolina. The pipeline is proposed to provide wholesale natural gas transportation services for Marcellus and Utica gas supplies into southeastern markets. ACP, which is regulated by the FERC, will be designed with an initial capacity of 1.5 billion cubic feet per day with a target in-service date of late 2018. The capacity of ACP is substantially subscribed by utilities and related companies, including us, under twenty-year contracts.

We entered into an agreement through a wholly-owned subsidiary to become a 10% equity member of ACP. The other members are subsidiaries of Duke Energy, Dominion and AGL. A Dominion subsidiary will be the operator of the pipeline. The cost for the development and construction of the pipeline is expected to be between $4.5 billion to $5 billion, excluding financing costs. Members anticipate obtaining project financing for 70% of the total costs during the construction period. As of October 31, 2014, we have made no contributions to ACP. In November 2014, we contributed $.9 million to the project.

In connection with the ACP project, we plan to make additional utility capital investments in our natural gas delivery system of approximately $190 million in order to redeliver ACP gas supplies to local North Carolina markets we serve, predominately in fiscal 2017 and 2018. Of that amount, approximately $170 million will be supported by third-party contracts.

Cash Flows from Financing Activities. Net cash provided by financing activities was $75.4 million in 2014, $356.3 million in 2013 and $240 million in 2012. Funds are primarily provided from long-term debt securities, short-term borrowings and the issuance of common stock through our dividend reinvestment and stock purchase plan (DRIP) and our employee stock purchase plan (ESPP). We may sell common stock and long-term debt when market and other conditions favor such long-term financing to maintain our target capital structure of 40 – 50% equity to total capital. In recent years, bonus depreciation has been a source of funds in that it has decreased our federal income tax payments. Funds are primarily used to finance capital expenditures, retire long-term debt maturities, pay down outstanding short-term debt, repurchase common stock under the common stock repurchase program, pay quarterly dividends on our common stock and general corporate purposes.

Outstanding debt under our CP program decreased from $400 million as of October 31, 2013 to $355 million as of October 31, 2014 primarily due to net proceeds received from the issuance of long-term debt and our common stock, reduced utility capital expenditures and cash flow stemming from colder-than normal weather, partially offset by natural gas purchases, repayment of our long-term debt and investments in one of our equity method investments. On November 1, 2013, we entered into an agreement with the lenders under our five-year revolving syndicated credit facility to increase the aggregate commitment from $650 million to $850 million with an expiration date of October 1, 2017. Our unsecured CP program is backstopped by this credit facility. For further information on short-term debt, see Note 5 to the consolidated financial statements in this Form 10-K and the previous discussion of “Short-Term Debt” in “Financial Condition and Liquidity.”

On June 6, 2014, we filed with the SEC a combined debt and equity shelf registration statement that became effective on the same date. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used to finance capital expenditures, to repay outstanding short-term notes under our unsecured CP program, to refinance other indebtedness, to repurchase our common stock, to pay dividends and for general corporate purposes. Pending such use, we may temporarily invest any net proceeds that are not applied to the purposes mentioned above in investment-grade securities. We plan to issue new long-term debt and equity capital in our fiscal years 2015 and 2016, at such amounts to support our capital investment program and maintain our target capital structure of 50 – 60% in total debt and 40 – 50% in common equity. In addition to issuing common stock under our DRIP and ESPP as described above, we expect to establish in the first quarter of 2015 an at-the-market equity sales program that may also include sales with a forward component. We anticipate that sales under this program would not exceed an aggregate of $170 million, as market conditions permit, and would be completed by the end of fiscal 2016. Any such shares of our common stock would be offered and sold under our shelf registration statement and related prospectuses.

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

Under this same underwriting agreement, we had two FSAs totaling 1.6 million shares that had to be settled no later than mid-December 2013. Under the terms of the FSAs, at our election, we could physically settle in shares, cash or net share settle for all or a portion of our obligations under the agreements. In December 2013, we physically settled the FSAs by issuing 1.6 million shares of our common stock to the forward counterparty and received net proceeds of $47.3 million based on the net settlement price of $30.88 per share, the original offering price, less certain adjustments.

We used the net proceeds from the equity transactions discussed above to finance capital expenditures, repay outstanding notes under the unsecured CP program and for general corporate purposes. For further information on our common stock and for more details on these equity issuance transactions, see Note 6 to the consolidated financial statements in this Form 10-K.

We continually monitor customer growth trends and investment opportunities in our markets and the timing of any infrastructure investments that would require the need for additional long-term debt. The table below presents the activity of our long-term debt during the three-year period ended October 31, 2014. For further information on our long-term debt instruments, see Note 4 to the consolidated financial statements in this Form 10-K.

In millions	Issued (Redeemed)	Date Issued/Redeemed	Cash Impact
Senior Notes:
3.47%, due July 16, 2027 (1) (2)	$100	July 2012	$100.0
3.57%, due July 16, 2027 (1) (2)	200	October 2012	200.0
4.65%, due August 1, 2043 (3)	300	August 2013	299.9
4.10%, due September 18, 2034 (1)	250	September 2014	249.6

Medium-Term Notes:
5.00%, due December 19, 2013	(100)	December 2013	(100)

(1) The net proceeds were used to finance capital expenditures, to repay outstanding short-term notes under our unsecured CP program and for general corporate purposes.
(2) In March 2012, we entered into an agreement to issue $300 million of notes in a private placement with a blended rate of 3.54%.
(3) The net proceeds were used to finance capital expenditures, to repay the balance of $100 million of our 5% Medium-Term Notes listed below, to repay outstanding short-term notes under our unsecured CP program and for general corporate purposes.

From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Note 6 to the consolidated financial statements in this Form 10-K. During 2014 and 2013, we did not repurchase any of our common stock. Under our Common Stock Open Market Purchase Program, we repurchased and retired .8 million shares for $26.5 million during 2012. We do not anticipate repurchasing our common stock in our fiscal year 2015.

During 2014, we issued $25.6 million of common stock through DRIP and ESPP. During 2013 and 2012, we issued $24.6 million and $22.1 million, respectively, through these plans.

We have paid quarterly dividends on our common stock since 1956. We increased our common stock dividend on an annualized basis by $.04 per share over the past three fiscal years. Dividends of $99.2 million, $92.1 million and $85.7 million in 2014, 2013 and 2012, respectively, were paid on common stock. Provisions contained in certain note agreements under which certain long-term debt was issued restrict the amount of cash dividends that may be paid. As of October 31, 2014, our ability to pay dividends was not restricted. On December 12, 2014, the Board of Directors declared a quarterly dividend on common stock of $.32 per share, payable January 15, 2015 to shareholders of record at the close of business on December 24, 2014. For further information, see Note 4 to the consolidated financial statements in this Form 10-K.

Our targeted capitalization ratio is 50 – 60% in total debt and 40 – 50% in common equity. The components of our total debt outstanding (short-term and long-term) to our total capitalization as of October 31, 2014 and 2013 are summarized in the table below.

	October 31		October 31
In thousands	2014	Percentage	2013	Percentage
Short-term debt	$355,000	12%	$400,000	14%
Current portion of long-term debt	—	—%	100,000	3%
Long-term debt	1,424,430	46%	1,174,857	41%
Total debt	1,779,430	58%	1,674,857	58%
Common stockholders’ equity	1,308,602	42%	1,188,596	42%
Total capitalization (including short-term debt)	$3,088,032	100%	$2,863,453	100%

Credit ratings impact our ability to obtain short-term and long-term financing and the cost of such financings. The borrowing costs under our revolving syndicated credit facility and our unsecured CP program are based on our credit ratings, and consequently, any decrease in our credit ratings would increase our borrowing costs. We believe our credit ratings will allow us to continue to have access to the capital markets, as and when needed, at a reasonable cost of funds.

The lenders under our revolving syndicated credit facility and our unsecured CP program are major financial institutions, all of which have investment grade credit ratings as of October 31, 2014. It is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal.

As of October 31, 2014, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services (S&P) and “A2” by Moody’s Investors Service (Moody’s). Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. S&P and Moody’s have issued credit ratings on our unsecured CP program at “A1” and “P1”, respectively. Credit ratings and outlooks are opinions of the rating agencies and are subject to their ongoing review. A significant decline in our operating performance, a significant negative change in our capital structure, a change from the constructive regulatory environments in which we operate, a significant reduction in our liquidity or a methodological change at the rating agencies themselves could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by the rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of October 31, 2014, there has been no event of default giving rise to acceleration of our debt.

The default provisions of some or all of our senior debt include:

•	Failure to make principal or interest payments,

•	Bankruptcy, liquidation or insolvency,

•	Final judgment against us in excess of $1 million that after 60 days is not discharged, satisfied or stayed pending appeal,

•	Specified events under the Employee Retirement Income Security Act of 1974,

•	Change in control, and

•	Failure to observe or perform covenants, including:

•	Interest coverage of at least 1.75 times. Interest coverage was 4.29 times as of October 31, 2014;

•	Funded debt cannot exceed 70% of total capitalization. Funded debt was 58% of total capitalization as of October 31, 2014;

•	Funded debt of all subsidiaries in the aggregate cannot exceed 15% of total capitalization. There is no funded debt of our subsidiaries as of October 31, 2014;

•	Restrictions on permitted liens;

•	Restrictions on paying dividends, on or repurchasing our stock or making investments in subsidiaries; and

•	Restrictions on burdensome agreements.

Contractual Obligations and Commitments

We have incurred various contractual obligations and commitments in the normal course of business. As of October 31, 2014, our estimated recorded and unrecorded contractual obligations are as follows. We have conditional asset retirement obligations for underground mains and services of $14.6 million that are not included in the table because we cannot reasonably estimate payments by periods.

	Payments Due by Period
	Less than	1-3	3-5	More than
In thousands	1 year	Years	Years	5 Years	Total
Recorded contractual obligations:

Long-term debt (1)	$—	$75,000	$—	$1,350,000	$1,425,000
Short-term debt (2)	355,000	—	—	—	355,000
Total recorded contractual obligations	355,000	75,000	—	1,350,000	1,780,000

Unrecorded contractual obligations and
commitments: (3)

Pipeline and storage capacity (4)	158,984	437,424	246,091	513,697	1,356,196
Gas supply reservation fees (5)	8,657	272	—	—	8,929
Interest on long-term debt (6)	69,609	204,949	131,811	736,555	1,142,924
Capital contributions to joint ventures (7)	106,734	159,847	88,612	—	355,193
Telecommunications and information
technology (8)	14,601	5,648	80	—	20,329
Qualified and nonqualified pension plan
funding (9)	11,821	36,571	2,590	—	50,982
Postretirement benefits plan funding (9)	1,500	4,000	1,300	—	6,800
Operating leases (10)	4,600	13,013	8,362	23,134	49,109
Other purchase obligations (11)	41,008	—	—	—	41,008
Surety bonds (10)	4,782	—	—	—	4,782
Letters of credit (2)	1,797	—	—	—	1,797
Total unrecorded contractual obligations
and commitments	424,093	861,724	478,846	1,273,386	3,038,049
Total contractual obligations and
commitments	$779,093	$936,724	$478,846	$2,623,386	$4,818,049

(1)	See Note 4 to the consolidated financial statements in this Form 10-K.

(2)	See Note 5 to the consolidated financial statements in this Form 10-K.

(3)	In accordance with generally acceptable accounting principles in the United States (GAAP), these items are not reflected in the Consolidated Balance Sheets.

(4)	Recoverable through PGA procedures.

(5)	Reservation fees are fixed payments and are recoverable through PGA procedures.

(6)	Includes accrued interest of $20.8 million as of October 31, 2014.

(7)	See Note 12 to the consolidated financial statements in this Form 10-K.

(8)	Consists primarily of maintenance fees for hardware and software applications, usage fees, local and long-distance data costs, frame relay, and cell phone and pager usage fees.

(9)	Estimated funding beyond five years is not available. See Note 9 to the consolidated financial statements in this Form 10-K.

(10)	See Note 8 to the consolidated financial statements in this Form 10-K. Operating lease payments do not include payment for common area maintenance, utilities or tax payments.

(11)	Consists primarily of pipeline products, vehicles, contractors and merchandise.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements other than letters of credit, surety bonds and operating leases. The letters of credit are discussed in Note 5 to the consolidated financial statements in this Form 10-K. The surety bonds and operating leases are discussed in Note 8 to the consolidated financial statements in this Form 10-K.

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

Revenue Recognition. Utility sales and transportation revenues are based on rates approved by state regulatory commissions. Base rates charged to customers may not be changed without formal approval by the regulatory commission in that jurisdiction; however, the wholesale cost of gas component of rates may be adjusted periodically under PGA procedures. In South Carolina and Tennessee, we have WNA mechanisms that are designed to protect a portion of our residential and commercial customer revenues against warmer-than-normal weather as deviations from normal weather can affect our financial performance and liquidity. The mechanisms also serve to offset the impact of colder-than-normal weather by reducing the amounts we can charge our customers. In North Carolina, a margin decoupling mechanism provides for the recovery of our approved margin from residential and commercial customers independent of weather and consumption patterns. The margin earned monthly under the margin decoupling mechanism results in semi-annual rate adjustments to refund any over-collection or recover any under-collection. The gas cost portion of our costs is recoverable through PGA procedures and is not affected by the WNA or the margin decoupling mechanisms. Without the WNA and margin decoupling mechanisms, our operating revenues and margin would have been higher by $41.8 million in 2014 and lower by $9 million and by $60.1 million in 2013 and 2012, respectively.

New in 2014 is the IMR that was implemented in North Carolina and Tennessee to separately track and recover costs associated with capital expenditures in order to comply with pipeline safety and integrity requirements on an annual basis outside general rate cases. Under the North Carolina IMR tariff, we make annual filings each November to capture such costs closed to plant through October with revised rates effective the following February. Under the Tennessee IMR, we file to adjust rates to be effective each January 1 based on capital expenditures incurred through the previous October. Without the IMR in North Carolina, our operating revenues and margin would have been lower by $.6 million for the period February 1, 2014 through October 31, 2014. Without the IMR in Tennessee, our operating revenues and margin would have been lower by $10.1 million for the period January 1, 2014 through October 31, 2014.

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

Regulatory Accounting. Our regulated utility segment is subject to regulation by certain state and federal authorities. Our accounting policies conform to the accounting regulations required by rate-regulated operations and are in accordance with accounting requirements and ratemaking practices prescribed by the regulatory authorities. The application of these accounting policies allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. We then recognize these deferred regulatory assets and liabilities through the income statement in the period in which the same amounts are reflected in rates. If we, for any reason, cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, we would eliminate from the balance sheet the regulatory assets and liabilities related to those portions ceasing to meet such criteria and include them as an adjustment to net income or accumulated other comprehensive income for the period in which the discontinuance of regulatory accounting treatment occurs. Such an event could have a material effect on our results of operations in the period this action was recorded.

Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, historical regulatory treatment of similar costs in our jurisdictions, recent rate orders to other regulated entities and the status of any pending or potential legislation that would affect the regulatory environment. Based on our assessment that reflects the current political and regulatory climate at the state and federal levels, we believe that all of our regulatory assets are recoverable in current rates or future rate proceedings. However, this assessment is subject to change in the future.

Regulatory assets as of October 31, 2014 and 2013 totaled $213.9 million and $246.3 million, respectively. Regulatory liabilities as of October 31, 2014 and 2013 totaled $604.8 million and $541.9 million, respectively. The detail of these regulatory assets and liabilities is presented in “Rate-Regulated Basis of Accounting” in Note 1 to the consolidated financial statements in this Form 10-K.

Pension and Postretirement Benefits. We have a traditional defined benefit pension plan (qualified pension plan) covering eligible employees. We also provide certain other postretirement health care and life insurance benefits to eligible employees. For further information and our reported costs of providing these benefits, see Note 9 to the consolidated financial statements in this Form 10-K. We recognize the funded status of our benefit plans as an asset or liability with any changes in the funded status recorded as a regulatory asset or liability as allowed by our state regulatory commissions.

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

The discount rate has been separately determined for each plan by projecting the plan’s cash flows and developing a zero-coupon spot rate yield curve using non-arbitrage pricing and non-callable bonds rated AA or better by either Moody’s or S&P that have a yield higher than the regression mean yield curve. Based on this approach, the weighted average discount rate used in the measurement of the benefit obligation for the qualified pension plan changed from 4.55% in 2013 to 4.13% in 2014. For the nonqualified pension plans, the weighted average discount rate used in the measurement of the benefit obligation changed from 3.98% in 2013 to 3.69% in 2014. Similarly, the weighted average discount rate for postretirement benefits changed from 4.44% in 2013 to 4.03% in 2014. The lower discount rates discussed above reflect the lower yields found in the AA corporate bond market where the bond price has increased. Based on our review of actual cost trend rates and projected future trends in establishing health care cost trend rates, the initial health care cost trend rate was assumed to be 7.40% in 2014 declining gradually to 5% by 2027.

In determining our expected long-term rate of return on plan assets, we review past long-term performance, asset allocations and long-term inflation assumptions. We target our asset allocations for qualified pension plan assets and other postretirement benefit assets to be approximately 55% equity securities and 45% fixed income securities. To the extent that the actual rate of return on assets realized during the fiscal year is greater or less than the assumed rate, that year’s qualified pension plan and postretirement benefits plan costs are not affected; instead, this gain or loss reduces or increases the future costs of the plans over the average remaining service period for active employees. The expected long-term rate of return on plan assets was 8% in 2012 and 2013. The expected long-term rate of return was reduced to 7.75% for 2014. Based on a fairly constant inflation trend, our age-related assumed rate of increase in future compensation levels was 3.78% in 2012, decreasing to 3.76% in 2013, and further decreasing to 3.72% in 2014 due to changes in the demographics of the participants.

Our market-related value of plan assets represents the fair market value of the plan’s assets as adjusted by the portion of the prior five years’ asset gains and losses that has not yet been recognized. The use of this calculation delays the impact of current market fluctuations on benefit costs for the fiscal year.

During 2014, we recorded costs of $6.4 million related to our qualified pension plan and postretirement benefits plan. We estimate 2015 expenses for these two plans to be in the range of $7 to $8 million representing an increase of $.6 to $1.6 million from 2014. These estimates reflect the lower discount rates and a 7.50% assumed rate of return on the plan assets.

The following reflects the sensitivity of pension cost to changes in certain actuarial assumptions for our qualified pension plan, assuming that the other components of the calculation are constant.

	Change in	Impact on 2014	Impact on Projected
Actuarial Assumption	Assumption	Benefit Cost	Benefit Obligation
		Increase (Decrease) In thousands
Discount rate	(0.25)%	$594	$7,566
Rate of return on plan assets	(0.25)%	727	N/A
Rate of increase in compensation	0.25%	741	4,209

The following reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions, assuming that the other components of the calculation are constant.

		Impact on 2014	Impact on Accumulated
	Change in	Postretirement	Postretirement Benefit
Actuarial Assumption	Assumption	Benefit Cost	Obligation
		Increase (Decrease)
		In thousands
Discount rate	(0.25)%	$—	$995
Rate of return on plan assets	(0.25)%	14	N/A
Health care cost trend rate	0.25%	8	210

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

Gas Supply and Regulatory Proceedings

The source of our gas supply that we distribute to our customers is contracted from a diverse portfolio of major and independent producers and marketers and interstate and intrastate pipeline and storage operators. In November 2012, we continued to diversify our supply portfolio by contracting to bring abundant and low cost natural gas supplies from the Marcellus supply basin to our natural gas markets in the Carolinas. We signed a long-term contract with Cabot Oil & Gas to purchase firm, price-competitive Marcellus gas supplies. We also signed a long-term firm capacity contract with Williams – Transco under its Leidy Southeast expansion project to transport the Marcellus based Cabot gas supplies to our markets. In December 2012, we also signed a long-term firm capacity contract with Williams – Transco under its Virginia Southside expansion project that will also allow us to further diversify our supply portfolio with Marcellus based natural gas. These new supply arrangements are scheduled to begin in late 2015. Also, in October 2014, we contracted for long-term pipeline capacity from the Marcellus and Utica shale basins in central West Virginia under the ACP project that is proposed to be effective for the winter 2018 – 2019 season. We believe that these new natural gas supplies will provide diversification, reliability and gas cost benefits to Piedmont’s customers across the Carolinas.

Natural gas demand is continuing to grow in our service area as discussed in the preceding section of “Cash Flows from Investing Activities” in this Form 10-K. For further information on our equity ventures with ACP to serve our expanding markets, see Note 12 to the consolidated financial statements in this Form 10-K.

As approved by our state regulatory commissions, secondary market transactions permit us to market gas supplies and transportation services by contract with wholesale or off-system customers. These sales contribute smaller per-unit margins to earnings; however, the programs allow us to act as a wholesale marketer of natural gas and transportation capacity when market conditions permit and when the supply and capacity are not required to serve our retail distribution system. For further information on secondary market transactions, see Note 2 to the consolidated financial statements in this Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various forms of market risk, including the credit risk of our suppliers and our customers, interest rate risk, commodity price risk and weather risk. We seek to identify, assess, monitor and manage all of these risks in accordance with defined policies and procedures under the direction of the Treasurer and Chief Risk Officer and our Enterprise Risk Management (ERM) program, including our Energy Price Risk Management Committee. Risk management is guided by senior management with Board of Directors oversight, and senior management takes an active role in the development of policies and procedures.

During our current fiscal year, the Board of Directors delegated oversight of our ERM program to the Finance and Enterprise Risk (FER) Committee. All other committees of our Board of Directors have enhanced monitoring of those risks relating to areas where they have oversight responsibility. The Board of Directors approved risk tolerances for major areas of risk exposure and will receive quarterly reports from the FER Committee and annual reports from management.

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

Interest Rate Risk

We are exposed to interest rate risk as a result of changes in interest rates on short-term debt. As of October 31, 2014, all of our long-term debt was issued at fixed rates, and therefore not subject to interest rate risk.

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

As of October 31, 2014, we had $355 million of short-term debt outstanding as commercial paper at an interest rate of .17%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $4.4 million during 2014.

As of October 31, 2014, information about our long-term debt is presented below.

								Fair Value as
	Expected Maturity Date							of October 31,
In millions	2015	2016	2017	2018	2019	Thereafter	Total	2014
Fixed Rate Long-term Debt	$—	$40	$35	$—	$—	$1,350	$1,425	$1,617.5
Average Interest Rate	—%	2.92%	8.51%	—%	—%	4.88%	4.92%

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

We manage our gas supply costs through a portfolio of short- and long-term procurement and storage contracts with various suppliers. We actively manage our supply portfolio to balance sales and delivery obligations. We inject natural gas into storage during the summer months and withdraw the gas during the winter heating season. In the normal course of business, we utilize New York Mercantile Exchange (NYMEX) exchange traded instruments of various durations to hedge price volatility on a portion of our natural gas requirements, subject to regulatory review and approval.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Piedmont Natural Gas Company, Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the “Company”) as of October 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Piedmont Natural Gas Company, Inc. and subsidiaries at October 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 23, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
December 23, 2014

 Consolidated Balance Sheets
October 31, 2014 and 2013

ASSETS

In thousands	2014	2013
Utility Plant:
Utility plant in service	$5,011,497	$4,421,937
Less accumulated depreciation	1,166,922	1,088,331
Utility plant in service, net	3,844,575	3,333,606
Construction work in progress	141,693	297,717
Plant held for future use	3,155	3,155
Total utility plant, net	3,989,423	3,634,478
Other Physical Property, at cost (net of accumulated depreciation of $904 in 2014 and $876 in 2013)	355	382
Current Assets:
Cash and cash equivalents	9,643	8,063
Trade accounts receivable (less allowance for doubtful accounts of $2,152 in 2014 and $1,604 in 2013)	65,260	79,210
Income taxes receivable	36,100	31,065
Other receivables	3,361	1,988
Unbilled utility revenues	21,093	24,967
Inventories:
Gas in storage	84,081	73,929
Materials, supplies and merchandise	1,652	1,725
Gas purchase derivative assets, at fair value	4,898	1,834
Regulatory assets	29,088	77,204
Prepayments	39,030	35,038
Deferred income taxes	53,418	12,695
Other current assets	326	338
Total current assets	347,950	348,056
Noncurrent Assets:
Equity method investments in non-utility activities	170,171	128,469
Goodwill	48,852	48,852
Regulatory assets	184,779	169,102
Marketable securities, at fair value	3,727	2,995
Overfunded postretirement asset	33,757	28,258
Other noncurrent assets	5,239	8,017
Total noncurrent assets	446,525	385,693
Total	$4,784,253	$4,368,609

See notes to consolidated financial statements.

Consolidated Balance Sheets
October 31, 2014 and 2013

CAPITALIZATION AND LIABILITIES

In thousands	2014	2013
Capitalization:
Stockholders’ equity:
Cumulative preferred stock - no par value - 175 shares authorized	$—	$—
Common stock – no par value – shares authorized: 200,000; shares outstanding: 78,531 in 2014 and 76,099 in 2013	636,835	561,644
Retained earnings	672,004	627,236
Accumulated other comprehensive loss	(237)	(284)
Total stockholders’ equity	1,308,602	1,188,596
Long-term debt	1,424,430	1,174,857
Total capitalization	2,733,032	2,363,453
Current Liabilities:
Current maturities of long-term debt	—	100,000
Short-term debt	355,000	400,000
Trade accounts payable	85,299	96,281
Other accounts payable	54,349	43,855
Accrued interest	27,982	28,205
Customers’ deposits	19,994	19,831
General taxes accrued	23,828	21,454
Regulatory liabilities	46,231	—
Other current liabilities	9,303	7,024
Total current liabilities	621,986	716,650
Noncurrent Liabilities:
Deferred income taxes	809,467	681,369
Unamortized federal investment tax credits	1,193	1,402
Accumulated provision for postretirement benefits	15,471	12,042
Regulatory liabilities	558,598	541,897
Conditional cost of removal obligations	14,647	27,016
Other noncurrent liabilities	29,859	24,780
Total noncurrent liabilities	1,429,235	1,288,506
Commitments and Contingencies (Note 8)
Total	$4,784,253	$4,368,609

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
For the Years Ended October 31, 2014, 2013 and 2012

In thousands, except per share amounts	2014	2013	2012
Operating Revenues	$1,469,988	$1,278,229	$1,122,780
Cost of Gas	779,780	656,739	547,334
Margin	690,208	621,490	575,446
Operating Expenses:
Operations and maintenance	270,877	253,120	242,599
Depreciation	118,996	112,207	103,192
General taxes	37,294	34,635	34,831
Utility income taxes	83,176	77,334	69,101
Total operating expenses	510,343	477,296	449,723
Operating Income	179,865	144,194	125,723
Other Income (Expense):
Income from equity method investments	32,753	26,056	23,904
Non-operating income	1,842	2,839	1,288
Non-operating expense	(4,331)	(5,122)	(1,855)
Income taxes	(11,642)	(8,612)	(9,116)
Total other income (expense)	18,622	15,161	14,221
Utility Interest Charges:
Interest on long-term debt	61,562	54,158	41,412
Allowance for borrowed funds used during construction	(16,427)	(30,975)	(25,211)
Other	9,551	1,755	3,896
Total utility interest charges	54,686	24,938	20,097
Net Income	143,801	134,417	119,847
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) from hedging activities of equity method investments, net of tax of $225, ($69) and ($530) for the years ended October 31, 2014, 2013 and 2012, respectively	355	(109)	(826)
Reclassification adjustment of realized gain (loss) from hedging activities of equity method investments included in net income, net of tax of ($177), $85 and $621 for the years ended October 31, 2014, 2013 and 2012, respectively	(284)	130	973
Net current period benefit activities of equity method investments, net of tax of ($16) for the year ended October 31, 2014	(24)
Total other comprehensive income	47	21	147
Comprehensive Income	$143,848	$134,438	$119,994

Average Shares of Common Stock:
Basic	77,883	74,884	71,977
Diluted	78,193	75,333	72,278

Earnings Per Share of Common Stock:
Basic	$1.85	$1.80	$1.67
Diluted	$1.84	$1.78	$1.66

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended October 31, 2014, 2013 and 2012

In thousands	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$143,801	$134,417	$119,847
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	129,343	120,797	109,230
Allowance for doubtful accounts	548	25	232
Impairment loss on investment	2,000	—	—
Net gain on sale of property	(817)	(349)	—
Income from equity method investments	(32,753)	(26,056)	(23,904)
Distributions of earnings from equity method investments	24,843	22,139	19,590
Deferred income taxes, net	87,136	57,637	99,159
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	(3,064)	1,319	(381)
Receivables	16,196	(23,327)	5,403
Inventories	(10,079)	(2,059)	18,897
Settlement of legal asset retirement obligations	(3,575)	(2,389)	(2,038)
Regulatory assets	20,297	43,338	(93,268)
Other assets	(2,829)	4,629	(2,314)
Accounts payable	18	2,381	4,283
Provision for postretirement benefits, net	(2,070)	(53,515)	45,507
Regulatory liabilities	49,468	23,429	(2,990)
Other liabilities	12,149	10,831	7,262
Net cash provided by operating activities	430,612	313,247	304,515

Cash Flows from Investing Activities:
Utility capital expenditures	(460,444)	(599,999)	(529,576)
Allowance for borrowed funds used during construction	(16,427)	(30,975)	(25,211)
Contributions to equity method investments	(37,642)	(41,348)	(3,566)
Distributions of capital from equity method investments	3,929	4,700	5,372
Proceeds from sale of property	1,883	1,951	1,250
Investments in marketable securities	(454)	(414)	(606)
Other	4,708	2,609	3,044
Net cash used in investing activities	(504,447)	(663,476)	(549,293)

Consolidated Statements of Cash Flows
For the Years Ended October 31, 2014, 2013 and 2012

In thousands	2014	2013	2012
Cash Flows from Financing Activities:
Borrowings under credit facility	—	10,000	350,000
Repayments under credit facility	—	(10,000)	(681,000)
Net (repayments) borrowings - commercial paper	(45,000)	35,000	365,000
Proceeds from issuance of long-term debt, net of discount	249,565	299,856	300,000
Repayment of long-term debt	(100,000)	—	—
Expenses related to issuance of debt	(2,871)	(3,250)	(3,908)
Proceeds from issuance of common stock, net of expenses	47,290	92,271	—
Issuance of common stock through dividend reinvestment and
employee stock plans	25,556	24,610	22,123
Repurchases of common stock	—	—	(26,528)
Dividends paid	(99,151)	(92,146)	(85,693)
Other	26	(8)	(34)
Net cash provided by financing activities	75,415	356,333	239,960
Net Increase (Decrease) in Cash and Cash Equivalents	1,580	6,104	(4,818)
Cash and Cash Equivalents at Beginning of Year	8,063	1,959	6,777
Cash and Cash Equivalents at End of Year	$9,643	$8,063	$1,959

Cash Paid During the Year for:
Interest	$64,276	$50,275	$44,571

Income Taxes:
Income taxes paid	$10,840	$5,760	$4,770
Income taxes refunded	30	169	8,437
Income taxes, net	$10,810	$5,591	$(3,667)

Noncash Investing and Financing Activities:
Accrued construction expenditures	$38,869	$39,389	$43,643

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
For the Years Ended October 31, 2014, 2013 and 2012

In thousands, except per share amounts	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, October 31, 2011	$446,791	$550,584	$(452)	$996,923

Comprehensive Income:
Net income		119,847		119,847
Other comprehensive income			147	147
Total comprehensive income				119,994
Common Stock Issued	22,198			22,198
Common Stock Repurchased	(26,528)			(26,528)
Tax Benefit from Dividends Paid on ESOP Shares		110		110
Dividends Declared ($1.19 per share)		(85,693)		(85,693)
Balance, October 31, 2012	442,461	584,848	(305)	1,027,004

Comprehensive Income:
Net income		134,417		134,417
Other comprehensive income			21	21
Total comprehensive income				134,438
Common Stock Issued	119,552			119,552
Expenses from Issuance of Common Stock	(369)			(369)
Tax Benefit from Dividends Paid on ESOP Shares		117		117
Dividends Declared ($1.23 per share)		(92,146)		(92,146)
Balance, October 31, 2013	561,644	627,236	(284)	1,188,596

Comprehensive Income:
Net income		143,801		143,801
Other comprehensive income			47	47
Total comprehensive income				143,848
Common Stock Issued	75,203			75,203
Expenses from Issuance of Common Stock	(12)			(12)
Tax Benefit from Dividends Paid on ESOP Shares		118		118
Dividends Declared ($1.27 per share)		(99,151)		(99,151)
Balance, October 31, 2014	$636,835	$672,004	$(237)	$1,308,602

The components of accumulated other comprehensive income (loss) (OCIL) as of October 31, 2014 and 2013 are as follows.

In thousands	2014	2013
Hedging activities of equity method investments	$(213)	$(284)
Benefit activities of equity method investments	(24)

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

The consolidated financial statements reflect the accounts of Piedmont and its wholly-owned subsidiaries whose financial statements are prepared for the same reporting period as Piedmont using consistent accounting policies. Investments in non-utility activities, or joint ventures, are accounted for under the equity method as we do not have controlling voting interests or otherwise exercise control over the management of such companies. Our ownership interest in each entity is recorded in “Equity method investments in non-utility activities” in “Noncurrent Assets” in the Consolidated Balance Sheets at cost plus post-acquisition contributions and earnings based on our share in each of the joint ventures less any distributions received from the joint venture, and if applicable, less any impairment in value of the investment. Earnings or losses from equity method investments are recorded in “Income from equity method investments” in “Other Income (Expense)” in the Consolidated Statements of Comprehensive Income. Revenues and expenses of all other non-utility activities are included in “Non-operating income” in “Other Income (Expense)” in the Consolidated Statements of Comprehensive Income. Inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with accounting regulations prescribed under rate-based regulation. For further information on equity method investments and related party transactions, see Note 12 to the consolidated financial statements.

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

Use of Estimates

The consolidated financial statements of Piedmont have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP) and under the rules of the Securities and Exchange Commission (SEC). In accordance with GAAP, we make certain estimates and assumptions regarding reported amounts of assets, liabilities, revenues and expenses and the related disclosures, using historical experience and other assumptions that we believe are reasonable at the time. Our estimates may involve complex situations requiring a high degree of judgment in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, which are evaluated on a continual basis.

Segment Reporting

Our segments are based on the components of the Company for which we produce separate financial information internally that is used regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the executive management team comprised of senior level management. Our segments are identified based on products and services, regulatory environments and our current corporate organization and business decision-making activities. We evaluate the performance of the regulated utility segment based on margin, operations and maintenance (O&M) expenses and operating income. We evaluate the performance of the regulated non-utility activities segment and the unregulated non-utility activities segment based on earnings from and our cash flows in the ventures.

Beginning with the fourth quarter of 2014, we have three reportable business segments, regulated utility, regulated non-utility activities and unregulated non-utility activities. The regulated utility segment is the gas distribution business, where we include the operations of merchandising and its related service work and home service agreements, with activities conducted by the utility. Operations of our regulated non-utility activities segment are comprised of our equity method investments in joint ventures with regulated activities that are held by our wholly-owned subsidiaries. Operations of our unregulated non-utility activities segment are comprised primarily of our equity method investment in a joint venture with unregulated activities that is held by a wholly-owned subsidiary; activities of our other minor subsidiaries are also included. See Note 14 to the consolidated financial statements for further discussion of segments.

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

Our regulatory assets are recoverable through either base rates or rate riders specifically authorized by a state regulatory commission. Base rates are designed to provide both a recovery of cost and a return on investment during the period the rates are in effect. As such, all of our regulatory assets are subject to review by the respective state regulatory commissions during any future rate proceedings. In the event that accounting for the effects of regulation were no longer applicable, we would recognize a write-off of the regulatory assets and regulatory liabilities that would result in an adjustment to net income or accumulated other comprehensive income (OCI). Our utility operations continue to recover their costs through cost-based rates established by the state regulatory commissions. As a result, we believe that the accounting prescribed under rate-based regulation remains appropriate. It is our opinion that all regulatory assets are recoverable in current rates or in future rate proceedings.

Regulatory assets and liabilities in the Consolidated Balance Sheets as of October 31, 2014 and 2013 are as follows.

In thousands	2014	2013
Regulatory Assets:
Current:
Unamortized debt expense	$1,490	$1,274
Amounts due from customers	16,108	66,321
Environmental costs	1,568	1,480
Deferred operations and maintenance expenses	916	739
Deferred pipeline integrity expenses	3,470	3,149
Deferred pension and other retirement benefits costs	2,769	2,768
Robeson liquefied natural gas (LNG) development costs	917	382
Other	1,850	1,091
Total current	29,088	77,204

Noncurrent:
Unamortized debt expense	15,402	14,149
Environmental costs	6,470	7,936
Deferred operations and maintenance expenses	4,721	5,637
Deferred pipeline integrity expenses	24,694	16,300
Deferred pension and other retirement benefits costs	18,799	17,968
Amounts not yet recognized as a component of pension and other retirement benefit costs	94,265	80,604
Regulatory cost of removal asset	18,275	22,974
Robeson LNG development costs	509	1,426
Other	1,644	2,108
Total noncurrent	184,779	169,102
Total	$213,867	$246,306

Regulatory Liabilities:
Current:
Amounts due to customers	$46,231	$—

Noncurrent:
Regulatory cost of removal obligations	506,574	493,111
Deferred income taxes	51,930	48,647
Amounts not yet recognized as a component of pension and other retirement costs	94	139
Total noncurrent	558,598	541,897
Total	$604,829	$541,897

As of October 31, 2014, we have $18.3 million of asset retirement obligations (AROs) and $98.1 million of other regulatory assets on which we do not earn a return. Included in deferred pension and other retirement costs are amounts related to pension funding for our Tennessee jurisdiction. The recovery of these amounts is authorized by the Tennessee Regulatory Authority (TRA) on a deferred cash basis.

Utility Plant and Depreciation

Utility plant is stated at original cost, including direct labor and materials, contractor costs, allocable overhead charges, such as engineering, supervision, corporate office salaries and expenses, pensions and insurance, and an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our state regulators. We apply the group method of accounting, where the costs of homogeneous assets are aggregated and depreciated by applying a rate based on the average expected useful life of the assets. Major expenditures that last longer than a year and improve or lengthen the expected useful life of the overall property from original expectations that are recoverable in regulatory rate base are capitalized while expenditures not meeting these criteria are expensed as incurred. The costs of property retired or otherwise disposed of are removed from utility plant and charged to accumulated depreciation for recovery or refund through future rates. On certain assets, like land, that are nondepreciable, we record a gain or loss upon the disposal of the property that is recorded in “Non-operating income” in “Other Income (Expense)” in the Consolidated Statements of Comprehensive Income.

The classification of total utility plant, net, for the years ended October 31, 2014 and 2013 is presented below.

In thousands	2014	2013
Intangible plant	$3,374	$3,374
Other storage plant	180,058	171,349
Transmission plant	1,787,990	1,403,829
Distribution plant	2,623,560	2,505,160
General plant	421,763	335,847
Asset retirement cost	11	7,565
Contributions in aid of construction	(5,259)	(5,187)
Total utility plant in service	5,011,497	4,421,937
Less accumulated depreciation	(1,166,922)	(1,088,331)
Total utility plant in service, net	3,844,575	3,333,606
Construction work in progress	141,693	297,717
Plant held for future use	3,155	3,155
Total utility plant, net	$3,989,423	$3,634,478

Contributions in aid of construction represent nonrefundable donations or contributions received from third-parties for partial or full reimbursement for construction expenditures for utility plant in service.

AFUDC represents the estimated costs of funds from both debt and equity sources used to finance the construction of major projects and is capitalized for ratemaking purposes when the completed projects are placed in service. The portion of AFUDC attributable to borrowed funds is shown as a reduction of “Utility Interest Charges” in the Consolidated Statements of Comprehensive Income. Any portion of AFUDC attributable to equity funds would be included in “Other Income (Expense)” in the Consolidated Statements of Comprehensive Income. For the three years ended October 31, 2014, 2013 and 2012, all of our AFUDC was attributable to borrowed funds.

AFUDC for the years ended October 31, 2014, 2013 and 2012 is presented below.

In thousands	2014	2013	2012
AFUDC	$16,427	$30,975	$25,211

In accordance with utility accounting practice, we classified real estate and development costs associated with a LNG peak storage facility in the eastern part of North Carolina as “Plant held for future use” in the Consolidated Balance Sheets, due to construction being suspended in March 2009. As of 2012, approximately $3.2 million of the “Plant held for future use” related to land costs and approximately $3.5 million related to non-real estate costs. In May 2013, we filed a general rate application with the North Carolina Utilities Commission (NCUC) requesting rate recovery of the non-real estate costs. Under the settlement of the 2013 North Carolina general rate proceeding approved by the NCUC in December 2013, we agreed to the amortization and collection of $1.2 million of non-real estate costs that is recorded as a regulatory asset to be amortized over 38 months beginning January 1, 2014 through February 2017. Under the settlement of our June 2014 rate stabilization adjustment (RSA) filing with the Public Service Commission of South Carolina (PSCSC) that was approved in October 2014, we agreed to the amortization and collection of $.5 million of non-real estate costs that is recorded as a regulatory asset to be amortized over 12 months beginning November 1, 2014. We recorded cumulative amortization of $1.8 million of non-real estate costs in fiscal year 2013 that is included in the Consolidated Statements of Comprehensive Income in “Other Income (Expense)” in “Non-operating expense.” For further information on the 2013 general rate proceeding settlement of these costs for North Carolina or the 2014 RSA filing for South Carolina, see Note 2 to the consolidated financial statements.

We compute depreciation expense using the straight-line method over periods ranging from 5 to 80 years. The composite weighted-average depreciation rates were 2.54% for 2014, 2.77% for 2013 and 2.94% for 2012.

Depreciation rates for utility plant are approved by our regulatory commissions. In North Carolina, we are required to conduct a depreciation study every five years and file the results with the regulatory commission. No such five-year requirement exists in South Carolina or Tennessee; however, we periodically propose revised rates in those states based on depreciation studies. Our last system-wide depreciation study based on fiscal year 2009 data was completed in 2011 and filed with the appropriate regulatory commission in all jurisdictions. New depreciation rates were approved effective November 1, 2011 for South Carolina, March 1, 2012 for Tennessee and January 1, 2014 for North Carolina.

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

Cash and Cash Equivalents

We consider instruments purchased with an original maturity at date of purchase of three months or less to be cash equivalents, particularly affecting the Consolidated Statements of Cash Flows. We have no restrictions on our cash balances that would impact the payment of dividends as of October 31, 2014 and 2013.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consist of natural gas sales and transportation services, merchandise sales and service work. We bill customers monthly with payment due within 30 days. We maintain an allowance for doubtful accounts, which we adjust periodically, based on the aging of receivables and our historical and projected charge-off activity. Our estimate of recoverability could differ from actual experience based on customer credit issues, the level of natural gas prices and general economic conditions. We write off our customers’ accounts when they are deemed to be uncollectible. Pursuant to orders issued by the NCUC, the PSCSC and the TRA, we are authorized to recover all uncollected gas costs through the purchased gas adjustment (PGA). As a result, only the portion of accounts written off relating to the non-gas costs, or margin, is included in base rates and, accordingly, only this portion is included in the provision for uncollectibles expense. Non-regulated merchandise and service work receivables due beyond one year are included in “Other noncurrent assets” in “Noncurrent Assets” in the Consolidated Balance Sheets.

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

Our principal business activity is the distribution of natural gas. We believe that we have provided an adequate allowance for any receivables which may not be ultimately collected. As of October 31, 2014 and 2013, our trade accounts receivable consisted of the following.

In thousands	2014	2013
Gas receivables	$64,400	$78,540
Non-regulated merchandise and service work receivables	3,012	2,274
Allowance for doubtful accounts	(2,152)	(1,604)
Trade accounts receivable	$65,260	$79,210

A reconciliation of the changes in the allowance for doubtful accounts for the years ended October 31, 2014, 2013 and 2012 is presented below.

In thousands	2014	2013	2012
Balance at beginning of year	$1,604	$1,579	$1,347
Additions charged to uncollectibles expense	6,959	5,314	4,584
Accounts written off, net of recoveries	(6,411)	(5,289)	(4,352)
Balance at end of year	$2,152	$1,604	$1,579

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

We enter into service contracts, or asset management arrangements (AMAs), with counterparties to efficiently manage portions of our gas supply, transportation capacity and storage capacity to serve our customers. These AMAs are structured in compliance with Federal Energy Regulatory Commission (FERC) Order 712. Generally, under an AMA, we receive a fixed monthly payment which is set at inception of the arrangement, and in return, we may assign the gas supply and/or storage inventory and release the transportation capacity and storage capacity to the asset manager for the term of the agreement. The inventory is assigned at no cost, and the same quantities are required to be returned at the expiration of the agreements. One agreement allows us to call on inventory during the summer months to satisfy operational requirements, if needed. The inventory that is assigned to the asset manager is available for our use during the winter heating season, November through March. We account for these amounts on the Consolidated Balance Sheets as a current asset in the inventories section as “Gas in storage.” From the period of April through October, the inventory that is not available for our use is reclassified on the Consolidated Balance Sheets as a current asset in “Prepayments,” and the inventory that is available for our use remains in “Gas in storage.”

At October 31, 2014 and 2013, such counterparties held natural gas storage assets as recorded in “Prepayments,” with a value of $35 million and $31.5 million, respectively, through such asset management relationships. Under the terms of the agreements, we receive asset management fees, which are recorded as secondary market transactions and shared between our utility customers and our shareholders. The AMAs expire at various times through March 31, 2017. For further information on the revenue sharing of secondary market transactions, see Note 2 to the consolidated financial statements.

Materials, supplies and merchandise inventories are valued at the lower of average cost or market and removed from such inventory at average cost.

Fair Value Measurements

We have financial and nonfinancial assets and liabilities subject to fair value measurement. The financial assets and liabilities measured and carried at fair value in the Consolidated Balance Sheets are cash and cash equivalents, marketable securities held in rabbi trusts established for our deferred compensation plans and derivative assets and liabilities, if any, that are held for our utility operations. The carrying values of receivables, short-term debt, accounts payable, accrued interest and other current assets and liabilities approximate fair value as all amounts reported are to be collected or paid within one year. Our nonfinancial assets and liabilities include our qualified pension and postretirement plan assets and liabilities that are recorded at fair value in the Consolidated Balance Sheets in accordance with employers’ accounting and related disclosures of postretirement plans.

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

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments for the period. These transfers represent existing assets or liabilities previously categorized as Level 1 or Level 2 for which the inputs to the estimate became less observable or assets and liabilities previously classified as Level 2 or Level 3 for which the lowest significant input became more observable during the period. Transfers into and out of each level are measured at the actual date of the event or change in circumstances causing the transfer.

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

Our annual goodwill impairment assessment was performed as of October 31, 2014, and we determined that there was no impairment to the carrying value of our goodwill. No impairment was recognized during the years ended October 31, 2014, 2013 and 2012. The fair value of our regulated utility reporting unit substantially exceeds the carrying value, including goodwill.

We review our equity method investments and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In April 2014, we recorded a $2 million write-off for an investment that was accounted for on the cost basis. The write-off was recorded to "Non-operating expense" in the Consolidated Statements of Comprehensive Income. There were no events or circumstances during the years ended October 31, 2013 and 2012 that resulted in any impairment charges. For further information on equity method investments, see Note 12 to the consolidated financial statements.

Marketable Securities

We have marketable securities that are invested in money market and mutual funds that are liquid and actively traded on the exchanges. These securities are assets that are held in rabbi trusts established for our deferred compensation plans. For further information on the deferred compensation plans, see Note 9 to the consolidated financial statements.

We have classified these marketable securities as trading securities since their inception as the assets are held in rabbi trusts. Trading securities are recorded at fair value on the Consolidated Balance Sheets with any gains or losses recognized currently in earnings. We do not intend to engage in active trading of the securities, and participants in the deferred compensation plans may redirect their deemed investments at any time. We have matched the current portion of the deferred compensation liability with the current asset and noncurrent deferred compensation liability with the noncurrent asset; the current portion has been included in “Other current assets” in “Current Assets” in the Consolidated Balance Sheets.

The money market investments in the trusts approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on quoted market prices as traded on the exchanges. The composition of these securities as of October 31, 2014 and 2013 is as follows.

	2014		2013
In thousands	Cost	Fair Value	Cost	Fair Value
Current trading securities:
Money markets	$22	$22	$—	$—
Mutual funds	106	192	134	199
Total current trading securities	128	214	134	199
Noncurrent trading securities:
Money markets	447	447	380	380
Mutual funds	2,598	3,280	1,995	2,615
Total noncurrent trading securities	3,045	3,727	2,375	2,995
Total trading securities	$3,173	$3,941	$2,509	$3,194

Unamortized Debt Expense

Unamortized debt expense consists of costs, such as underwriting and broker dealer fees, discounts and commissions, legal fees, accountant fees, registration fees and rating agency fees, related to issuing long-term debt and the short-term syndicated revolving credit facility. We amortize long-term debt expense on a straight-line basis, which approximates the effective interest method, over the life of the related debt with lives ranging from 5 to 30 years. We amortize bank debt expense over the life of the syndicated revolving credit facility, which is five years.

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

Issuances and Repurchases of Common Stock

As discussed in Note 6 to the consolidated financial statements, from time to time we may repurchase shares on the open market and such shares are then canceled and become authorized but unissued shares. It is our policy to issue new shares for share-based employee awards and shareholder and employee investment plans. We present net shares issued under these awards and plans in “Common Stock Issued” in the Consolidated Statements of Stockholders’ Equity. Shares withheld by us to satisfy tax withholding obligations related to the vesting of shares awarded under the Incentive Compensation Plan have been immaterial to date.

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

We apply the accounting guidance for conditional AROs that requires recognition of a liability for the fair value of conditional AROs when incurred if the liability can be reasonably estimated. The NCUC, the PSCSC and the TRA have approved placing these ARO costs in deferred accounts to preserve the regulatory treatment of these costs; therefore, accretion is not reflected in the Consolidated Statements of Comprehensive Income as the regulatory treatment provides for deferral of the accretion as a regulatory asset with a corresponding deferral of the accretion recorded as a regulatory liability. AROs are capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the regulatory liability. In periods subsequent to the initial measurement, any changes in the liability resulting from the passage of time (accretion) or due to the revisions of either timing or the amount of the originally estimated cash flows to settle conditional AROs must be recognized. The estimated cash flows to settle conditional AROs are discounted using the credit adjusted risk-free rate, which ranged from 4.40% to 5.15% with a weighted average of 5.09% for the twelve months ended October 31, 2014. The estimate was calculated using a time value weighted average credit adjusted risk-free rate. We have recorded a liability on our distribution and transmission mains and services.

The cost of removal obligations recorded in the Consolidated Balance Sheets as of October 31, 2014 and 2013 are presented below.

In thousands	2014	2013
Regulatory non-legal AROs	$506,574	$493,111
Conditional AROs	14,647	27,016
Total cost of removal obligations	$521,221	$520,127

A reconciliation of the changes in conditional AROs for the year ended October 31, 2014 and 2013 is presented below.

In thousands	2014	2013
Beginning of period	$27,016	$28,629
Liabilities incurred during the period	2,108	2,052
Liabilities settled during the period	(3,576)	(2,389)
Accretion	1,548	1,641
Adjustment to estimated cash flows	(12,449)	(2,917)
End of period	$14,647	$27,016

Revenue Recognition

We record revenues when services are provided to our distribution service customers. Utility sales and transportation revenues are based on rates approved by state regulatory commissions. Base rates charged to jurisdictional customers may not be changed without approval by the regulatory commission in that jurisdiction; however, the wholesale cost of gas component of rates may be adjusted periodically under PGA provisions. In North Carolina, a margin decoupling mechanism provides for the recovery of our approved margin from residential and commercial customers on an annual basis independent of weather and consumption patterns. The margin decoupling mechanism provides for semi-annual rate adjustments to refund any over-collection of margin or to recover any under-collection of margin. In South Carolina, a RSA tariff mechanism achieves the objectives of margin decoupling for residential and commercial customers with a one year lag. Under the RSA tariff mechanism, we reset our rates in South Carolina based on updated costs and revenues on an annual basis. In South Carolina and Tennessee, a weather normalization adjustment (WNA) is calculated for residential and commercial customers during the winter heating season November through March, and in Tennessee, the months of April and October. The WNA mechanisms are designed to partially offset the impact that warmer-than-normal or colder-than-normal weather has on customer billings during the winter heating season. The WNA formulas do not ensure full recovery of approved margin during periods when customer consumption patterns vary from those used to establish the WNA factors. In all states, the gas cost portion of our costs is recoverable through PGA procedures and is not affected by the margin decoupling mechanism or the WNA mechanism.

We have integrity management riders (IMRs) in our tariffs in North Carolina, effective February 1, 2014, and in Tennessee effective January 1, 2014, related to our ongoing system integrity programs. These IMRs provide for rate adjustments to allow us to recover and earn on those investments without the necessity of filing general rate cases. The North Carolina IMR was approved in December 2013 in the settlement of our 2013 general rate case. Under the North Carolina IMR tariff, we will make annual filings by November 30 of each year for costs closed to plant through October with revised rates effective the following February 1. The Tennessee IMR tariff was approved in December 2013 with the settlement of our August 2013 IMR filing. Under the Tennessee IMR, we will file to adjust rates to be effective each January 1 based on capital expenditures related to mandated safety and integrity programs that were incurred by the previous October 31. For further discussion of the IMRs, see Note 2 to the consolidated financial statements.

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

Cost of Gas and Deferred Purchased Gas Adjustments

We charge our utility customers for natural gas consumed using natural gas cost recovery mechanisms as set by the regulatory commissions in states in which we operate. Rate schedules for utility sales and transportation customers include PGA provisions that provide for the recovery of prudently incurred gas costs. With regulatory commission approval, we revise rates periodically without formal rate proceedings to reflect changes in the wholesale cost of gas. We charge our secondary market customers for natural gas based on negotiated contract terms. Under PGA provisions, charges to cost of gas are based on the amount recoverable under approved rate schedules. Within our cost of gas, we include amounts for lost and unaccounted for gas and adjustments to reflect the gains and losses associated with gas price hedging derivatives. By jurisdiction, differences between gas costs incurred and gas costs billed to customers, such that no operating margin is recognized related to these costs, are deferred and included in “Amounts due from customers” in “Regulatory Assets” or “Amounts due to customers” in “Regulatory Liabilities” as presented in “Rate-Regulated Basis of Accounting” in this Note 1. We review gas costs and deferral activity periodically (including deferrals under the margin decoupling and WNA mechanisms) and, with regulatory commission approval, increase rates to collect under-recoveries or decrease rates to refund over-recoveries over a subsequent period.

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

An accounting utility subgroup has identified five issues (scope for cost-of-service-tariff sales, contract modifications, variable consideration, multiple element arrangements and sales of real estate) that are not clear within the standard and require revenue implementation guidance. The revenue implementation guide is expected to be published prior to the standard becoming effective in 2017; however, no date has been set.

We are currently evaluating the effect on our financial position, results of operations and cash flows. The evaluation includes identifying revenues streams by like contracts to allow for ease of implementation once the utility sub-group has issued the revenue implementation guide.

In June 2014, the FASB amended accounting guidance to eliminate certain financial reporting requirements for development stage entities, including an amendment to variable interest entity (VIE) guidance. The modification to the guidance may change the consolidation analysis, consolidation decision and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments in the update are effective for annual periods, and interim periods within those periods, beginning after December 15, 2015, with early adoption permitted. We will consider this guidance regarding our current joint venture investments where the investment infrastructure is under development and any future investments that are development stage projects, particularly any disclosures about risks and uncertainties of the development of the project and our equity method investment.

In August 2014, the FASB issued accounting guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. An entity must provide certain disclosures if there is a "substantial doubt about the entity's ability to continue as a going concern." The standard is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The adoption of this assessment will have no impact on our financial position, results of operations or cash flows.

Reclassifications and Changes in Presentation

Reclassifications have been made to certain prior year financial statements to conform with the current year presentation. Within “Cash Flows From Operating Activities” in the Consolidated Statements of Cash Flows, we have changed the presentation of cash flows from regulatory assets and liabilities, previously included within the line items “Other assets” and “Other liabilities,” respectively, to provide additional detail and to present such information within separate line items, “Regulatory assets” and “Regulatory liabilities.”  The 2013 and 2012 presentation has been changed to conform to the current year presentation. The reclassifications had no effect on previously reported amounts for net cash flows from operating, investing or financing activities.

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

The NCUC had allowed EasternNC to defer its O&M expenses during the first eight years of operation or until the first rate case order, whichever occurred first, with the deferred amounts accruing interest per annum. In December 2003, the NCUC confirmed that these deferred expenses should be treated as a regulatory asset for future recovery from customers to the extent they are deemed prudent and proper. Under the settlement of the 2008 general rate proceeding, the unamortized balance of the EasternNC deferred O&M expenses of $9 million at October 31, 2008 was to be amortized over a twelve year period beginning November 1, 2008, with interest accruing at 7.84% per annum. Under the settlement of the 2013 general rate proceeding discussed below, the unamortized balance of the EasternNC deferred O&M expenses was $6.3 million as of December 31, 2013. This balance is accruing interest at a rate of 6.55% per annum with amortization beginning January 1, 2014 over an 82-month period ending October 31, 2020. As of October 31, 2014 and 2013, we had unamortized balances, including accrued interest, of $5.6 million and $6.4 million, respectively.

We incur certain pipeline integrity management costs in compliance with the Pipeline Safety Improvement Act of 1992 and certain regulations of the United States Department of Transportation. The NCUC approved deferral treatment of the O&M costs applicable to certain incremental pipeline integrity external expenditures beginning November 1, 2004. The approved balance for recovery of actual pipeline integrity management O&M costs incurred between July 1, 2008 through August 31, 2013 as established in the settlement of the 2013 general rate proceeding discussed below was $17.3 million to be amortized over a five-year period from January 1, 2014 through December 31, 2018. As of October 31, 2014 and 2013, we had unamortized regulatory asset balances for deferred pipeline integrity expenses of $28.2 million and $19.4 million, respectively. The existing regulatory asset treatment for ongoing pipeline integrity management costs will continue until another recovery mechanism is established in a future rate proceeding.

With the approval of the settlement of the 2013 NCUC general rate proceeding discussed below, future capital expenditures that are incurred to comply with federal pipeline safety and integrity requirements will be separately tracked and recovered on an annual basis through an IMR. The settlement also approved recovery of $6.3 million of deferred North Carolina environmental costs over a five-year period from January 2014 through December 2018.

In North Carolina, our recovery of gas costs is subject to annual gas cost proceedings to determine the prudence of our gas purchases. Our gas costs have never been disallowed on the basis of prudence.

In January 2012, the NCUC approved our accounting of gas costs for the twelve months ended May 31, 2011, with adjustments agreed to by us as a result of the NCUC Public Staff’s audit of the 2011 gas cost review period. We were deemed prudent on our gas purchasing policies and practices during this review period and allowed 100% recovery.

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

In November 2014, the NCUC approved our accounting of gas costs for the twelve months ended May 31, 2014. We were deemed prudent on our gas purchasing policies and practices during this review period and allowed 100% recovery.

Our gas cost hedging plan for North Carolina is designed to provide a level of protection against significant price increases, targets a percentage range of 22.5% to 45% of annual normalized sales volumes for North Carolina and operates using historical pricing indices that are tied to future projected gas prices as traded on a national exchange. Unlike South Carolina as discussed below, recovery of costs associated with the North Carolina hedging plan is not pre-approved by the NCUC, and the costs are treated as gas costs subject to the annual gas cost prudence review. Any gain or loss recognition under the hedging program is a reduction in or an addition to gas costs, respectively, which, along with any hedging expenses, are flowed through to North Carolina customers in rates. The gas cost review orders issued January 2012, November 2012, November 2013 and November 2014 found our hedging activities during the review periods to be reasonable and prudent.

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

In May 2013, we filed a general rate application with the NCUC requesting an increase in rates and charges. In December 2013, the NCUC approved our general rate case settlement agreement with the NCUC Public Staff with new rates effective January 2014. In its order, the NCUC approved the following:

•
Updated and increased rates and charges based on an overall rate base of $1.8 billion, an equity capital structure component of 50.7% and a return on common equity of 10% and an overall rate of return of 7.51%.

•
Increased total annual revenues of $30.7 million, a 3.58% increase in total revenues, or .7% annual increase, including $16.8 million related to gas utility margin and $13.8 million related to increased fixed gas costs, and annual pre-tax income of $24.2 million after taking into account revised depreciation rates and changes to regulatory asset amortizations.

•
Implementation of a new IMR designed to separately track and recover annually outside of general rate cases the costs associated with capital expenditures incurred to comply with federal pipeline safety and integrity requirements.

•
Implementation of lower depreciation rates that provide increased annual pre-tax income of $10.9 million. These new lower rates reflect the most recent study conducted in 2009, as discussed in Note 1 to the consolidated financial statements.

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

In January 2014, we filed a petition with the NCUC seeking authority to adjust rates effective February 1, 2014 under the IMR mechanism approved in the general rate case settlement agreement in December 2013 discussed above. The IMR provides for annual adjustments to our rates every February 1 for capital investments in integrity and safety projects as of October 31 of the preceding year. On February 5, 2014, the NCUC approved as filed the initial IMR adjustment totaling $.8 million in annual margin revenues that we reflected in our rates to customers beginning that month. In December 2014, we filed a petition with the NCUC seeking authority to adjust rates to collect an additional $26.6 million in annual IMR margin revenues effective February 1, 2015 based on $241.9 million of capital investments in integrity and safety projects over the twelve-month period ending October 31, 2014. We are waiting on a ruling from the NCUC at this time.

In April 2014, we filed a petition with the NCUC for a limited waiver of certain billing provisions of our tariff related to emergency service and unauthorized gas taken by customers in January 2014. In August 2014, we and the NCUC Public Staff filed a joint stipulation of settlement. The terms of the settlement included the granting of a waiver of the commodity index pricing mechanism for January 2014, that we should not be penalized for our conduct in varying from the tariff in this instance as that conduct was solely for the benefit of our customers, and that we and the Public Staff would work together to develop mutually agreeable revisions to our tariff to address the situation that led to this petition. In October 2014, the NCUC issued an order rejecting the joint stipulation of settlement, finding that we must bill our customers for the higher commodity cost of gas pursuant to tariffs and assessing a $65,000 penalty against us for failure to bill and collect according to the commission-approved tariffs. The order further requires us to engage in discussions with each customer served under an interruptible rate schedule to explain the service and obligation under that rate schedule and to conduct an investigation to determine if customers are receiving service under the appropriate tariff.

In April 2014, the NCUC issued an order granting us the authority to issue up to $1 billion in the aggregate of senior or subordinated debt securities or equity securities under our open shelf registration statement. This request was made by us to allow flexibility to access the capital markets as needed for business purposes, including for capital investments and to fund the operations of our subsidiaries. For further information on this shelf registration statement, see Note 4 to the consolidated financial statements.

South Carolina

We currently operate under the Natural Gas Rate Stabilization Act of 2005 in South Carolina. If a utility elects to operate under this act, the annual cost and revenue filing will provide that the utility’s rate of return on equity will remain within a 50-basis point band above or below the last approved allowed rate of return on equity.

In June 2012, we filed with the PSCSC a quarterly monitoring report for the twelve months ended March 31, 2012 and a cost and revenue study as permitted by the RSA requesting a change in rates from those approved by the PSCSC in the October 2011 order. In October 2012, the PSCSC issued an order approving a settlement agreement between the Office of Regulatory Staff (ORS) and us that resulted in a $1.1 million annual decrease in margin based on a return on equity of 11.3%, effective November 1, 2012.

In June 2013, we filed with the PSCSC a quarterly monitoring report for the twelve months ended March 31, 2013 and a cost and revenue study as permitted by the RSA requesting a change in rates from those approved by the PSCSC in the October 2012 order. In October 2013, the PSCSC issued an order approving a settlement agreement between the ORS and us that resulted in a $.1 million annual decrease in margin based on a return on equity of 11.3%, effective November 1, 2013. The PSCSC also approved the recovery of $.2 million of our deferred South Carolina environmental costs over a one-year period beginning November 2013 and ending October 2014.

In June 2014, we filed with the PSCSC a quarterly monitoring report for the twelve months ended March 31, 2014 and a cost and revenue study under the RSA requesting a change in rates from those approved by the PSCSC in the October 2013 order. In October 2014, the PSCSC issued an order approving a settlement agreement between the ORS and us that resulted in a $2.9 million annual decrease in margin based on a stipulated allowed return on equity of 10.2%, effective November 1, 2014. Also in this proceeding, the PSCSC approved the recovery of $.1 million of our deferred South Carolina environmental costs and $.5 million of certain non-real estate costs associated with the initial development of the Robeson County LNG facility located in North Carolina as discussed above, both with amortization periods of one year beginning November 2014 and ending October 2015.

In South Carolina, our recovery of gas costs is subject to annual gas cost proceedings to determine the prudence of our gas purchases. Costs have never been disallowed on the basis of prudence.

The PSCSC has approved a gas cost hedging plan for the purpose of cost stabilization for South Carolina customers. The plan targets a percentage range of 22.5% to 45% of annual normalized sales volumes for South Carolina and operates using historical pricing indices tied to future projected gas prices as traded on a national exchange. All properly accounted for costs incurred in accordance with the plan are deemed to be prudently incurred and recovered in rates as gas costs. Any gain or loss recognized under the hedging program is a reduction in or an addition to gas costs, respectively, and flows through to South Carolina customers in rates. In an August 2011 order, the PSCSC approved a stipulation that our hedging program should no longer have a required minimum volume of hedging.

In August 2012, the PSCSC approved our PGAs and found our gas purchasing policies to be prudent for the twelve months ended March 31, 2012.

In August 2013, the PSCSC approved our PGAs and found our gas purchasing policies to be prudent for the twelve months ended March 31, 2013.

In August 2014, the PSCSC approved our PGAs and found our gas purchasing policies to be prudent for the twelve months ended March 31, 2014.

In July 2014, we filed a petition with the PSCSC requesting a limited waiver of certain billing provisions of our tariff related to emergency service for customers in January 2014. In August 2014, the PSCSC granted our request and ordered us to continue to collaborate with the ORS to revise our tariff to address the situation that led to this petition.

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

In December 2014, we filed an annual report for the twelve months ended June 30, 2013 with the TRA that reflected the transactions in the deferred gas cost account for the ACA mechanism. We are waiting on a ruling from the TRA at this time.

In August 2013, we filed an annual report with the TRA reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2013 under the TIP. In February 2014, the TRA Utilities Division Audit Staff (Audit Staff) submitted their report with which we concurred. In March 2014, the TRA approved and adopted the Audit Staff’s report. The TRA’s written order was issued in April 2014.

In August 2014, we filed an annual report with the TRA reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2014 under the TIP. We are waiting on a ruling from the TRA at this time.

In August 2013, we filed an ACA petition with the TRA to authorize us to make an adjustment to the deferred gas cost account reporting for prior periods in the amount of a $3.7 million under collection. In November 2014, we filed a joint settlement agreement with the TRA staff and the Tennessee Attorney General's Consumer Advocate and Protection Division (CAD) in which the parties agreed that we may include in our next ACA filing prior period adjustments totaling $2 million in lieu of the $3.7 million as originally petitioned. In September 2014, we recorded as expense $1.7 million in the Consolidated Statements of Comprehensive Income. In December 2014, the TRA approved the settlement agreement, and we included the stipulated $2 million of prior period adjustments in the ACA annual report filed in December 2014 for the twelve-month period ended June 30, 2013, as described above.

In September 2011, we filed a general rate application with the TRA requesting authority for an increase to rates and charges, proposed to be effective March 1, 2012. In addition, the petition also requested modifications of the cost allocation and rate designs underlying our existing rates, including shifting more of our cost recovery to our fixed charges and expanding the period of the WNA to October through April. We also sought approval to implement a school-based energy education program with appropriate cost recovery mechanisms, amortization of certain regulatory assets and deferred accounts, revised depreciation rates for plant and changes to the existing service regulations and tariffs. In December 2011, we and the CAD reached a stipulation and settlement agreement resolving all issues in this proceeding, including an increase in rates and charges to all customers effective March 1, 2012 designed to produce overall incremental revenues of $11.9 million annually, or 6.3% above the current annual revenue, based upon an approved rate of return on equity of 10.2%. The new cost allocation and rate designs shifted recovery of fixed charges from 29% to 37% with a resulting decrease of volumetric charges from 71% to 63%. The stipulation and settlement agreement did not include a cost recovery mechanism for a school-based energy education program. In January 2012, a hearing on this matter was held by the TRA. The TRA approved the settlement agreement at the January 2012 hearing. The TRA’s written order was issued in April 2012.

As a part of the rate case settlement mentioned above, the TRA approved the recovery of $1 million incurred as a result of our response to severe flooding in Nashville in May 2010. These direct incremental expenses had been approved for deferred accounting treatment in October 2010. These deferred expenses are being amortized over eight years beginning March 1, 2012 through February 2020.

In August 2013, we filed a petition with the TRA seeking authority to implement an IMR to recover the costs of our capital investments that are made in compliance with federal and state safety and integrity management laws or regulations. We proposed that the rider be effective October 1, 2013 with an initial adjustment on January 1, 2014 of $13.1 million in annual margin revenue from tariff customers based on capital expenditures incurred through October 2013 and for rates to be updated annually outside of general rate cases for the return of and on these capital investments. In September 2013, the TRA issued an order suspending this proposed tariff through December 30, 2013. In November 2013, we and the CAD filed an IMR settlement with the TRA. A hearing on this matter was held in December 2013, and the TRA approved the IMR settlement as filed for $13.1 million with the IMR rate adjustments beginning January 2014. A written order was issued in May 2014. In December 2014, we filed a petition with the TRA seeking authority to collect an additional $6.5 million in annual IMR margin revenues effective January 2015 based on $54 million of capital investments in integrity and safety projects over the twelve-month period ending October 31, 2014. We are waiting on a ruling from the TRA at this time.

In February 2014, we filed a petition with the TRA to authorize us to amortize and refund $4.7 million to customers for recorded excess deferred taxes. We proposed to refund this amount to customers over three years. We are waiting on a ruling from the TRA at this time.

In September 2014, we filed a petition with the TRA seeking authority to implement a compressed natural gas infrastructure rider to recover the costs of our capital investments in infrastructure and equipment associated with this alternative motor vehicle transportation fuel. We proposed that the tariff rider be effective October 1, 2014 with an initial rate adjustment on November 1, 2014 based on capital expenditures incurred through June 2014 and for rates to be updated annually outside of general rate cases for the return of and on these capital investments. In November 2014, the TRA consolidated this docket with a separate petition we filed seeking modifications to our tariff regarding service to customers using natural gas as a motor fuel. The TRA suspended the proposed tariffs through February 9, 2015. A hearing on this matter has been scheduled for January 12, 2015.

All States

Due to the seasonal nature of our business, we contract with customers in the secondary market to sell supply and capacity assets when market conditions permit. In North Carolina and South Carolina, we operate under sharing mechanisms approved by the NCUC and the PSCSC for secondary market transactions where 75% of the net margins are flowed through to jurisdictional customers in rates and 25% is retained by us. In Tennessee, we operate under the amended TIP where gas purchase benchmarking gains and losses are combined with secondary market transaction gains and losses and shared 75% by customers and 25% by us. Our share of net gains or losses in Tennessee is subject to an overall annual cap of $1.6 million. In all three jurisdictions for the twelve months ended October 31, 2014, we generated $97.6 million of margin from secondary market activity, $72.2 million of which is allocated to customers as gas cost reductions and $25.4 million as margin allocated to us. In all three jurisdictions for the twelve months ended October 31, 2013, we generated $35.9 million of margin from secondary market activity, $26.9 million of which is allocated to customers as gas cost reductions and $9 million as margin allocated to us. In all three jurisdictions for the twelve months ended October 31, 2012, we generated $38.7 million of margin from secondary market activity, $29 million of which is allocated to customers as gas cost reductions and $9.7 million as margin allocated to us.

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

A reconciliation of basic and diluted EPS, which includes contingently issuable shares that could affect EPS if performance units ultimately vest or stock agreements settle, for the years ended October 31, 2014, 2013 and 2012 is presented below.

In thousands, except per share amounts	2014	2013	2012
Net Income	$143,801	$134,417	$119,847

Average shares of common stock outstanding for basic earnings per share	77,883	74,884	71,977
Contingently issuable shares under incentive compensation plans	310	289	301
Contingently issuable shares under forward sale agreements	—	160	—
Average shares of dilutive stock	78,193	75,333	72,278

Earnings Per Share of Common Stock:
Basic	$1.85	$1.80	$1.67
Diluted	$1.84	$1.78	$1.66

4. Long-Term Debt

Our long-term debt consists of privately placed senior notes issued under note purchase agreements, as well as publicly issued medium-term and senior notes issued under an indenture. All of our long-term debt is unsecured and is issued at fixed rates. Long-term debt as of October 31, 2014 and 2013 is as follows.

In thousands	2014	2013
Senior Notes:
2.92%, due June 6, 2016	$40,000	$40,000
8.51%, due September 30, 2017	35,000	35,000
4.24%, due June 6, 2021	160,000	160,000
3.47%, due July 16, 2027	100,000	100,000
3.57%, due July 16, 2027	200,000	200,000
4.10%, due September 18, 2034	250,000	—
4.65%, due August 1, 2043	300,000	300,000
Medium-Term Notes:
5.00%, due December 19, 2013	—	100,000
6.87%, due October 6, 2023	45,000	45,000
8.45%, due September 19, 2024	40,000	40,000
7.40%, due October 3, 2025	55,000	55,000
7.50%, due October 9, 2026	40,000	40,000
7.95%, due September 14, 2029	60,000	60,000
6.00%, due December 19, 2033	100,000	100,000
Total	1,425,000	1,275,000
Less current maturities	—	100,000
Less discount on issuance of notes *	570	143
Total	$1,424,430	$1,174,857

* The discount on the 4.65% senior notes was $138 and $143 at October 31, 2014 and 2013, respectively. The discount on the 4.10% senior notes was $432 at October 31, 2014.

Current maturities for the next five years ending October 31 and thereafter are as follows.

In thousands
2015	$—
2016	40,000
2017	35,000
2018	—
2019	—
Thereafter	1,350,000
Total	$1,425,000

We had an open combined debt and equity shelf registration statement filed with the SEC in July 2011 that was available for future use until its expiration date of July 6, 2014. In February 2013, we sold shares of common stock under this registration statement. For further information on this transaction, see Note 6 to the consolidated financial statements.

On August 1, 2013, we issued $300 million of thirty-year, unsecured senior notes with an interest rate of 4.65% and at a discount of .048% or $144,000, which we began to amortize ratably over the expected life of the notes, under the registration statement in effect noted above. We have the option to redeem all or part of the notes before the stated maturity prior to February 1, 2043, at a redemption price equal to the greater of a) 100% of the principal amount plus any accrued and unpaid interest to the date of redemption, or b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the date of redemption on a semi-annual basis at the Treasury Rate as defined in the indenture, plus 15 basis points and any accrued and unpaid interest to the date of redemption. We have the option to redeem all or part of the notes before the stated maturity on or after February 1, 2043, at 100% of the principal amount plus any accrued and unpaid interest to the date of redemption. We used the net proceeds of $297.2 million from this issuance to finance capital expenditures, to repay $100 million of our 5% medium-term notes due December 19, 2013 at maturity, to repay outstanding short-term notes under our unsecured commercial paper (CP) program and for general corporate purposes.

In June 2014, we filed with the SEC a combined debt and equity shelf registration statement that became effective on June 6, 2014. The NCUC has approved debt and equity issuances under this shelf registration statement up to $1 billion during its three-year life. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used to finance capital expenditures, to repay outstanding short-term, unsecured notes under our CP program, to refinance other indebtedness, to repurchase our common stock, to pay dividends and for general corporate purposes.

On September 18, 2014, we issued $250 million of twenty-year, unsecured senior notes with an interest rate of 4.10% and at a discount of .174% or $435,000, which we began to amortize ratably over the expected life of the notes, under the registration statement in effect noted above. We have the option to redeem all or part of the notes before the stated maturity prior to March 18, 2034, at a redemption price equal to the greater of a) 100% of the principal amount plus any accrued and unpaid interest to the date of redemption, or b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the date of redemption on a semi-annual basis at the Treasury Rate as defined in the indenture, plus 15 basis points and any accrued and unpaid interest to the date of redemption. We have the option to redeem all or part of the notes before the stated maturity on or after March 18, 2034, at 100% of the principal amount plus any accrued and unpaid interest to the date of redemption. We used the net proceeds of $247.7 million from this issuance to finance capital expenditures, to repay outstanding short-term, unsecured notes under our CP program and for general corporate purposes.

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”), except out of net earnings available for restricted payments. As of October 31, 2014, our net earnings available for restricted payments were $1.1 billion.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross default provisions in all of our debt agreements. As of October 31, 2014, we are in compliance with all default provisions.

The default provisions of some or all of our senior debt include:

•	Failure to make principal or interest payments,

•	Bankruptcy, liquidation or insolvency,

•	Final judgment against us in excess of $1 million that after 60 days is not discharged, satisfied or stayed pending appeal,

•	Specified events under the Employee Retirement Income Security Act of 1974,

•	Change in control, and

•	Failure to observe or perform covenants, including:

•	Interest coverage of at least 1.75 times. Interest coverage was 4.29 times as of October 31, 2014;

•	Funded debt cannot exceed 70% of total capitalization. Funded debt was 58% of total capitalization as of October 31, 2014;

•	Funded debt of all subsidiaries in the aggregate cannot exceed 15% of total capitalization. There is no funded debt of our subsidiaries as of October 31, 2014;

•	Restrictions on permitted liens;

•	Restrictions on paying dividends, on or repurchasing our stock or making investments in subsidiaries; and

•	Restrictions on burdensome agreements.

5. Short-Term Debt Instruments

We have an $850 million five-year revolving syndicated credit facility that expires on October 1, 2017. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount. The facility provides a line of credit for letters of credit of $10 million, of which $1.8 million and $2.1 million were issued and outstanding at October 31, 2014 and 2013, respectively. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day London Interbank Offered Rate (LIBOR) plus from 75 to 125 basis points, based on our credit ratings. Amounts borrowed are continuously renewable until the expiration of the facility in 2017 provided that we are in compliance with all terms of the agreement. See Note 4 to the consolidated financial statements for discussion of default provisions, including cross default provisions, in all of our debt agreements.

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

As of October 31, 2014, we had $355 million of notes outstanding under the CP program, as included in “Short-term debt” in “Current Liabilities” in the Consolidated Balance Sheets, with original maturities ranging from 4 to 28 days from their dates of issuance at a weighted average interest rate of .17%. As of October 31, 2013, our outstanding notes under the CP program, included in the Consolidated Balance Sheets as stated above, were $400 million at a weighted average interest rate of .36%.

We did not have any borrowings under the revolving syndicated credit facility for the twelve months ended October 31, 2014. A summary of the short-term debt activity under our CP program for the twelve months ended October 31, 2014 is as follows

In thousands
Minimum amount outstanding	$275,000
Maximum amount outstanding	$625,000
Minimum interest rate	.10%
Maximum interest rate	.43%
Weighted average interest rate	.19%

Our five-year revolving syndicated credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 58% at October 31, 2014.

6. Stockholders’ Equity

Capital Stock

Changes in common stock for the years ended October 31, 2014, 2013 and 2011 are as follows.

In thousands	Shares	Amount
Balance, October 31, 2011	72,318	$446,791
Issued to participants in the Employee Stock Purchase Plan (ESPP)	30	894
Issued to the Dividend Reinvestment and Stock Purchase Plan (DRIP)	677	20,508
Issued to participants in the Incentive Compensation Plan (ICP)	25	796
Shares repurchased under Accelerated Share Repurchase (ASR) agreement	(800)	(26,528)
Balance, October 31, 2012	72,250	442,461
Issued to ESPP	33	1,056
Issued to DRIP	720	22,791
Issued to ICP	96	3,065
Issuance of common stock through public share offering, net of underwriting fees	3,000	92,640
Costs from issuance of common stock	—	(369)
Balance, October 31, 2013	76,099	561,644
Issued to ESPP	34	1,143
Issued to DRIP	698	23,443
Issued to ICP	100	3,315
Issuance of common stock through forward sale agreements, net of expenses	1,600	47,290
Balance, October 31, 2014	78,531	$636,835

In June 2004, the Board of Directors approved a Common Stock Open Market Purchase Program that authorized the repurchase of up to three million shares of currently outstanding shares of common stock. We implemented the program in

September 2004. We utilize a broker to repurchase the shares on the open market, and such shares are canceled and become authorized but unissued shares available for issuance under the ESPP, DRIP and ICP.

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

The remaining 1.6 million shares under this same underwriting agreement were under forward sale agreements (FSAs) with 1 million shares borrowed by a forward counterparty and sold to the underwriters for resale to the public on February 4, 2013 at the same price as the direct shares; the remaining .6 million shares were subject to a 30-day option by the underwriters to purchase these additional shares at the same price as the direct shares and would be, at our option, either issued at the time of purchase and delivered directly to the underwriters or borrowed and delivered to the underwriters by the forward counterparty. On February 19, 2013, the underwriters exercised their option to purchase the full additional .6 million shares of our common stock where the shares were borrowed from third parties and sold to the underwriters by the forward counterparty. Both of the FSAs had to be settled no later than mid-December 2013. Under the terms of these FSAs, at our election, we could physically settle in shares, cash or net share settle for all or a portion of our obligation under the agreements.

On December 16, 2013, we physically settled the FSAs by issuing 1.6 million shares of our common stock to the forward counterparty and received net proceeds of $47.3 million based on the net settlement price of $30.88 per share, the original offering price, less certain adjustments. We recorded this amount in "Stockholders' equity" as an addition to "Common stock" in the Consolidated Balance Sheets. Upon settlement, we used the net proceeds from these FSA transactions to finance capital expenditures, repay outstanding short-term, unsecured notes under our CP program and for general corporate purposes.

In accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, we classified the FSAs as equity transactions because the forward sale transactions were indexed to our own stock and physical settlement was within our control. As a result of this classification, no amounts were recorded in the consolidated financial statements until settlement of each FSA.

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

As part of the ASR, we simultaneously entered into a forward sale contract with the investment bank that was expected to mature in 52 trading days, or March 21, 2012. Under the terms of the forward sale contract, the investment bank was required to purchase, in the open market, 800,000 shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, were required to either pay cash or issue shares of our common stock to the investment bank if the investment bank’s weighted average purchase price, less a $.09 per share discount, was higher than the January 4, 2012 closing price. The investment bank was required to pay us either cash or shares of our common stock, at our option, if the investment bank’s weighted average price, less a $.09 per share discount, for the shares purchased was lower than the initial purchase closing price. At settlement on February 28, 2012, we received $.5 million from the investment bank and recorded this amount in “Stockholders’ equity” as an addition to “Common stock” in the Consolidated Balance Sheets. The $.5 million was the difference between the investment bank’s weighted average purchase price of $33.25 per share less a discount of $.09 per share for a settlement price of $33.16 per share and the initial purchase closing price of $33.77 per share multiplied by 800,000 shares. We had an ASR transaction in 2011 as presented in the table above with a similar structure with the investment bank, which was accounted for in the same manner.

As of October 31, 2014, our shares of common stock were reserved for issuance as follows.

In thousands
ESPP	176
DRIP	840
ICP	950
Total	1,966

Other Comprehensive Income (Loss)

Our OCIL is a part of our accumulated OCIL and is comprised of hedging activities from our equity method investments. For further information on these hedging activities by our equity method investments, see Note 12 to the consolidated financial statements. Beginning in 2014, another component of our accumulated OCIL is the allocation of retirement benefits to SouthStar Energy Services, LLC (SouthStar) by its majority member. Changes in each component of accumulated OCIL are presented below for the years ended October 31, 2014 and 2013.

Changes in Accumulated OCIL (1)

In thousands	2014	2013
Accumulated OCIL beginning balance, net of tax	$(284)	$(305)
Hedging activities of equity method investments:
OCIL before reclassifications, net of tax	355	(109)
Amounts reclassified from accumulated OCIL, net of tax	(284)	130
Total current period activity of hedging activities of equity method investments, net of tax	71	21
Net current period benefit activities of equity method investments, net of tax	(24)
Accumulated OCIL ending balance, net of tax	$(237)	$(284)
(1) Amounts in parentheses indicate debits to accumulated OCIL.

A reconciliation of the effect on certain line items of net income on amounts reclassified out of each component of accumulated OCIL is presented below for the years ended October 31, 2014 and 2013.

	Reclassification Out of Accumulated OCIL (1)

	Years Ended
	October 31		Affected Line Items on Statement of Comprehensive Income
In thousands	2014	2013
Hedging activities of equity method investments	$(461)	$215	Income from equity method investments
Income tax expense	177	(85)	Income taxes
Hedging activities of equity method investments	(284)	$130
Net benefit activities of equity method investments	(40)		Income from equity method investments
Income tax expense	16		Income taxes
Net benefit activities of equity method investments	(24)
Total reclassification for the period, net of tax	$(308)	$130
(1) Amounts in parentheses indicate debits to accumulated OCIL.

7. Financial Instruments and Related Fair Value

Derivative Assets and Liabilities under Master Netting Arrangements

We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts of our derivative instruments. We use long position gas purchase options to provide some level of protection for our customers in the event of significant commodity price increases. As of October 31, 2014 and 2013, we had long gas purchase options providing total coverage of 29.2 million dekatherms and 25.4 million dekatherms, respectively. The long gas purchase options held at October 31, 2014 are for the period from December 2014 through November 2015.

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

The following table sets forth, by level of the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis as of October 31, 2014 and 2013. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the years ended October 31, 2014 and 2013. We present our derivative positions at fair value on a gross basis and have only asset positions for all periods presented for the fair value of purchased call options held for our utility operations. There are no derivative contracts in a liability position, and we have posted no cash collateral nor received any cash collateral under our master netting arrangements. Therefore, we have no offsetting disclosures for financial assets or liabilities for our derivatives held for utility operations. Our derivatives held for utility operations are held with one broker as our counterparty.

Recurring Fair Value Measurements as of October 31, 2014

		Significant		Effects of
	Quoted Prices	Other	Significant	Netting and
	in Active	Observable	Unobservable	Cash Collateral	Total
	Markets	Inputs	Inputs	Receivables/	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Payables	Value
Assets:
Derivatives held for distribution operations	$4,898	$—	$—	$—	$4,898
Debt and equity securities held as trading securities:
Money markets	469	—	—	—	469
Mutual funds	3,472	—	—	—	3,472
Total fair value assets	$8,839	$—	$—	$—	$8,839

Recurring Fair Value Measurements as of October 31, 2013

		Significant		Effects of
	Quoted Prices	Other	Significant	Netting and
	in Active	Observable	Unobservable	Cash Collateral	Total
	Markets	Inputs	Inputs	Receivables/	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Payables	Value
Assets:
Derivatives held for distribution operations	$1,834	$—	$—	$—	$1,834
Debt and equity securities held as trading securities:
Money markets	380	—	—	—	380
Mutual funds	2,814	—	—	—	2,814
Total fair value assets	$5,028	$—	$—	$—	$5,028

Our regulated utility segment derivative instruments are used in accordance with programs filed with or approved by the NCUC, the PSCSC and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our PGA procedures. In accordance with accounting provisions for rate-regulated activities, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due from customers” or “Amounts due to customers” in Note 1 to the consolidated financial statements. These derivative instruments are exchange-traded derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1.

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

	Carrying
In thousands	Amount *	Fair Value
As of October 31, 2014	$1,425,000	$1,617,453
As of October 31, 2013	1,275,000	1,409,892
* Excludes discount on issuance of notes of $570 and $143 as of October 31, 2014 and 2013, respectively.

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

The following table presents the fair value and balance sheet classification of our financial options for natural gas as of October 31, 2014 and 2013.

Fair Value of Derivative Instruments

In thousands	2014	2013
Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:
Asset Financial Instruments:
Current Assets - Gas purchase derivative assets (December 2014 - November 2015)	$4,898
Current Assets - Gas purchase derivative assets (December 2013 - October 2014)		$1,834

We purchase natural gas for our regulated operations for resale under tariffs approved by state regulatory commissions. We recover the cost of gas purchased for regulated operations through PGA procedures. Our risk management policies allow us to use financial instruments to hedge commodity price risks, but not for speculative trading. The strategy and objective of our hedging programs is to use these financial instruments to reduce gas cost volatility for our customers. Accordingly, the operation of the hedging programs on the regulated utility segment as a result of the use of these financial derivatives is initially deferred as amounts due from customers included as “Regulatory Assets” or amounts due to customers included as “Regulatory Liabilities” in Note 1 to the consolidated financial statements and recognized in the Consolidated Statements of Comprehensive Income as a component of “Cost of Gas” when the related costs are recovered through our rates.

The following table presents the impact that financial instruments not designated as hedging instruments under derivative accounting standards would have had on the Consolidated Statements of Comprehensive Income for the twelve months ended October 31, 2014 and 2013, absent the regulatory treatment under our approved PGA procedures.

	Amount of		Amount of		Location of Gain (Loss)
	Gain (Loss) Recognized		Gain (Loss) Deferred		Recognized through
	on Derivative Instruments		Under PGA Procedures		PGA Procedures

	Twelve Months Ended		Twelve Months Ended
	October 31		October 31
In thousands	2014	2013	2014	2013
Gas purchase options	$6,162	$(6,303)	$6,162	$(6,303)	Cost of Gas

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

We enter into contracts with third parties to buy and sell natural gas. A significant portion of these transactions are with, or are associated with, energy producers, utility companies, off-system municipalities and natural gas marketers. The amount included in “Trade accounts receivable” in “Current Assets” in the Consolidated Balance Sheets attributable to these entities amounted to $3.5 million, or approximately 5% of our gross trade accounts receivable at October 31, 2014. Our policy requires counterparties to have an investment-grade credit rating at the time of the contract, or in situations where counterparties do not have investment-grade or functionally equivalent credit ratings, our policy requires credit enhancements that include letters of credit or parental guaranties. In either circumstance, our policy specifies limits on the contract amount and duration based on the counterparty’s credit rating and/or credit support. In order to minimize our exposure, we continually re-evaluate third-party creditworthiness and market conditions and modify our requirements accordingly.

We also enter into contracts with third parties to manage some of our supply and capacity assets for the purpose of maximizing their value. These arrangements include a counterparty credit evaluation according to our policy described above prior to contract execution and typically have durations of one year or less. In the event that a party is unable to perform under these arrangements, we have exposure to satisfy our underlying supply or demand contractual obligations that were incurred while under the management of this third party. We believe, based on our credit policies as of October 31, 2014, that our financial position, results of operations and cash flows will not be materially affected as a result of nonperformance by any single counterparty.

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

We seek to identify, assess, monitor and manage risk in accordance with defined policies and procedures under the direction of the Treasurer and Chief Risk Officer and our Enterprise Risk Management (ERM) program, including our Energy Price Risk Management Committee. Risk management is guided by senior management with Board of Directors oversight, and senior management takes an active role in the development of policies and procedures.

8. Commitments and Contingent Liabilities

Leases

We lease certain buildings, land and equipment for use in our operations under noncancelable operating leases. We account for these leases by recognizing the future minimum lease payments as expense on a straight-line basis over the respective minimum lease terms under current accounting guidance.

Operating lease payments for the years ended October 31, 2014, 2013 and 2012 are as follows.

In thousands	2014	2013	2012
Operating lease payments (1)	$4,701	$4,729	$3,712
(1) Operating lease payments do not include payments for common area maintenance, utilities or tax payments.

Future minimum lease obligations for the next five years ending October 31 and thereafter are as follows.

In thousands
2015	$4,600
2016	4,491
2017	4,297
2018	4,225
2019	4,137
Thereafter	27,359
Total	$49,109

Long-term contracts

We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. Costs arising from the gas supply commodity and capacity commitments, while significant, are pass-through costs to our customers and are generally fully recoverable through our PGA procedures and prudence reviews in North Carolina and South Carolina and under the TIP in Tennessee. The time periods for fixed payments under pipeline and storage capacity contracts are up to twenty-one years. The time periods for fixed payments under gas supply contracts are up to three years. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service are up to five years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles, equipment and contractors.

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

As of October 31, 2014, future unconditional purchase obligations for the next five years ending October 31 and thereafter are as follows.

	Pipeline	Gas Supply	Telecommunications
	Storage	Reservation	and Information
In thousands	Capacity	Fees	Technology	Other	Total
2015	$158,984	$8,657	$14,601	$41,008	$223,250
2016	149,412	137	4,786	—	154,335
2017	145,579	135	736	—	146,450
2018	142,433	—	126	—	142,559
2019	132,186	—	80	—	132,266
Thereafter	627,602	—	—	—	627,602
Total	$1,356,196	$8,929	$20,329	$41,008	$1,426,462

Legal

We have only routine litigation in the normal course of business. We do not expect any of these routine litigation matters to have a material effect, either individually or in the aggregate, on our financial position, results of operations or cash flows.

Letters of Credit

We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $1.8 million in letters of credit that were issued and outstanding at October 31, 2014. Additional information concerning letters of credit is included in Note 5 to the consolidated financial statements.

Surety Bonds

In the normal course of business, we are occasionally required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on commercial obligations. We have agreements that indemnify certain issuers of surety bonds against losses that they may incur as a result of executing surety bonds on our behalf. If we were to fail to perform according to the terms of the underlying contract, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. As of October 31, 2014, we had open surety bonds with a total contingent obligation of $4.8 million.

Environmental Matters

Our three regulatory commissions have authorized us to utilize deferral accounting in connection with environmental costs. Accordingly, we have established regulatory assets for actual environmental costs incurred and for estimated environmental liabilities recorded for manufactured gas plant (MGP) sites, LNG facilities and underground storage tanks (USTs).

In 1997, we entered into a settlement with a third-party with respect to nine MGP sites that we have owned, leased or operated that released us from any investigation and remediation liability. Although no such claims are pending or, to our knowledge, threatened, the settlement did not cover any third-party claims for personal injury, death, property damage and diminution of property value or natural resources.

In connection with the 2003 North Carolina Natural Gas Corporation (NCNG) acquisition, several MGP sites owned by NCNG were transferred to a wholly-owned subsidiary of Progress Energy, Inc. (Progress), now a subsidiary of Duke Energy Corporation (Duke Energy), prior to closing. Progress has complete responsibility for performing all of NCNG’s remediation obligations to conduct testing and clean-up at these sites, including both the costs of such testing and clean-up and the implementation of any affirmative remediation obligations that NCNG has related to the sites. Progress’ responsibility does not include any third-party claims for personal injury, death, property damage, and diminution of property value or natural resources. We know of no such pending or threatened claims.

The following table summarizes information regarding our environmental sites as of October 31, 2014.

			Costs	Undiscounted
	Site		Incurred	Environmental
In thousands	Type	Site Status	to Date	Liability *
Anderson, SC	MGP	Site Investigation Work Plan submitted to the South Carolina Department of Health and Environmental Control.	$7	$890
Hickory, NC	MGP	Remediation complete. Land use restrictions in progress.	1,494	18
Reidsville, NC	MGP	Remediation complete. Land use restrictions filed.	641	199
Huntersville, NC	LNG	Soil remediation complete. Quarterly and semi-annual groundwater sampling in progress. Lead-based paint remediation complete.	4,738	81
Charlotte, NC	UST	USTs removed. Tank closure process in progress with the North Carolina Department of Environment and Natural Resources.	32	33
Clemmons, NC	UST	Potential responsible party for propane tank	—	38
Totals			$6,912	$1,259

* Estimated based on assumptions using actual costs incurred, the timing of future payments and inflation factors, among others.

We continue to expand our sampling of our pipelines for coatings containing asbestos. Additionally, we continue to educate our employees on the hazards of asbestos and implemented procedures for removing these coatings from our pipelines when we must excavate and expose portions of the pipeline.

As of October 31, 2014, our regulatory assets for unamortized environmental costs in our three-state territory totaled $8 million. We received approval from the TRA to recover $2 million of our deferred Tennessee environmental costs over an eight-year period beginning March 2012, pursuant to the 2012 general rate case proceeding in Tennessee. We will seek recovery of the remaining Tennessee balance in future rate proceedings. The approval by the NCUC in December 2013 of the settlement of the general rate proceeding allowed recovery of $6.3 million of our deferred North Carolina environmental costs over a five-year period beginning January 2014. We received approval from the PSCSC to recover $.1 million of our deferred South Carolina environmental costs over a one-year period beginning November 2014, pursuant to the annual rate stabilization order issued in October 2014.

Further evaluation of the MGP, LNG and UST sites could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

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

The qualified pension plan maintains a 45% target allocation to fixed income securities, including U.S. treasuries, corporate bonds, high yield debt, asset-backed securities and derivatives. The derivatives in the fixed income portfolio are fully collateralized. The investment guidelines limit liabilities created with derivatives in the fixed income portfolio to cash equivalents plus 10% of the portfolio’s market value. The aggregate risk exposure of the plan can be no greater than that which could be achieved without using derivatives. The qualified pension plan maintains a 35% target allocation to equities, including exposure to large cap growth, large cap value and small cap domestic equity securities, as well as exposure to international equity. There is a 5% target allocation to real estate in a diversified global real estate investment trust (REIT) fund. The remaining 15% target allocation is for investments in other types of funds, including commodities, hedge funds and private equity funds that follow several diversified strategies.

Employees hired or rehired after December 31, 2007 cannot participate in the qualified pension plan but are participants in the Money Purchase Pension (MPP) plan, a defined contribution pension plan that allows the employee to direct the investments and assume the risk of investment returns. A defined contribution plan specifies the amount of the employer’s annual contribution to individual participant accounts established for the retirement benefit. Eligible employees who have completed 30 days of continuous service and have attained age 18 are eligible to participate. Under the MPP plan, we annually deposit a percentage of each participant’s pay into an account of the MPP plan. This contribution equals 4% of the participant’s compensation plus an additional 4% of compensation above the social security wage base up to the Internal Revenue Service (IRS) compensation limit. The participant is vested in this plan after three years of service. During the year ended October 31, 2014, we contributed $.9 million to the MPP plan.

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

The funding to the DCR plan accounts for the years ended October 31, 2014 and 2013, and the amounts recorded as liabilities for these deferred compensation plans as of October 31, 2014 and 2013 are presented below.

In thousands	2014	2013
Funding	$524	$434
Liability:
Current	214	199
Noncurrent	4,248	3,328

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

In thousands	2014	2013	2012
Term life policies of certain officers at the vice president level and above	$30	$27	$43
Officers and director-level employees	32	28	25

Actuarial Plan Information

A reconciliation of changes in the plans’ benefit obligations and fair value of assets for the years ended October 31, 2014 and 2013, and a statement of the funded status and the amounts reflected in the Consolidated Balance Sheets for the years ended October 31, 2014 and 2013 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2014	2013	2014	2013	2014	2013
Accumulated benefit obligation at year end	$252,706	$230,175	$5,925	$4,736	N/A	N/A

Change in projected benefit obligation:
Obligation at beginning of year	$272,403	$293,327	$4,736	$5,569	$33,678	$34,830
Service cost	10,865	12,005	—	—	1,109	1,327
Interest cost	11,781	9,946	200	157	1,448	1,130
Plan amendments	—	—	485	—	—	—
Actuarial (gain) loss	23,646	(24,859)	956	(540)	3,734	(1,094)
Participant contributions	—	—	—	—	805	641
Administrative expenses	(465)	(534)	—	—	—	—
Benefit payments	(15,544)	(17,482)	(452)	(450)	(2,957)	(3,156)
Obligation at end of year	302,686	272,403	5,925	4,736	37,817	33,678
Change in fair value of plan assets:
Fair value at beginning of year	300,661	272,337	—	—	25,961	23,663
Actual return on plan assets	31,791	26,340	—	—	1,874	2,848
Employer contributions	20,000	20,000	452	450	2,064	1,965
Participant contributions	—	—	—	—	805	641
Administrative expenses	(465)	(534)	—	—	—	—
Benefit payments	(15,544)	(17,482)	(452)	(450)	(2,957)	(3,156)
Fair value at end of year	336,443	300,661	—	—	27,747	25,961
Funded status at year end - over (under)	$33,757	$28,258	$(5,925)	$(4,736)	$(10,070)	$(7,717)

Noncurrent assets	$33,757	$28,258	$—	$—	$—	$—
Current liabilities	—	—	(521)	(445)	—	—
Noncurrent liabilities	—	—	(5,404)	(4,291)	(10,070)	(7,717)
Net amount recognized	$33,757	$28,258	$(5,925)	$(4,736)	$(10,070)	$(7,717)

Amounts Not Yet Recognized as a Component
of Cost and Recognized in a Deferred
Regulatory Account:
Unrecognized transition obligation	$—	$—	$—	$—	$—	$—
Unrecognized prior service credit (cost)	15,046	17,243	(439)	(196)	—	—
Unrecognized actuarial loss	(103,038)	(96,338)	(1,745)	(820)	(3,995)	(354)
Regulatory asset	(87,992)	(79,095)	(2,184)	(1,016)	(3,995)	(354)
Cumulative employer contributions in
excess of cost	121,749	107,353	(3,741)	(3,720)	(6,075)	(7,363)
Net amount recognized	$33,757	$28,258	$(5,925)	$(4,736)	$(10,070)	$(7,717)

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

Net periodic benefit cost for the years ended October 31, 2014, 2013 and 2012 includes the following components.

	Qualified Pension			Nonqualified Pension			Other Benefits
In thousands	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$10,865	$12,005	$9,573	$—	$—	$39	$1,109	$1,327	$1,387
Interest cost	11,781	9,946	10,640	200	157	203	1,448	1,130	1,347
Expected return on plan assets	(22,530)	(21,105)	(20,289)	—	—	—	(1,782)	(1,663)	(1,551)
Amortization of transition obligation	—	—	—	—	—	—	—	667	667
Amortization of prior service cost
(credit)	(2,198)	(2,198)	(2,198)	243	81	81	—	—	—
Amortization of net loss	7,685	11,202	5,966	31	161	49	—	—	—
Net periodic benefit cost	5,603	9,850	3,692	474	399	372	775	1,461	1,850
Other changes in plan assets and benefit
obligation recognized through
regulatory asset or liability:
Prior service cost	—	—	—	485	—	—	—	—	—
Net loss (gain)	14,385	(30,094)	43,945	956	(540)	629	3,641	(2,278)	2,209
Amounts recognized as a component of
net periodic benefit cost:
Transition obligation	—	—	—	—	—	—	—	(667)	(667)
Amortization of net loss	(7,685)	(11,202)	(5,966)	(31)	(161)	(49)	—	—	—
Prior service (cost) credit	2,198	2,198	2,198	(243)	(81)	(81)	—	—	—
Total recognized in regulatory asset
(liability)	8,898	(39,098)	40,177	1,167	(782)	499	3,641	(2,945)	1,542
Total recognized in net periodic benefit
and regulatory asset (liability)	$14,501	$(29,248)	$43,869	$1,641	$(383)	$871	$4,416	$(1,484)	$3,392

The 2015 estimated amortization of the following items for our plans, which are recorded as a regulatory asset or liability instead of accumulated OCIL discussed above, are as follows.

	Qualified	Nonqualified	Other
In thousands	Pension	Pension	Benefits
Amortization of unrecognized prior service (credit) cost	$(2,198)	$231	$—
Amortization of unrecognized actuarial loss	8,121	85	29

The discount rate has been separately determined for each plan by projecting the plan’s cash flows and developing a zero-coupon spot rate yield curve using non-arbitrage pricing and non-callable bonds rated AA or better by either Moody’s Investors Service’s or Standard & Poor’s Ratings Services that have a yield higher than the regression mean yield curve. The discount rate can vary from plan year to plan year. As of October 31, 2014, the benchmark by plan was as follows.

Pension plan	4.13%
NCNG SERP	3.64%
Directors’ SERP	3.74%
Piedmont SERP	3.10%
OPEB	4.03%

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

The weighted average assumptions used in the measurement of the benefit obligation as of October 31, 2014 and 2013 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	4.13%	4.55%	3.69%	3.98%	4.03%	4.44%
Rate of compensation increase	3.68%	3.72%	N/A	N/A	N/A	N/A

In addition to the assumptions in the above table, we also use subjective factors such as withdrawal and mortality rates in determining benefit obligations for all of our benefit plans. As of October 31, 2014, we updated our assumed mortality rates to incorporate the new set of mortality tables issued by the Society of Actuaries in October 2014.

The weighted average assumptions used to determine the net periodic benefit cost as of October 31, 2014, 2013 and 2012 are presented below.

	Qualified Pension			Nonqualified Pension
	2014	2013	2012	2014	2013	2012
Discount rate	4.55%	3.51%	4.67%	3.98%	2.95%	4.10%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	3.72%	3.76%	3.78%	N/A	N/A	N/A

	Other Benefits
	2014	2013	2012
Discount rate	4.44%	3.34%	4.36%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

We anticipate that we will contribute the following amounts to our plans in 2015.

In thousands
Qualified pension plan *	$10,000
Nonqualified pension plans	521
MPP plan	1,300
OPEB plan	1,500

* Funded in November 2014.

The Pension Protection Act of 2006 (PPA) specified funding requirements for single employer defined benefit pension plans. The PPA established a 100% funding target for plan years beginning after December 31, 2007, and we are in compliance.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the next ten years ending October 31 as follows.

	Qualified	Nonqualified	Other
In thousands	Pension	Pension	Benefits
2015	$29,946	$521	$2,409
2016	16,794	507	2,449
2017	16,332	491	2,527
2018	19,197	472	2,606
2019	20,685	490	2,682
2020 - 2024	110,459	2,149	14,179

The assumed health care cost trend rates used in measuring the accumulated OPEB obligation for the medical plans for all participants as of October 31, 2014 and 2013 are presented below.

	2014	2013
Health care cost trend rate assumed for next year	7.40%	7.40%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027

The health care cost trend rate assumptions could have a significant effect on the amounts reported. A change of 1% would have the following effects.

In thousands	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic
postretirement health care benefit cost for the year ended October 31, 2014	$31	$(32)
Effect on the health care cost component of the accumulated postretirement
benefit obligation as of October 31, 2014	829	(841)

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

Large cap growth and global REIT – These are Level 1 assets valued at the quoted NAV of mutual fund shares in managed equity funds.

Common trust funds – International growth and bank loans (and for 2013, international value) – These are Level 2 assets held in common trust funds in which we own interests that are valued at the NAV of the funds as traded on international exchanges. Currently there are no restrictions on redemptions for the funds.

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

Private equity fund of funds – This is a Level 3 asset invested in hedge fund of funds valued based on a quarterly compilation of the financial statements from the underlying partnerships in which the fund invests. There are currently redemption restrictions for this fund. The target allocation for this investment is 3.5% but is still being funded through capital calls; $5.4 million of the original $12 million subscription remains unfunded. Until a 3.5% allocation can be achieved, the balance of the 3.5% allocation is invested in a low-cost equity index fund that tracks the S&P 500 Index. Our investment is in various funds that invests in North American companies; allocate capital to private equity funds; invest in venture capital partnerships; and private equity partnerships in emerging markets.

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

Redemptions
	Redemption		Notice
Investment	Frequency	Other Redemption Restrictions	Period
Common trust fund - International growth	Monthly	None	30 days

Hedge fund of funds	Quarterly
Redeemed in whole or part but not less than the minimum redemption amount for each currency. Redemption within one year of purchase is subject to 1.5% redemption fee. Redeemed on “first in first out” basis. None of our investment is subject to the redemption fee. Fund’s Board of Directors may limit or suspend share redemptions until a further notification ending suspension. No such notification has been received as of October 31, 2014.
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
35 days

Bank loans	Daily	None	30 days

(1) The investment cannot be redeemed. We receive distributions only through the liquidation of the underlying assets. The assets are expected to be liquidated over the next 10 to 12 years.

The qualified pension plan’s asset allocations by level within the fair value hierarchy at October 31, 2014 and 2013 are presented below. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and their consideration within the fair value hierarchy levels. For further information on a description of the fair value hierarchy, see “Fair Value Measurements” in Note 1 to the consolidated financial statements.

	Qualified Pension Plan as of October 31, 2014
		Significant Other Observable Inputs(Level 2)
	Quoted Prices In Active Markets (Level 1)		Significant Unobservable Inputs (Level 3)

				Total Carrying Value	% of Total
In thousands
Cash and cash equivalents	$27,932	$435	$—	$28,367	8%
Fixed Income Securities:					45%
U.S. treasuries	—	27,224	—	27,224	8%
Long duration bonds	—	48,049	—	48,049	14%
Corporate bonds	—	49,816	—	49,816	15%
High yield bonds	8,100	—	—	8,100	3%
Common trust fund - Bank loans	—	16,187	—	16,187	5%
Collateralized mortgage
obligations	—	1,035	—	1,035	—%
Derivatives	48	(49)	—	(1)	—%
Equity Securities:					31%
Large cap core index	9,982	—	—	9,982	3%
Large cap value	19,937	—	—	19,937	6%
Large cap growth	19,745	—	—	19,745	6%
Small cap value	31,329	—	—	31,329	9%
Common trust fund - International
growth	—	22,877	—	22,877	7%
Real Estate:					5%
Global REIT	16,675	—	—	16,675	5%
Other Investments:					11%
Hedge fund of funds	—	19,829	—	19,829	6%
Private equity fund of funds	—	—	7,158	7,158	2%
Commodities fund of funds	—	10,134	—	10,134	3%
Total assets at fair value	$133,748	$195,537	$7,158	$336,443	100%
Percent of fair value hierarchy	40%	58%	2%	100%

	Qualified Pension Plan as of October 31, 2013
		Significant Other Observable Inputs(Level 2)
	Quoted Prices In Active Markets (Level 1)		Significant Unobservable Inputs (Level 3)

				Total Carrying Value	% of Total
In thousands
Cash and cash equivalents	$5,566	$156	$—	$5,722	2%
Fixed Income Securities:					38%
U.S. treasuries	—	24,078	—	24,078	8%
Long duration bonds	—	34,041	—	34,041	11%
Corporate bonds	—	42,701	—	42,701	14%
High yield bonds	14,680	—	—	14,680	5%
Collateralized mortgage
obligations	—	1,098	—	1,098	—%
Derivatives	6	(17)	—	(11)	—%
Equity Securities:					43%
Large cap core index	12,023	—	—	12,023	4%
Large cap value	16,908	—	—	16,908	6%
Large cap growth	17,823	—	—	17,823	6%
Small cap value	30,831	—	—	30,831	10%
Common trust fund - International
value	—	24,460	—	24,460	8%
Common trust fund - International
growth	—	27,270	—	27,270	9%
Real Estate:					5%
Global REIT	15,042	—	—	15,042	5%
Other Investments:					12%
Hedge fund of funds	—	18,571	—	18,571	6%
Private equity fund of funds	—	—	4,659	4,659	2%
Commodities fund of funds	—	10,765	—	10,765	4%
Total assets at fair value	$112,879	$183,123	$4,659	$300,661	100%
Percent of fair value hierarchy	37%	61%	2%	100%

The following is a reconciliation of the assets in the qualified pension plan that are classified as Level 3 in the fair value hierarchy.

Private
Equity Fund
In thousands	of Funds
Balance, October 31, 2012	$3,522
Actual return on plan assets:
Relating to assets still held at the reporting date	116
Relating to assets sold during the period	61
Purchases, sales and settlements (net)	960
Transfer in/out of Level 3	—
Balance, October 31, 2013	4,659
Actual return on plan assets:
Relating to assets still held at the reporting date	1,031
Relating to assets sold during the period	113
Purchases, sales and settlements (net)	1,355
Transfer in/out of Level 3	—
Balance, October 31, 2014	$7,158

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

Corporate bonds/Other fixed income securities – These are Level 1 assets valued at the quoted NAV of mutual fund investments that are primarily invested in investment grade securities that mature within ten years. The OPEB plan maintains a 5% target allocation to high yield fixed income.

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

The OPEB plan’s asset allocations by level within the fair value hierarchy at October 31, 2014 and 2013 are presented below. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For further information on a description of the fair value hierarchy, see “Fair Value Measurements” in Note 1 to the consolidated financial statements.

	Other Benefits as of October 31, 2014
		Significant Other Observable Inputs(Level 2)
	Quoted Prices In Active Markets (Level 1)		Significant Unobservable Inputs (Level 3)

				Total Carrying Value	% of Total
In thousands
Cash and cash equivalents	$2,590	$—	$—	$2,590	9%
Fixed Income Securities:					44%
U.S. treasuries	2,013	—	—	2,013	7%
Corporate bonds / Other fixed income
securities	10,187	—	—	10,187	37%
Equity Securities:					42%
Large cap value	1,269	—	—	1,269	4%
Large cap growth	1,310	—	—	1,310	5%
Small cap value	1,336	—	—	1,336	5%
Small cap growth	1,319	—	—	1,319	5%
Large cap index	2,532	—	—	2,532	9%
International blend	3,846	—	—	3,846	14%
Real Estate:					5%
Global REIT	1,345	—	—	1,345	5%
Total assets at fair value	$27,747	$—	$—	$27,747	100%
Percent of fair value hierarchy	100%	—%	—%	100%

	Other Benefits as of October 31, 2013
		Significant Other Observable Inputs(Level 2)
	Quoted Prices In Active Markets (Level 1)		Significant Unobservable Inputs (Level 3)

				Total Carrying Value	% of Total
In thousands
Cash and cash equivalents	$982	$—	$—	$982	4%
Fixed Income Securities:					46%
U.S. treasuries	2,582	—	—	2,582	10%
Corporate bonds / Other fixed income
securities	9,232	—	—	9,232	36%
Equity Securities:					45%
Large cap value	1,327	—	—	1,327	5%
Large cap growth	1,352	—	—	1,352	5%
Small cap value	1,331	—	—	1,331	5%
Small cap growth	1,313	—	—	1,313	5%
Large cap index	2,384	—	—	2,384	9%
International blend	4,206	—	—	4,206	16%
Real Estate:					5%
Global REIT	1,252	—	—	1,252	5%
Total assets at fair value	$25,961	$—	$—	$25,961	100%
Percent of fair value hierarchy	100%	—%	—%	100%

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

Employees receive a company match of 100% up to the first 5% of eligible pay contributed. Employees may contribute up to 50% of eligible pay to the 401(k) on a pre-tax basis, up to the Tax Code annual contribution and compensation limits. We automatically enroll all eligible non-participating employees in the 401(k) plan at a 2% contribution rate unless the employee chooses not to participate by notifying our record keeper. For employees who are automatically enrolled in the 401(k) plan, we automatically increase their contributions by 1% each year to a maximum of 5% unless the employee chooses to opt out of the automatic increase by contacting our record keeper. If the employee does not make an investment election, employee contributions and matches are automatically invested in a diversified portfolio of stocks and bonds. Participants may direct up to 20% of their contributions and company matching contributions as an investment in the Piedmont Stock Fund. Employees may change their contribution rate and investments at any time. For the years ended October 31, 2014, 2013 and 2012, we made matching contributions to participant accounts as follows.

In thousands	2014	2013	2012
401(k) matching contributions	$6,134	$5,688	$5,400

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

10. Employee Share-Based Plans

Under our shareholder approved ICP, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year incentive plan performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the years ended October 31, 2014, 2013 and 2012, we recorded compensation expense, and as of October 31, 2014 and 2013, we accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

We have granted three series of awards under approved incentive compensation plans, each with a three-year performance period (ending October 31, 2014, October 31, 2015 and October 31, 2016). For each of these performance periods, awards will be based on achievement relative to a target annual compounded increase in basic EPS and the achievement of total shareholder returns relative to a group of peer companies that are domiciled in the United States, publicly traded in the U.S. energy industry with a primary focus on natural gas distribution and transmission businesses in multi-state territories and have similar annual revenues and market capitalization to ours, with each measure being weighted at 50%. The plans with performance periods ending October 31, 2015 (2015 plan) and October 31, 2016 (2016 plan) have an additional performance measure of actual average return on equity compared to the weighted average return on equity allowed by our regulatory commissions. The weighting of the units awarded under the 2015 plan and the 2016 plan is based on EPS at 37.5%, total shareholder return at 37.5% and return on equity at 25% of the total units awarded.

In December 2010, a long-term retention stock unit award under the ICP (where a stock unit equals one share of our common stock upon vesting) was approved for eligible officers and other participants to support our succession planning and retention strategies. This retention stock unit award vested for participants who met the retention requirements at the end of the three-year period ending in December 2013 and settled in the same month with payment in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. The Compensation Committee of our Board of Directors had the discretion to accelerate the vesting of all or a portion of a participant’s units. For the twelve months ended October 31, 2013 and 2012, we recorded compensation expense and a liability as of October 31, 2013 with compensation expense recorded in fiscal 2014 until December 2013 when the award was settled. The liability, which we accrued for this award based on the fair market value of our stock at the end of each quarter, was re-measured to market value in December 2013, the settlement date.

Also under our approved ICP, 64,700 unvested retention stock units were granted to our President and Chief Executive Officer in December 2011. During the five-year vesting period, any dividend equivalents will accrue on these stock units and be converted into additional units at the same rate and based on the closing price on the same payment date as dividends on our common stock. The stock units will vest, payable in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation, over a five-year period only if he is an employee on each vesting date. In accordance with the vesting schedule, 20% of the units vested on December 15, 2014, 30% of the units vest on December 15, 2015 and 50% of the units vest on December 15, 2016. For the twelve months ended October 31, 2014, 2013 and 2012,we recorded compensation expense, and as of October 31, 2014 and 2013, we accrued a liability for this award based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

The award which vested on December 15, 2014 covered 20% of the grant, including accrued dividends, for a total of 14,461 shares of common stock. After the withholding of $.3 million for federal and state income taxes, our President and Chief Executive Officer received 7,231 shares at the New York Stock Exchange composite closing price on December 12, 2014 of $37.89 per share.

At the time of distribution of awards under the ICP, the number of shares issuable is reduced by the withholdings for payment of applicable income taxes for each participant. The participant may elect income tax withholdings at or above the minimum statutory withholding requirements. The maximum withholdings allowed is 50%. To date, shares withheld for payment of applicable income taxes have been immaterial. We present these net shares issued in the Consolidated Statements of Stockholders’ Equity and in Note 6 to the consolidated financial statements.

The compensation expense related to the incentive compensation plans for the years ended October 31, 2014, 2013 and 2012, and the amounts recorded as liabilities in "Other noncurrent liabilities" in "Noncurrent Liabilities" with the current portion recorded in "Other current liabilities" in "Current Liabilities" in the Consolidated Balance Sheets as of October 31, 2014 and 2013 are presented below.

In thousands	2014	2013	2012
Compensation expense	$8,496	$4,526	$5,730
Tax benefit	2,476	1,538	2,080
Liability	15,130	11,098

Based on current accrual assumptions as of October 31, 2014, the expected payout for the approved incentive compensation awards at target will occur in the following fiscal years.

In thousands	2015	2016	2017
Amount of payout	$7,204	$4,980	$2,946

On a quarterly basis, we issue shares of common stock under the ESPP and account for the issuance as an equity transaction. The exercise price is calculated as 95% of the fair market value on the purchase date of each quarter where fair market value is determined by calculating the mean average of the high and low trading prices on the purchase date.

11. Income Taxes

The components of income tax expense for the years ended October 31, 2014, 2013 and 2012 are presented below.

	2014		2013		2012
In thousands	Federal	State	Federal	State	Federal	State
Charged (Credited) to operating
income:
Current (1)	$(1,653)	$950	$(3,032)	$919	$(29,062)	$1,857
Deferred (1)	70,654	13,434	67,885	11,829	86,496	10,144
Tax Credits:
Amortization	(209)	—	(267)	—	(334)	—
Total	68,792	14,384	64,586	12,748	57,100	12,001

Charged (Credited) to other income
(expense):
Current	4,233	870	6,049	984	5,636	1,027
Deferred	5,811	728	2,225	(646)	2,214	239
Total	10,044	1,598	8,274	338	7,850	1,266
Total	$78,836	$15,982	$72,860	$13,086	$64,950	$13,267

(1) Includes utilization of federal NOL carryforward benefit of $28.6 million for the year ended October 31, 2014 and the generation of a NOL carryforward benefit of $62.3 million for the year ended October 31, 2013.

A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense for the years ended October 31, 2014, 2013 and 2012 is presented below.

In thousands	2014	2013	2012
Federal taxes at 35%	$83,517	$77,127	$69,322
State income taxes, net of federal benefit	10,389	8,506	8,624
Amortization of investment tax credits	(209)	(267)	(334)
Other, net	1,121	580	605
Total	$94,818	$85,946	$78,217

As of October 31, 2014 and 2013, deferred income taxes consisted of the following temporary differences.

In thousands	2014	2013
Deferred tax assets:
Benefit of loss carryforwards	$39,532	$66,087
Revenues and cost of gas	4,960	—
Employee benefits and compensation	16,547	13,834
Revenue requirement	20,320	19,062
Utility plant	5,631	10,386
Other	12,869	12,796
Total deferred tax assets	99,859	122,165
Valuation allowance	(505)	(505)
Total deferred tax assets, net	99,354	121,660
Deferred tax liabilities:
Utility plant	724,172	652,822
Revenues and cost of gas	4,340	21,257
Equity method investments	42,998	38,710
Deferred costs	65,828	59,221
Other	18,065	18,324
Total deferred tax liabilities	855,403	790,334
Net deferred income tax liabilities	$756,049	$668,674

As of October 31, 2014 and 2013, total net deferred income tax assets were net of a valuation allowance to reduce amounts to the amounts that we believe will be more likely than not realized. We and our wholly-owned subsidiaries file a consolidated federal income tax return and various state income tax returns. As of October 31, 2014 and 2013, we have federal NOL carryforwards of $97 million and $178.1 million, respectively, which expire in 2033. We also have $5.9 million of federal NOL carryforwards as of October 31, 2014 and 2013 that expire in 2021 through 2025 and are subject to an annual limitation of $.3 million. As of October 31, 2014, we have a $2.4 million alternative minimum tax credit carryforward.

As of October 31, 2014 and 2013, we have state NOL carryforwards of $7.2 million and $6.4 million, respectively, that expire from 2020 through 2028. We may use the carryforwards to offset taxable income.

We are no longer subject to federal income tax examinations for tax years ending before and including October 31, 2009, and with few exceptions, state income tax examinations by tax authorities for years ended before and including October 31, 2009. The IRS is currently auditing the federal income tax returns for years ended October 31, 2010, 2011 and 2012.

A reconciliation of changes in the deferred tax valuation allowance for the years ended October 31, 2014, 2013 and 2012 is presented below.

In thousands	2014	2013	2012
Balance at beginning of year	$505	$505	$505
Credited to income tax expense	—	—	—
Balance at end of year	$505	$505	$505
There were no unrecognized tax benefits for the years ended October 31, 2014 and 2013.

In July 2013, legislation was passed in North Carolina affecting corporate taxation. The legislation reduced the corporate income tax rate from 6.9% to 6% for tax years beginning after January 1, 2014 and to 5% for tax years beginning after January 1, 2015. It also provided for two additional 1% rate reductions if the state’s tax collections exceed certain thresholds. We record deferred income taxes on temporary tax differences using the income tax rate in effect when the temporary difference is expected to reverse. As a result of the rate reductions, we adjusted our noncurrent deferred income tax balances at October 31, 2013 by approximately $25 million for temporary differences expected to reverse at a lower rate than under the prior law and recognized a tax benefit of approximately $1 million in net income, the majority of which relates to our regulated non-utility activities segment, with the balance of approximately $24 million recorded in deferred income taxes in “Regulatory Liabilities” as presented in Note 1 to the consolidated financial statements, reflecting a future benefit to our customers. During fiscal 2014, we recorded an additional $3 million for the difference in the tax rate included in our customers' rates and the rate at which the deferred taxes are expected to reverse. This increased our deferred income taxes recorded in “Regulatory Liabilities” to approximately $27 million. Our state regulatory commissions will determine the refund period of this regulatory liability in future proceedings.

12. Equity Method Investments

The consolidated financial statements include the accounts of wholly-owned subsidiaries whose investments in joint venture, energy-related businesses are accounted for under the equity method. Our ownership interest in each entity is included in “Equity method investments in non-utility activities” in “Noncurrent Assets” in the Consolidated Balance Sheets. Earnings or losses from equity method investments are included in “Income from equity method investments” in “Other Income (Expense)” in the Consolidated Statements of Comprehensive Income.

As of October 31, 2014, there were no amounts that represented undistributed earnings of our 50% or less owned equity method investments in our retained earnings.

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

We have related party transactions as a transportation customer of Cardinal, and we record the transportation costs charged by Cardinal in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For each of the years ended October 31, 2014, 2013 and 2012, these transportation costs and the amounts we owed Cardinal as of October 31, 2014 and 2013 are as follows.

In thousands	2014	2013	2012
Transportation costs	$8,825	$8,775	$6,613
Trade accounts payable	747	755

Summarized financial information provided to us by Cardinal for 100% of Cardinal as of September 30, 2014 and 2013, and for the twelve months ended September 30, 2014, 2013 and 2012 is presented below.

In thousands	2014	2013	2012
Current assets	$8,856	$15,179
Noncurrent assets	111,881	116,414
Current liabilities	1,468	2,637
Noncurrent liabilities	45,402	45,273
Revenues	16,705	17,649	$16,165
Gross profit	16,705	17,649	16,165
Income before income taxes	8,042	9,361	10,433

Pine Needle LNG Company, L.L.C.

We own 45% of the membership interests in Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company that owns an interstate LNG storage facility in North Carolina regulated by the FERC. Pine Needle has firm, long-term service agreements for 100% of the storage capacity of the facility, of which Piedmont subscribes to approximately 64%. Effective July 1, 2013, we acquired Hess Corporation’s 5% membership interest in Pine Needle for $2.9 million,which increased our membership interest from 40% to 45%. The other members are the Municipal Gas Authority of Georgia and subsidiaries of The Williams Companies, Inc. and SCANA Corporation.

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

We have related party transactions as a customer of Pine Needle, and we record the storage costs charged by Pine Needle in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For the years ended October 31, 2014, 2013 and 2012, these gas storage costs and the amounts we owed Pine Needle as of October 31, 2014 and 2013 are as follows.

In thousands	2014	2013	2012
Gas storage costs	$11,364	$11,098	$10,410
Trade accounts payable	989	940

Summarized financial information provided to us by Pine Needle for 100% of Pine Needle as of September 30, 2014 and 2013, and for the twelve months ended September 30, 2014, 2013 and 2012 is presented below.

In thousands	2014	2013	2012
Current assets	$8,812	$9,225
Noncurrent assets	70,837	74,710
Current liabilities	38,029	3,531
Noncurrent liabilities	—	35,391
Revenues	18,025	16,810	$16,390
Gross profit	18,025	16,810	16,390
Income before income taxes	6,011	5,804	5,832

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

These financial contracts, in the form of futures, options and swaps, are considered to be derivatives and fair value is based on selected market indices. Beginning in 2014, retirement benefits were allocated to SouthStar by its majority member with the activity of prescribed benefit expense items reflected in accumulated OCIL. Our share of movements in the market value of these derivative contracts are recorded as a hedge and the activity of the retirement benefit items are reflected in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Consolidated Balance Sheets; the detail of our share of the market value of these contracts and the retirement benefits are combined with our other equity method investments and presented in “Other Comprehensive Income (Loss), net of tax” in the Consolidated Statements of Comprehensive Income.

We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record the amounts billed to SouthStar in “Operating Revenues” in the Consolidated Statements of Comprehensive Income. For the years ended October 31, 2014, 2013 and 2012, our operating revenues from these sales and the amounts SouthStar owed us as of October 31, 2014 and 2013 are as follows.

In thousands	2014	2013	2012
Operating revenues	$3,541	$3,291	$2,442
Trade accounts receivable	460	441

Summarized financial information provided to us by SouthStar for 100% of SouthStar as of September 30, 2014 and 2013, and for the twelve months ended September 30, 2014, 2013 and 2012 is presented below.

In thousands	2014	2013*	2012
Current assets	$196,286	$199,425
Noncurrent assets	143,420	147,571
Current liabilities	51,435	76,346
Noncurrent liabilities	83	31
Revenues	845,695	639,426	$585,291
Gross profit	234,581	174,993	161,122
Income before income taxes	136,569	102,805	94,631
* Amounts have been changed to reflect restatement of AGL's Form 10-K for the year ended December 31, 2013. The restatement had an immaterial impact on SouthStar's results.

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

We have related party transactions as a customer of Hardy Storage, and we record the storage costs charged by Hardy Storage in “Cost of Gas” in the Consolidated Statements of Comprehensive Income. For the years ended October 31, 2014, 2013 and 2012, these gas storage costs and the amounts we owed Hardy Storage as of October 31, 2014 and 2013 are as follows.

In thousands	2014	2013	2012
Gas storage costs	$9,461	$9,702	$9,702
Trade accounts payable	774	808

Summarized financial information provided to us by Hardy Storage for 100% of Hardy Storage as of October 31, 2014 and 2013, and for the twelve months ended October 31, 2014, 2013 and 2012 is presented below.

In thousands	2014	2013	2012
Current assets	$12,644	$7,641
Noncurrent assets	157,861	161,282
Current liabilities	17,316	12,378
Noncurrent liabilities	78,830	87,184
Revenues	23,804	24,375	$24,359
Gross profit	23,804	24,375	24,359
Income before income taxes	10,497	10,582	9,939

Constitution Pipeline Company, LLC

We own 24% of the membership interests of Constitution Pipeline Company, LLC (Constitution), a Delaware limited liability company. The other members are subsidiaries of The Williams Companies, Inc., Cabot Oil & Gas Corporation and WGL Holdings, Inc. A subsidiary of The Williams Companies is the operator of the project. The purpose of the joint venture is to develop, construct, own and operate approximately 120 miles of interstate natural gas pipeline and related facilities connecting shale natural gas supplies and gathering systems in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost approximately $730 million at the project level. As of October 31, 2014, our fiscal year contributions were $37.6 million, with our total equity contributions for the project totaling $53.5 million to date. On December 2, 2014, the FERC issued a certificate of public convenience and necessity approving construction of the Constitution pipeline. The target in-service date of the project is late 2015 or 2016. The capacity of the pipeline is 100% subscribed under fifteen year service agreements with two Marcellus producer-shippers with a negotiated rate structure.

Summarized financial information provided to us by Constitution for 100% of Constitution as of September 30, 2014 and 2013, and for the twelve months ended September 30, 2014 and 2013 is presented below.

In thousands	2014	2013 (1)
Current assets	$11,273	$10,944
Noncurrent assets	219,208	62,438
Current liabilities	7,667	7,960
Noncurrent liabilities	—	—
Revenues	—	—
Gross profit	—	—
Income before income taxes	10,091	3,459

(1) Presented in the period in which we have a membership interest in Constitution, and not prior periods when we had no membership interest in Constitution. Our membership in Constitution began in November 2012.

Atlantic Coast Pipeline, LLC

On September 2, 2014, Piedmont, Duke Energy, Dominion Resources, Inc. (Dominion), and AGL announced the formation of Atlantic Coast Pipeline, LLC (ACP), a Delaware limited liability company. ACP intends to construct, operate and maintain a 550 mile natural gas pipeline, with associated compression, from West Virginia through Virginia into eastern North Carolina. The pipeline is proposed to provide interstate natural gas transportation services for Marcellus and Utica gas supplies into southeastern markets. ACP, which is regulated by the FERC, will be designed with an initial capacity of 1.5 billion cubic feet per day with a target in-service date of late 2018. The capacity of ACP is substantially subscribed by the members of ACP, other utilities and related companies under twenty-year contracts.

We entered into an agreement through a wholly-owned subsidiary to become a 10% equity member of ACP. The other members are subsidiaries of Duke Energy, Dominion and AGL. A Dominion subsidiary will be the operator of the pipeline. The cost for the development and construction of the pipeline is expected to be between $4.5 billion to $5 billion, excluding financing costs. Members anticipate obtaining project financing for 70% of the total costs during the construction period. As of October 31, 2014, we have made no contributions to ACP.

In October 2014, ACP requested approval from the FERC to utilize the pre-filing process under which environmental review for the natural gas pipeline will commence. ACP expects to file its FERC application in the third quarter of 2015, receive the FERC certificate in the summer of 2016 and begin construction thereafter. The project is subject to FERC, state and other federal approvals.

13. Variable Interest Entities

Under accounting guidance, a VIE is a legal entity that conducts a business or holds property whose equity, by design, has any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or where equity owners do not receive expected losses or returns. An entity may have an interest in a VIE through ownership or other contractual rights or obligations and that interest changes as the entity’s net assets change. The consolidating investor, or the primary beneficiary, is the entity that has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

On a quarterly basis, we reassess whether we have a controlling financial interest in and are the primary beneficiary of a VIE. The quarterly reassessment process considers whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether we have acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which we are involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

As of October 31, 2014, we have determined that we are not the primary beneficiary under VIE accounting guidance in any of our equity method investments, as discussed in Note 12 to the consolidated financial statements. Based on our involvement in these investments, we do not have the power to direct the activities of these investments that most significantly impact the VIE’s economic performance. As we are not the consolidating investor, we will continue to apply equity method accounting to these investments, as discussed in Note 12 to the consolidated financial statements. Our maximum loss exposure related to these equity method investments is limited to our equity investment in each entity. As of October 31, 2014 and 2013, our investment balances are as follows.

	October 31,	October 31,
In thousands	2014	2013
Cardinal	$16,073	$18,207
Pine Needle	18,689	20,270
SouthStar	40,965	38,372
Hardy Storage	37,179	34,681
Constitution	57,255	16,939
ACP	10
Total equity method investments in non-utility activities	$170,171	$128,469

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

14. Business Segments

We have three reportable business segments, regulated utility, regulated non-utility activities and unregulated non-utility activities. Our segments are identified based on products and services, regulatory environments and our current corporate organization and business decision-making activities. The regulated utility segment is the gas distribution business, where we include the operations of merchandising and its related service work and home service agreements, with activities conducted by the parent company. Although the operations of our regulated utility segment are located in three states under the jurisdiction of individual state regulatory commissions, the operations are managed as one unit having similar economic and risk characteristics within one company.

Prior to this fiscal year ended October 31, 2014, we aggregated the regulated non-utility activities and unregulated non-utility activities into one segment, the non-utility activities segment. These activities shared a majority of characteristics that permitted aggregation under relevant accounting guidance. Based on this accounting guidance, the unaggregated operating activities individually have never met the quantitative thresholds for separate disclosure. In September 2014 with the formation of ACP and our equity membership in the venture, our current and future commitment to fund construction of regulated pipelines through our equity method investments became more significant and, as a result, we have changed our segment presentation to separately disclose our non-utility activities into regulated non-utility and unregulated non-utility activities. The effect on our company's risk profile of regulation versus non-regulation of our equity method investments and management’s view that this segmentation will provide disclosures that will help users of our financial statements to better understand how management assesses organizational performance and makes decisions about the allocation of resources were key factors in our decision to modify our reportable segments. We anticipate significant growth in our regulated non-utility activities as compared to our unregulated non-utility activities. This is especially so given our equity ownership in Constitution and ACP, both FERC regulated pipelines. Once these pipelines are in operation, the earnings contribution is expected to increase for this segment.

Operations of our regulated non-utility activities segment are comprised of our equity method investments in joint ventures with regulated activities that are held by our wholly-owned subsidiaries. Operations of our unregulated non-utility activities segment are comprised primarily of our equity method investment in a joint venture with unregulated activities that is held by a wholly-owned subsidiary; activities of our other minor subsidiaries are also included.

Operations of the regulated utility segment are reflected in “Operating Income” in the Consolidated Statements of Comprehensive Income. Operations of the regulated non-utility activities and unregulated non-utility activities segments are included in the Consolidated Statements of Comprehensive Income in “Other Income (Expense)” in “Income from equity method investments” and “Non-operating income.” All of our operations are within the United States. No single customer accounts for more than 10% of our consolidated revenues.

Operations by segment for the years ended October 31, 2014, 2013 and 2012, and as of October 31, 2014, 2013 and 2012 are presented below. The information provided for fiscal years 2013 and 2012 have been restated to align with management's view of the non-utility activities.

		Regulated	Unregulated
	Regulated	Non-Utility	Non-Utility
In thousands	Utility	Activities	Activities	Total
2014
Revenues from external customers	$1,469,988	$—	$—	$1,469,988
Margin	690,208	—	—	690,208
Operations and maintenance expenses	270,877	132	92	271,101
Depreciation	118,996	—	18	119,014
Operating income (loss) before income taxes	263,041	(183)	(203)	262,655
Income from equity method investments	—	12,318	20,435	32,753
Interest expense	54,686	—	—	54,686
Income before income taxes	206,253	12,135	20,231	238,619
Total assets	4,442,185	129,206	41,309	4,612,700
Equity method investments in non-utility activities	—	129,206	40,965	170,171
Construction expenditures	460,444	—	—	460,444

		Regulated	Unregulated
	Regulated	Non-Utility	Non-Utility
In thousands	Utility	Activities	Activities	Total
2013
Revenues from external customers	$1,278,229	$—	$—	$1,278,229
Margin	621,490	—	—	621,490
Operations and maintenance expenses	253,120	103	78	253,301
Depreciation	112,207	—	18	112,225
Operating income (loss) before income taxes	221,528	(150)	(202)	221,176
Income from equity method investments	—	10,584	15,472	26,056
Interest expense	24,938	—	—	24,938
Income before income taxes	194,659	10,434	15,270	220,363
Total assets	4,053,591	90,097	38,735	4,182,423
Equity method investments in non-utility activities	—	90,097	38,372	128,469
Construction expenditures	599,999	—	—	599,999

		Regulated	Unregulated
	Regulated	Non-Utility	Non-Utility
In thousands	Utility	Activities	Activities	Total
2012
Revenues from external customers	$1,122,780	$—	$—	$1,122,780
Margin	575,446	—	—	575,446
Operations and maintenance expenses	242,599	31	71	242,701
Depreciation	103,192	—	18	103,210
Operating income (loss) before income taxes	194,824	(78)	(186)	194,560
Income from equity method investments	—	9,709	14,195	23,904
Interest expense	20,097	—	—	20,097
Income before income taxes	174,424	9,631	14,009	198,064
Total assets	3,475,640	69,749	18,498	3,563,887
Equity method investments in non-utility activities	—	69,749	18,118	87,867
Construction expenditures	529,576	—	—	529,576

Reconciliations to the consolidated financial statements for the years ended October 31, 2014, 2013 and 2012, and as of October 31, 2014 and 2013 are as follows.

In thousands	2014	2013	2012
Operating Income:
Segment operating income before income taxes	$262,655	$221,176	$194,560
Utility income taxes	(83,176)	(77,334)	(69,101)
Regulated non-utility activities operating loss before income taxes	183	150	78
Unregulated non-utility activities operating loss before income taxes	203	202	186
Total	$179,865	$144,194	$125,723

Net Income:
Income before income taxes for reportable segments	$238,619	$220,363	$198,064
Income taxes	(94,818)	(85,946)	(78,217)
Total	$143,801	$134,417	$119,847

In thousands	2014	2013

Consolidated Assets:
Total assets for reportable segments	$4,612,700	$4,182,423
Eliminations/Adjustments	171,553	186,186
Total	$4,784,253	$4,368,609

15. Subsequent Events

We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. All subsequent events of which we are aware were evaluated. For information on subsequent event disclosure items related to regulatory matters and employee share-based plans, see Note 2 and Note 10, respectively, to the consolidated financial statements.

16. Selected Quarterly Financial Data (In thousands except per share amounts) (Unaudited)

					Earnings (Loss)
				Net	Per Share of
	Operating		Operating	Income	Common Stock
	Revenues	Margin	Income	(Loss)	Basic	Diluted
Fiscal Year 2014
January 31	$657,733	$261,512	$102,319	$97,572	$1.27	$1.26
April 30	462,247	211,523	67,299	62,540	0.80	0.80
July 31	164,187	104,847	3,254	(7,344)	(0.09)	(0.09)
October 31	185,821	112,326	6,993	(8,967)	(0.11)	(0.11)

Fiscal Year 2013
January 31	$515,875	$231,623	$86,213	$85,923	$1.19	$1.18
April 30	399,411	183,856	51,504	55,790	0.74	0.74
July 31	162,943	97,000	591	(2,293)	(0.03)	(0.03)
October 31	200,000	109,011	5,886	(5,003)	(0.07)	(0.07)

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fourth quarter of fiscal 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

December 23, 2014

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

We have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our management concluded that as of October 31, 2014, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014.

Piedmont Natural Gas Company, Inc.

/s/ Thomas E. Skains
Thomas E. Skains Chairman, President and Chief Executive Officer

/s/ Karl W. Newlin
Karl W. Newlin Senior Vice President and Chief Financial Officer

/s/ Jose M. Simon
Jose M. Simon Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Piedmont Natural Gas Company, Inc.
Charlotte, North Carolina

We have audited the internal control over financial reporting of Piedmont Natural Gas Company, Inc. and subsidiaries (the “Company”) as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2014 of the Company and our report dated December 23, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
December 23, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers and directors is set forth in the sections entitled “Board of Directors” and “Executive Officers” in our Proxy Statement for the 2015 Annual Meeting of Shareholders (2015 Proxy Statement), which sections are incorporated in this annual report on Form 10-K by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning our Audit Committee and our Audit Committee financial experts is set forth in the section entitled “Committees of the Board” in our 2015 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

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

Item 11. Executive Compensation

Information for this item is set forth in the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our 2015 Proxy Statement, which sections are incorporated in this annual report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is set forth in the section entitled “Security Ownership of Management and Certain Beneficial Owners” in our 2015 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

Information concerning securities authorized for issuance under our equity compensation plans is set forth in the section entitled “Equity Compensation Plan Information” in our 2015 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information for this item is set forth in the section entitled “Director Independence and Related Person Transactions” in our 2015 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services

Information for this item is set forth in “Proposal 2 – Ratification of the Appointment of Deloitte & Touche LLP As Independent Registered Public Accounting Firm For Fiscal Year 2015” in our 2015 Proxy Statement, which section is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements
The following consolidated financial statements for the year ended October 31, 2014, are included in Item 8 of this report as follows:

Consolidated Balance Sheets – October 31, 2014 and 2013
Consolidated Statements of Comprehensive Income – Years Ended October 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows – Years Ended October 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity – Years Ended October 31, 2014, 2013 and 2012
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

4.12	Second Supplemental Indenture, dated as of June 15, 2003, between Piedmont and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.3, Form S-3 Registration Statement No. 333-106268).

4.13	Form of 6% Medium-Term Note, Series E, dated as of December 19, 2003 (incorporated by reference to Exhibit 99.2, Form 8-K, dated December 23, 2003).

4.14
Third Supplemental Indenture, dated as of June 20, 2006, between Piedmont Natural Gas Company, Inc. and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1, Form 8-K dated June 20, 2006).

4.15
Agreement of Resignation, Appointment and Acceptance dated as of March 29, 2007, by and among Piedmont Natural Gas Company, Inc., Citibank, N.A., and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1, Form 10-Q for quarter ended April 30, 2007).

4.16	Note Purchase Agreement, dated as of May 6, 2011, among Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10, Form 8-K, dated May 12, 2011).

4.17	Form of 2.92% Series A Senior Notes due June 6, 2016 (incorporated by reference to Exhibit 4.1, Form 8-K dated May 12, 2011).

4.18	Form of 4.24% Series B Senior Notes due June 6, 2021 (incorporated by reference to Exhibit 4.2, Form 8-K dated May 12, 2011).

4.19
Fourth Supplemental Indenture, dated as of May 6, 2011, between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2, Form S-3-ASR Registration Statement No. 333-175386).

4.20
Amendment to September 1992 Note Agreement dated as of April 15, 2011 by and between Piedmont Natural Gas Company, Inc., and Provident Life and Accident Insurance Company (incorporated by reference to Exhibit 10.3, Form 10-Q for the quarter ended April 30, 2011).

4.21
Note Purchase Agreement, dated as of March 27, 2012, among Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1, Form 8-K dated March 29, 2012).

4.22	Form of 3.47% Series A Senior Notes due July 16, 2027 (incorporated by reference to Exhibit 4.1, Form 8-K dated March 29, 2012).

4.23	Form of 3.57% Series B Senior Notes due July 16, 2027 (incorporated by reference to Exhibit 4.2, Form 8-K dated March 29, 2012).

4.24
Corporate Commercial Paper Master Note dated March 1, 2012 between U.S. Bank National Association as Paying Agent and Piedmont Natural Gas Company, Inc. as Issuer (incorporated by reference to Exhibit 4.1, Form 10-Q for the quarter ended April 30, 2012).

4.25	Fifth Supplemental Indenture, dated August 1, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1, Form 8-K dated August 1, 2013).

4.26	Form of 4.65% Senior Notes due 2043 (incorporated by reference to Exhibit 4.2, Form 8-K dated August 1, 2013).

4.27
Sixth Supplemental Indenture, dated September 18, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1, Form 8-K dated September 18, 2014).

4.28	Form of 4.10% Senior Notes due 2034 (incorporated by reference to Exhibit 4.2, Form 8-K dated September 18, 2014).

4.29	Third Amendment to September 1992 Note Agreement, dated as of October 15, 2014, between the Company and Provident Life and Accident Insurance Company.

Compensatory Contracts:

10.1	Form of Director Retirement Benefits Agreement with outside directors, dated September 1, 1999 (incorporated by reference to Exhibit 10.54, Form 10-K for the fiscal year ended October 31, 1999).

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

10.13
2011 Retention Award Agreement dated December 15, 2011 between Piedmont Natural Gas Company, Inc. and Thomas E. Skains (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended January 31, 2012).

10.14
Severance Agreement, dated February 1, 2012, between Piedmont Natural Gas Company, Inc. and Victor M. Gaglio (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended April 30, 2012).

10.15
Amended and Restated Employment Agreement dated May 25, 2012 between Piedmont Natural Gas Company, Inc. and Thomas E. Skains (substantially identical agreements have been entered into with Victor M. Gaglio, Jane R. Lewis-Raymond, Karl W. Newlin, Kevin M. O’Hara and Franklin H. Yoho) (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended July 31, 2012).

10.16	Schedule of Amended and Restated Employment Agreements with Executives (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended July 31, 2012).

10.17
Amendment to the Piedmont Natural Gas Company Employee Stock Purchase Plan dated September 18, 2012, by Piedmont Natural Gas Company, Inc. (incorporated by reference to Exhibit 10.21, Form 10-K for the fiscal year ended October 31, 2012).

10.18	Resolution of Board of Directors, June 6, 2014, establishing compensation for non-management directors (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended July 31, 2014).

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

10.23
Second Amendment to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC by and between Georgia Natural Gas Company and Piedmont Energy Company, dated July 2, 2009 (incorporated by reference to Exhibit 10.2, Form 10-Q for the quarter ended July 31, 2009).

10.24	Settlement Agreement by and between Georgia Natural Gas Company and Piedmont Energy Company, dated July 29, 2009 (incorporated by reference to Exhibit 10.1, Form 8-K dated August 4, 2009).

10.25
Third Amendment to Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC by and between Georgia Natural Gas Company and Piedmont Energy Company, dated July 29, 2009 (incorporated by reference to Exhibit 10.2, Form 8-K dated August 4, 2009).

10.26
Form of Commercial Paper Dealer Agreement between Piedmont Natural Gas Company, Inc. and Dealers party thereto (incorporated by reference to Exhibit 10.3, Form 10-Q for the quarter ended April 30, 2012).

10.27
Amended and Restated Credit Agreement dated as of October 1, 2012 among Piedmont Natural Gas Company, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, and Branch Banking and Trust Company, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, U.S. Bank National Association and Royal Bank of Canada, each a Lender (incorporated by reference to Exhibit 10.34, Form 10-K for the fiscal year ended October 31, 2012).

10.28
Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC dated April 9, 2012, by and among Williams Partners Operating LLC and Cabot Pipeline Holdings LLC (incorporated by reference to Exhibit 10.1, Form 10-Q for the quarter ended January 31, 2013).

10.29
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

10.30
Confirmation of Forward Sale Transaction dated January 29, 2013, between the Company and Morgan Stanley & Co. LLC, in its capacity as the forward counterparty (incorporated by reference to Exhibit 99.1, Form 8-K filed February 4, 2013).

10.31
Confirmation of Forward Sale Transaction dated February 19, 2013, between Piedmont Natural Gas Company, Inc., and Morgan Stanley & Co. LLC, in its capacity as the forward counterparty (incorporated by reference to Exhibit 99.1, Form 8-K filed February 25, 2013).

10.32
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

10.33
Second Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 1, 2013, by and between Georgia Natural Gas Company and Piedmont Energy Company (incorporated by reference to Exhibit 10.39, Form 10-K for the fiscal year ended October 31, 2013).

10.34
Increasing Lender Agreement dated as of November 1, 2013 among Wells Fargo Bank, National Association, Bank of America, N.A., Branch Banking and Trust Company, JPMorgan Chase Bank, N.A., PNC Bank, National Association, U.S. Bank National Association and Royal Bank of Canada, each as a Lender (incorporated by reference to Exhibit 10.1, Form 8-K dated November 4, 2013).

10.35 *
Limited Liability Company Agreement of Atlantic Coast Pipeline, LLC, dated as of September 2, 2014, by and between Dominion Atlantic Coast Pipeline, LLC, Duke Energy ACP, LLC, Piedmont ACP Company, LLC, and Maple Enterprise Holdings, Inc.

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

*
Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Consolidated Balance Sheets at October 31, 2014 and 2013; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2014, 2013 and 2012; (4) Consolidated Statements of Cash Flows for the years ended October 31, 2014, 2013 and 2012; (5) Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2014, 2013 and 2012; and Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Piedmont Natural Gas Company, Inc.
(Registrant)

By:	/s/ Thomas E. Skains
Thomas E. Skains
Chairman of the Board, President
and Chief Executive Officer

Date:	December 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Thomas E. Skains	Chairman of the Board, President and
Thomas E. Skains	Chief Executive Officer
(Principal Executive Officer)

Date: December 23, 2014

/s/ Karl W. Newlin	Senior Vice President and
Karl W. Newlin	Chief Financial Officer
(Principal Financial Officer)

Date: December 23, 2014

/s/ Jose M. Simon	Vice President and Controller
Jose M. Simon	(Principal Accounting Officer)

Date: December 23, 2014

Signature	Title

/s/ E. James Burton	Director
E. James Burton

/s/ Malcolm E. Everett III	Director
Malcolm E. Everett III

/s/ Aubrey B. Harwell, Jr.	Director
Aubrey B. Harwell, Jr.

/s/ Frank B. Holding, Jr.	Director
Frank B. Holding, Jr.

/s/ Frankie T. Jones, Sr.	Director
Frankie T. Jones, Sr.

/s/ Vicki McElreath	Director
Vicki McElreath

/s/ Minor M. Shaw	Director
Minor M. Shaw

/s/ Jo Anne Sanford	Director
Jo Anne Sanford

/s/ David E. Shi	Director
David E. Shi

/s/ Michael C. Tarwater	Director
Michael C. Tarwater

/s/ Phillip D. Wright	Director
Phillip D. Wright

Piedmont Natural Gas Company, Inc.
Form 10-K
For the Fiscal Year Ended October 31, 2014

Exhibits

4.29	Third Amendment to September 1992 Note Agreement, dated as of October 15, 2014, between the Company and Provident Life and Accident Insurance Company

10.35 *
Limited Liability Company Agreement of Atlantic Coast Pipeline, LLC, dated as of September 2, 2014, by and between Dominion Atlantic Coast Pipeline, LLC, Duke Energy ACP, LLC, Piedmont ACP Company, LLC, and Maple Enterprise Holdings, Inc.

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

*
Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.