Form 10-Q
period 2015-01-31
PIEDMONT NATURAL GAS CO INC
filed 2015-03-06
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☒No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2015
Common Stock, no par value	78,778,900

Piedmont Natural Gas Company, Inc.
Form 10-Q
for
January 31, 2015

Part I. Financial Information

Item 1. Financial Statements

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	January 31, 2015	October 31, 2014
ASSETS
Utility Plant:
Utility plant in service	$5,074,661	$5,011,497
Less accumulated depreciation	1,192,978	1,166,922
Utility plant in service, net	3,881,683	3,844,575
Construction work in progress	171,165	141,693
Plant held for future use	3,155	3,155
Total utility plant, net	4,056,003	3,989,423
Other Physical Property, at cost (net of accumulated depreciation
of $909 in 2015 and $904 in 2014)	349	355
Current Assets:
Cash and cash equivalents	19,917	9,643
Trade accounts receivable (1) (less allowance for doubtful accounts of
of $3,968 in 2015 and $2,152 in 2014)	224,117	65,260
Income taxes receivable	11,020	36,100
Other receivables	4,371	3,361
Unbilled utility revenues	99,802	21,093
Inventories:
Gas in storage	89,078	84,081
Materials, supplies and merchandise	1,652	1,652
Gas purchase derivative assets, at fair value	1,013	4,898
Regulatory assets	12,595	29,088
Prepayments	10,667	39,030
Deferred income taxes	20,980	53,418
Other current assets	311	326
Total current assets	495,523	347,950
Noncurrent Assets:
Equity method investments in non-utility activities	184,478	170,171
Goodwill	48,852	48,852
Regulatory assets	184,092	184,779
Income taxes receivable	26,023	—
Marketable securities, at fair value	4,543	3,727
Overfunded postretirement asset	43,657	33,757
Other noncurrent assets	5,568	5,239
Total noncurrent assets	497,213	446,525
Total	$5,049,088	$4,784,253

(1) See Note 12 for amounts attributable to affiliates.

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	January 31, 2015	October 31, 2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock – no par value – 175 shares authorized	$—	$—
Common stock – no par value – shares authorized: 200,000; shares
outstanding: 78,767 in 2015 and 78,531 in 2014	645,693	636,835
Retained earnings	739,846	672,004
Accumulated other comprehensive loss	(1,064)	(237)
Total stockholders’ equity	1,384,475	1,308,602
Long-term debt	1,424,436	1,424,430
Total capitalization	2,808,911	2,733,032
Current Liabilities:
Short-term debt	480,000	355,000
Trade accounts payable (1)	119,930	85,299
Other accounts payable	39,857	54,349
Accrued interest	23,455	27,982
Customers’ deposits	22,125	19,994
General taxes accrued	10,800	23,828
Regulatory liabilities	77,402	46,231
Other current liabilities	9,350	9,303
Total current liabilities	782,919	621,986
Noncurrent Liabilities:
Deferred income taxes	830,373	809,467
Unamortized federal investment tax credits	1,150	1,193
Accumulated provision for postretirement benefits	15,462	15,471
Regulatory liabilities	568,163	558,598
Conditional cost of removal obligations	14,913	14,647
Other noncurrent liabilities	27,197	29,859
Total noncurrent liabilities	1,457,258	1,429,235
Commitments and Contingencies (Note 9)
Total	$5,049,088	$4,784,253

(1) See Note 12 for amounts attributable to affiliates.

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended January 31
	2015	2014
Operating Revenues (1)	$607,271	$657,733
Cost of Gas (1)	337,201	396,221
Margin	270,070	261,512
Operating Expenses:
Operations and maintenance	66,150	60,639
Depreciation	31,893	29,643
General taxes	9,997	9,109
Utility income taxes	56,272	59,802
Total operating expenses	164,312	159,193
Operating Income	105,758	102,319
Other Income (Expense):
Income from equity method investments	8,265	9,941
Non-operating income	630	250
Non-operating expense	(700)	(608)
Income taxes	(3,264)	(3,728)
Total other income (expense)	4,931	5,855
Utility Interest Charges:
Interest on long-term debt	17,489	15,593
Allowance for borrowed funds used during construction	(2,272)	(5,952)
Other	2,494	961
Total utility interest charges	17,711	10,602
Net Income	92,978	97,572
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) from hedging activities of equity method investments, net of tax of ($600) and $111 for the three months ended January 31, 2015 and 2014, respectively	(944)	174
Reclassification adjustment of realized gain from hedging activities of equity method investments included in net income, net of tax of $75 and $88 for the three months ended January 31, 2015 and 2014, respectively	117	137
Total other comprehensive income (loss)	(827)	311
Comprehensive Income	$92,151	$97,883
Average Shares of Common Stock:
Basic	78,620	76,988
Diluted	78,945	77,327
Earnings Per Share of Common Stock:
Basic	$1.18	$1.27
Diluted	$1.18	$1.26

(1) See Note 12 for amount attributable to affiliates.

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended January 31
	2015	2014
Cash Flows from Operating Activities:
Net income	$92,978	$97,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,760	31,798
Allowance for doubtful accounts	1,816	2,044
Income from equity method investments	(8,265)	(9,941)
Distributions of earnings from equity method investments	1,788	2,431
Deferred income taxes, net	53,825	60,010
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	3,885	(4,535)
Receivables	(240,391)	(287,945)
Inventories	(4,997)	7,872
Settlement of legal asset retirement obligations	(1,024)	(697)
Regulatory assets	14,561	49,389
Other assets	28,731	29,309
Accounts payable	31,655	63,207
Provision for postretirement benefits, net	(9,909)	(20,074)
Regulatory liabilities	36,369	30,894
Other liabilities	(14,183)	(2,403)
Net cash provided by operating activities	21,599	48,931
Cash Flows from Investing Activities:
Utility capital expenditures	(104,068)	(124,999)
Allowance for borrowed funds used during construction	(2,272)	(5,952)
Contributions to equity method investments	(10,019)	(9,960)
Distributions of capital from equity method investments	837	2,005
Proceeds from sale of property	112	283
Investments in marketable securities	(848)	(520)
Other	85	732
Net cash used in investing activities	(116,173)	(138,411)

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended January 31
	2015	2014
Cash Flows from Financing Activities:
Net borrowings – commercial paper	$125,000	$170,000
Repayment of long-term debt	—	(100,000)
Expenses related to issuance of debt	(1)	(459)
Proceeds from issuance of common stock, net of expenses	—	47,302
Issuance of common stock through dividend reinvestment and employee stock plans	5,106	4,924
Dividends paid	(25,168)	(24,113)
Other	(89)	(3)
Net cash provided by financing activities	104,848	97,651
Net Increase in Cash and Cash Equivalents	10,274	8,171
Cash and Cash Equivalents at Beginning of Period	9,643	8,063
Cash and Cash Equivalents at End of Period	$19,917	$16,234
Cash Paid During the Period for:
Interest	$22,641	$25,094
Income Taxes:
Income taxes paid	$1,378	$219
Income taxes refunded	530	19
Income taxes, net	$848	$200
Noncash Investing and Financing Activities:
Accrued capital expenditures	$27,368	$43,377

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance, October 31, 2013	76,099	$561,644	$627,236	$(284)	$1,188,596
Net Income			97,572		97,572
Other Comprehensive Income				311	311
Common Stock Issued	1,823	54,349			54,349
Tax Benefit from Dividends Paid on ESOP Shares			29		29
Dividends Declared ($.31 per share)			(24,113)		(24,113)
Balance at January 31, 2014	77,922	$615,993	$700,724	$27	$1,316,744

Balance, October 31, 2014	78,531	$636,835	$672,004	$(237)	$1,308,602
Net Income			92,978		92,978
Other Comprehensive Loss				(827)	(827)
Common Stock Issued	236	8,995			8,995
Expenses from Issuance of Common Stock		(137)			(137)
Tax Benefit from Dividends Paid on ESOP Shares			32		32
Dividends Declared ($.32 per share)			(25,168)		(25,168)
Balance, January 31, 2015	78,767	$645,693	$739,846	$(1,064)	$1,384,475

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated financial statements have not been audited. We have prepared the unaudited condensed consolidated financial statements under the rules of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America are omitted in this interim report under these SEC rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the year ended October 31, 2014.

Seasonality and Use of Estimates

The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the statement of financial position at January 31, 2015 and October 31, 2014, the results of operations for three months ended January 31, 2015 and 2014, and cash flows and stockholders’ equity for the three months ended January 31, 2015 and 2014. Our business is seasonal in nature. The results of operations for the three months ended January 31, 2015 do not necessarily reflect the results to be expected for the full year.

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

Significant Accounting Policies

Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014. There were no significant changes to those accounting policies during the three months ended January 31, 2015.

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

Our regulatory assets are recoverable through either base rates or rate riders specifically authorized by a state regulatory commission. Base rates are designed to provide both a recovery of cost and a return on investment during the period the rates are in effect. As such, all of our regulatory assets are subject to review by the respective state regulatory commissions during any future rate proceedings. In the event that accounting for the effects of regulation were no longer applicable, we would recognize a write-off of the regulatory assets and regulatory liabilities that would result in an adjustment to net income or accumulated other comprehensive income (loss) (OCIL). Our utility operations continue to recover their costs through cost-based rates established by the state regulatory commissions. As a result, we believe that the accounting prescribed under rate-based regulation remains appropriate. It is our opinion that all regulatory assets are recoverable in current rates or in future rate proceedings.

Regulatory assets and liabilities in the Condensed Consolidated Balance Sheets as of January 31, 2015 and October 31, 2014 are as follows.

In thousands	January 31, 2015	October 31, 2014
Regulatory Assets:
Current:
Unamortized debt expense	$1,516	$1,490
Amounts due from customers	338	16,108
Environmental costs	1,554	1,568
Deferred operations and maintenance expenses	916	916
Deferred pipeline integrity expenses	3,470	3,470
Deferred pension and other retirement benefit costs	2,757	2,769
Robeson liquefied natural gas (LNG) development costs	783	917
Other	1,261	1,850
Total current	12,595	29,088
Noncurrent:
Unamortized debt expense	15,004	15,402
Environmental costs	6,091	6,470
Deferred operations and maintenance expenses	4,528	4,721
Deferred pipeline integrity expenses	25,407	24,694
Deferred pension and other retirement benefit costs	19,929	18,799
Amounts not yet recognized as a component of pension and other retirement benefit costs	92,676	94,265
Regulatory cost of removal asset	18,509	18,275
Robeson LNG development costs	413	509
Other	1,535	1,644
Total noncurrent	184,092	184,779
Total	$196,687	$213,867

Regulatory Liabilities:
Current:
Amounts due to customers	$77,402	$46,231
Noncurrent:
Regulatory cost of removal obligations	510,940	506,574
Deferred income taxes	57,131	51,930
Amounts not yet recognized as a component of pension and other retirement benefit costs	92	94
Total noncurrent	568,163	558,598
Total	$645,565	$604,829

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

For the fair value measurements of our derivatives and marketable securities, see Note 8 to the condensed consolidated financial statements in this Form 10-Q. For the fair value measurements of our benefit plan assets, see Note 9 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014. For further information on our fair value methodologies, see “Fair Value Measurements” in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014. There were no significant changes to these fair value methodologies during the three months ended January 31, 2015.

Accounting Guidance Adopted in First Quarter Fiscal Year 2015

Guidance	Description	Effective date	Effect on the financial statements or other significant matters
ASU 2013-11, July 2013, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic740)
The guidance provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances outlined in the update.
		Annual periods beginning after December 15, 2013, and interim periods within those periods, with early adoption permitted. We adopted the guidance effective November 1, 2014.	The adoption had no impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Guidance

Guidance	Description	Effective date	Effect on the financial statements or other significant matters
ASU 2014-09, May 2014, Revenue from Contracts with Customers (Topic 606)
Under the new standard, entities will recognize revenue to depict the transfer of goods and services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The disclosure requirements will provide information about the nature, amount, timing and uncertainty of revenue and cash flows from an entity’s contracts with customers.

Annual periods beginning after December 15, 2016, and interim periods within those periods. The Financial Accounting Standards Board (FASB) is considering a possible deferral of the effective date in the second quarter of 2015.

We are currently evaluating the effect on our financial position, results of operations and cash flows. The evaluation includes identifying revenue streams by like contracts to allow for ease of implementation. In our evaluation, we are following the efforts of an accounting utility subgroup and its issuance of a revenue implementation guide.

ASU 2014-15, August 2014, Presentation of Financial Statements - Going Concern (Subtopic 205-40)
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
		Annual periods ending after December 15, 2016, and interim and annual periods thereafter; early adoption is permitted.	The adoption of this guidance will have no impact on our financial position, results of operations or cash flows. It will require establishing a going concern assessment process to meet the standard.
ASU 2015-01, January 2015, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)
The FASB issued accounting guidance eliminating the concept of extraordinary items, thus eliminating the need to assess whether a particular event or transaction event is extraordinary. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring, with the amendments being applicable either prospectively or retrospectively, to all prior periods presented in the financial statements.

Annual periods ending after December 15, 2015, and interim periods within those periods, with early adoption permitted, provided that the guidance is applied from the beginning of the fiscal year of adoption.
The adoption of this guidance will be applied on a prospective basis. We have not had any extraordinary or unusual items that would impact our financial position, results of operations or cash flows.

2.	Regulatory Matters

North Carolina

In December 2014, we filed a petition with the North Carolina Utilities Commission (NCUC) seeking authority to collect through adjusted rates an additional $26.6 million in annual integrity management rider (IMR) margin revenues effective February 2015 based on $241.9 million of capital investments in integrity and safety projects over the twelve-month period ended October 31, 2014. In January 2015, the NCUC issued an order authorizing the requested IMR rate adjustments, subject to further review and determination of the reasonableness and prudence of the capital investments and associated costs reflected in the adjustments in our annual IMR adjustment proceedings or next general rate case, with any adjustments to be implemented through a prospective rate adjustment at or after the time such adjustment is approved by the NCUC.

South Carolina

In June 2014, we filed with the Public Service Commission of South Carolina (PSCSC) a quarterly monitoring report for the twelve months ended March 31, 2014 and a cost revenue study under the Rate Stabilization Act requesting a change in our rates from those approved by the PSCSC in its October 2013 order. In October 2014, the PSCSC issued an order approving a settlement agreement between the Office of Regulatory Staff and us that resulted in a $2.9 million annual decrease in margin based on a stipulated allowed return on equity of 10.2%, effective November 1, 2014. Also in this proceeding, the PSCSC approved the recovery of $.1 million of our deferred South Carolina environmental costs and $.5 million of certain non-real estate costs associated with the initial development of the Robeson County LNG facility located in North Carolina, both with amortization periods of one year beginning November 2014 and ending October 2015.

Tennessee

In August 2013, we filed an Actual Cost Adjustment (ACA) petition with the Tennessee Regulatory Authority (TRA) to authorize us to make an adjustment to the deferred gas cost account for prior periods to recover a $3.7 million under collection. In November 2014, we filed a joint settlement agreement with the TRA staff and the Tennessee Attorney General's Consumer Advocate and Protection Division in which the parties agreed that we may include in our next ACA filing prior period adjustments totaling $2 million in lieu of the $3.7 million as originally petitioned. In September 2014, we recorded as expense $1.7 million in the Condensed Consolidated Statements of Comprehensive Income. In December 2014, the TRA approved the settlement agreement, and we included the stipulated $2 million of prior period adjustments in the ACA annual report filed in December 2014 for the twelve-month period ended June 30, 2013. In January 2015, the TRA issued its written order accepting and approving the settlement agreement.

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

In September 2014, we filed a petition with the TRA seeking authority to implement a compressed natural gas (CNG) infrastructure rider to recover the costs of our capital investments in infrastructure and equipment associated with this alternative motor vehicle transportation fuel. We proposed that the tariff rider be effective October 1, 2014 with an initial rate adjustment on November 1, 2014 based on capital expenditures incurred through June 2014 and for rates to be updated annually outside of general rate cases for the return of and on these capital investments. In November 2014, the TRA consolidated this docket with a separate petition we filed seeking modifications to our tariff regarding service to customers using natural gas as a motor fuel. A hearing on this matter was held in January 2015. In February 2015, the TRA (1) denied approval of the proposed tariff rider, (2) ruled that our retail CNG motor fuel service should be unregulated and no longer provided under our regulated tariff, and (3) approved the proposed modification to our tariff providing natural gas for motor fuel purposes at customer premises. The TRA indicated that we may seek recovery of our prior investments in CNG equipment of $4.7 million since our last rate proceeding in utility rate base in our next general rate case proceeding as the investments were made in good faith under the assumption retail CNG motor fuel would be a regulated service. We are waiting on the TRA's written order.

In December 2014, we filed a petition with the TRA seeking authority to collect through adjusted rates an additional $6.5 million in annual IMR margin revenues effective January 2015 based on $54 million of capital investments in integrity and safety projects over the twelve-month period ended October 31, 2014. In January 2015, the TRA accepted and approved the requested IMR rate adjustment and issued its written order in February 2015.

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

A reconciliation of basic and diluted EPS, which includes contingently issuable shares that could affect EPS if performance units ultimately vest, for the three months ended January 31, 2015 and 2014 is presented below.

	Three Months
In thousands, except per share amounts	2015	2014
Net Income	$92,978	$97,572

Average shares of common stock outstanding for basic earnings per share	78,620	76,988
Contingently issuable shares under incentive compensation plans	325	339
Average shares of dilutive stock	78,945	77,327
Earnings Per Share of Common Stock:
Basic	$1.18	$1.27
Diluted	$1.18	$1.26

4.	Long-Term Debt Instruments

In June 2014, we filed a combined debt and equity shelf registration statement with the SEC that became effective on June 6, 2014. The NCUC has approved debt and equity issuances under this shelf registration statement up to $1 billion during its three-year life. As of January 31, 2015, we have $750 million remaining for debt and equity issuances as approved by the NCUC. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used to finance capital expenditures, to repay outstanding short-term, unsecured notes under our commercial paper (CP) program, to refinance other indebtedness, to repurchase our common stock, to pay dividends and for general corporate purposes.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross default provisions in all of our debt agreements.

5.	Short-Term Debt Instruments

We have an $850 million five-year revolving syndicated credit facility that expires on October 1, 2017. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount. The facility provides a line of credit for letters of credit of $10 million of which $1.7 million and $1.8 million were issued and outstanding as of January 31, 2015 and October 31, 2014, respectively. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day London Interbank Offered Rate (LIBOR) plus from 75 to 125 basis points, based on our credit ratings. Amounts borrowed are continuously renewable until the expiration of the facility in 2017, provided that we are in compliance with all terms of the agreement.

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

As of January 31, 2015, we had $480 million of notes outstanding under the CP program, as included in “Short-term debt” in “Current Liabilities” in the Condensed Consolidated Balance Sheets, with original maturities ranging from 14 to 21 days from their dates of issuance at a weighted average interest rate of .21%. As of October 31, 2014, our outstanding notes under the CP program, included in the Condensed Consolidated Balance Sheets as stated above, were $355 million at a weighted average interest rate of .17%.

We did not have any borrowings under the revolving syndicated credit facility for the three months ended January 31, 2015. A summary of the short-term debt activity under our CP program for the three months ended January 31, 2015 is as follows.

In millions	Three Months
Minimum amount outstanding during period	$355
Maximum amount outstanding during period	$580
Minimum interest rate during period	.15%
Maximum interest rate during period	.30%
Weighted average interest rate during period	.21%

Our five-year revolving syndicated credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 58% at January 31, 2015.

6.	Stockholders’ Equity

Capital Stock

Changes in common stock for the three months ended January 31, 2015 are as follows.

In thousands	Shares	Amount
Balance, October 31, 2014	78,531	$636,835
Issued to participants in the Employee Stock Purchase Plan (ESPP)	7	279
Issued to participants in the Dividend Reinvestment and Stock Purchase Plan	126	4,781
Issued to participants in the Incentive Compensation Plan (ICP)	103	3,935
Costs from issuance of common stock		(137)
Balance, January 31, 2015	78,767	$645,693

Under our effective combined debt and equity shelf registration statement, we established an at-the-market (ATM) equity sales program, including a forward sale component. On January 7, 2015, we entered into separate ATM Equity Offering Sales Agreements (Sales Agreements) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, in their capacity as agents and/or as principals (Agents). Under the terms of the Sales Agreements, we may issue and sell, through either of the Agents, shares of our common stock, up to an aggregate sales price of $170 million (subject to certain exceptions) during the period ending October 31, 2016.

In addition to the issuance and sale of shares by us through the Agents, we may also enter into forward sale agreements (FSAs) with affiliates of the Agents as Forward Purchasers. In connection with each FSA, the Forward Purchasers will, at our request, borrow from third parties and, through the Agents, sell a number of shares of our common stock equal to the number of shares underlying the FSA as its hedge.

Under the Sales Agreements, we specify the maximum number of our shares to be sold and the minimum price per share. We will pay each Agent (or, in the case of a FSA, the Forward Purchaser through a reduced initial forward sale price) a commission of 1.5% of the sales price of all shares sold through it as sales agent under the applicable Sales Agreement. The shares offered under the Sales Agreements may be offered, issued and sold in ATM sales through the Agents or offered in connection with one or more FSAs. There were no transactions under the ATM program in the first quarter of 2015.

Cash dividends paid per share of common stock for the three months ended January 31, 2015 and 2014 are as follows.

	Three Months
	2015	2014
Cash dividends paid per share of common stock	$.32	$.31

Other Comprehensive Income (Loss)

Our OCIL is a part of our accumulated OCIL and is comprised of hedging activities from our equity method investments. For further information on these hedging activities by our equity method investments, see Note 12 to the condensed consolidated financial statements in this Form 10-Q. Beginning in July 2014, another component of our accumulated OCIL is the allocation of retirement benefits to SouthStar Energy Services, LLC (SouthStar) by its majority member. Changes in each component of accumulated OCIL are presented below for the three months ended January 31, 2015 and 2014.

	Changes in Accumulated OCIL(1)
	Three Months
In thousands	2015	2014
Accumulated OCIL beginning balance, net of tax	$(237)	$(284)
Hedging activities of equity method investments:
OCIL before reclassifications, net of tax	(944)	174
Amounts reclassified from accumulated OCIL, net of tax	117	137
Total current period activity of hedging activities of equity method investments, net of tax	(827)	311
Net current period benefit activities of equity method investments, net of tax	—
Accumulated OCIL ending balance, net of tax	$(1,064)	$27
(1) Amounts in parentheses indicate debits to accumulated OCIL.

A reconciliation of the effect on certain line items of net income on amounts reclassified out of each component of accumulated OCIL is presented below for the three months ended January 31, 2015 and 2014.

	Reclassification Out of Accumulated OCIL (1)		Affected Line Items on Condensed Statements of Operations and Comprehensive Income
	Three Months
In thousands	2015	2014
Hedging activities of equity method investments	$192	$225	Income from equity method investments
Income tax expense	(75)	(88)	Income taxes
Hedging activities of equity method investments	117	137
Net benefit activities of equity method investments	—		Income from equity method investments
Income tax expense	—		Income taxes
Net benefit activities of equity method investments	—
Total reclassification for the period, net of tax	$117	$137
(1) Amounts in parentheses indicate debits to accumulated OCIL.

7.	Marketable Securities

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

The money market investments in the trusts approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on quoted market prices as traded on the exchanges. The composition of these securities as of January 31, 2015 and October 31, 2014 is as follows.

	January 31, 2015		October 31, 2014
In thousands	Cost	Fair Value	Cost	Fair Value
Current trading securities:
Money markets	$45	$45	$22	$22
Mutual funds	91	153	106	192
Total current trading securities	136	198	128	214
Noncurrent trading securities:
Money markets	479	479	447	447
Mutual funds	3,599	4,064	2,598	3,280
Total noncurrent trading securities	4,078	4,543	3,045	3,727
Total trading securities	$4,214	$4,741	$3,173	$3,941

8.	Financial Instruments and Related Fair Value

Derivative Assets and Liabilities under Master Netting Arrangements

We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts of our derivative instruments. We use long position gas purchase options to provide some level of protection for our customers in the event of significant commodity price increases. As of January 31, 2015 and October 31, 2014, we had long gas purchase options providing total coverage of 30.3 million dekatherms and 29.2 million dekatherms, respectively. The long gas purchase options held at January 31, 2015 are for the period from March 2015 through January 2016.

Fair Value Measurements

We use financial instruments that are not designated as hedges for accounting purposes to mitigate commodity price risk for our customers. We also have marketable securities that are held in rabbi trusts established for certain of our deferred compensation plans. We classify fair value balances based on the observance of inputs into the fair value hierarchy levels as set forth in the fair value accounting guidance and fully described in “Fair Value Measurements” in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014.

The following table sets forth, by level of the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis as of January 31, 2015 and October 31, 2014. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the three months ended January 31, 2015 and 2014. We present our derivative positions at fair value on a gross basis and have only asset positions for all periods presented for the fair value of purchased call options held for our utility operations. There are no derivative contracts in a liability position, and we have posted no cash collateral nor received any cash collateral under our master netting arrangements. Therefore, we have no offsetting disclosures for financial assets or liabilities for our derivatives held for utility operations. Our derivatives held for utility operations are held with one broker as our counterparty.

Recurring Fair Value Measurements as of January 31, 2015
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Collateral Receivables / Payables	Total Carrying Value
Assets:
Derivatives held for utility operations	$1,013	$—	$—	$—	$1,013
Debt and equity securities held as trading securities:
Money markets	524	—	—	—	524
Mutual funds	4,217	—	—	—	4,217
Total fair value assets	$5,754	$—	$—	$—	$5,754

Recurring Fair Value Measurements as of October 31, 2014
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Collateral Receivables / Payables	Total Carrying Value
Assets:
Derivatives held for utility operations	$4,898	$—	$—	$—	$4,898
Debt and equity securities held as trading securities:
Money markets	469	—	—	—	469
Mutual funds	3,472	—	—	—	3,472
Total fair value assets	$8,839	$—	$—	$—	$8,839

Our regulated utility segment derivative instruments are used in accordance with programs filed with or approved by the NCUC, the PSCSC and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our purchase gas adjustment (PGA) procedures. In accordance with accounting provisions for rate-regulated activities, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due from customers” or “Amounts due to customers” in Note 1 to the condensed consolidated financial statements. These derivative instruments are exchange-traded derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1.

Trading securities include assets in rabbi trusts established for our deferred compensation plans and are included in “Marketable securities, at fair value” in “Noncurrent Assets” in the Condensed Consolidated Balance Sheets. Securities classified within Level 1 include funds held in money market and mutual funds which are highly liquid and are actively traded on the exchanges.

Our long-term debt is recorded at unamortized cost. In developing the fair value of our long-term debt, we use a discounted cash flow technique, consistently applied, that incorporates a developed discount rate using long-term debt similarly rated by credit rating agencies combined with the U.S. Treasury benchmark, with consideration given to maturities, redemption terms and credit ratings similar to our debt issuances. The carrying amount and fair value of our long-term debt, including the current portion, which is classified within Level 2, are shown below.

In thousands	Carrying Amount (1)	Fair Value
As of January 31, 2015	$1,425,000	$1,711,196
As of October 31, 2014	1,425,000	1,617,453
(1) Excludes discount on issuance of notes of $564 and $570 as of January 31, 2015 and October 31, 2014, respectively.

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

The following table presents the fair value and balance sheet classification of our financial options for natural gas as of January 31, 2015 and October 31, 2014.
Fair Value of Derivative Instruments

	January 31,	October 31,
In thousands	2015	2014
Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:
Asset Financial Instruments:
Current Assets – Gas purchase derivative assets (March 2015 - January 2016)	$1,013
Current Assets – Gas purchase derivative assets (December 2014 - November 2015)		$4,898

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

The following table presents the impact that financial instruments not designated as hedging instruments under derivative accounting standards would have had on the Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2015 and 2014, absent the regulatory treatment under our approved PGA procedures.

	Amount of Gain (Loss)Recognized on Derivative Instruments		Amount of Gain (Loss) Deferred Under PGA Procedures		Location of Gain (Loss) Recognized through PGA Procedures
	Three Months Ended January 31		Three Months Ended January 31
In thousands	2015	2014	2015	2014
Gas purchase options	$(558)	$4,529	$(558)	$4,529	Cost of Gas

In Tennessee, the cost of gas purchase options and all other costs related to hedging activities up to 1% of total annual gas costs are approved for recovery under the terms and conditions of our TIP as approved by the TRA. In South Carolina, the costs of gas purchase options are subject to and are approved for recovery under the terms and conditions of our gas hedging plan as approved by the PSCSC. In North Carolina, the costs associated with our hedging program are treated as gas costs subject to an annual cost review proceeding by the NCUC.

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

We enter into contracts with third parties to buy and sell natural gas. A significant portion of these transactions are with, or are associated with, energy producers, utility companies, off-system municipalities and natural gas marketers. The amount included in “Trade accounts receivable” in “Current Assets” in the Condensed Consolidated Balance Sheets attributable to these entities amounted to $32.6 million, or approximately 14%, of our gross trade accounts receivable at January 31, 2015. Our policy requires counterparties to have an investment-grade credit rating at the time of the contract, or in situations where counterparties do not have investment-grade or functionally equivalent credit ratings, our policy requires credit enhancements that include letters of credit or parental guaranties. In either circumstance, our policy specifies limits on the contract amount and duration based on the counterparty’s credit rating and/or credit support. In order to minimize our exposure, we continually re-evaluate third-party creditworthiness and market conditions and modify our requirements accordingly.

We also enter into contracts with third parties to manage some of our supply and capacity assets for the purpose of maximizing their value. These arrangements include a counterparty credit evaluation according to our policy described above prior to contract execution and typically have durations of one to three years. In the event that a party is unable to perform under these arrangements, we have exposure to satisfy our underlying supply or demand contractual obligations that were incurred while under the management of this third party. We believe, based on our credit policies as of January 31, 2015, that our financial position, results of operations and cash flows will not be materially affected as a result of nonperformance by any single counterparty.

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

We seek to identify, assess, monitor and manage risk in accordance with defined policies and procedures under the direction of the Treasurer and Chief Risk Officer and our Enterprise Risk Management program, including our Energy Price Risk Management Committee. Risk management is guided by senior management with Board of Directors oversight, and senior management takes an active role in the development of policies and procedures.

9.	Commitments and Contingent Liabilities

Long-term Contracts

We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. Costs arising from the gas supply commodity and capacity commitments, while significant, are pass-through costs to our customers and are generally fully recoverable through our PGA procedures and prudence reviews in North Carolina and South Carolina and under the TIP in Tennessee. The time periods for fixed payments under pipeline and storage capacity contracts are up to twenty-one years. The time periods for fixed payments under gas supply contracts are up to two years. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service are up to five years. Other purchase obligations consist primarily of commitments for pipeline products, vehicles, equipment and contractors.

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

Letters of Credit

We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $1.7 million in letters of credit that were issued and outstanding as of January 31, 2015. Additional information concerning letters of credit is included in Note 5 to the condensed consolidated financial statements in this Form 10-Q.

Surety Bonds

In the normal course of business, we are occasionally required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on commercial obligations. We have agreements that indemnify certain issuers of surety bonds against losses that they may incur as a result of executing surety bonds on our behalf. If we were to fail to perform according to the terms of the underlying contract, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. As of January 31, 2015, we had open surety bonds with a total contingent obligation of $6.4 million.

Environmental Matters

Our three regulatory commissions have authorized us to utilize deferral accounting in connection with environmental costs. Accordingly, we have established regulatory assets for actual environmental costs incurred and for estimated environmental liabilities recorded. There were no material changes in the status of environmental-related matters during the three months ended January 31, 2015.

As of January 31, 2015, our estimated undiscounted environmental liability totaled $1.1 million for manufactured gas production sites for which we retain remediation responsibility and for our underground storage tanks, which have been removed and for which we are waiting on a decision from the North Carolina Department of Environment and Natural Resources as to their final disposition. The costs we reasonably expect to incur are estimated using assumptions based on actual costs incurred, the timing of future payments and inflation factors, among others.

Further evaluation of environmental liabilities could significantly affect recorded amounts; however, we believe that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

Additional information concerning commitments and contingencies is set forth in Note 8 to the consolidated financial statements of our Form 10-K for the year ended October 31, 2014.

10.	Employee Benefit Plans

Components of the net periodic benefit cost for our defined benefit pension plans and our other postretirement employee benefits (OPEB) plan for the three months ended January 31, 2015 and 2014 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2015	2014	2015	2014	2015	2014
Service cost	$3,050	$2,750	$—	$—	$295	$277
Interest cost	2,975	2,950	52	45	369	362
Expected return on plan assets	(5,925)	(5,700)	—	—	(459)	(457)
Amortization of prior service (credit) cost	(550)	(550)	58	20	—	—
Amortization of actuarial loss	2,050	1,875	21	12	7	—
Total	$1,600	$1,325	$131	$77	$212	$182

In November 2014, we contributed $10 million to the qualified pension plan, and in January 2015, we contributed $1.4 million to the money purchase pension plan. During the three months ended January 31, 2015, we contributed $.1 million to the nonqualified pension plans. We anticipate that we will contribute the following additional amounts to our plans in 2015.

In thousands
Nonqualified pension plans	$383
OPEB plan	1,500

We have a non-qualified defined contribution restoration plan (DCR plan) for all officers at the vice president level and above where benefits payable under the plan are funded annually. For the three months ended January 31, 2015, we contributed $.5 million to this plan. Participants may not contribute to the DCR plan. We have a voluntary deferral plan for the benefit of all director-level employees and officers, where we make no contributions to this plan. Both deferred compensation plans are funded through rabbi trusts with a bank as the trustee. As of January 31, 2015, we have a liability of $4.8 million for these plans.

See Note 7 and Note 8 to the condensed consolidated financial statements in this Form 10-Q for information on the investments in marketable securities that are held in the trusts.

11.	Employee Share-Based Plans

Under our shareholder approved ICP, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year incentive plan performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months ended January 31, 2015 and 2014, we recorded compensation expense, and as of January 31, 2015 and October 31, 2014, we accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

Also under our approved ICP, 64,700 unvested retention stock units were granted to our President and Chief Executive Officer in December 2011. During the five-year vesting period, any dividend equivalents will accrue on these stock units and be converted into additional units at the same rate and based on the closing price on the same payment date as dividends on our common stock. The stock units will vest, payable in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation, over a five-year period only if he is an employee on each vesting date. In accordance with the vesting schedule, 20% of the units vested on December 15, 2014, 30% of the units vest on December 15, 2015 and 50% of the units vest on December 15, 2016. For the three months ended January 31, 2015 and 2014, we recorded compensation expense, and as of January 31, 2015 and October 31, 2014, we accrued a liability for this award based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value at the settlement date.

On December 15, 2014, 20% of the grant, including accrued dividends, vested for a total of 14,461 shares of common stock. After the withholding of $.3 million for federal and state income taxes, our President and Chief Executive Officer received 7,231 shares at the New York Stock Exchange composite closing price on December 12, 2014 of $37.89 per share.

At the time of distribution of awards under the ICP, the number of shares issuable is reduced by the withholdings for payment of applicable income taxes for each participant. The participant may elect income tax withholdings at or above the minimum statutory withholding requirements. The maximum withholdings allowed under the ICP is 50%. To date, shares withheld for payment of applicable income taxes have been immaterial. We present these net shares issued in the Condensed Consolidated Statements of Stockholders’ Equity and in Note 6 to the condensed consolidated financial statements in this Form 10-Q.

The compensation expense related to the incentive compensation plans for the three months ended January 31, 2015 and 2014, and the amounts recorded as liabilities in “Other noncurrent liabilities” in “Noncurrent Liabilities” with the current portion recorded in “Other current liabilities” in “Current Liabilities” in the Condensed Consolidated Balance Sheets as of January 31, 2015 and October 31, 2014 are presented below.

	Three Months
In thousands	2015	2014
Compensation expense	$2,230	$2,100

	January 31, 2015	October 31, 2014
Liability	$10,093	$15,130

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

We have related party transactions as a transportation customer of Cardinal, and we record the transportation costs charged by Cardinal in “Cost of Gas” in the Condensed Consolidated Statements of Comprehensive Income. For each period of the three months ended January 31, 2015 and 2014, these transportation costs and the amounts we owed Cardinal as of January 31, 2015 and October 31, 2014 are as follows.

	Three Months
In thousands	2015	2014
Transportation costs	$2,214	$2,240

	January 31, 2015	October 31, 2014
Trade accounts payable	$743	$747

Pine Needle LNG Company, L.L.C.

We own 45% of the membership interests in Pine Needle LNG Company, L.L.C. (Pine Needle), a North Carolina limited liability company that owns an interstate LNG storage facility in North Carolina and is regulated by the FERC.

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

We have related party transactions as a customer of Pine Needle, and we record the storage costs charged by Pine Needle in “Cost of Gas” in the Condensed Consolidated Statements of Comprehensive Income. For each period of the three months ended January 31, 2015 and 2014, these gas storage costs and the amounts we owed Pine Needle as of January 31, 2015 and October 31, 2014 are as follows.

	Three Months
In thousands	2015	2014
Gas storage costs	$2,936	$2,793

	January 31, 2015	October 31, 2014
Trade accounts payable	$989	$989

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

These financial contracts, in the form of futures, options and swaps, are considered to be derivatives, and fair value is based on selected market indices. Beginning in July 2014, retirement benefits were allocated to SouthStar by its majority member with the activity of prescribed benefit expense items reflected in accumulated OCIL. Our share of movements in the market value of these hedged derivative contracts and the activity of the retirement benefit items are reflected in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets; the detail of our share of the market value of these contracts and the retirement benefits are combined with our other equity method investments and presented in “Other Comprehensive Income (Loss), net of tax” in the Condensed Consolidated Statements of Comprehensive Income.

We have related party transactions as we sell wholesale gas supplies to SouthStar, and we record the amounts billed to SouthStar in “Operating Revenues” in the Condensed Consolidated Statements of Comprehensive Income. For each period of the three months ended January 31, 2015 and 2014, our operating revenues from these sales and the amounts SouthStar owed us as of January 31, 2015 and October 31, 2014 are as follows.

	Three Months
In thousands	2015	2014
Operating revenues	$396	$432

	January 31, 2015	October 31, 2014
Trade accounts receivable	$309	$460

Hardy Storage Company, LLC

We own 50% of the membership interests in Hardy Storage Company, LLC (Hardy Storage), a West Virginia limited liability company. Hardy Storage owns and operates an underground interstate natural gas storage facility located in Hardy and Hampshire Counties, West Virginia, that is regulated by the FERC.

We have related party transactions as a customer of Hardy Storage, and we record the storage costs charged by Hardy Storage in “Cost of Gas” in the Condensed Consolidated Statements of Comprehensive Income. For each period of the three months ended January 31, 2015 and 2014, these gas storage costs and the amounts we owed Hardy Storage as of January 31, 2015 and October 31, 2014 are as follows.

	Three Months
In thousands	2015	2014
Gas storage costs	$2,322	$2,425

	January 31, 2015	October 31, 2014
Trade accounts payable	$774	$774

Constitution Pipeline Company, LLC

We own 24% of the membership interests in Constitution Pipeline Company, LLC (Constitution), a Delaware limited liability company. The purpose of the joint venture is to develop, construct, own and operate approximately 120 miles of interstate natural gas pipeline, and related facilities, connecting shale natural gas supplies and gathering systems in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. A subsidiary of The Williams Companies is the operator of the project. The total cost of the project is $875 million, including an allowance for funds used during construction (AFUDC).

We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost approximately $785 million, excluding AFUDC, at the project level. Our contributions for the quarter ended January 31, 2015 were $4.9 million with our total equity contribution for the project totaling $58.5 million to date. On December 2, 2014, the FERC issued a certificate of public convenience and necessity approving construction of the Constitution pipeline. The target in-service date of the project is the second half of 2016, which has been extended due to a longer than expected regulatory and permitting process. The capacity of the pipeline is 100% subscribed under fifteen year service agreements with two Marcellus producer-shippers with a negotiated rate structure.

Atlantic Coast Pipeline, LLC

We own 10% of the membership in Atlantic Coast Pipeline, LLC (ACP), a Delaware limited liability company. ACP intends to construct, operate and maintain a 550 mile natural gas pipeline, with associated compression, from West Virginia through

Virginia into eastern North Carolina. The pipeline is proposed to provide interstate natural gas transportation services for Marcellus and Utica gas supplies into southeastern markets. ACP is regulated by the FERC and subject to state and other federal approvals with a target in-service date of late 2018. The capacity of ACP is substantially subscribed by affiliates of the members of ACP, other utilities and related companies under twenty-year contracts.

In October 2014, ACP requested approval from the FERC to utilize the pre-filing process under which environmental review for the natural gas pipeline will commence. ACP expects to file its FERC application in the third quarter of 2015, receive the FERC certificate in the summer of 2016 and begin construction thereafter.

The cost for the development and construction of the pipeline is expected to be between $4.5 billion to $5 billion, excluding financing costs. Members anticipate obtaining project financing for 70% of the total costs during the construction period. As of January 31, 2015, we made $5.1 million in equity contributions to ACP.

13.	Variable Interest Entities

As of January 31, 2015, we have determined that we are not the primary beneficiary under variable interest entity (VIE) accounting guidance in any of our equity method investments, as discussed in Note 12 to the condensed consolidated financial statements in this Form 10-Q. Based on our involvement in these investments, we do not have the power to direct the activities of these investments that most significantly impact the VIE’s economic performance. As we are not the consolidating investor, we will continue to apply equity method accounting to these investments. Our maximum loss exposure related to these equity method investments is limited to our equity investment in each entity. As of January 31, 2015 and October 31, 2014, our investment balances are as follows.

In thousands	January 31, 2015	October 31, 2014
Cardinal	$15,828	$16,073
Pine Needle	18,228	18,689
SouthStar	44,080	40,965
Hardy Storage	37,925	37,179
Constitution	63,489	57,255
ACP	4,928	10
Total equity method investments in non-utility activities	$184,478	$170,171

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

14. Business Segments

We have three reportable business segments, regulated utility, regulated non-utility, and unregulated non-utility activities. Our segments are identified based on products and services, regulatory environments and our current corporate organization and business decision-making activities. The regulated utility segment is the gas distribution business, where we include the operations of merchandising and its related service work and home service agreements, with activities conducted by the parent company. Although the operations of our regulated utility segment are located in three states under the jurisdiction of individual state regulatory commissions, the operations are managed as one unit having similar economic and risk characteristics within one company.

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

Our chief operating decision maker is the executive management team. We produce consolidated financial information internally that is supplemented with separate non-utility activity reporting that is used regularly to make operating decisions and assess performance of our three business segments. We evaluate the performance of the regulated utility segment based on margin, operations and maintenance expenses and operating income. We evaluate the performance of the regulated and unregulated non-utility activities segments based on earnings from our cash flows in the ventures.

The basis of segmentation and the basis of the measurement of segment profit or loss are the same as reported in the consolidated financial statements in our Form 10-K for the year ended October 31, 2014. The information for 2014 has been recasted to align with management's view of the non-utility activities.

Operations by segment for the three months ended January 31, 2015 and 2014 are presented below.

	Regulated Utility		Regulated Non-Utility Activities		Unregulated Non-Utility Activities		Total
In thousands	2015	2014	2015	2014	2015	2014	2015	2014
Three Months
Revenues from external customers	$607,271	$657,733	$—	$—	$—	$—	$607,271	$657,733
Margin	270,070	261,512	—	—	—	—	270,070	261,512
Operations and maintenance
expenses	66,150	60,639	31	6	38	23	66,219	60,668
Income from equity method
investments	—	—	3,771	3,107	4,494	6,834	8,265	9,941
Operating income (loss) before
income taxes	162,030	162,121	(31)	(7)	(121)	(102)	161,878	162,012
Income before income taxes	144,401	151,269	3,740	3,101	4,373	6,732	152,514	161,102

Reconciliations to the condensed consolidated statements of comprehensive income for the three months ended January 31, 2015 and 2014 are presented below.

	Three Months
In thousands	2015	2014
Operating Income:
Segment operating income before income taxes	$161,878	$162,012
Utility income taxes	(56,272)	(59,802)
Regulated non-utility activities operating loss before income taxes	31	7
Unregulated non-utility activities operating loss before income taxes	121	102
Operating income	$105,758	$102,319

Net Income:
Income before income taxes for reportable segments	$152,514	$161,102
Income taxes	(59,536)	(63,530)
Total	$92,978	$97,572

15.	Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in this Form 10-Q, as well as with our Form 10-K for the year ended October 31, 2014. Results for interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

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

We operate with three reportable business segments, regulated utility, regulated non-utility activities and unregulated non-utility activities, with the regulated utility segment being the largest. Our utility operations are regulated by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina and the Tennessee Regulatory Authority as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. The NCUC also regulates us as to the issuance of long-term debt and equity securities. Factors critical to the success of the regulated utility segment include operating a safe and reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The regulated non-utility activities segment consists of our equity method investments in joint venture regulated energy-related businesses that are held by our wholly-owned subsidiaries. The unregulated non-utility activities segment consists primarily of our equity method investment in SouthStar Energy Services LLC (SouthStar) that is held by a wholly-owned subsidiary. For further information on equity method investments and business segments, see Note 12 and Note 14, respectively, to the condensed consolidated financial statements in this Form 10-Q. The percentages of the assets as of January 31, 2015 and earnings before taxes by segments for the three months ended January 31, 2015 are presented below.

	Assets	Earnings Before Taxes
Regulated Utility	96%	95%
Non-utility Activities:
Regulated non-utility activities	3%	2%
Unregulated non-utility activities	1%	3%
Total non-utility activities	4%	5%

We are also subject to various federal regulations that affect our utility and non-utility operations. These federal regulations include regulations that are particular to the natural gas industry, such as regulations of the Federal Energy Regulatory Commission (FERC) that affect the certification and siting of new interstate natural gas pipeline projects, the purchase and sale of, the prices paid for, and the terms and conditions of service for the interstate transportation and storage of natural gas, regulations of the U.S. Department of Transportation that affect the design, construction, operation, maintenance, integrity, safety and security of natural gas distribution and transmission systems, and regulations of the Environmental Protection Agency relating to the environment, including air emissions regulations that could be expanded to address emissions of methane. In addition, we are subject to numerous other regulations, such as those relating to employment and benefit practices, which are generally applicable to companies doing business in the United States of America.

Our regulatory commissions approve rates and tariffs that are designed to give us the opportunity to recover the cost of natural gas we purchased for our customers and our operating expenses and to earn a fair rate of return on invested capital for our shareholders. The traditional utility rate design provides for the collection of margin revenue based on volumetric throughput which can be affected by customer consumption patterns, weather, conservation, price levels for natural gas or general economic conditions. By continually assessing alternative rate structures and cost recovery mechanisms that are more appropriate to the changing energy economy and through requests filed with our regulatory commissions, we have secured alternative rate structures and cost recovery mechanisms designed to allow us to recover certain costs through tracking mechanisms or riders without the need to file general rate cases. Our ability to earn our authorized rates of return is based in part on our ability to reduce regulatory lag through rate stabilization adjustment (RSA) tariffs, integrity management riders (IMRs) or similar mechanisms and also by improved rate designs that decouple the recovery of our approved margins from customer usage patterns impacted by seasonal weather patterns and customer conservation. This allows a better alignment of the interests of our shareholders and customers.

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

We have IMRs in North Carolina and Tennessee that separately track and recover, on an annual basis outside general rate cases, costs associated with capital expenditures to comply with pipeline safety and integrity requirements. The first Tennessee IMR rate adjustment was recognized in earnings through customer billings beginning in January 2014, and the first North Carolina IMR rate adjustment was recognized in earnings through customer billings beginning in February 2014.

In all three states, the gas cost portion of our costs is recoverable through purchased gas adjustment (PGA) procedures and is not affected by the margin decoupling mechanism or the WNA mechanism. Through the use of various tariff mechanisms and fixed-rate contracts, we are able to achieve a higher degree of margin stabilization. For further information on state commission regulation, see Note 2 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014. The following table presents the breakdown of our gas utility margin for the three months ended January 31, 2015 and 2014.

	2015	2014
Fixed margin (from margin decoupling in North Carolina, facilities charges to our customers,
Tennessee and North Carolina IMRs and fixed-rate contracts)	73%	67%
Semi-fixed margin (RSA in South Carolina and WNA in South Carolina and Tennessee)	20%	21%
Volumetric or periodic renegotiation (including secondary marketing activity)	7%	12%
Total	100%	100%

Our long-term strategic directives are the foundation of our annual business objectives and focus on our customers, our communities, our employees and our shareholders. They also reflect what we believe are the inherent advantages of natural gas compared to other forms of energy. Our foundational strategic priorities are as follows:

•	Promote the benefits of natural gas,

•	Expand our core natural gas and complementary energy-related businesses to enhance shareholder value,

•	Be the energy service provider of choice,

•	Achieve excellence in customer service every time,

•	Preserve financial strength and flexibility,

•	Execute sustainable business practices, and

•	Enhance our healthy high performance culture.

With a focus on these priorities, we believe we will continue to enhance long-term shareholder value. For a full discussion of our strategy and focus areas, see “Our Strategies” in Item 1. Business in our Form 10-K for the year ended October 31, 2014.

Executive Summary

Financial Performance – Quarter Ended 2015 Compared with Quarter Ended 2014
The following tables provide a comparison of the components of comprehensive income and statistical information for the three months ended January 31, 2015 as compared with the three months ended January 31, 2014.

Comprehensive Income Statement Components

	Three Months Ended January 31		Variance	Percent Change
In thousands, except per share amounts	2015	2014
Operating Revenues	$607,271	$657,733	$(50,462)	(7.7)%
Cost of Gas	337,201	396,221	(59,020)	(14.9)%
Margin	270,070	261,512	8,558	3.3%
Operations and Maintenance	66,150	60,639	5,511	9.1%
Depreciation	31,893	29,643	2,250	7.6%
General Taxes	9,997	9,109	888	9.7%
Utility Income Taxes	56,272	59,802	(3,530)	(5.9)%
Total Operating Expenses	164,312	159,193	5,119	3.2%
Operating Income	105,758	102,319	3,439	3.4%
Other Income (Expense), net of tax	4,931	5,855	(924)	(15.8)%
Utility Interest Charges	17,711	10,602	7,109	67.1%
Net Income	$92,978	$97,572	$(4,594)	(4.7)%
Average Shares of Common Stock:
Basic	78,620	76,988	1,632	2.1%
Diluted	78,945	77,327	1,618	2.1%
Earnings Per Share of Common Stock:
Basic	$1.18	$1.27	$(0.09)	(7.1)%
Diluted	$1.18	$1.26	$(0.08)	(6.3)%

Margin by Customer Class

	Three Months Ended January 31
In thousands	2015		2014
Sales and Transportation:
Residential	$158,484	59%	$144,226	55%
Commercial	68,874	25%	63,389	24%
Industrial	13,177	5%	15,795	6%
Power Generation	19,245	7%	19,555	8%
For Resale	2,642	1%	2,207	1%
Total	262,422	97%	245,172	94%
Secondary Market Sales	5,553	2%	14,020	5%
Miscellaneous	2,095	1%	2,320	1%
Total	$270,070	100%	$261,512	100%

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended January 31
	2015	2014	Variance	Percent Change
Deliveries in Dekatherms (in thousands):
Residential	31,473	33,814	(2,341)	(6.9)%
Commercial	18,389	19,111	(722)	(3.8)%
Industrial	27,264	26,847	417	1.6%
Power Generation	60,711	54,576	6,135	11.2%
For Resale	2,950	2,790	160	5.7%
Throughput	140,787	137,138	3,649	2.7%
Secondary Market Volumes	11,169	9,103	2,066	22.7%
Customers Billed (at period end)	1,023,245	1,009,313	13,932	1.4%
Gross Residential, Commercial and Industrial Customer Additions	4,892	4,237	655	15.5%
Degree Days
Actual	1,945	2,064	(119)	(5.8)%
Normal	1,838	1,843	(5.0)	(0.3)%
Percent colder than normal	5.8%	12.0%	n/a	n/a
Number of Employees (at period end)	1,902	1,788	114	6.4%
We ended our first quarter with a 5% decrease in net income. Margin increased 3% due to: customer growth, new rates that were effective January 1, 2014 in North Carolina under a rate case settlement, and the Tennessee and North Carolina IMR rate adjustments, partially offset by decreased margin sales from secondary market activity and cost allocation and rate design changes for industrial customers as a result of the rate case settlement in North Carolina mentioned above. The margin earned from power generation customers is largely based on fixed monthly demand charge contracts and does not vary significantly based on the volumes transported. Operations and maintenance (O&M) expenses and depreciation expense increased 9% and 8%, respectively. The increase in O&M expenses was related to increases in contract labor, payroll and regulatory expenses, and depreciation was higher due to increases in plant in service. Other Income (Expense) decreased 16% primarily due to a decrease in income from equity method investments. Utility interest charges increased 67% as a result of a decrease in capitalized interest recorded as income, increases in long-term debt outstanding and interest expense on net amounts due to customers.
Financial Strength and Flexibility – In order to prudently fund our investment in growth and our ongoing capital needs, we executed our financing program to optimize and reduce our cost of capital, preserve our liquidity and strong balance sheet and protect our strong investment grade credit ratings with a goal of maintaining a total debt to capital ratio between 50% and 60%. In January 2015, we established an at-the-market (ATM) equity sales program, including a forward sales component, under our effective shelf registration statement. The timing and volume of sales under this program cannot be predicted with certainty and may be affected by factors outside our control, but will not exceed an aggregate of $170 million and will be completed by the end of fiscal 2016. We continue to rely on our commercial paper (CP) program to meet our short-term liquidity needs.

Customer Growth – We have added increasing numbers of customers in our service areas during the current period compared to the prior year period. Affordable and stable wholesale natural gas costs continued to favorably position natural gas relative to other energy sources. With continued improvement in economic conditions resulting in growth in both the residential and commercial markets and targeted marketing programs on the benefits of natural gas, total new customers increased during the three months ended January 31, 2015 as compared to the same period in 2014 as presented below.

	2015	2014	Percent Change
Residential new home construction	3,302	2,949	12.0%
Residential conversion	1,008	810	24.4%
Commercial	580	473	22.6%
Industrial	2	5	(60.0)%
Total new customers	4,892	4,237	15.5%

We forecast gross customer growth of approximately 1.6 – 2% for fiscal 2015. Overall, total net customers billed increased 1.4% for the three months ended January 31, 2015 as compared to the same period in 2014.

Capital Expenditures – We continued to execute our capital expansion and improvement programs that will provide benefits to our customers through safe and reliable natural gas service while providing our shareholders a fair and reasonable return on invested capital. Our capital expenditures are driven by pipeline integrity, safety and compliance programs, investments for customer growth, system infrastructure and technology, including a new comprehensive work and asset management system.

We have IMR regulatory mechanisms in North Carolina and Tennessee to separately track and recover the costs associated with capital expenditures incurred to comply with federal pipeline safety and integrity programs, as well as additional state safety and integrity requirements in Tennessee.

Approved IMR orders by jurisdiction are summarized below:

	North Carolina		Tennessee
In millions	2015 IMR (1)	2014 IMR	2015 IMR	2014 IMR
IMR period	February 1, 2015 - January 31, 2016	February 1, 2014 - January 31, 2015	January 1, 2015 - December 31, 2015	January 1, 2014 - December 31, 2014
Incremental margin revenue as authorized	$26.6	$.8	$6.5	$13.1
Total cumulative incremental margin revenue as
authorized	27.5	.8	19.6	13.1
Amount recorded during quarter	—	.3	3.4	2.9

(1) Subject to further review and determination of the reasonableness and prudence of capital investments and associated costs.

Equity Method Investments – Our investments in complementary energy-related businesses continue to be an attractive way to generate earnings growth and long-term shareholder returns. We are currently committed to invest in two of our ventures who intend to construct interstate natural gas pipelines.

We are a 24% equity member of Constitution Pipeline Company, LLC (Constitution), a FERC regulated interstate natural gas pipeline that plans to transport natural gas produced from the Marcellus shale basin in Pennsylvania to northeast markets. The forecasted in-service date of the project is the second half of 2016, which has been extended due to a longer than expected regulatory and permitting process. We expect our total 24% equity contributions will be an estimated $188.4 million, excluding an allowance for funds used during construction (AFUDC). We contributed $4.9 million during the three months ended January 31, 2015 for a total of $58.5 million to date.

We are a 10% equity member of Atlantic Coast Pipeline, LLC (ACP), a Delaware limited liability company. ACP intends to construct, operate and maintain a 550 mile natural gas pipeline, with associated compression, from West Virginia through Virginia into eastern North Carolina. The pipeline will provide wholesale natural gas transportation services for Marcellus and Utica gas supplies into southeastern markets. We plan to invest an additional $190 million in our utility natural gas delivery system in eastern North Carolina to provide redelivery of ACP volumes to retail natural gas markets. Having a second major interstate pipeline in the state will enhance geographical diversity of supply by providing access to the Marcellus and Utica shale regions, one of the most abundant known sources of natural gas. We expect our total 10% equity contributions in ACP will be an estimated $450 million to $500 million before any project financing. With contributions beginning in this quarter, we contributed $5.1 million.

For further information on equity method investments and business segments, see Note 12 and Note 14, respectively, to the condensed consolidated financial statements in this Form 10-Q.

Additional information on operating results for the three months ended January 31, 2015 follows.

Operating Revenues

Changes in operating revenues for the three months ended January 31, 2015 compared with the same period in 2014 are presented below.
Changes in Operating Revenues - Increase (Decrease)

In millions	Three Months
Residential and commercial customers	$(25.9)
Industrial customers	(5.4)
Power generation customers	(0.3)
Secondary market	(41.6)
Margin decoupling mechanism	12.3
WNA mechanisms	5.9
IMR mechanisms	4.4
Other revenue	0.1
Total	$(50.5)

•	Residential and commercial customers – the decrease is primarily due to lower consumption from warmer weather, slightly offset by customer growth.

•	Industrial customers – the decrease is primarily due to lower industrial transportation rates in North Carolina as a result of the general rate case in North Carolina, effective January 1, 2014.

•	Power generation customers – the decrease is primarily due to contract billing adjustments for transportation services.

•
Secondary market – the decrease is due to lower secondary market margin sales as compared to the prior period. Secondary market transactions consist of off-system sales and capacity release and asset management arrangements that are a part of our regulatory gas supply management program with regulatory-approved sharing mechanisms between our utility customers and our shareholders.

•
Margin decoupling mechanism – the increase is primarily related to warmer weather in North Carolina compared to the prior period. As discussed in “Financial Condition and Liquidity,” the margin decoupling mechanism in North Carolina adjusts for variations in residential and commercial use per customer, including those due to weather and conservation.

•
WNA mechanisms – the increase is due to warmer weather compared to the prior period in South Carolina and Tennessee. As discussed in “Financial Condition and Liquidity,” the WNA mechanisms partially offset the impact of colder- or warmer-than-normal weather on bills rendered.

•	IMR mechanisms – the increase is due to the IMR rate adjustments in Tennessee, effective January 1, 2014, and North Carolina, effective February 1, 2014.

Cost of Gas

Changes in cost of gas for the three months ended January 31, 2015 compared with the same period in 2014 are presented below.
Changes in Cost of Gas - Increase (Decrease)

In millions	Three Months
Commodity gas costs passed through to sales customers	$(35.1)
Commodity gas costs in secondary market transactions	(33.2)
Pipeline demand charges	(6.9)
Regulatory-approved gas cost mechanisms	16.2
Total	$(59.0)

•	Commodity gas costs passed through to sales customers – the decrease is primarily due to lower consumption from warmer weather and lower wholesale gas costs passed through to customers.

•	Commodity gas costs in secondary market transactions – the decrease is primarily due to lower average wholesale gas costs, slightly offset by increased volumes.

•	Pipeline demand charges – the decrease is due to decreased demand costs and increased capacity release revenues, slightly offset by decreased asset manager payments.

•	Regulatory-approved gas cost mechanisms – the increase is primarily due to an increase in commodity gas cost and demand true-ups, partially offset by other regulatory mechanisms.

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

Margin

Margin, rather than revenues, is used by management to evaluate utility operations due to the regulatory pass through of changes in wholesale commodity gas costs. Our utility margin is defined as natural gas revenues less natural gas commodity costs and fixed gas costs for transportation and storage capacity. It is the component of our revenues that is established in general rate cases and is designed to cover our utility operating expenses and our return of and on our utility capital investments and related taxes. Our commodity gas costs accounted for 39% of revenues for the three months ended January 31, 2015, and our pipeline transportation and storage costs accounted for 6%.

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

Regulatory Mechanism	North Carolina	South Carolina	Tennessee
WNA mechanism (1)		X	X
Margin decoupling mechanism (1)	X
Natural gas rate stabilization mechanism		X
Secondary market programs (2)	X	X	X
Incentive plan for gas supply (2)			X
IMR mechanism	X		X
Negotiated margin loss treatment	X	X
Uncollectible gas cost recovery	X	X	X
(1) Residential and commercial customers only.
(2) In all jurisdictions, we retain 25% of secondary market margins generated through off-system sales and capacity release activity, with 75% credited to customers. Our share of net gains or losses in Tennessee is subject to an annual cap of $1.6 million.

Changes in margin for the three months ended January 31, 2015 compared with the same period in 2014 are presented below.
Changes in Margin - Increase (Decrease)

In millions	Three Months
Residential and commercial customers	$19.7
Industrial customers	(2.2)
Power generation customers	(0.3)
Secondary market activity	(8.5)
Net gas cost adjustments	(0.1)
Total	$8.6

•
Residential and commercial customers – the increase is primarily due to the general rate case increase in North Carolina, effective January 1, 2014, IMR rate adjustments in Tennessee, effective January 1, 2014 and 2015, and North Carolina, effective February 1, 2014, and customer growth in all three states.

•
Industrial customers – the decrease is primarily due to the change in cost allocation and rate design of industrial customer rates in North Carolina under the general rate case settlement, effective January 1, 2014.

•	Power generation customers – the decrease is primarily due to contract billing adjustments for transportation services.

•	Secondary market activity – the decrease is due to lower margin sales.

Operations and Maintenance Expenses

Changes in O&M expenses for the three months ended January 31, 2015 compared with the same period in 2014 are presented below
Changes in Operations and Maintenance Expenses - Increase (Decrease)

In millions	Three Months
Contract labor	$1.8
Payroll	1.0
Regulatory	0.9
Other	1.8
Total	$5.5

•	Contract labor – the increase for the three months is primarily due to increased process improvement projects and pipeline integrity maintenance and safety programs.

•	Payroll – the increase for the three months is primarily due to additional employees and employee overtime, partially offset by lower incentive plan accruals.

•
Regulatory – the increase for the three months is primarily due to increased amortization of regulatory assets with approved amortization amounts established in the North Carolina general rate proceeding, effective January 1, 2014.

Depreciation

Depreciation expense increased $2.3 million for the three months ended January 31, 2015 compared with the same period in 2014 primarily due to increases in plant in service, particularly related to major additions in system integrity investments and the development of a field operations work asset management and related computer systems.

Other Income (Expense)

Other Income (Expense) is comprised of income from equity method investments, non-operating income, non-operating expense and income taxes related to these items. Non-operating income includes non-regulated merchandising and service work, home service warranty programs, subsidiary operations, interest income and other miscellaneous income. Non-operating expense is comprised of charitable contributions and miscellaneous expenses. Non-operating income and non-operating expense were comparable to the same period in 2014.

The primary change to Other Income (Expense) for the three months ended January 31, 2015 compared with the same period in 2014 was a decrease in income from equity method investments of $1.7 million, primarily from SouthStar and partially offset by Constitution. Income from equity method investments from SouthStar decreased $2.3 million primarily due to decreases in the value of hedged derivatives resulting from changes in natural gas prices, lower margin from expansion of business into Illinois markets and increased operating expenses. This decrease was partially offset by increased income from equity method investments from Constitution of $.8 million primarily due to higher capitalized interest associated with increased capital expenditures on the project. For further information on the contribution of the Illinois business to SouthStar and our cash contribution in our equity method investment, see Note 12 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014.

Utility Interest Charges

Changes in utility interest charges for the three months ended January 31, 2015 compared with the same period in 2014 are presented below.
Changes in Utility Interest Charges - Increase (Decrease)

In millions	Three Months
Borrowed AFUDC	$3.7
Interest expense on long-term debt	1.9
Regulatory interest expense, net	1.6
Other	(0.1)
Total	$7.1

•	Borrowed AFUDC – the increase is due to a decrease in capitalized interest from lower capital expenditures.

•	Interest expense on long-term debt – the increase is primarily due to higher amounts of debt outstanding in the current period.

•	Regulatory interest expense, net – the increase is primarily due to interest expense on net amounts due to customers compared with interest income in the prior year on net amounts due from customers.

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

We believe that the capacity of short-term credit available to us under our revolving syndicated credit facility and our CP program and the issuance of long-term debt and equity securities, together with cash provided by operating activities, will continue to allow us to meet our needs for working capital, capital expenditures, investments in joint ventures, anticipated debt redemptions, dividend payments, employee benefit plan contributions and other cash needs. Our ability to satisfy all of these requirements is dependent upon our future operating performance and other factors, some of which we are not able to control. These factors include prevailing economic conditions, regulatory changes, the price and demand for natural gas and operational risks, among others. Liquidity has been enhanced by reduced tax payments due to the generation of federal net operating loss (NOL) carryforwards resulting from bonus depreciation, as well as the ability to recover and earn on investments in infrastructure related to our pipeline integrity programs through IMRs in North Carolina and Tennessee.

Short-Term Debt

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

We did not have any borrowings under the revolving syndicated credit facility for the three months ended January 31, 2015. Highlights for our short-term debt under our CP program as of January 31, 2015 and for the quarter ended January 31, 2015 are presented below.

In thousands
End of period (January 31, 2015):
Amount outstanding	$480,000
Weighted average interest rate	.21%

During the period (November 1, 2014 – January 31, 2015):
Average amount outstanding	$428,800
Minimum amount outstanding	355,000
Maximum amount outstanding	580,000
Minimum interest rate	.15%
Maximum interest rate	.30%
Weighted average interest rate	.21%

Maximum amount outstanding:
November 2014	$420,000
December 2014	500,000
January 2015	580,000

As of January 31, 2015, we have $10 million available for letters of credit under our revolving syndicated credit facility, of which $1.7 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of January 31, 2015, unused lines of credit available under our revolving syndicated credit facility, including the issuance of the letters of credit, totaled $368.3 million.

Cash Flows from Operating Activities

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

Net cash provided by operating activities was $21.6 million and $48.9 million for the three months ended January 31, 2015 and 2014, respectively. Net cash provided by operating activities reflects a decrease of $4.6 million in net income for 2015 compared with 2014 primarily due to higher operating expenses and utility interest charges, partially offset by increased margin. The effect of changes in working capital on net cash provided by operating activities is described below.

•
Trade accounts receivable and unbilled utility revenues increased $239.4 million from October 31, 2014 primarily due to increases in amounts billed to customers and unbilled volumes. Volumes sold to weather-sensitive residential and commercial customers decreased 3.1 million dekatherms as compared with the same prior period primarily due to 5.8% warmer weather during the current period. Total throughput increased 3.6 million dekatherms as compared with the same prior period, largely from 6.1 million dekatherms, or 11.2%, increased deliveries to power generation customers, partially offset by decreased sales to residential and commercial customers.

•
Net amounts due to customers increased $46.9 million in the current period primarily due to deferred gas cost collections and refunds through rates, partially offset by a decrease in margin decoupling.

•
Gas in storage increased $5 million in the current period primarily due to increased volumes of gas in storage from lower customer sales during the winter heating season of 2014-2015 due to warmer weather, slightly offset by a decrease in the weighted average cost of gas purchased for injections.

•
Prepaid gas costs decreased $31.8 million in the current period primarily due to gas being made available for sale during the period. Under some gas supply asset management contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

•	Trade accounts payable increased $34.6 million from October 31, 2014 primarily due to increased natural gas purchases, partially offset by decreased utility capital expenditures.

Primarily due to bonus depreciation, we generated federal NOLs in our tax years 2012, 2013 and 2014. We filed claims to carryback a portion of the NOLs to prior federal income tax returns. We are currently under audit by the Internal Revenue Service for our 2012 tax year. Due to the timing of the audit, we reclassified $26 million of current refundable income taxes to "Income taxes receivable" in "Noncurrent Assets" in the Condensed Consolidated Balance Sheets.

The Tax Increase Prevention Act of 2014 (the Act), enacted December 19, 2014, retroactively extended the 50% bonus depreciation that expired December 2013 for a year to December 2014. Under the Act, we are entitled to additional tax depreciation deductions for 2014. These additional deductions resulted in generating a federal NOL in 2014. We currently have $278 million of federal NOL carryforwards available to offset future taxable income. We anticipate that we will generate future taxable income sufficient to utilize this carryforward prior to the expiration of the loss carryforward period.

Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have WNA mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers in South Carolina and in October through April for residential and commercial customers in Tennessee. The WNA mechanisms in South Carolina and Tennessee generated credits to customers of $1.1 million and $7 million in the three months ended January 31, 2015 and 2014, respectively. In Tennessee, adjustments are made directly to individual customer monthly bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” in “Regulatory Assets” or “Amounts due to customers” in “Regulatory Liabilities” as presented in Note 1 to the condensed consolidated financial statements in this Form 10-Q for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of weather and consumption patterns. The margin decoupling mechanism decreased margin by $13.3 million and $25.6 million in the three months ended January 31, 2015 and 2014, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanisms.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $116.2 million and $138.4 million for the three months ended January 31, 2015 and 2014, respectively. Net cash used in investing activities was primarily for utility capital expenditures. Gross utility capital expenditures for the three months ended January 31, 2015 and 2014 were $104.1 million and $125 million, respectively, primarily for system integrity projects.

We have a substantial capital expansion program for construction of transmission and distribution facilities, purchase of equipment and other general improvements. Our program supports our system infrastructure, the growth in our customer base and large amounts for pipeline integrity, safety and compliance programs, including systems and technology infrastructure to enhance our pipeline system and integrity through a new work and asset management system. Significant utility construction expenditures are expected for growth and system integrity and are part of our long-range forecasts that are prepared at least annually and typically covering a forecast period of five years. We are contractually obligated to expend capital as the work is completed.

Detail of our forecasted fiscal 2015 – 2017 capital expenditures, including AFUDC, is presented below. We intend to fund capital expenditures in a manner that maintains our targeted capitalization ratio of 50 – 60% in total debt and 40 – 50% in common equity. A portion of the funding for capital expenditures is derived from operations, including lower federal income tax payments due to accelerated depreciation and bonus depreciation benefits.

In millions	2015	2016	2017
Customer growth and other	$255	$285	$295
System integrity	265	245	295
Total forecasted capital expenditures	$520	$530	$590

We have seen our utility capital expenditures program increase significantly over the past two years related to system integrity spend. These increases are primarily due to costs associated with the development and enhancement of programs and processes designed to mitigate risk on our system to comply with federally mandated pipeline safety and integrity requirements. Such programs include retrofitting transmission lines to facilitate internal inspections, transmission line replacements and repairs, corrosion control, casing remediation and distribution integrity management.

In June 2014, we executed an agreement to construct approximately 1.5 miles of natural gas transmission pipeline and associated compression to serve Duke Energy Corporation's W.S. Lee power generation facility near Anderson, South Carolina. Our total investment is estimated to be $36 million with expenditures occurring primarily in our fiscal year 2016, and is included in the table above in the line “Customer growth and other.” This agreement is supported by a long-term natural gas service agreement with fixed monthly charges.

We are invested as equity members in two pipeline projects that are in the process of development. As a member of each of these limited liability companies, we are committed to fund construction in proportion to our ownership interest. For further information on these equity investments, see Note 12 to the condensed consolidated financial statements in this Form 10-Q. Details of the project costs for these investments are presented below.

	Constitution		ACP
	(24% ownership interest)		(10% ownership interest)
Our total anticipated contributions for project costs	$188.4 million		$450 – $500 million
Anticipated in-service date	second half of 2016		late 2018
Our contributions:
For the three months ended January 31, 2015	$4.9	million	$5.1	million
Over life of project to date	$58.5	million	$5.1	million

In connection with the ACP project, we plan to make additional utility capital investments, predominately in fiscal 2017 and 2018, in our utility natural gas delivery system of approximately $190 million in order to redeliver ACP gas supplies to local North Carolina markets. Of that amount, approximately $170 million is supported by third-party contracts.

Cash Flows from Financing Activities

Net cash provided by financing activities was $104.8 million and $97.7 million for the three months ended January 31, 2015 and 2014, respectively. Funds are primarily provided from long-term debt securities, short-term borrowings, and the issuance of common stock through our dividend reinvestment and stock purchase plan (DRIP) and our employee stock purchase plan (ESPP). We may sell common stock and long-term debt, when market and other conditions favor such long-term financing, to maintain our target capital structure of 40 – 50% equity to total capital. In recent years, bonus depreciation has been a source of funds in that it has decreased our federal income tax payments. Funds are primarily used to finance capital expenditures, retire long-term debt maturities, pay down outstanding short-term debt, repurchase common stock under the common stock repurchase program when required to maintain target capital structure, pay quarterly dividends on our common stock and for other general corporate purposes.

Outstanding debt under our CP program increased from $355 million as of October 31, 2014 to $480 million as of January 31, 2015 primarily due to natural gas purchases and investments in two of our equity method investments, partially offset by lower utility capital expenditures and collections of lower amounts billed to customers from warmer weather. For further information on short-term debt, see Note 5 to the condensed consolidated financial statements in this Form 10-Q and the previous discussion of “Short-Term Debt” in “Financial Condition and Liquidity.”

In June 2014, we filed a combined debt and equity shelf registration statement with the SEC that became effective on June 6, 2014. The NCUC has approved debt and equity issuances under this shelf registration up to $1 billion during its three-year life. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used to finance capital expenditures, to repay outstanding short-term, unsecured notes under our CP program, to refinance other indebtedness, to repurchase our common stock, to pay dividends and for general corporate purposes. Pending such use, we may temporarily invest any net proceeds that are not applied to the purposes mentioned above in investment-grade securities. As of January 31, 2015, we have $750 million remaining for debt and equity issuances as approved by the NCUC. We plan to issue new long-term debt and equity capital over fiscal years 2015 and 2016, at such amounts to support our capital investment program and maintain our target capital structure of 50 – 60% in total debt and 40 – 50% in common equity. In addition to issuing common stock under our DRIP and ESPP as described above, we established in January 2015 an ATM equity sales program that also includes sales with a forward component. Sales under this program will not exceed an aggregate of $170 million, as market conditions permit, and will be completed by the end of fiscal 2016. Any such shares of our common stock would be offered and sold under our shelf registration statement and related prospectuses.

Our ability to sell common stock up to the specified $170 million limit will depend on a variety of circumstances, including equity market conditions, trading volume in our common stock and other factors outside our control. We cannot predict the timing of any such sales or the aggregate amount of shares that may be sold under the ATM program. In addition, the ATM program allows us to, at our option, sell shares pursuant to forward sale agreements (FSAs) with affiliates of our sales agents under the related ATM equity offering sales agreements. Shares sold pursuant to FSAs will settle on dates specified by us, which may be substantially after the sale occurs but not later than October 31, 2016, subject to certain exceptions. We will not recognize the proceeds from any such forward sales and will not record the issuance of such shares until the date of settlement. No shares were sold under the ATM program in the three months ended January 31, 2015.

From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Part II, Item 2 in this Form 10-Q. We do not anticipate repurchasing any of our common stock in our fiscal year 2015.

During the three months ended January 31, 2015 and 2014, we issued $5.1 million and $4.9 million, respectively, of common stock through DRIP and ESPP. Under an underwriting agreement entered into in January 2013, in December 2013, we physically settled the FSAs by issuing 1.6 million shares of our common stock to the forward counterparty and received net proceeds of $47.3 million based on the net settlement price of $30.88 per share, the original offering price, less certain adjustments.

We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which certain long-term debt was issued restrict the amount of cash dividends that may be paid. As of January 31, 2015, our ability to pay dividends was not restricted. On March 5, 2015, the Board of Directors declared a quarterly dividend on common stock of $.33 per share, payable April 15, 2015 to shareholders of record at the close of business on March 25, 2015.

Our targeted capitalization ratio is 50 – 60% in total debt and 40 – 50% in common equity. The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of January 31, 2015 and 2014, and October 31, 2014, are summarized in the table below.

	January 31		October 31		January 31
In thousands	2015	Percentage	2014	Percentage	2014	Percentage
Short-term debt	$480,000	15%	$355,000	12%	$570,000	19%
Long-term debt	1,424,436	43%	1,424,430	46%	1,174,858	38%
Total debt	1,904,436	58%	1,779,430	58%	1,744,858	57%
Common stockholders’ equity	1,384,475	42%	1,308,602	42%	1,316,744	43%
Total capitalization (including short-term debt)	$3,288,911	100%	$3,088,032	100%	$3,061,602	100%

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

The lenders under our revolving syndicated credit facility and our unsecured CP program are major financial institutions, all of which have investment-grade credit ratings as of January 31, 2015. It is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal.

As of January 31, 2015, all of our long-term debt was unsecured. Our long-term debt is rated “A” by Standard & Poor’s Ratings Services (S&P) and “A2” by Moody’s Investors Service (Moody’s). Currently, with respect to our long-term debt, the credit agencies maintain their stable outlook. S&P and Moody’s have issued credit ratings on our unsecured CP program at “A1” and “P1,” respectively. Credit ratings and outlooks are opinions of the rating agencies and are subject to their ongoing review. A significant decline in our operating performance, a significant negative change in our capital structure, a change from the constructive regulatory environments in which we operate, a significant reduction in our liquidity or a methodological change at the rating agencies themselves could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by the rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in its judgment, circumstances warrant a change.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of January 31, 2015, there has been no event of default giving rise to acceleration of our debt.

Estimated Future Contractual Obligations

During the three months ended January 31, 2015, there were no material changes to our estimated future contractual obligations in Management’s Discussion and Analysis in this Form 10-Q compared to the disclosure provided in our Form 10-K for the year ended October 31, 2014.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements other than letters of credit, surety bonds and operating leases. The letters of credit and surety bonds are discussed in Note 5 and Note 9, respectively, to the condensed consolidated financial statements in this Form 10-Q. The operating leases were discussed in Note 8 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014.

Critical Accounting Policies and Estimates

We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. We make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results may differ significantly from these estimates and assumptions. We base our estimates on historical experience, where applicable, and other relevant factors that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate estimates and assumptions and make adjustments in subsequent periods to reflect more current information if we determine that modifications in assumptions and estimates are warranted.

Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or a different estimate that could have been used, would have had a material impact on our financial condition or results of operations. We consider regulatory accounting, revenue recognition, and pension and postretirement benefits to be our critical accounting estimates. Management is responsible for the selection of these critical accounting estimates presented in our Form 10-K for the year ended October 31, 2014 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management has discussed these critical accounting estimates with the Audit Committee of the Board of Directors. There have been no changes in our critical accounting policies and estimates since October 31, 2014.

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

In fiscal year 2014, the Board of Directors delegated oversight of our ERM program to the Finance and Enterprise Risk (FER) Committee. All other committees of our Board of Directors have enhanced monitoring of those risks relating to areas where they have oversight responsibility. The Board of Directors approved risk tolerances for our major areas of risk exposure and will receive quarterly reports from the FER Committee and annual reports from management.

Our exposure to, and management of, interest rate risk, commodity price risk and weather risk has remained the same during the three months ended January 31, 2015. Our annual discussion of market risk was included in Item 7A of our Form 10-K as of October 31, 2014. Additional information concerning market risk is included in “Financial Condition and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 in this Form 10-Q.

As of January 31, 2015, we had $480 million of short-term debt outstanding as commercial paper at an interest rate of .21%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $1.1 million during the three months ended January 31, 2015.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the first quarter of fiscal 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We have only immaterial litigation or routine litigation in the normal course of business.

Item 1A. Risk Factors

During the three months ended January 31, 2015, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c)	Issuer Purchases of Equity Securities.

The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended January 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
Beginning of the period				2,910,074
11/1/14 – 11/30/14	—	$—	—	2,910,074
12/1/14 – 12/31/14	—	$—	—	2,910,074
1/1/15 – 1/31/15	—	$—	—	2,910,074
Total	—	$—	—
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

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”), except out of net earnings available for restricted payments. As of January 31, 2015, our ability to pay dividends was not restricted.

Item 6. Exhibits

10.1	Piedmont Natural Gas Company Employee Stock Purchase Plan Amended and Restated as of November 1, 2014, dated as of January 30, 2015
10.2	Sales Agreement dated January 7, 2015 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1, Form 8-K dated January 7, 2015)
10.3	Sales Agreement dated January 7, 2015 between the Company and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.2, Form 8-K dated January 7, 2015)
10.4	Form of Forward Sale Agreement (incorporated by reference to Exhibit 99.1, Form 8-K dated January 7, 2015)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
99.1	Instrument of Amendment for the Piedmont Natural Gas Company, Inc. 401(k) Plan dated as of December 15, 2014
99.2	Instrument of Amendment for the Piedmont Natural Gas Company, Inc. 401(k) Plan dated as of December 15, 2014
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Condensed Consolidated Balance Sheets at January 31, 2015 and October 31, 2014; (3) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2015 and 2014; (4) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2015 and 2014; (5) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended January 31, 2015 and 2014; and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc.
(Registrant)

Date March 6, 2015	/s/ Karl W. Newlin
Karl W. Newlin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date March 6, 2015	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller
(Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended January 31, 2015

Exhibits

10.1	Piedmont Natural Gas Company Employee Stock Purchase Plan Amended and Restated as of November 1, 2014, dated as of January 30, 2015

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

99.1	Instrument of Amendment for the Piedmont Natural Gas Company, Inc. 401(k) Plan dated as of December 15, 2014

99.2	Instrument of Amendment for the Piedmont Natural Gas Company, Inc. 401(k) Plan dated as of December 15, 2014