Form 10-Q
period 2015-04-30
PIEDMONT NATURAL GAS CO INC
filed 2015-06-05
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☒No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2015
Common Stock, no par value	78,995,201

Piedmont Natural Gas Company, Inc.
Form 10-Q
for
April 30, 2015

Part I. Financial Information

Item 1. Financial Statements

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	April 30, 2015	October 31, 2014
ASSETS
Utility Plant:
Utility plant in service	$5,171,273	$5,011,497
Less accumulated depreciation	1,218,369	1,166,922
Utility plant in service, net	3,952,904	3,844,575
Construction work in progress	180,054	141,693
Plant held for future use	3,155	3,155
Total utility plant, net	4,136,113	3,989,423
Other Physical Property, at cost (net of accumulated depreciation of $915 in 2015 and $904 in 2014	343	355
Current Assets:
Cash and cash equivalents	13,382	9,643
Trade accounts receivable(1) (less allowance for doubtful accounts of $5,158 in 2015 and $2,152 in 2014)	82,942	65,260
Income taxes receivable	9,499	36,100
Other receivables	8,417	3,361
Unbilled utility revenues	13,520	21,093
Inventories:
Gas in storage	54,371	84,081
Materials, supplies and merchandise	1,681	1,652
Gas purchase derivative assets, at fair value	2,142	4,898
Regulatory assets	11,537	29,088
Prepayments	18,872	39,030
Deferred income taxes	13,095	53,418
Other current assets	354	326
Total current assets	229,812	347,950
Noncurrent Assets:
Equity method investments in non-utility activities	185,991	170,171
Goodwill	48,852	48,852
Regulatory assets	181,440	184,779
Income taxes receivable	25,875	—
Marketable securities, at fair value	4,705	3,727
Overfunded postretirement asset	43,557	33,757
Other noncurrent assets	4,684	5,239
Total noncurrent assets	495,104	446,525
Total	$4,861,372	$4,784,253

(1) See Note 12 for amounts attributable to affiliates.

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	April 30, 2015	October 31, 2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock – no par value – 175 shares authorized	$—	$—
Common stock - no par value - shares authorized: 200,000 shares; outstanding: 78,983 in 2015 and 78,531 in 2014	653,252	636,835
Retained earnings	780,278	672,004
Accumulated other comprehensive loss	(970)	(237)
Total stockholders’ equity	1,432,560	1,308,602
Long-term debt	1,424,443	1,424,430
Total capitalization	2,857,003	2,733,032
Current Liabilities:
Short-term debt	255,000	355,000
Trade accounts payable (1)	75,817	85,299
Other accounts payable	43,233	54,349
Accrued interest	28,684	27,982
Customers’ deposits	21,993	19,994
General taxes accrued	13,561	23,828
Regulatory liabilities	61,498	46,231
Other current liabilities	7,255	9,303
Total current liabilities	507,041	621,986
Noncurrent Liabilities:
Deferred income taxes	865,042	809,467
Unamortized federal investment tax credits	1,107	1,193
Accumulated provision for postretirement benefits	15,448	15,471
Regulatory liabilities	569,913	558,598
Conditional cost of removal obligations	15,127	14,647
Other noncurrent liabilities	30,691	29,859
Total noncurrent liabilities	1,497,328	1,429,235
Commitments and Contingencies (Note 9)
Total	$4,861,372	$4,784,253

(1) See Note 12 for amounts attributable to affiliates.

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30		Six Months Ended April 30
	2015	2014	2015	2014
Operating Revenues (1)	$424,924	$462,247	$1,032,196	$1,119,980
Cost of Gas (1)	199,303	250,724	536,505	646,945
Margin	225,621	211,523	495,691	473,035
Operating Expenses:
Operations and maintenance	71,424	70,193	137,574	130,832
Depreciation	31,689	28,344	63,583	57,987
General taxes	10,976	9,497	20,972	18,606
Utility income taxes	36,409	36,190	92,680	95,992
Total operating expenses	150,498	144,224	314,809	303,417
Operating Income	75,123	67,299	180,882	169,618
Other Income (Expense):
Income from equity method investments	15,842	14,360	24,107	24,302
Non-operating income	631	(1,045)	1,261	(795)
Non-operating expense	(1,197)	(1,443)	(1,897)	(2,052)
Income taxes	(5,916)	(4,604)	(9,180)	(8,332)
Total other income (expense)	9,360	7,268	14,291	13,123
Utility Interest Charges:
Interest on long-term debt	17,460	14,902	34,950	30,495
Allowance for borrowed funds used during construction	(2,804)	(5,464)	(5,076)	(11,416)
Other	3,425	2,589	5,919	3,550
Total utility interest charges	18,081	12,027	35,793	22,629
Net Income	66,402	62,540	159,380	160,112
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) from hedging activities of equity method investments, net of tax of ($201) and $224 for the three months ended April 30, 2015 and 2014, respectively, and ($801) and $335 for the six months ended April 30, 2015 and 2014, respectively	(316)	352	(1,260)	526
Reclassification adjustment of realized gain (loss) from hedging activities of equity method investments included in net income, net of tax of $286 and ($228) for the three months ended April 30, 2015 and 2014, respectively, and $361 and ($140) for the six months ended April 30, 2015 and 2014, respectively	449	(359)	566	(222)
Net current period benefit activities of equity method investments, net of tax of ($25) for the three months ended April 30, 2015 and ($25) for the six months ended April 30, 2015	(39)		(39)
Total other comprehensive income (loss)	94	(7)	(733)	304
Comprehensive Income	$66,496	$62,533	$158,647	$160,416
Average Shares of Common Stock:
Basic	78,818	77,982	78,717	77,477
Diluted	79,115	78,291	79,048	77,802
Earnings Per Share of Common Stock:
Basic	$0.84	$0.80	$2.02	$2.07
Diluted	$0.84	$0.80	$2.02	$2.06

(1) See Note 12 for amount attributable to affiliates.

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended April 30
	2015	2014
Cash Flows from Operating Activities:
Net income	$159,380	$160,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,320	62,864
Allowance for doubtful accounts	3,006	3,280
Income from equity method investments	(24,107)	(24,302)
Distributions of earnings from equity method investments	21,465	15,880
Deferred income taxes, net	96,277	85,982
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	2,756	(167)
Receivables	(18,078)	(74,433)
Inventories	29,681	24,214
Settlement of legal asset retirement obligations	(2,225)	(1,391)
Regulatory assets	15,553	47,553
Other assets	24,472	26,446
Accounts payable	(16,535)	(5,043)
Provision for postretirement benefits, net	(9,823)	(20,069)
Regulatory liabilities	17,987	78,791
Other liabilities	(4,796)	3,049
Net cash provided by operating activities	364,333	382,766
Cash Flows from Investing Activities:
Utility capital expenditures	(204,336)	(236,850)
Allowance for borrowed funds used during construction	(5,076)	(11,416)
Contributions to equity method investments	(15,495)	(18,600)
Distributions of capital from equity method investments	1,119	8,533
Proceeds from sale of property	357	712
Investments in marketable securities	(838)	(534)
Other	2,311	1,142
Net cash used in investing activities	(221,958)	(257,013)

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended April 30
	2015	2014
Cash Flows from Financing Activities:
Net repayments – commercial paper	$(100,000)	$(30,000)
Repayment of long-term debt	—	(100,000)
Expenses related to issuance of debt	(1)	(492)
Proceeds from issuance of common stock, net of expenses	—	47,290
Issuance of common stock through dividend reinvestment and employee stock plans	12,886	12,263
Dividends paid	(51,169)	(49,064)
Other	(352)	34
Net cash used in financing activities	(138,636)	(119,969)
Net Increase in Cash and Cash Equivalents	3,739	5,784
Cash and Cash Equivalents at Beginning of Period	9,643	8,063
Cash and Cash Equivalents at End of Period	$13,382	$13,847
Cash Paid During the Period for:
Interest	$35,492	$33,311
Income Taxes:
Income taxes paid	$1,978	$4,381
Income taxes refunded	530	19
Income taxes, net	$1,448	$4,362
Noncash Investing and Financing Activities:
Accrued capital expenditures	$34,772	$36,930

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance, October 31, 2013	76,099	$561,644	$627,236	$(284)	$1,188,596
Net Income			160,112		160,112
Other Comprehensive Income				304	304
Common Stock Issued	2,039	61,687			61,687
Expenses from Issuance of Common Stock		(12)			(12)
Tax Benefit from Dividends Paid on ESOP Shares			58		58
Dividends Declared ($.63 per share)			(49,064)		(49,064)
Balance at April 30, 2014	78,138	$623,319	$738,342	$20	$1,361,681

Balance, October 31, 2014	78,531	$636,835	$672,004	$(237)	$1,308,602
Net Income			159,380		159,380
Other Comprehensive Loss				(733)	(733)
Common Stock Issued	452	16,775			16,775
Expenses from Issuance of Common Stock		(358)			(358)
Tax Benefit from Dividends Paid on ESOP Shares			63		63
Dividends Declared ($.65 per share)			(51,169)		(51,169)
Balance, April 30, 2015	78,983	$653,252	$780,278	$(970)	$1,432,560

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

Seasonality and Use of Estimates

The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the statement of financial position at April 30, 2015 and October 31, 2014, the results of operations for three months and six months ended April 30, 2015 and 2014, and cash flows and stockholders’ equity for the six months ended April 30, 2015 and 2014. Our business is seasonal in nature. The results of operations for the three months and six months ended April 30, 2015 do not necessarily reflect the results to be expected for the full year.

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

Significant Accounting Policies

Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014. There were no significant changes to those accounting policies during the six months ended April 30, 2015.

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

Our regulatory assets are recoverable through either base rates or rate riders specifically authorized by a state regulatory commission. Base rates are designed to provide both a recovery of cost and a return on investment during the period the rates are in effect. As such, all of our regulatory assets are subject to review by the respective state regulatory commissions during any future rate proceedings. In the event that accounting for the effects of regulation were no longer applicable, we would recognize a write-off of the regulatory assets and regulatory liabilities that would result in an adjustment to net income or accumulated other comprehensive income (loss) (OCIL). Our utility operations continue to recover their costs through cost-based rates established by the state regulatory commissions. As a result, we believe that the accounting prescribed under rate-based regulation remains appropriate. It is our opinion that all regulatory assets are recoverable in current rates or in future rate proceedings. Our regulatory assets and liabilities are detailed in Note 2 to the condensed consolidated financial statements in this Form 10-Q.

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

For the fair value measurements of our derivatives and marketable securities, see Note 8 to the condensed consolidated financial statements in this Form 10-Q. For the fair value measurements of our benefit plan assets, see Note 9 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014. For further information on our fair value methodologies, see “Fair Value Measurements” in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014. There were no significant changes to these fair value methodologies during the three months ended April 30, 2015.

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

The Financial Accounting Standards Board (FASB) proposed the deferral of the effective date to annual periods beginning after December 15, 2017 (beginning November 1, 2018 for us) and interim periods within that period, with early adoption permitted for annual periods beginning after December 15, 2016.

We have been evaluating the effect on our financial position, results of operations and cash flows. The evaluation includes identifying revenue streams by like contracts to allow for ease of implementation. In our evaluation, we are following the efforts of an accounting utility subgroup and its issuance of a revenue implementation guide.

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
	Annual periods ending after December 15, 2016 (October 31, 2017 for us), and interim and annual periods thereafter; early adoption is permitted.	The adoption of this guidance will have no impact on our financial position, results of operations or cash flows. It will require establishing a going concern assessment process to meet the standard.
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

Annual periods beginning after December 15, 2015 (November 1, 2016 for us), and interim periods within those periods, with early adoption permitted, provided that the guidance is applied from the beginning of the fiscal year of adoption.
The adoption of this guidance will be applied on a prospective basis. We have not had any extraordinary or unusual items that would impact our financial position, results of operations or cash flows.
ASU 2015-02, February 2015, Consolidation - Amendments to the Consolidation Analysis (Topic 810)
The FASB issued accounting guidance which amends the consolidation requirements in ASC 810. The amendments significantly changes the consolidation analysis required under U.S. GAAP. The focus of this guidance is largely on the investment management industry related to limited partnerships becoming variable interest entities; however, it could have an impact on the consolidation conclusions of reporting entities in other industries.

Annual periods beginning after December 15, 2015 (November 1, 2016 for us), and interim periods within those periods, with early adoption permitted, provided that the guidance is applied from the beginning of the annual period containing the adoption date.

The adoption of this guidance will have no impact on our financial position, results of operations or cash flows.
ASU 2015-03, April 2015, Interest: Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs(Subtopic 835-30)
The FASB issued accounting guidance as part of its simplification initiative to reduce complexity in accounting standards. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment.

Annual periods beginning after December 15, 2015 (November 1, 2016 for us), and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued.

The adoption of this guidance will have no effect on the results of operations or cash flows. It will retrospectively affect the presentation of the balance sheet line items current and noncurrent "Regulatory assets," "Long-term debt" and "Short-term debt."

ASU 2015-05, April 2015, Intangibles -Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40)
The FASB issued accounting guidance that amends ASC 350-40 to provide customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The guidance applies only to hosting arrangements if both of the following criteria are met: (a) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and (b) it is feasible for the customer to run the software on its own hardware or contract with another party to host the software.

Annual periods (and interim periods therein) beginning after December 15, 2015 (November 1, 2016 for us), with early adoption permitted. Entities may adopt the guidance (1) retrospectively or (2) prospectively to arrangements entered into, or materially modified, after the effective date.

We are currently evaluating the effect on our financial position, results of operations and cash flows.
ASU 2015-07, May 2015, Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820)
The FASB issued accounting guidance that amends the required disclosure of investments for which fair value is measured at net asset value per share (or its equivalent). The amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.

Annual periods beginning after December 15, 2015 (November 1, 2016 for us), and interim periods within those fiscal years, with retrospective application to all periods presented and early adoption permitted.

The adoption of this guidance will have no impact on our financial position, results of operations or cash flows. We will present certain benefit plan assets under the new guidance.

2.	Regulatory Matters

Regulatory assets and liabilities in the Condensed Consolidated Balance Sheets as of April 30, 2015 and October 31, 2014 are as follows.

In thousands	April 30, 2015	October 31, 2014
Regulatory Assets:
Current:
Unamortized debt expense	$1,516	$1,490
Amounts due from customers	—	16,108
Environmental costs	1,541	1,568
Deferred operations and maintenance expenses	916	916
Deferred pipeline integrity expenses	3,470	3,470
Deferred pension and other retirement benefit costs	2,757	2,769
Robeson liquefied natural gas (LNG) development costs	649	917
Other	688	1,850
Total current	11,537	29,088
Noncurrent:
Unamortized debt expense	14,632	15,402
Environmental costs	5,735	6,470
Deferred operations and maintenance expenses	4,331	4,721
Deferred pipeline integrity expenses	26,024	24,694
Deferred pension and other retirement benefit costs	19,239	18,799
Amounts not yet recognized as a component of pension and other retirement benefit costs	91,088	94,265
Regulatory cost of removal asset	18,649	18,275
Robeson LNG development costs	318	509
Other	1,424	1,644
Total noncurrent	181,440	184,779
Total	$192,977	$213,867

Regulatory Liabilities:
Current:
Amounts due to customers	$61,498	$46,231
Noncurrent:
Regulatory cost of removal obligations	515,168	506,574
Deferred income taxes	54,656	51,930
Amounts not yet recognized as a component of pension and other retirement benefit costs	89	94
Total noncurrent	569,913	558,598
Total	$631,411	$604,829

Rate and Regulatory Actions

North Carolina

In December 2014, we filed a petition with the North Carolina Utilities Commission (NCUC) seeking authority to collect through adjusted rates an additional $26.6 million in annual integrity management rider (IMR) margin revenues effective February 2015 based on $241.9 million of capital investments in integrity and safety projects over the twelve-month period ended October 31, 2014. In January 2015, the NCUC issued an order authorizing the requested IMR rate adjustments, subject to further review and determination of the reasonableness and prudence of the capital investments and associated costs reflected in the adjustments in our annual IMR adjustment proceedings or next general rate case, with any adjustments to be implemented through a prospective rate adjustment at or after the time such adjustment is approved by the NCUC. We are currently in discussion with the North Carolina Public Staff to jointly develop a procedural schedule for the annual IMR audit/rate approval process.

In March 2015, we filed a petition with the NCUC seeking authority for a one-time gas cost bill credit, including applicable sales taxes, for our retail sales and transportation customers in North Carolina. In March 2015, the NCUC issued an order approving our request. The bill credit of approximately $45 million was reflected on customers' April bills, reducing amounts due to customers in North Carolina.

South Carolina

In June 2015, we filed testimony with the Public Service Commission of South Carolina (PSCSC) in support of our annual review of purchased gas adjustment and gas purchasing policies for the twelve months ended March 31, 2015. A hearing is scheduled for July 8, 2015.

Tennessee

In February 2014, we filed a petition with the Tennessee Regulatory Authority (TRA) to authorize us to amortize and refund $4.7 million to customers for recorded excess deferred taxes. We proposed to refund this amount to customers over three years. We are waiting on a ruling from the TRA at this time.

In August 2014, we filed an annual report with the TRA reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2014 under the Tennessee Incentive Plan (TIP). In March 2015, the TRA Utilities Division Audit Staff (Audit Staff) submitted their report on the TIP with which we concurred. In April 2015, the TRA approved and adopted the Audit Staff's report and issued their written order in May 2015.

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

In December 2014, we filed an annual report for the twelve months ended June 30, 2013 with the TRA reflecting the transactions in the deferred gas cost account for the Actual Cost Adjustment mechanism. We are waiting on a ruling from the TRA at this time.

3.	Earnings per Share

We compute basic earnings per share (EPS) using the daily weighted average number of shares of common stock outstanding during each period. In the calculation of fully diluted EPS, shares of common stock to be issued under approved incentive compensation plans and forward sale agreements (FSAs) are contingently issuable shares, as determined by applying the treasury stock method, and are added to average common shares outstanding, resulting in a potential reduction in diluted EPS.

A reconciliation of basic and diluted EPS, which includes contingently issuable shares that could affect EPS if performance units ultimately vest and the FSA settles in shares, for the three months and six months ended April 30, 2015 and 2014 is presented below.

	Three Months		Six Months
In thousands, except per share amounts	2015	2014	2015	2014
Net Income	$66,402	$62,540	$159,380	$160,112

Average shares of common stock outstanding for basic earnings per share	78,818	77,982	78,717	77,477
Contingently issuable shares under incentive compensation plans	279	309	302	325
Contingently issuable shares under forward sale agreement	18		29
Average shares of dilutive stock	79,115	78,291	79,048	77,802
Earnings Per Share of Common Stock:
Basic	$0.84	$0.80	$2.02	$2.07
Diluted	$0.84	$0.80	$2.02	$2.06

4.	Long-Term Debt Instruments

In June 2014, we filed a combined debt and equity shelf registration statement with the SEC that became effective on June 6, 2014. The NCUC has approved debt and equity issuances under this shelf registration statement up to $1 billion during its three-year life. As of April 30, 2015, before settlement of the FSA expected in October 2015, we have $750 million remaining for debt and equity issuances as approved by the NCUC. For further information on equity transactions, see Note 6 to the condensed consolidated financial statements in this Form 10-Q. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used to finance capital expenditures, to repay outstanding short-term, unsecured notes under our commercial paper (CP) program, to refinance other indebtedness, to repurchase our common stock, to pay dividends and for general corporate purposes.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross default provisions in all of our debt agreements.

5.	Short-Term Debt Instruments

We have an $850 million five-year revolving syndicated credit facility that expires on October 1, 2017. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount. The facility provides a line of credit for letters of credit of $10 million of which $1.7 million and $1.8 million were issued and outstanding as of April 30, 2015 and October 31, 2014, respectively. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day London Interbank Offered Rate (LIBOR) plus from 75 to 125 basis points, based on our credit ratings. Amounts borrowed are continuously renewable until the expiration of the facility in 2017, provided that we are in compliance with all terms of the agreement.

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

As of April 30, 2015, we had $255 million of notes outstanding under the CP program, as included in “Short-term debt” in “Current Liabilities” in the Condensed Consolidated Balance Sheets, with original maturities ranging from 4 to 14 days from their dates of issuance at a weighted average interest rate of .21%. As of October 31, 2014, our outstanding notes under the CP program, included in the Condensed Consolidated Balance Sheets as stated above, were $355 million at a weighted average interest rate of .17%.

We did not have any borrowings under the revolving syndicated credit facility for the six months ended April 30, 2015. A summary of the short-term debt activity under our CP program for the three months and six months ended April 30, 2015 is as follows.

In millions	Three Months	Six Months
Minimum amount outstanding during period	$230	$230
Maximum amount outstanding during period	$480	$580
Minimum interest rate during period	.16%	.15%
Maximum interest rate during period	.23%	.30%
Weighted average interest rate during period	.21%	.21%

Our five-year revolving syndicated credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 54% at April 30, 2015.

6.	Stockholders’ Equity

Capital Stock

Changes in common stock for the six months ended April 30, 2015 are as follows.

In thousands	Shares	Amount
Balance, October 31, 2014	78,531	$636,835
Issued to participants in the Employee Stock Purchase Plan (ESPP)	16	612
Issued to participants in the Dividend Reinvestment and Stock Purchase Plan	307	11,276
Issued to participants in the Incentive Compensation Plan (ICP)	129	4,887
Costs from issuance of common stock		(358)
Balance, April 30, 2015	78,983	$653,252

Under our effective combined debt and equity shelf registration statement, we established an at-the-market (ATM) equity sales program, including a forward sale component. On January 7, 2015, we entered into separate ATM Equity Offering Sales Agreements (Sales Agreements) with Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill) and J.P. Morgan Securities LLC, in their capacity as agents and/or as principals (Agents). Under the terms of the Sales Agreements, we may issue and sell, through either of the Agents, shares of our common stock, up to an aggregate sales price of $170 million (subject to certain exceptions) during the period ending October 31, 2016.

In addition to the issuance and sale of shares by us through the Agents, we may also enter into FSAs with affiliates of the Agents as Forward Purchasers. In connection with each FSA, the Forward Purchasers will, at our request, borrow from third parties and, through the Agents, sell a number of shares of our common stock equal to the number of shares underlying the FSA as its hedge. We expect to enter into separate FSAs each fiscal quarter during the term of the Sales Agreements, beginning this quarter ending April 2015.

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

Under a FSA that we executed with Merrill on March 10, 2015, 612,000 shares were borrowed from third parties and sold by Merrill, from March 10, 2015 to April 24, 2015, at a weighted average share price of $36.83, net of adjustments. Based on the weighted average share price at the end of the trading period, the initial forward price was $36.28. Under the terms of this FSA, at our election, we may physically settle in shares, cash or net settle for all or a portion of our obligation under the agreement. We expect to settle by delivering shares. We do not expect to physically settle these shares until October 2015; however, at our election, we can settle the shares under the agreement any time prior to December 15, 2015.

In accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, we have classified the FSA as equity transactions because the forward sale transactions are indexed to our own stock and physical settlement is within our control. As a result of this classification, no amounts will be recorded in the consolidated financial statements until settlement of the FSA.

Upon physical settlement of the FSA, delivery of our shares will result in dilution to our EPS at the date of the settlement. In quarters prior to the settlement date, any dilutive effect of the FSA on our EPS could occur during periods when the average market price per share of our common stock is above the per share adjusted forward sale price described above. See Note 3 to the condensed consolidated financial statements in this Form 10-Q for the dilutive effect of the FSA on our EPS at April 30, 2015 with the inclusion of the incremental shares in our average shares of dilutive stock as calculated under the treasury stock method.

If we had settled the FSAs by delivery of the 612,000 shares of our common stock to the forward counterparty at April 30, 2015, we would have received net proceeds of approximately $22.2 million based on the net settlement price of $36.27 per share. Upon settlement, we intend to use the net proceeds from this FSA to finance capital expenditures, to repay outstanding short-term unsecured notes under our commercial paper program and for general corporate purposes.

Cash dividends paid per share of common stock for the three months and six months ended April 30, 2015 and 2014 are as follows.

	Three Months		Six Months
	2015	2014	2015	2014
Cash dividends paid per share of common stock	$0.33	$0.32	$0.65	$0.63

Other Comprehensive Income (Loss)

Our OCIL is a part of our accumulated OCIL and is comprised of hedging activities from our equity method investments. For further information on these hedging activities by our equity method investments, see Note 12 to the condensed consolidated financial statements in this Form 10-Q. Beginning in July 2014, another component of our accumulated OCIL is the allocation of retirement benefits to SouthStar Energy Services, LLC (SouthStar) by its majority member. Changes in each component of accumulated OCIL are presented below for the three months and six months ended April 30, 2015 and 2014.

	Changes in Accumulated OCIL(1)
	Three Months		Six Months
In thousands	2015	2014	2015	2014
Accumulated OCIL beginning balance, net of tax	$(1,064)	$27	$(237)	$(284)
Hedging activities of equity method investments:
OCIL before reclassifications, net of tax	(316)	352	(1,260)	526
Amounts reclassified from accumulated OCIL, net of tax	449	(359)	566	(222)
Total current period activity of hedging activities of equity method investments, net of tax	133	(7)	(694)	304
Net current period benefit activities of equity method investments, net of tax	(39)		(39)
Accumulated OCIL ending balance, net of tax	$(970)	$20	$(970)	$20
(1) Amounts in parentheses indicate debits to accumulated OCIL.

A reconciliation of the effect on certain line items of net income on amounts reclassified out of each component of accumulated OCIL is presented below for the three months and six months ended April 30, 2015 and 2014.

	Reclassification Out of Accumulated OCIL (1)				Affected Line Items on Condensed Statements of Operations and Comprehensive Income
	Three Months		Six Months
In thousands	2015	2014	2015	2014
Hedging activities of equity method investments	$735	$587	$927	$362	Income from equity method investments
Income tax expense	(286)	(228)	(361)	(140)	Income taxes
Hedging activities of equity method investments	449	359	566	222
Net benefit activities of equity method investments	(64)		(64)		Income from equity method investments
Income tax expense	25		25		Income taxes
Net benefit activities of equity method investments	(39)		(39)
Total reclassification for the period, net of tax	$410	$359	$527	$222
(1) Amounts in parentheses indicate debits to accumulated OCIL.

7.	Marketable Securities

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

The money market investments in the trusts approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on quoted market prices as traded on the exchanges. The composition of these securities as of April 30, 2015 and October 31, 2014 is as follows.

	April 30, 2015		October 31, 2014
In thousands	Cost	Fair Value	Cost	Fair Value
Current trading securities:
Money markets	$47	$47	$22	$22
Mutual funds	121	201	106	192
Total current trading securities	168	248	128	214
Noncurrent trading securities:
Money markets	484	484	447	447
Mutual funds	3,563	4,221	2,598	3,280
Total noncurrent trading securities	4,047	4,705	3,045	3,727
Total trading securities	$4,215	$4,953	$3,173	$3,941

8.	Financial Instruments and Related Fair Value

Derivative Assets and Liabilities under Master Netting Arrangements

We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans. The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts of our derivative instruments. We use long position gas purchase options to provide some level of protection for our customers in the event of significant commodity price increases. As of April 30, 2015 and October 31, 2014, we had long gas purchase options providing total coverage of 32.7 million dekatherms and 29.2 million dekatherms, respectively. The long gas purchase options held at April 30, 2015 are for the period from June 2015 through May 2016.

Fair Value Measurements

We use financial instruments that are not designated as hedges for accounting purposes to mitigate commodity price risk for our customers. We also have marketable securities that are held in rabbi trusts established for our deferred compensation plans. We classify fair value balances based on the observance of inputs into the fair value hierarchy levels as set forth in the fair value accounting guidance and fully described in “Fair Value Measurements” in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014.

The following table sets forth, by level of the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis as of April 30, 2015 and October 31, 2014. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the three months ended April 30, 2015 and 2014. We present our derivative positions at fair value on a gross basis and have only asset positions for all periods presented for the fair value of purchased call options held for our utility operations. There are no derivative contracts in a liability position, and we have posted no cash collateral nor received any cash collateral under our master netting arrangements. Therefore, we have no offsetting disclosures for financial assets or liabilities for our derivatives held for utility operations. Our derivatives held for utility operations are held with one broker as our counterparty.

Recurring Fair Value Measurements as of April 30, 2015
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Collateral Receivables / Payables	Total Carrying Value
Assets:
Derivatives held for utility operations	$2,142	$—	$—	$—	$2,142
Debt and equity securities held as trading securities:
Money markets	531	—	—	—	531
Mutual funds	4,422	—	—	—	4,422
Total fair value assets	$7,095	$—	$—	$—	$7,095

Recurring Fair Value Measurements as of October 31, 2014
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Collateral Receivables / Payables	Total Carrying Value
Assets:
Derivatives held for utility operations	$4,898	$—	$—	$—	$4,898
Debt and equity securities held as trading securities:
Money markets	469	—	—	—	469
Mutual funds	3,472	—	—	—	3,472
Total fair value assets	$8,839	$—	$—	$—	$8,839

Our regulated utility segment derivative instruments are used in accordance with programs filed with or approved by the NCUC, the PSCSC and the TRA to hedge the impact of market fluctuations in natural gas prices. These derivative instruments are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net gains and losses related to these derivatives are reflected in purchased gas costs and ultimately passed through to customers through our purchase gas adjustment (PGA) procedures. In accordance with accounting provisions for rate-regulated activities, the unrecovered amounts related to these instruments are reflected as a regulatory asset or liability, as appropriate, in “Amounts due from customers” or “Amounts due to customers” in Note 2 to the condensed consolidated financial statements. These derivative instruments are exchange-traded derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1.

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

In thousands	Carrying Amount (1)	Fair Value
As of April 30, 2015	$1,425,000	$1,634,164
As of October 31, 2014	1,425,000	1,617,453
(1) Excludes discount on issuance of notes of $557 and $570 as of April 30, 2015 and October 31, 2014, respectively.

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

The following table presents the fair value and balance sheet classification of our financial options for natural gas as of April 30, 2015 and October 31, 2014.
Fair Value of Derivative Instruments

	April 30,	October 31,
In thousands	2015	2014
Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:
Asset Financial Instruments:
Current Assets – Gas purchase derivative assets (June 2015 - May 2016)	$2,142
Current Assets – Gas purchase derivative assets (December 2014 - November 2015)		$4,898

We purchase natural gas for our regulated operations for resale under tariffs approved by state regulatory commissions. We recover the cost of gas purchased for regulated operations through PGA procedures. Our risk management policies allow us to use financial instruments to hedge commodity price risks, but not for speculative trading. The strategy and objective of our hedging programs are to use these financial instruments to reduce gas cost volatility for our customers. Accordingly, the operation of the hedging programs on the regulated utility segment as a result of the use of these financial derivatives is initially deferred as amounts due from customers included as “Regulatory Assets” or amounts due to customers included as “Regulatory Liabilities” in Note 2 to the condensed consolidated financial statements and recognized in the Condensed Consolidated Statements of Comprehensive Income as a component of “Cost of Gas” when the related costs are recovered through our rates.

The following table presents the impact that financial instruments not designated as hedging instruments under derivative accounting standards would have had on the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended April 30, 2015 and 2014, absent the regulatory treatment under our approved PGA procedures.

	Amount of Gain (Loss) Recognized on Derivative Instruments and Deferred Under PGA Procedures				Location of Gain (Loss) Recognized through PGA Procedures
	Three Months Ended April 30		Six Months Ended April 30
In thousands	2015	2014	2015	2014
Gas purchase options	$(1,731)	$3,297	$(2,289)	$7,826	Cost of Gas

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

Credit and Counterparty Risk

Information regarding our credit and counterparty risk is set forth in Note 7 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014. During the three months ended April 30, 2015, there were no material changes in our credit and counterparty risk.

We enter into contracts with third parties to buy and sell natural gas. A significant portion of these transactions are with, or are associated with, energy producers, utility companies, off-system municipalities and natural gas marketers. The amount included in “Trade accounts receivable” in “Current Assets” in the Condensed Consolidated Balance Sheets attributable to these entities amounted to $4.2 million, or approximately 5%, of our gross trade accounts receivable at April 30, 2015. Our policy requires counterparties to have an investment-grade credit rating at the time of the contract, or in situations where counterparties do not have investment-grade or functionally equivalent credit ratings, our policy requires credit enhancements that include letters of credit or parental guaranties. In either circumstance, our policy specifies limits on the contract amount and duration based on the counterparty’s credit rating and/or credit support. In order to minimize our exposure, we continually re-evaluate third-party creditworthiness and market conditions and modify our requirements accordingly.

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

Letters of Credit

We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $1.7 million in letters of credit that were issued and outstanding as of April 30, 2015. Additional information concerning letters of credit is included in Note 5 to the condensed consolidated financial statements in this Form 10-Q.

Surety Bonds

In the normal course of business, we are occasionally required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on commercial obligations. We have agreements that indemnify certain issuers of surety bonds against losses that they may incur as a result of executing surety bonds on our behalf. If we were to fail to perform according to the terms of the underlying contract, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. As of April 30, 2015, we had open surety bonds with a total contingent obligation of $6.6 million.

Environmental Matters

Our three regulatory commissions have authorized us to utilize deferral accounting in connection with environmental costs. Accordingly, we have established regulatory assets for actual environmental costs incurred and for estimated environmental liabilities recorded. There were no material changes in the status of environmental-related matters during the six months ended April 30, 2015.

As of April 30, 2015, our estimated undiscounted environmental liability totaled $1.1 million for manufactured gas production sites for which we retain remediation responsibility and for our underground storage tanks, which have been removed and for which we are waiting on a decision from the North Carolina Department of Environment and Natural Resources as to their final disposition. The costs we reasonably expect to incur are estimated using assumptions based on actual costs incurred, the timing of future payments and inflation factors, among others.

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

Components of the net periodic benefit cost for our defined benefit pension plans and our other postretirement employee benefits (OPEB) plan for the three months ended April 30, 2015 and 2014 are presented below.

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

Components of the net periodic benefit cost for our defined benefit pension plans and our OPEB plan for the six months ended April 30, 2015 and 2014 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2015	2014	2015	2014	2015	2014
Service cost	$6,100	$5,500	$—	$—	$591	$554
Interest cost	5,950	5,900	104	90	738	724
Expected return on plan assets	(11,850)	(11,400)	—	—	(919)	(915)
Amortization of prior service (credit) cost	(1,100)	(1,100)	115	41	—	—
Amortization of actuarial loss	4,100	3,750	43	23	15	—
Total	$3,200	$2,650	$262	$154	$425	$363

In November 2014, we contributed $10 million to the qualified pension plan, and in January 2015, we contributed $1.4 million to the money purchase pension plan. During the six months ended April 30, 2015, we contributed $.2 million to the nonqualified pension plans. We anticipate that we will contribute the following additional amounts to our plans in 2015.

In thousands
Nonqualified pension plans	$282
OPEB plan	1,500

We have a non-qualified defined contribution restoration plan (DCR plan) for all officers at the vice president level and above where benefits payable under the plan are funded annually. For the six months ended April 30, 2015, we contributed $.5 million to this plan. Participants may not contribute to the DCR plan. We have a voluntary deferral plan for the benefit of all director-level employees and officers, where we make no contributions to this plan. Both deferred compensation plans are funded through rabbi trusts with a bank as the trustee. As of April 30, 2015, we have a liability of $5.1 million for these plans.

See Note 7 and Note 8 to the condensed consolidated financial statements in this Form 10-Q for information on the investments in marketable securities that are held in the trusts.

11.	Employee Share-Based Plans

Under our shareholder approved ICP, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year incentive plan performance periods. Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months and six months ended April 30, 2015 and 2014, we recorded compensation expense, and as of April 30, 2015 and October 31, 2014, we accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value at the settlement date.

Also under our approved ICP, 64,700 unvested retention stock units were granted to our President and Chief Executive Officer in December 2011. During the five-year vesting period, any dividend equivalents will accrue on these stock units and be converted into additional units at the same rate and based on the closing price on the same payment date as dividends on our common stock. The stock units will vest, payable in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation, over a five-year period only if he is an employee on each vesting date. In accordance with the vesting schedule, 20% of the units vested on December 15, 2014, 30% of the units vest on December 15, 2015 and 50% of the units vest on December 15, 2016. For the three months and six months ended April 30, 2015 and 2014, we recorded compensation expense, and as of April 30, 2015 and October 31, 2014, we accrued a liability for this award based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value at the settlement date.

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

The compensation expense related to the incentive compensation plans for the three months and six months ended April 30, 2015 and 2014, and the amounts recorded as liabilities in “Other noncurrent liabilities” in “Noncurrent Liabilities” with the current portion recorded in “Other current liabilities” in “Current Liabilities” in the Condensed Consolidated Balance Sheets as of April 30, 2015 and October 31, 2014 are presented below.

	Three Months		Six Months
In thousands	2015	2014	2015	2014
Compensation expense	$1,050	$2,103	$3,279	$4,203

	April 30, 2015	October 31, 2014
Liability	$11,143	$15,130

On a quarterly basis, we issue shares of common stock under the ESPP and account for the issuance as an equity transaction. The exercise price is calculated as 95% of the fair market value on the purchase date of each quarter where fair market value is determined by calculating the average of the high and low trading prices on the purchase date.

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

Ownership Interests

We have the following membership interests in these companies as of April 30, 2015 and October 31, 2014, respectively.

Equity Method Investment	Interest	Activity
Atlantic Coast Pipeline, LLC (ACP)	10%
To develop, construct, own and operate approximately 550 miles of interstate natural gas pipeline with associated compression from West Virginia through Virginia into eastern North Carolina in order to provide interstate natural gas transportation services of Marcellus and Utica gas supplies into southeastern markets; regulated by the FERC

Cardinal Pipeline Company, L.L.C (Cardinal)	21.49%	Intrastate pipeline located in North Carolina; regulated by the NCUC
Constitution Pipeline Company LLC (Constitution)	24%
To develop, construct, own and operate approximately 120 miles of interstate natural gas pipeline, and related facilities, connecting shale natural gas supplies and gathering systems in Susquehanna County, Pennsylvania, to Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York; regulated by the FERC

Hardy Storage Company (Hardy Storage)	50%	Underground interstate storage facility located in Hardy and Hampshire Counties, West Virginia; regulated by the FERC
Pine Needle LNG Company, L.L.C. (Pine Needle)	45%	Interstate LNG storage facility located in North Carolina; regulated by the FERC
SouthStar	15%
Energy services company primarily selling natural gas in the unregulated retail gas market to residential, commercial and industrial customers in the eastern United States, primarily Georgia and Illinois

Accumulated Other Comprehensive Income (Loss)

As an equity method investee, we record the effect of certain transactions in our accumulated OCIL. Cardinal and Pine Needle enter into interest-rate swap agreements to modify the interest expense characteristics of their unsecured long-term debt which is nonrecourse to its members. SouthStar uses financial contracts in the form of futures, options and swaps, all considered to be derivatives, to moderate the effect of price and weather changes on the timing of its earnings; fair value of these financial contracts is based on selected market indices. Beginning in July 2014, retirement benefits were allocated to SouthStar by its majority member with the activity of prescribed benefit expense items reflected in accumulated OCIL. For these transactions with these equity method investees, we record our share of movements in the market value of these hedged agreements and contracts and retirement benefit items in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets; the detail of our share of the market value of the various financial instruments and the retirement benefits are presented in “Other Comprehensive Income (Loss), net of tax” in the Condensed Consolidated Statements of Comprehensive Income.

Related Party Transactions
We have related party transactions as a customer of our investments. For each period of the three months and six months ended April 30, 2015 and 2014, these gas costs and the amounts we owed to our equity method investees, as of April 30, 2015 and October 31, 2014 are as follows.

Related Party	Type of Expense	Cost of Gas (1)				Trade accounts payable (2)
		Three Months		Six Months		April 30,	October 31,
In thousands		2015	2014	2015	2014	2015	2014
Cardinal	Transportation costs	$2,135	$2,164	$4,349	$4,404	$720	$747
Hardy Storage	Gas storage costs	2,322	2,392	4,645	4,817	774	774
Pine Needle	Gas storage costs	2,840	2,701	5,776	5,494	957	989
Totals		$7,297	$7,257	$14,770	$14,715	$2,451	$2,510
(1) In the Condensed Consolidated Statements of Comprehensive Income.
(2) In the Condensed Consolidated Balance Sheets.

We have related party transactions as we sell wholesale gas supplies to SouthStar. For each period of the three months and six months ended April 30, 2015 and 2014, our operating revenues from these sales and the amounts SouthStar owed us as of April 30, 2015 and October 31, 2014 are as follows.

	Operating Revenues (1)				Trade accounts receivable (2)
	Three Months		Six Months		April 30,	October 31,
In thousands	2015	2014	2015	2014	2015	2014
Operating revenues	$187	$475	$583	$907	$177	$460
(1) In the Condensed Consolidated Statements of Comprehensive Income.
(2) In the Condensed Consolidated Balance Sheets.
Other Information – Constitution

A subsidiary of The Williams Companies is the operator of the project. The total estimated cost of the project is $875 million, including an allowance for funds used during construction (AFUDC).

We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost approximately $785 million, excluding AFUDC, at the project level. Our contributions for the quarter and fiscal year 2015 were $4.8 million and $9.7 million, respectively, with our total equity contribution for the project totaling $63.3 million to date. On December 2, 2014, the FERC issued a certificate of public convenience and necessity approving construction of the Constitution pipeline. The target in-service date of the project is the second half of 2016, which has been extended due to a longer than expected regulatory and permitting process. The capacity of the pipeline is 100% subscribed under fifteen-year service agreements with two Marcellus producer-shippers with a negotiated rate structure.

Other Information – ACP

A subsidiary of Dominion Resources, Inc. will be the operator of the pipeline. The total cost of the project is expected to be between $4.5 billion to $5 billion, excluding financing costs. Members anticipate obtaining project financing for 70% of the total costs during the construction period, and a capitalization ratio of 50% debt and 50% equity when operational.

We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline. If project financing is obtained, our total expected contributions would be between $225 million to $250 million. Our contributions for the quarter and fiscal year 2015 were $.7 million and $5.8 million, respectively, with contributions to the project beginning November 2014.

ACP is regulated by the FERC and subject to state and other federal approvals with a target in-service date of late 2018. The capacity of ACP is substantially subscribed by affiliates of the members of ACP, other utilities and related companies under twenty-year contracts.

In November 2014, the FERC authorized the ACP pre-filing process. In February 2015, ACP, along with Dominion Transmission, Inc. (DTI), filed a notice of intent to prepare its environmental impact statement for the project and DTI’s supply header project affecting ACP. ACP expects to file its FERC application in the summer or fall of 2015, receive the FERC certificate of public convenience and necessity in the summer of 2016 and begin construction thereafter.

On March 2, 2015, ACP entered into a Precedent Agreement with DTI for supply header transportation services. Under the Precedent Agreement, ACP is required to provide assurance of its ability to meet its financial obligations to DTI. DTI has informed ACP that ACP, independent of its members, is not currently creditworthy as required by DTI’s FERC Gas Tariff. ACP requested that its members provide proportionate assurance of ACP’s ability to meet its financial obligations under the Precedent Agreement, which the Piedmont member provided through an Equity Contribution Agreement between Piedmont and ACP where Piedmont committed to make funds available to the Piedmont member for it to pay and perform its obligations under the ACP Limited Liability Company Agreement. This commitment is capped at $15.2 million. This commitment ceases when DTI acknowledges that ACP is independently creditworthy in accordance with the Precedent Agreement, termination or expiration of the Precedent Agreement, or when we are no longer a member of ACP.

13.	Variable Interest Entities

As of April 30, 2015, we have determined that we are not the primary beneficiary under variable interest entity (VIE) accounting guidance in any of our equity method investments, as discussed in Note 12 to the condensed consolidated financial statements in this Form 10-Q. Based on our involvement in these investments, we do not have the power to direct the activities of these investments that most significantly impact the VIE’s economic performance. As we are not the consolidating investor, we will continue to apply equity method accounting to these investments. Our maximum loss exposure related to these equity method investments is limited to our equity investment in each entity. As of April 30, 2015 and October 31, 2014, our investment balances are as follows.

In thousands	April 30, 2015	October 31, 2014
Cardinal	$15,501	$16,073
Pine Needle	18,237	18,689
SouthStar	38,396	40,965
Hardy Storage	38,738	37,179
Constitution	69,784	57,255
ACP	5,335	10
Total equity method investments in non-utility activities	$185,991	$170,171

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

The basis of segmentation and the basis of the measurement of segment profit or loss are the same as reported in the consolidated financial statements in our Form 10-K for the year ended October 31, 2014. The information for 2014 has been recast to align with management's view of the non-utility activities.

Operations by segment for the three months and six months ended April 30, 2015 and 2014 are presented below.

	Regulated Utility		Regulated Non-Utility Activities		Unregulated Non-Utility Activities		Total
In thousands	2015	2014	2015	2014	2015	2014	2015	2014
Three Months
Revenues from external customers	$424,924	$462,247	$—	$—	$—	$—	$424,924	$462,247
Margin	225,621	211,523	—	—	—	—	225,621	211,523
Operations and maintenance expenses	71,424	70,193	20	8	9	13	71,453	70,214
Income from equity method investments	—	—	3,577	2,467	12,265	11,893	15,842	14,360
Operating income (loss) before income taxes	111,532	103,489	(20)	(8)	(14)	(17)	111,498	103,464
Income before income taxes	92,918	88,999	3,557	2,459	12,252	11,876	108,727	103,334
Six Months
Revenues from external customers	$1,032,196	$1,119,980	$—	$—	$—	$—	$1,032,196	$1,119,980
Margin	495,691	473,035	—	—	—	—	495,691	473,035
Operations and maintenance expenses	137,574	130,832	51	14	47	32	137,672	130,878
Income from equity method investments	—	—	7,348	5,574	16,759	18,728	24,107	24,302
Operating income (loss) before income taxes	273,562	265,610	(51)	(14)	(135)	(119)	273,376	265,477
Income before income taxes	237,318	240,268	7,297	5,560	16,625	18,608	261,240	264,436

Reconciliations to the condensed consolidated statements of comprehensive income for the three months and six months ended April 30, 2015 and 2014 are presented below.

	Three Months		Six Months
In thousands	2015	2014	2015	2014
Operating Income:
Segment operating income before income taxes	$111,498	$103,464	$273,376	$265,477
Utility income taxes	(36,409)	(36,190)	(92,680)	(95,992)
Regulated non-utility activities operating loss before income taxes	20	8	51	14
Unregulated non-utility activities operating loss before income taxes	14	17	135	119
Operating income	$75,123	$67,299	$180,882	$169,618

Net Income:
Income before income taxes for reportable segments	$108,727	$103,334	$261,240	$264,436
Income taxes	(42,325)	(40,794)	(101,860)	(104,324)
Total	$66,402	$62,540	$159,380	$160,112

15.	Subsequent Events

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

We operate with three reportable business segments, regulated utility, regulated non-utility activities and unregulated non-utility activities, with the regulated utility segment being the largest. Our utility operations are regulated by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina and the Tennessee Regulatory Authority as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. The NCUC also regulates us as to the issuance of long-term debt and equity securities. Factors critical to the success of the regulated utility segment include operating a safe and reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The regulated non-utility activities segment consists of our equity method investments in joint venture regulated energy-related businesses that are held by our wholly-owned subsidiaries. The unregulated non-utility activities segment consists primarily of our equity method investment in SouthStar Energy Services LLC (SouthStar) that is held by a wholly-owned subsidiary. For further information on equity method investments and business segments, see Note 12 and Note 14, respectively, to the condensed consolidated financial statements in this Form 10-Q. The percentages of the assets as of April 30, 2015 and earnings before taxes by segments for the six months ended April 30, 2015 are presented below.

	Assets	Earnings Before Taxes
Regulated Utility	96%	91%
Non-utility Activities:
Regulated non-utility activities	3%	3%
Unregulated non-utility activities	1%	6%
Total non-utility activities	4%	9%

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

In all three states, the gas cost portion of our costs is recoverable through purchased gas adjustment (PGA) procedures and is not affected by the margin decoupling mechanism or the WNA mechanism. Through the use of various tariff mechanisms and fixed-rate contracts, we are able to achieve a higher degree of margin stabilization. For further information on state commission regulation, see Note 2 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014. The following table presents the breakdown of our gas utility margin for the six months ended April 30, 2015 and 2014.

	2015	2014
Fixed margin (from margin decoupling in North Carolina, facilities charges to our customers,
Tennessee and North Carolina IMRs and fixed-rate contracts)	73%	69%
Semi-fixed margin (RSA in South Carolina and WNA in South Carolina and Tennessee)	18%	19%
Volumetric or periodic renegotiation (including secondary marketing activity)	9%	12%
Total	100%	100%

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

Executive Summary

Financial Performance – Quarter Ended 2015 Compared with Quarter Ended 2014
The following tables provide a comparison of the components of comprehensive income and statistical information for the three months ended April 30, 2015 as compared with the three months ended April 30, 2014.

Comprehensive Income Statement Components

	Three Months Ended April 30		Variance	Percent Change
In thousands, except per share amounts	2015	2014
Operating Revenues	$424,924	$462,247	$(37,323)	(8.1)%
Cost of Gas	199,303	250,724	(51,421)	(20.5)%
Margin	225,621	211,523	14,098	6.7%
Operations and Maintenance	71,424	70,193	1,231	1.8%
Depreciation	31,689	28,344	3,345	11.8%
General Taxes	10,976	9,497	1,479	15.6%
Utility Income Taxes	36,409	36,190	219	0.6%
Total Operating Expenses	150,498	144,224	6,274	4.4%
Operating Income	75,123	67,299	7,824	11.6%
Other Income (Expense), net of tax	9,360	7,268	2,092	28.8%
Utility Interest Charges	18,081	12,027	6,054	50.3%
Net Income	$66,402	$62,540	$3,862	6.2%
Average Shares of Common Stock:
Basic	78,818	77,982	836	1.1%
Diluted	79,115	78,291	824	1.1%
Earnings Per Share of Common Stock:
Basic	$0.84	$0.80	$0.04	5.0%
Diluted	$0.84	$0.80	$0.04	5.0%

Margin by Customer Class

	Three Months Ended April 30
In thousands	2015		2014
Sales and Transportation:
Residential	$121,181	54%	$114,290	54%
Commercial	55,775	25%	51,836	25%
Industrial	12,855	6%	12,639	6%
Power Generation	19,363	8%	19,398	9%
For Resale	2,522	1%	2,149	1%
Total	211,696	94%	200,312	95%
Secondary Market Sales	10,397	5%	6,566	3%
Miscellaneous	3,528	1%	4,645	2%
Total	$225,621	100%	$211,523	100%

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended April 30
	2015	2014	Variance	Percent Change
Deliveries in Dekatherms (in thousands):
Residential	22,813	22,015	798	3.6%
Commercial	14,556	13,678	878	6.4%
Industrial	25,360	25,786	(426)	(1.7)%
Power Generation	60,005	39,387	20,618	52.3%
For Resale	2,398	2,356	42	1.8%
Throughput	125,132	103,222	21,910	21.2%
Secondary Market Volumes	9,815	7,300	2,515	34.5%
Customers Billed (at period end)	1,027,917	1,014,167	13,750	1.4%
Gross Residential, Commercial and Industrial Customer Additions	3,611	3,718	(107)	(2.9)%
Degree Days
Actual	1,322	1,294	28	2.2%
Normal	1,176	1,178	(2)	(0.2)%
Percent colder than normal	12.4%	9.8%	n/a	n/a
Number of Employees (at period end)	1,932	1,827	105	5.7%
We ended our second quarter with a 6% increase in net income. Margin increased 7% due to: Tennessee and North Carolina IMR rate adjustments, customer growth and higher margin sales and increased volumes from secondary market activity. The margin earned from power generation customers is largely based on fixed monthly demand charge contracts and does not vary significantly based on the volumes transported. Operations and maintenance (O&M) expenses and depreciation expense increased 2% and 12%, respectively. The increase in O&M expenses was related to an increase in employee benefits expenses, and depreciation was higher due to increases in plant in service. General taxes increased 16% primarily due to increased state franchise taxes and property taxes. Other Income (Expense) increased 29% primarily due to an increase in income from equity method investments, primarily Constitution Pipeline Company, LLC (Constitution). Utility interest charges increased 50% as a result of a decrease in capitalized interest recorded as income and increases in long-term debt outstanding and interest expense on net amounts due to customers.

Financial Performance – Six Months Ended 2015 Compared with Six Months Ended 2014
The following tables provide a comparison of the components of comprehensive income and statistical information for the six months ended April 30, 2015 as compared with the six months ended April 30, 2014.

Comprehensive Income Statement Components
	Six Months Ended April 30		Variance	Percent Change
In thousands, except per share amounts	2015	2014
Operating Revenues	$1,032,196	$1,119,980	$(87,784)	(7.8)%
Cost of Gas	536,505	646,945	(110,440)	(17.1)%
Margin	495,691	473,035	22,656	4.8%
Operations and Maintenance	137,574	130,832	6,742	5.2%
Depreciation	63,583	57,987	5,596	9.7%
General Taxes	20,972	18,606	2,366	12.7%
Utility Income Taxes	92,680	95,992	(3,312)	(3.5)%
Total Operating Expenses	314,809	303,417	11,392	3.8%
Operating Income	180,882	169,618	11,264	6.6%
Other Income (Expense), net of tax	14,291	13,123	1,168	8.9%
Utility Interest Charges	35,793	22,629	13,164	58.2%
Net Income	$159,380	$160,112	$(732)	(0.5)%
Average Shares of Common Stock:
Basic	78,717	77,477	1,240	1.6%
Diluted	79,048	77,802	1,246	1.6%
Earnings Per Share of Common Stock:
Basic	$2.02	$2.07	$(0.05)	(2.4)%
Diluted	$2.02	$2.06	$(0.04)	(1.9)%

Margin by Customer Class
	Six Months Ended April 30
In thousands	2015		2014
Sales and Transportation:
Residential	$279,665	57%	$258,516	55%
Commercial	124,649	25%	115,225	24%
Industrial	26,032	5%	28,434	6%
Power Generation	38,608	8%	38,953	8%
For Resale	5,164	1%	4,356	1%
Total	474,118	96%	445,484	94%
Secondary Market Sales	15,950	3%	20,586	4%
Miscellaneous	5,623	1%	6,965	2%
Total	$495,691	100%	$473,035	100%

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Six Months Ended April 30
	2015	2014	Variance	Percent Change
Deliveries in Dekatherms (in thousands):
Residential	54,285	55,829	(1,544)	(2.8)%
Commercial	32,945	32,789	156	0.5%
Industrial	52,625	52,633	(8)	—%
Power Generation	120,717	93,963	26,754	28.5%
For Resale	5,348	5,147	201	3.9%
Throughput	265,920	240,361	25,559	10.6%
Secondary Market Volumes	20,984	16,403	4,581	27.9%
Customers Billed (at period end)	1,027,917	1,014,167	13,750	1.4%
Gross Residential, Commercial and Industrial Customer Additions	8,503	7,955	548	6.9%
Degree Days
Actual	3,267	3,358	(91)	(2.7)%
Normal	3,015	3,021	(6)	(0.2)%
Percent colder than normal	8.4%	11.2%	n/a	n/a
Number of Employees (at period end)	1,932	1,827	105	5.7%
We ended the first two quarters of fiscal year 2015 with relatively flat net income. Margin increased 5% due to: new residential and commercial customer rates effective January 1, 2014 in North Carolina under a rate case settlement, Tennessee and North Carolina IMR rate adjustments and customer growth, partially offset by lower margin sales from secondary market activity and a change in cost allocation and rate design of industrial customers as a result of the rate case settlement in North Carolina. O&M expenses and depreciation expense increased 5% and 10%, respectively. The increase in O&M expenses was related to increases in contract labor, employee benefits and regulatory expenses. Depreciation was higher due to increases in plant in service. General taxes increased 13% primarily due to increased state franchise taxes and property taxes. Utility interest charges increased 58% as a result of a decrease in capitalized interest recorded as income and increases in long-term debt outstanding and interest expense on net amounts due to customers.

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

Customer Growth – We have added increasing numbers of customers in our service areas during the current fiscal year compared to the prior fiscal year. Affordable and stable wholesale natural gas costs continued to favorably position natural gas relative to other energy sources. With continued improvement in economic conditions resulting in growth in both the residential and commercial markets and targeted marketing programs on the benefits of natural gas, total new customers increased during the six months ended April 30, 2015 as compared to the same period in 2014 as presented below.

	2015	2014	Percent Change
Residential new home construction	5,915	5,550	6.6%
Residential conversion	1,619	1,506	7.5%
Commercial	967	892	8.4%
Industrial	2	7	(71.4)%
Total new customers	8,503	7,955	6.9%

We forecast gross customer growth of approximately 1.6 – 2% for fiscal 2015. Overall, total net customers billed increased 1.4% for the six months ended April 30, 2015 as compared to the same period in 2014.

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

The IMR orders by jurisdiction and the amount reflected in "Operating Revenues" in the Condensed Consolidated Statements of Comprehensive Income for 2015 is summarized below:

In millions	North Carolina	Tennessee
Incremental margin revenue - 2014 IMR	$.8	$13.1
Incremental margin revenue - 2015 IMR	26.6	6.5
Total cumulative incremental margin revenue	27.5	19.6

Amount recorded during quarter	8.9	7.2
Amount recorded year to date	9.2	13.5

Sustainable Business Practices – In February, the winter weather throughout our service area was the coldest in 37 years. For the month of February 2015, we experienced a record customer volume sendout for our 65-year history, with February 19, 2015 as a new, single-day volume sendout record. Our ability to provide safe and reliable natural gas service under these operating conditions was due to our ongoing investments in our pipeline delivery system through our system expansion and pipeline integrity management programs. Our gas supply acquisition strategy is regularly reviewed and adjusted to ensure that we have adequate and reliable supplies of competitively-priced natural gas to meet the needs of our utility customers on our design-day requirements, which is the estimated volume of gas that firm customers could use when the weather is extremely cold. We evaluate recent cold weather conditions and the corresponding customer consumption patterns, as well as historical winter weather over the past 40 years, in developing our design-day requirements.

Equity Method Investments – Our investments in complementary energy-related businesses continue to be an attractive way to generate earnings growth and long-term shareholder returns. We are currently committed to invest as members in two ventures, which intend to construct interstate natural gas pipelines.

We are a 24% equity member of Constitution, a FERC regulated interstate natural gas pipeline that plans to transport natural gas produced from the Marcellus shale basin in Pennsylvania to northeast markets. The forecasted in-service date of the project is the second half of 2016, which has been extended due to a longer than expected regulatory and permitting process. We expect our total 24% equity contributions will be an estimated $188.4 million, excluding an allowance for funds used during construction (AFUDC). We contributed $9.7 million during the six months ended April 30, 2015 for a total of $63.3 million to date.

We are a 10% equity member of Atlantic Coast Pipeline, LLC (ACP), a FERC regulated interstate natural gas pipeline that plans to provide wholesale natural gas transportation services for Marcellus and Utica gas supplies into southeastern markets. We plan to invest an additional $190 million in our utility natural gas delivery system in eastern North Carolina to provide redelivery of ACP volumes to retail natural gas markets. Having a second major interstate pipeline in the state will enhance geographical diversity of supply by providing direct access to the Marcellus and Utica shale regions, one of the most abundant known sources of natural gas. We expect our total 10% equity contributions in ACP to be an estimated $450 million to $500 million before any project financing. We contributed $5.8 million during the six months ended April 30, 2015.

For further information on equity method investments and business segments, see Note 12 and Note 14, respectively, to the condensed consolidated financial statements in this Form 10-Q.

Additional information on operating results for the three months and six months ended April 30, 2015 follows.

Operating Revenues

Changes in operating revenues for the three months and six months ended April 30, 2015 compared with the same periods in 2014 are presented below.
Changes in Operating Revenues - Increase (Decrease)

In millions	Three Months	Six Months
Residential and commercial customers	$(37.1)	$(63.0)
Industrial customers	(1.9)	(7.3)
Power generation customers	—	(0.3)
Secondary market	(3.6)	(45.3)
Margin decoupling mechanism	(1.5)	10.8
WNA mechanisms	(3.9)	2.1
IMR mechanisms	11.0	15.4
Other revenue	(0.3)	(0.2)
Total	$(37.3)	$(87.8)

•
Residential and commercial customers – the decrease for the three months is primarily due to lower wholesale gas costs passed through to customers, slightly offset by customer growth and higher consumption from colder weather. The decrease for the six months is primarily due to lower wholesale gas costs passed through to customers and lower consumption from warmer weather, slightly offset by customer growth.

•
Industrial customers – the decrease for the three months is primarily due to lower wholesale gas costs passed through to customers. The decrease for the six months is primarily due to lower wholesale gas costs passed through to customers and lower industrial transportation rates in North Carolina as a result of cost allocation and rate design changes in the general rate case in North Carolina, effective January 1, 2014.

•
Secondary market – the decreases for the three months and six months is due to lower secondary market margin sales as compared to the prior periods. Secondary market transactions consist of off-system sales and capacity release and asset management arrangements that are a part of our regulatory gas supply management program with regulatory-approved sharing mechanisms between our utility customers and our shareholders.

•
Margin decoupling mechanism – the decrease for the three months is primarily related to colder weather in North Carolina compared to the prior period. The increase for the six months is primarily related to warmer weather in North Carolina as compared to the prior period. As discussed in “Financial Condition and Liquidity,” the margin decoupling mechanism in North Carolina adjusts for variations in residential and commercial use per customer, including those due to weather and conservation.

•
WNA mechanisms – the decrease for the three months is primarily related to colder weather in South Carolina and Tennessee as compared to the prior period. The increase for the six months is primarily related to warmer weather in South Carolina and Tennessee as compared to the prior period. As discussed in “Financial Condition and Liquidity,” the WNA mechanisms partially offset the impact of colder- or warmer-than-normal weather on bills rendered.

•
IMR mechanisms – the increase for the three months is due to the IMR rate adjustments in Tennessee, effective January 1, 2015, and North Carolina, effective February 1, 2015. The increase for the six months is due to the IMR rate adjustments in Tennessee, effective January 1, 2014 and 2015, and North Carolina, effective February 1, 2014 and 2015.

Cost of Gas

Changes in cost of gas for the three months and six months ended April 30, 2015 compared with the same periods in 2014 are presented below.
Changes in Cost of Gas - Increase (Decrease)

In millions	Three Months	Six Months
Commodity gas costs passed through to sales customers	$(62.8)	$(97.9)
Commodity gas costs in secondary market transactions	(7.5)	(40.6)
Pipeline demand charges	(4.0)	(11.0)
Regulatory-approved gas cost mechanisms	22.9	39.1
Total	$(51.4)	$(110.4)

•
Commodity gas costs passed through to sales customers – the decrease for the three months is primarily due to lower wholesale gas costs passed through to customers, slightly offset by higher volumes sold due to colder weather in the period. The decrease for the six months is primarily due to lower wholesale gas costs passed through to customers and lower volumes sold due to warmer weather in the period.

•	Commodity gas costs in secondary market transactions – the decreases for the three months and six months is primarily due to lower average wholesale gas costs, slightly offset by increased volumes.

•
Pipeline demand charges – the decreases for the three months and six months is primarily due to decreased demand costs and increased capacity release revenues, slightly offset by decreased asset manager payments.

•
Regulatory-approved gas cost mechanisms – the increase for the three months is primarily due to an increase in commodity gas cost true-up, partially offset by demand true-up and other regulatory mechanisms. The increase for the six months is primarily due to commodity gas cost and demand true-ups, partially offset by other regulatory mechanisms.

In all three states, we are authorized to recover from customers all prudently incurred gas costs. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are reflected in a regulatory deferred account and are added to or deducted from cost of gas and are in current “Regulatory assets” or current “Regulatory liabilities” in the Condensed Consolidated Balance Sheets. For the amounts included in “Amounts due from customers” or “Amounts due to customers,” see Note 2 to the condensed consolidated financial statements in this Form 10-Q.

Margin

Margin, rather than revenues, is used by management to evaluate utility operations due to the regulatory pass through of changes in wholesale commodity gas costs. Our utility margin is defined as natural gas revenues less natural gas commodity costs and fixed gas costs for transportation and storage capacity. It is the component of our revenues that is established in general rate cases and is designed to cover our utility operating expenses and our return of and on our utility capital investments and related taxes. Our commodity gas costs accounted for 38% of revenues for the six months ended April 30, 2015, and our pipeline transportation and storage costs accounted for 6%.

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

Changes in margin for the three months and six months ended April 30, 2015 compared with the same periods in 2014 are presented below.
Changes in Margin - Increase (Decrease)

In millions	Three Months	Six Months
Residential and commercial customers	$10.8	$30.6
Industrial customers	0.6	(1.6)
Power generation customers	—	(0.3)
Secondary market activity	3.8	(4.6)
Net gas cost adjustments	(1.1)	(1.4)
Total	$14.1	$22.7

•
Residential and commercial customers – the increase for the three months is primarily due to IMR rate adjustments in Tennessee, effective January 1, 2015 and in North Carolina, effective February 1, 2015, as well as customer growth. The increase for the six months is primarily due to the general rate case increase in North Carolina, effective January 1, 2014, IMR rate adjustments in Tennessee, effective January 1, 2014 and 2015, and North Carolina, effective February 1, 2014 and 2015, and customer growth in all three states.

•
Industrial customers – the increase for the three months is primarily due to IMR rate adjustments in Tennessee effective January 1, 2015, and North Carolina, effective February 1, 2015 and increased special contract usage. The decrease for the six months is primarily due to the change in cost allocation and rate design of industrial customer rates in North Carolina under the general rate case settlement, effective January 1, 2014 and decreased minimum margin payments, slightly offset by the IMR rate adjustments in Tennessee effective January 1, 2014 and 2015, and North Carolina effective February 1, 2014 and 2015, and increased special contract usage.

•	Secondary market activity – the increase for the three months is primarily due to higher margin sales and increased volumes. The decrease for the six months is primarily due to lower margin sales.

Operations and Maintenance Expenses

Changes in O&M expenses for the three months and six months ended April 30, 2015 compared with the same periods in 2014 are presented below
Changes in Operations and Maintenance Expenses - Increase (Decrease)

In millions	Three Months	Six Months
Contract labor	$0.5	$2.3
Employee benefits	1.0	1.3
Regulatory	0.2	1.1
Other	(0.5)	2.0
Total	$1.2	$6.7

•	Contract labor – the increase for the six months is primarily due to increased process improvement projects and pipeline integrity maintenance and safety programs.

•
Employee benefits – the increase for the three months is primarily due to additional employees. The increase for the six months is primarily due to additional employees and a lower regulatory pension deferral in Tennessee in the current period related to the funding of the defined benefit plan in November 2014, partially offset by a larger adjustment in our group insurance plan in the current period compared to year end.

•
Regulatory – the increase for the six months is primarily due to increased amortization of regulatory assets with approved amortization amounts established in the North Carolina general rate proceeding, effective January 1, 2014.

Depreciation

Depreciation expense increased $3.3 million and $5.6 million for the three months and six months ended April 30, 2015, respectively, compared with the same periods in 2014 primarily due to increases in plant in service, particularly related to major additions in system integrity investments and the development of a field operations work and asset management system and related computer systems.

General Taxes

General taxes increased $1.5 million and $2.4 million for the three months and six months ended April 30, 2015, respectively, compared with the same periods in 2014 primarily due to increases in property taxes from increased investments in plant and state franchise taxes. There was a change to North Carolina law which resulted in us being liable for an additional $1 million in state franchise taxes for the six months ended April 30, 2015.

Other Income (Expense)

Other Income (Expense) is comprised of income from equity method investments, non-operating income, non-operating expense and income taxes related to these items. Non-operating income includes non-regulated merchandising and service work, home service warranty programs, subsidiary operations, interest income and other miscellaneous income. Non-operating expense is comprised of charitable contributions and miscellaneous expenses. Non-operating expense was comparable to the same periods in 2014.

The primary change to Other Income (Expense) for the three months and six months ended April 30, 2015 compared with the same periods in 2014 was an increase in income from equity method investments of $1.5 million for the three months ended April 30, 2015 and a decrease in income from equity method investments of $.2 million for the six months ended April 30, 2015. For the three months ended April 30, 2015, the increase was primarily due to an increase in income from Constitution of $1.4 million as a result of higher capitalized interest associated with increased capital expenditures with the project still in development. For the six months ended April 30, 2015, the decrease was primarily due to a decrease in income from SouthStar of $2 million largely due to decreases in the value of hedged derivatives, partially offset by an increase in income from Constitution due to capitalized interest.

The primary change to non-operating income for the three months and six months ended April 30, 2015 compared with the same periods in 2014 was due to a $2 million write-off in 2014 of an investment that was accounted for on the cost basis.

Utility Interest Charges

Changes in utility interest charges for the three months and six months ended April 30, 2015 compared with the same periods in 2014 are presented below.
Changes in Utility Interest Charges - Increase (Decrease)

In millions	Three Months	Six Months
Borrowed AFUDC	$2.7	$6.3
Interest expense on long-term debt	2.6	4.5
Regulatory interest expense, net	0.8	2.4
Total	$6.1	$13.2

•	Borrowed AFUDC – the increases for the three months and six months are due to decreases in capitalized interest from lower capital expenditures.

•	Interest expense on long-term debt – the increases for the three months and six months are primarily due to higher amounts of long-term debt outstanding in the current periods.

•	Regulatory interest expense, net – the increases for the three months and six months are primarily due to interest expense on higher net amounts due to customers in the current periods.

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

We did not have any borrowings under the revolving syndicated credit facility for the three months ended April 30, 2015. Highlights for our short-term debt under our CP program as of April 30, 2015 and for the quarter ended April 30, 2015 are presented below.

In thousands
End of period (April 30, 2015):
Amount outstanding	$255,000
Weighted average interest rate	.21%

During the period (February 1, 2015 – April 30, 2015):
Average amount outstanding	$343,200
Minimum amount outstanding	230,000
Maximum amount outstanding	480,000
Minimum interest rate	.16%
Maximum interest rate	.23%
Weighted average interest rate	.21%

Maximum amount outstanding:
February 2015	$480,000
March 2015	420,000
April 2015	280,000

As of April 30, 2015, we have $10 million available for letters of credit under our revolving syndicated credit facility, of which $1.7 million was issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of April 30, 2015, unused lines of credit available under our revolving syndicated credit facility, including the issuance of the letters of credit, totaled $593.3 million.

Cash Flows from Operating Activities

The natural gas business is seasonal in nature. Operating cash flows may fluctuate significantly during the year and from year to year due to working capital changes within our utility and non-utility operations. The major factors that affect our working capital are weather, natural gas purchases and prices, natural gas storage activity, collections from customers and deferred gas cost recoveries. We rely on operating cash flows and short-term debt to meet seasonal working capital needs. The level of short-term debt can vary significantly due to changes as discussed above. During our first and second quarters, we generally experience overall positive cash flows from the sale of flowing gas and gas withdrawal from storage and the collection of amounts billed to customers during the November through March winter heating season. Cash requirements generally increase during the third and fourth quarters due to increases in natural gas purchases injected into storage, construction activity and decreases in receipts from customers.

During the winter heating season, our trade accounts payable increases to reflect amounts due to our natural gas suppliers for commodity and pipeline capacity. The cost of natural gas can vary significantly from period to period due to changes in the price of natural gas, which is a function of market fluctuations in the commodity cost of natural gas, along with our changing requirements for storage volumes. Differences between natural gas costs that we have paid to suppliers and amounts that we have collected from customers are included in regulatory deferred accounts and in amounts due to or from customers. These natural gas costs can cause cash flows to vary significantly from period to period along with variations in the timing of collections from customers under our gas cost recovery mechanisms.

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

Net cash provided by operating activities was $364.3 million and $382.8 million for the six months ended April 30, 2015 and 2014, respectively. Net cash provided by operating activities reflects a decrease of $.7 million in net income for 2015 compared with 2014 primarily due to higher operating expenses and utility interest charges, partially offset by increased margin. The effect of changes in working capital on net cash provided by operating activities is described below.

•
Trade accounts receivable and unbilled utility revenues increased $13.1 million from October 31, 2014 primarily due to the increase in amounts billed to customers, slightly offset by a decrease in unbilled revenues. Volumes sold to weather-sensitive residential and commercial customers decreased 1.4 million dekatherms as compared with the same prior period primarily due to 2.7% warmer weather during the current period. Total throughput increased 25.6 million dekatherms as compared with the same prior period, largely from 26.8 million dekatherms, or 28.5%, increased deliveries to power generation customers, partially offset by decreased sales to residential customers.

•
Net amounts due to customers increased $31.4 million in the current period primarily due to deferred gas cost collections and refunds through rates, partially offset by a decrease in margin decoupling revenues and a $45.5 million one-time refund to North Carolina customers.

•
Gas in storage decreased $29.7 million in the current period primarily due to the withdrawal of storage volumes to meet customer sales during the winter heating season of 2014-2015 and a decrease in the weighted average cost of gas purchased for injections.

•
Prepaid gas costs decreased $22.7 million in the current period primarily due to gas being made available for sale during the period. Under some gas supply asset management contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

•	Trade accounts payable decreased $9.5 million from October 31, 2014 primarily due to lower utility capital expenditures and lower prices for natural gas purchases.

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

Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have WNA mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers in South Carolina and in October through April for residential and commercial customers in Tennessee. The WNA mechanisms in South Carolina and Tennessee generated credits to customers of $6.9 million and $9 million in the six months ended April 30, 2015 and 2014, respectively. In Tennessee, adjustments are made directly to individual customer monthly bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” in “Regulatory Assets” or “Amounts due to customers” in “Regulatory Liabilities” as presented in Note 2 to the condensed consolidated financial statements in this Form 10-Q for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of weather and consumption patterns. The margin decoupling mechanism decreased margin by $30.4 million and $41.2 million in the six months ended April 30, 2015 and 2014, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanisms.

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

We face competition from other energy products, such as electricity and propane, in the residential and commercial customer markets. The most significant product competition is with electricity for space heating, water heating and cooking. Competition for space heating and general household and small commercial energy needs generally occurs at the initial installation phase when the customer or builder makes decisions as to which types of equipment to install. Customers generally use the chosen energy source for the life of the equipment. Numerous factors can influence customer demand for natural gas, including price, value, availability, environmental attributes, comfort, convenience, reliability and energy efficiency. Increases in the price of natural gas can negatively impact our competitive position by decreasing the price benefits of natural gas to the consumer. This can impact our cash needs if customer growth slows, resulting in reduced capital expenditures, or if customers conserve, resulting in reduced gas purchases and customer billings.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $222 million and $257 million for the six months ended April 30, 2015 and 2014, respectively. Net cash used in investing activities was primarily for utility capital expenditures. Gross utility capital expenditures for the six months ended April 30, 2015 and 2014 were $204.3 million and $236.9 million, respectively, primarily for system integrity projects.

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

In millions	2015	2016	2017
Customer growth and other	$230	$285	$295
System integrity	270	245	295
Total forecasted capital expenditures	$500	$530	$590

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

In June 2014, we executed an agreement to construct approximately 1.5 miles of natural gas transmission pipeline and associated compression to serve Duke Energy Corporation's W.S. Lee power generation facility near Anderson, South Carolina. Our total investment is estimated to be $36 million with expenditures occurring primarily in our fiscal year 2016, and is included in the table above in the line “Customer growth and other.” This agreement is supported by a long-term natural gas service agreement with fixed monthly charges and has a target in-service date of May 2017.

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

	Constitution		ACP
	(24% ownership interest)		(10% ownership interest)
Our total anticipated contributions for project costs	$188.4 million		$450 – $500 million
Anticipated in-service date	second half of 2016		late 2018
Our contributions:
For the six months ended April 30, 2015	$9.7	million	$5.8	million
Over life of project to date	$63.3	million	$5.8	million

In connection with the ACP project, we plan to make additional utility capital investments, predominately in fiscal 2017 and 2018, in our utility natural gas delivery system of approximately $190 million in order to redeliver ACP gas supplies to local North Carolina markets. Of that amount, approximately $170 million is supported by third-party contracts.

Cash Flows from Financing Activities

Net cash used in financing activities was $138.6 million and $120 million for the six months ended April 30, 2015 and 2014, respectively. Funds are primarily provided from long-term debt securities, short-term borrowings, and the issuance of common stock through our dividend reinvestment and stock purchase plan (DRIP) and our employee stock purchase plan (ESPP). We may sell common stock and long-term debt, when market and other conditions favor such long-term financing, to maintain our target capital structure of 40 – 50% equity to total capital. Funds are primarily used to finance capital expenditures, retire long-term debt maturities, pay down outstanding short-term debt, repurchase common stock under the common stock repurchase program when required to maintain target capital structure, pay quarterly dividends on our common stock and for other general corporate purposes.

Outstanding debt under our CP program decreased from $355 million as of October 31, 2014 to $255 million as of April 30, 2015 primarily due to lower utility capital expenditures, lower investments in our equity method investments and lower prices for natural gas purchases resulting in reduced customer billings, also affected by warmer weather with less gas sold to weather-sensitive customers. For further information on short-term debt, see Note 5 to the condensed consolidated financial statements in this Form 10-Q and the previous discussion of “Short-Term Debt” in “Financial Condition and Liquidity.”

In June 2014, we filed a combined debt and equity shelf registration statement with the SEC that became effective on June 6, 2014. The NCUC has approved debt and equity issuances under this shelf registration up to $1 billion during its three-year life. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used to finance capital expenditures, to repay outstanding short-term, unsecured notes under our CP program, to refinance other indebtedness, to repurchase our common stock, to pay dividends and for general corporate purposes. Pending such use, we may temporarily invest any net proceeds that are not applied to the purposes mentioned above in investment-grade securities. As of April 30, 2015, before settlement of the FSA expected in October 2015, we have $750 million remaining for debt and equity issuances as approved by the NCUC. We plan to issue long-term debt and equity capital over fiscal years 2015 and 2016, at such amounts to support our capital investment program and maintain our target capital structure of 50 – 60% in total debt and 40 – 50% in common equity. In addition to issuing common stock under our DRIP and ESPP as described above, we established in January 2015 an ATM program that also includes sales with a forward component. Sales under this ATM program will not exceed an aggregate of $170 million, as market conditions permit, and will be completed by the end of fiscal 2016. Any such shares of our common stock would be offered and sold under our shelf registration statement and related prospectuses.

Our ability to sell common stock up to the specified $170 million limit will depend on a variety of circumstances, including equity market conditions, trading volume in our common stock and other factors outside our control. We cannot predict the timing of any such sales or the aggregate amount of shares that may be sold under the ATM program. In addition, the ATM program allows us to, at our option, sell shares pursuant to forward sale agreements (FSAs) with affiliates of our sales agents (forward counterparty) under the related ATM program sales agreements. Shares sold pursuant to FSAs will settle on dates specified by us, which may be substantially after the sale occurs but not later than October 31, 2016, subject to certain exceptions.

During the six months ended April 30, 2015, under the ATM program, we sold 612,000 shares pursuant to a FSA that must be settled no later than December 15, 2015. Under the terms of the FSA, at our election, we may physically settle in shares, cash or net settle for all or a portion of our obligations under the agreement. We expect to settle by delivering shares. If we physically settle by issuing the shares to the forward counterparty, the forward counterparty will, at settlement, pay us the proceeds less certain adjustments for its sale of the borrowed shares to the underwriters, which is anticipated to be approximately $21.7 million at December 15, 2015. During the quarter ended April 30, 2015, we did not pay any compensation to the sales agents.

We will not recognize the proceeds from the forward sale and will not record the issuance of such shares until the date of settlement. Upon settlement, we will use the net proceeds from this sale of our common stock to finance capital expenditures, repay outstanding notes under the unsecured CP program and for general corporate purposes. As of April 30, 2015, we have approximately $147.4 million remaining under the ATM program.

From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Part II, Item 2 in this Form 10-Q. We do not anticipate repurchasing any of our common stock in our fiscal year 2015.

During the six months ended April 30, 2015 and 2014, we issued $12.9 million and $12.3 million, respectively, of common stock through DRIP and ESPP. Under an underwriting agreement entered into in January 2013, in December 2013, we physically settled two FSAs by issuing 1.6 million shares of our common stock to the forward counterparty and received net proceeds of $47.3 million based on the net settlement price of $30.88 per share, the original offering price, less certain adjustments. For further information on our common stock, see Note 6 to the condensed consolidated financial statements in this Form 10-Q.

We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which certain long-term debt was issued restrict the amount of cash dividends that may be paid. As of April 30, 2015, our ability to pay dividends was not restricted. On June 5, 2015, the Board of Directors declared a quarterly dividend on common stock of $.33 per share, payable July 15, 2015 to shareholders of record at the close of business on June 24, 2015.

Our targeted capitalization ratio is 50 – 60% in total debt and 40 – 50% in common equity. The components of our total debt outstanding (short-term debt and long-term debt) to our total capitalization as of April 30, 2015 and 2014, and October 31, 2014, are summarized in the table below.

	April 30		October 31		April 30
In thousands	2015	Percentage	2014	Percentage	2014	Percentage
Short-term debt	$255,000	8%	$355,000	12%	$370,000	13%
Long-term debt	1,424,443	46%	1,424,430	46%	1,174,860	40%
Total debt	1,679,443	54%	1,779,430	58%	1,544,860	53%
Common stockholders’ equity	1,432,560	46%	1,308,602	42%	1,361,681	47%
Total capitalization (including short-term debt)	$3,112,003	100%	$3,088,032	100%	$2,906,541	100%

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

The lenders under our revolving syndicated credit facility and our unsecured CP program are major financial institutions, all of which have investment-grade credit ratings as of April 30, 2015. It is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal.

As of April 30, 2015, all of our long-term debt was unsecured. Our long-term debt is rated by two rating agencies, Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service (Moody’s). Our current debt ratings are all considered investment grade and are as follows.

	S&P	Moody's
Unsecured long-term debt	A	A2
Commercial paper	A1	P1

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

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of April 30, 2015, there has been no event of default giving rise to acceleration of our debt.

Estimated Future Contractual Obligations

During the three months ended April 30, 2015, there were no material changes to our estimated future contractual obligations in Management’s Discussion and Analysis in this Form 10-Q compared to the disclosure provided in our Form 10-K for the year ended October 31, 2014.

Off-balance Sheet Arrangements

From time to time, we enter into letters of credit, surety bonds and operating leases, as well as credit support arrangements on behalf of wholly-owned subsidiaries that hold our equity-method investments. None of these existing arrangements are material to our results of operations, cash flows or financial position. The letters of credit and surety bonds are discussed in Note 5 and Note 9, respectively, to the condensed consolidated financial statements in this Form 10-Q. The operating leases were discussed in Note 8 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2014. The credit support arrangement is discussed in Note 12 to the condensed consolidated financial statements in this Form 10-Q.

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

In fiscal year 2014, the Board of Directors delegated oversight of our ERM program to the Finance and Enterprise Risk (FER) Committee. All other committees of our Board of Directors have enhanced monitoring of those risks relating to areas where they have oversight responsibility. The Board of Directors approved risk tolerances for our major areas of risk exposure and receives quarterly reports from the FER Committee and annual reports from management.

Our exposure to, and management of, interest rate risk, commodity price risk and weather risk has remained the same during the six months ended April 30, 2015. Our annual discussion of market risk was included in Item 7A of our Form 10-K as of October 31, 2014. Additional information concerning market risk is included in “Financial Condition and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 in this Form 10-Q.

As of April 30, 2015, we had $255 million of short-term debt outstanding as commercial paper at an interest rate of .21%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $1.9 million during the six months ended April 30, 2015.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We have only immaterial litigation or routine litigation in the normal course of business.

Item 1A. Risk Factors

During the six months ended April 30, 2015, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c)	Issuer Purchases of Equity Securities.

The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended April 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
Beginning of the period				2,910,074
2/1/15 – 2/28/15	—	$—	—	2,910,074
3/1/15 – 3/31/15	—	$—	—	2,910,074
4/1/15 – 4/30/15	—	$—	—	2,910,074
Total	—	$—	—
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

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain note agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”), except out of net earnings available for restricted payments. As of April 30, 2015, our ability to pay dividends was not restricted.

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

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Condensed Consolidated Balance Sheets at April 30, 2015 and October 31, 2014; (3) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended April 30, 2015 and 2014; (4) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2015 and 2014; (5) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended April 30, 2015 and 2014; and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc.
(Registrant)

Date June 5, 2015	/s/ Karl W. Newlin
Karl W. Newlin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date June 5, 2015	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller
(Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended April 30, 2015

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