Form 10-Q
period 2016-04-30
PIEDMONT NATURAL GAS CO INC
filed 2016-06-08
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☒No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2016
Common Stock, no par value	81,199,179

Piedmont Natural Gas Company, Inc.
Form 10-Q
for
April 30, 2016

Part I. Financial Information

Item 1. Financial Statements

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	April 30, 2016	October 31, 2015
ASSETS
Utility Plant:
Utility plant in service	$5,565,136	$5,426,584
Less accumulated depreciation	1,301,610	1,251,940
Utility plant in service, net	4,263,526	4,174,644
Construction work in progress	268,689	170,250
Plant held for future use	3,155	3,155
Total utility plant, net	4,535,370	4,348,049
Other Physical Property, at cost (net of accumulated depreciation of $937 in 2016 and $926 in 2015	321	332
Current Assets:
Cash and cash equivalents	12,317	13,744
Trade accounts receivable(1) (less allowance for doubtful accounts of $5,027 in 2016 and $1,648 in 2015)	90,090	59,248
Income taxes receivable	41,275	11,447
Other receivables	13,070	10,667
Unbilled utility revenues	12,073	17,422
Inventories:
Gas in storage	32,110	68,240
Materials, supplies and merchandise	1,227	1,251
Gas purchase derivative assets, at fair value	3,146	1,343
Regulatory assets	57,497	10,936
Prepayments	15,894	28,903
Other current assets	266	344
Total current assets	278,965	223,545
Noncurrent Assets:
Equity method investments in non-utility activities	226,731	206,956
Goodwill	48,852	48,852
Regulatory assets	333,236	196,726
Income taxes receivable	—	26,023
Marketable securities, at fair value	5,073	4,666
Overfunded postretirement asset	29,470	17,770
Other noncurrent assets	6,242	5,439
Total noncurrent assets	649,604	506,432
Total	$5,464,260	$5,078,358

(1) See Note 13 for amounts attributable to affiliates.

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	April 30, 2016	October 31, 2015
CAPITALIZATION AND LIABILITIES
Capitalization:
Stockholders’ equity:
Cumulative preferred stock – no par value – 175 shares authorized	$—	$—
Common stock - no par value - shares authorized: 200,000 shares; outstanding: 81,196 in 2016 and 80,883 in 2015	739,213	721,419
Retained earnings	812,719	705,748
Accumulated other comprehensive loss	(640)	(855)
Total stockholders’ equity	1,551,292	1,426,312
Long-term debt	1,524,113	1,523,677
Total capitalization	3,075,405	2,949,989
Current Liabilities:
Current maturities of long-term debt	40,000	40,000
Short-term debt	390,000	340,000
Trade accounts payable (1)	85,611	99,895
Other accounts payable	31,500	52,149
Accrued interest	28,948	29,488
Customers’ deposits	20,636	20,896
General taxes accrued	15,312	27,940
Gas supply derivative liabilities, at fair value	25,200	—
Regulatory liabilities	8,126	13,367
Other current liabilities	7,558	11,861
Total current liabilities	652,891	635,596
Noncurrent Liabilities:
Deferred income taxes	933,959	829,223
Unamortized federal investment tax credits	947	1,027
Accumulated provision for postretirement benefits	14,965	14,975
Gas supply derivative liabilities, at fair value	139,700	—
Regulatory liabilities	594,922	590,301
Conditional cost of removal obligations	20,259	19,712
Other noncurrent liabilities	31,212	37,535
Total noncurrent liabilities	1,735,964	1,492,773
Commitments and Contingencies (Note 10)
Total	$5,464,260	$5,078,358

(1) See Note 13 for amounts attributable to affiliates.

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30		Six Months Ended April 30
	2016	2015	2016	2015
Operating Revenues (1)	$350,186	$424,924	$811,523	$1,032,196
Cost of Gas (1)	125,822	199,303	300,910	536,505
Margin	224,364	225,621	510,613	495,691
Operating Expenses:
Operations and maintenance	75,508	71,424	146,808	137,574
Depreciation	34,045	31,689	67,730	63,583
General taxes	10,882	10,976	20,804	20,972
Utility income taxes	32,089	36,409	93,999	92,680
Total operating expenses	152,524	150,498	329,341	314,809
Operating Income	71,840	75,123	181,272	180,882
Other Income (Expense):
Income from equity method investments	14,586	15,842	23,787	24,107
Non-operating income	936	631	1,265	1,261
Non-operating expense	(1,511)	(1,197)	(2,238)	(1,897)
Income taxes	(5,835)	(5,916)	(9,212)	(9,180)
Total other income (expense)	8,176	9,360	13,602	14,291
Utility Interest Charges:
Interest on long-term debt	18,823	17,460	37,662	34,950
Allowance for borrowed funds used during construction	(3,292)	(2,804)	(6,097)	(5,076)
Other	1,053	3,425	2,087	5,919
Total utility interest charges	16,584	18,081	33,652	35,793
Net Income	63,432	66,402	161,222	159,380
Other Comprehensive Income (Loss), net of tax:
Unrealized loss from hedging activities of equity method investments, net of tax of ($202) and ($201) for the three months ended April 30, 2016 and 2015, respectively, and ($293) and ($801) for the six months ended April 30, 2016 and 2015, respectively	(324)	(316)	(462)	(1,260)
Reclassification adjustment of realized loss from hedging activities of equity method investments included in net income, net of tax of $107 and $286 for the three months ended April 30, 2016 and 2015, respectively, and $434 and $361 for the six months ended April 30, 2016 and 2015, respectively	170	449	675	566
Net current period benefit activities of equity method investments, net of tax of $1 and ($25) for the three months ended April 30, 2016 and 2015, respectively, and $2 and ($25) for the six months ended April 30, 2016 and 2015, respectively	1	(39)	2	(39)
Total other comprehensive income (loss)	(153)	94	215	(733)
Comprehensive Income	$63,279	$66,496	$161,437	$158,647
Average Shares of Common Stock:
Basic	81,109	78,818	81,035	78,717
Diluted	81,388	79,115	81,324	79,048
Earnings Per Share of Common Stock:
Basic	$0.78	$0.84	$1.99	$2.02
Diluted	$0.78	$0.84	$1.98	$2.02

(1) See Note 13 for amounts attributable to affiliates.

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended April 30
	2016	2015
Cash Flows from Operating Activities:
Net income	$161,222	$159,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,281	69,320
Provision for doubtful accounts	4,065	3,943
Income from equity method investments	(23,787)	(24,107)
Distributions of earnings from equity method investments	14,911	21,465
Deferred income taxes, net	104,513	96,277
Changes in assets and liabilities:
Gas purchase derivatives, at fair value	(1,803)	2,756
Receivables	(32,516)	(19,015)
Inventories	36,154	29,681
Settlement of legal asset retirement obligations	(3,196)	(2,225)
Regulatory assets	(187,340)	15,553
Other assets	12,799	24,472
Accounts payable	(28,758)	(16,535)
Contributions to benefit plans	(10,264)	(10,528)
Accrued/deferred postretirement benefit costs	(1,445)	705
Gas supply derivatives, at fair value	164,900	—
Regulatory liabilities	(8,887)	17,987
Other liabilities	(18,100)	(4,796)
Net cash provided by operating activities	255,749	364,333
Cash Flows from Investing Activities:
Utility capital expenditures	(254,070)	(204,336)
Allowance for borrowed funds used during construction	(6,097)	(5,076)
Contributions to equity method investments	(20,085)	(15,495)
Distributions of capital from equity method investments	9,544	1,119
Proceeds from sale of property	584	357
Investments in marketable securities	(415)	(838)
Other	7,082	2,311
Net cash used in investing activities	(263,457)	(221,958)

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended April 30
	2016	2015
Cash Flows from Financing Activities:
Net borrowings (repayments) – commercial paper	$50,000	$(100,000)
Expenses related to issuance of debt	(1,174)	(1)
Issuance of common stock through dividend reinvestment and employee stock plans	11,859	12,886
Dividends paid	(54,310)	(51,169)
Other	(94)	(352)
Net cash provided by (used in) financing activities	6,281	(138,636)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,427)	3,739
Cash and Cash Equivalents at Beginning of Period	13,744	9,643
Cash and Cash Equivalents at End of Period	$12,317	$13,382

Cash Paid During the Period for:
Interest	$40,081	$35,492
Income Taxes:
Income taxes paid	$3,361	$1,978
Income taxes refunded	173	530
Income taxes, net	$3,188	$1,448
Noncash Investing and Financing Activities:
Accrued capital expenditures	$52,798	$34,772

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance, October 31, 2014	78,531	$636,835	$672,004	$(237)	$1,308,602
Net Income			159,380		159,380
Other Comprehensive Loss				(733)	(733)
Common Stock Issued	452	16,775			16,775
Expenses from Issuance of Common Stock		(358)			(358)
Tax Benefit from Dividends Paid on ESOP Shares			63		63
Dividends Declared ($.65 per share)			(51,169)		(51,169)
Balance, April 30, 2015	78,983	$653,252	$780,278	$(970)	$1,432,560

Balance, October 31, 2015	80,883	$721,419	$705,748	$(855)	$1,426,312
Net Income			161,222		161,222
Other Comprehensive Income				215	215
Common Stock Issued	313	17,864			17,864
Expenses from Issuance of Common Stock		(70)			(70)
Tax Benefit from Dividends Paid on ESOP Shares			59		59
Dividends Declared ($.67 per share)			(54,310)		(54,310)
Balance, April 30, 2016	81,196	$739,213	$812,719	$(640)	$1,551,292

See notes to condensed consolidated financial statements.

Piedmont Natural Gas Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Significant Accounting Policies

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the year ended October 31, 2015. Our accounting policies are described in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2015. There were no significant changes to those accounting policies during the six months ended April 30, 2016.

Unaudited Interim Financial Information

The condensed consolidated financial statements have not been audited. We have prepared the unaudited condensed consolidated financial statements under the rules of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America are omitted in this interim report under these SEC rules and regulations. The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the statement of financial position as of April 30, 2016 and October 31, 2015, the results of operations for the three months and six months ended April 30, 2016 and 2015, and cash flows and stockholders’ equity for the six months ended April 30, 2016 and 2015.

Seasonality and Use of Estimates

Our business is seasonal in nature. The results of operations for the three months and six months ended April 30, 2016 do not necessarily reflect the results to be expected for the full year.

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

For the fair value measurements of our derivatives and marketable securities, see Note 9 to the condensed consolidated financial statements in this Form 10-Q. For the fair value measurements of our benefit plan assets, see Note 10 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2015. For further information on our fair value methodologies, see “Fair Value Measurements” in Note 1 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2015. Effective in our first quarter 2016, we have long-dated, fixed quantity natural gas supply contracts for our utility operations which are accounted for as derivatives. We have classified these contracts as Level 3 in the fair value hierarchy, as the inputs are generally unobservable due to the tenure of the contracts and the absence of market quoted observable data. In the absence of actively quoted prices or if we believe that observable pricing is not indicative of fair value, judgment is required to develop the estimates of fair value. In determining the fair value, we use a discounted cash flow technique to calculate our valuation. We incorporate the following inputs and assumptions in our model: contract volume, forward market prices from third party pricing services with an evaluation of pricing information on active and inactive markets, price correlations, pricing projections, time value, fuel assumptions and credit adjusted risk free rate of return. There were no significant changes to these fair value methodologies during the three months ended April 30, 2016.

On a quarterly basis, or when events or changes in circumstances indicate, we evaluate our investments in our equity method investments for impairment. Each investment is recorded at cost plus post-acquisition contributions and earnings based on our ownership share less any distributions as received from the joint venture investment, and if applicable, less any impairment in value of the investment. Given the nature of our equity method investment, our assessment may include a discounted cash flow income approach, including consideration of qualitative factors or events or circumstances which could affect the fair value. To the extent the analysis indicates a decline in fair value, we consider both the severity and duration of any decline in our evaluation as to whether an other-than-temporary impairment (OTTI) has occurred. Our key inputs involve significant management judgments and estimates, including projections of the entity’s cash flows, selection of a discount rate and probability weighting of potential outcomes of any legal or regulatory proceedings or other events affecting the investment. For further information, see Note 13 to the condensed consolidated financial statements in this Form 10-Q.

Recently Issued Accounting Standards Update (ASU)

Guidance	Description	Effective date	Effect on the financial statements or other significant matters
ASU 2014-09, May 2014, Revenue from Contracts with Customers (Topic 606), including subsequent ASUs clarifying the guidance
Under the new standard, entities will recognize revenue to depict the transfer of goods and services to customers in amounts that reflect consideration expected to be received in exchange for those goods or services. In doing so, more judgment and estimates may be needed than under current guidance. The disclosure requirements will provide information about the nature, amount, timing and uncertainty of revenue and cash flows from an entity’s contracts with customers. An entity may choose to adopt the new standard on either a full retrospective basis (practical expedients available) or through a cumulative effect adjustment to retained earnings as of the start of the first period of adoption.

Annual periods (and interim periods within those periods) beginning after December 15, 2017 (beginning November 1, 2018 for us), with early adoption permitted for annual periods beginning after December 15, 2016.

We are currently evaluating the effect on our financial position, results of operations and cash flows, as well as the transition approach we will take. The evaluation includes identifying revenue streams by like contracts to allow for ease of implementation. In our evaluation, we are monitoring the development of guidance from our industry.

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
ASU 2016-02, February 2016, Leases (Topic 842)
Under the new standard, entities will recognize right-of-use (ROU) assets and related liabilities on the balance sheet for leases with a term greater than one year. Amortization of the ROU asset will be accounted for using: (1) the finance lease approach, or (2) the operating lease approach. Under the finance lease approach, the ROU asset will be amortized on a straight-line basis with the amortization and the interest on the lease liability presented separately in the income statement. Under the operating lease approach, a single straight-line expense will be presented in the income statement. Qualitative and quantitative disclosures are required to enable a user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach, including the option to elect practical expedients, is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements at the date of initial application.
		Annual periods (and interim periods within those periods) beginning after December 15, 2018 (November 1, 2019 for us), with early adoption permitted.	We are currently evaluating the effect on our financial position, results of operations and cash flows.
ASU 2016-09, March 2016, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The amendment is intended to simplify several areas of accounting for share-based compensation arrangements. The standard requires that all tax effects of share-based payments at settlement (or expiration) be recorded in the income statement at the time the tax effects arise. The standard also clarifies that excess tax benefits of share-based payments should be classified along with other income tax cash flows as an operating activity in the statement of cash flows, permits employers to withhold shares upon settlement of an award to satisfy an employee's tax liability up to the employee's maximum individual interest tax rate in the relevant jurisdiction without resulting in liability classification of the award with the cash paid by employers classified as a financing activity in the statement of cash flows and permits entities to make an accounting policy election to estimate or use actual forfeitures when recognizing share-based compensation expense.

Annual periods (and interim periods within those periods) beginning after December 15, 2016 (November 1, 2017 for us). Early adoption is permitted in any interim or annual period if all amendments are adopted in that period with any adjustments reflected as of the beginning of the fiscal year that includes the interim period.

We are currently evaluating the effect on our financial position, results of operations and cash flows.

Reclassifications and Changes in Presentation

A reclassification has been made to the prior year Condensed Consolidated Balance Sheets to conform with the current year presentation. In our first fiscal quarter, we early adopted ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU eliminated the current requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified balance sheet and replaced it with a noncurrent classification of deferred tax assets and liabilities. While the guidance would have been effective for us beginning November 1, 2017, we elected to adopt this guidance effective November 1, 2015 to simplify our presentation of deferred tax assets and liabilities.

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

2.	Proposed Acquisition by Duke Energy Corporation

On October 24, 2015, we entered into an Agreement and Plan of Merger (Merger Agreement) with Duke Energy Corporation (Duke Energy) and Forest Subsidiary, Inc. (Merger Sub), a new wholly owned subsidiary of Duke Energy. The Merger Agreement provides for the merger of the Merger Sub with and into Piedmont, with Piedmont surviving as a wholly owned subsidiary of Duke Energy (the Acquisition). At the effective time of the Acquisition, subject to receipt of required regulatory approvals and meeting specified customary closing conditions, each share of Piedmont common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $60 in cash per share, without interest, less any applicable withholding taxes. Upon consummation of the Acquisition, Piedmont common stock will be delisted from the New York Stock Exchange (NYSE).

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

In connection with this transaction, during the three months and six months ended April 30, 2016, we recorded Acquisition-related integration expenses of $.5 million and $2.1 million, respectively, for costs paid to outside parties, which are reflected in “Operations and maintenance” in “Operating Expenses” in the Condensed Consolidated Statements of Comprehensive Income. These amounts do not include the cost of company personnel participating in Acquisition-related integration planning activities. Also during the three months and six months ended April 30, 2016, we recorded incremental share-based compensation expense of $.5 million and $5.5 million, respectively, from the accelerated vesting, payment and taxation of certain share-based awards for our President and Chief Executive Officer (CEO) and other eligible officers and participants with the issuance of restricted nonvested shares of our common stock in December 2015. These share-based plan costs are reflected in "Operations and maintenance" and related payroll taxes in "General taxes" in "Operating Expenses" in the Condensed Consolidated Statements of Comprehensive Income. For further information on these accelerated share-based transactions, see Note 12 to the condensed consolidated financial statements in this Form 10-Q.

3.	Regulatory Matters

Rate Regulated Basis of Accounting

Regulatory assets and liabilities in the Condensed Consolidated Balance Sheets as of April 30, 2016 and October 31, 2015 are as follows.

In thousands	April 30, 2016	October 31, 2015
Regulatory Assets:
Current:
Unamortized debt expense on reacquired debt	$238	$238
Amounts due from customers	22,212	—
Environmental costs	1,519	1,513
Deferred operations and maintenance expenses	875	847
Deferred pipeline integrity expenses	3,470	3,470
Deferred pension and other retirement benefit costs	2,757	2,757
Robeson liquefied natural gas (LNG) development costs	318	381
Derivatives - gas supply contracts held for utility operations	25,200	—
Other	908	1,730
Total current	57,497	10,936
Noncurrent:
Unamortized debt expense on reacquired debt	4,547	4,666
Environmental costs	4,340	5,107
Deferred operations and maintenance expenses	3,553	3,997
Deferred pipeline integrity expenses	30,733	29,824
Deferred pension and other retirement benefit costs	18,198	17,861
Amounts not yet recognized as a component of pension and other retirement benefit costs	111,541	114,854
Regulatory cost of removal asset	19,642	19,087
Robeson LNG development costs	—	127
Derivatives - gas supply contracts held for utility operations	139,700	—
Other	982	1,203
Total noncurrent	333,236	196,726
Total	$390,733	$207,662

Regulatory Liabilities:
Current:
Amounts due to customers	$8,126	$13,367
Noncurrent:
Regulatory cost of removal obligations	529,745	521,478
Deferred income taxes	65,097	68,738
Amounts not yet recognized as a component of pension and other retirement benefit costs	80	85
Total noncurrent	594,922	590,301
Total	$603,048	$603,668

Rate Oversight and Rate and Regulatory Actions

North Carolina

In November 2015, we filed a petition with the NCUC seeking authority, under the approved integrity management rider (IMR) mechanism, to change our rates effective December 1, 2015 to collect a total of $40.9 million in annual IMR margin revenues based on IMR-eligible capital investments in integrity and safety projects through September 30, 2015. In December 2015, the NCUC approved the requested IMR rate increase. In February 2016, the NCUC Public Staff filed their IMR audit report for the capital investment period through September 30, 2015, proposing an immaterial reduction in IMR margin for refund to customers, which we began recording in January 2016. In May 2016, we filed a petition to update our rates effective June 1, 2016 to collect an additional $7.4 million in annual IMR margin revenues from that approved by the NCUC in December 2015.

The June 2016 rate adjustment was based on $74.9 million of IMR-eligible capital investments in integrity and safety projects over the six-month period ended March 31, 2016. In May 2016, the NCUC approved the requested IMR rate increase.

In January 2016, we and Duke Energy filed a joint application with the NCUC seeking regulatory approval of the Acquisition. A hearing is scheduled for July 18, 2016 on this matter.

In March 2016, we filed a petition with the NCUC requesting approval of deferred accounting treatment for certain distribution integrity management program expenses. We proposed this accounting treatment as an extension of the regulatory asset accounting treatment approved by the NCUC in December 2004 for our transmission integrity management program expenses. We are waiting on a ruling from the NCUC at this time.

South Carolina

In June 2016, we filed testimony with the Public Service Commission of South Carolina (PSCSC) in support of our annual review of purchased gas adjustment and gas purchasing policies for the twelve months ended March 31, 2016. A hearing is scheduled for July 14, 2016.

Tennessee

In August 2015, we filed an annual report with the TRA reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2015 under the Tennessee Incentive Plan (TIP). In March 2016, the TRA’s audit staff submitted their report, including immaterial adjustments, with which we concurred. In April 2016, the TRA approved and adopted the audit staff’s report.

In November 2015, we filed an annual report for the twelve months ended June 30, 2014 with the TRA that reflected the transactions in the deferred gas cost account for the Actual Cost Adjustment (ACA) mechanism. In February 2016, the TRA approved its audit staff's report concluding that we correctly implemented our purchased gas adjustment (PGA) rider as calculated in the ACA in accordance with TRA rules.

In January 2016, we and Duke Energy filed a joint application with the TRA seeking approval on or before April 30, 2016 of a transfer of Piedmont's Tennessee operating license effective at the closing of the Acquisition pursuant to state statute due to the change in control. In March 2016, the TRA approved the transfer contingent upon NCUC approval of the Acquisition.

In February 2016, we filed an annual report for the twelve months ended June 30, 2015 with the TRA that reflected the transactions in the deferred gas cost account for the ACA mechanism. We are waiting on a ruling from the TRA at this time.

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

A reconciliation of basic and diluted EPS, which includes contingently issuable shares that could affect EPS if performance units ultimately vest and any FSAs settle, for the three months and six months ended April 30, 2016 and 2015 is presented below.

	Three Months		Six Months
In thousands, except per share amounts	2016	2015	2016	2015
Net Income	$63,432	$66,402	$161,222	$159,380

Average shares of common stock outstanding for basic earnings per share	81,109	78,818	81,035	78,717
Contingently issuable shares under ICP awards	71	279	94	302
Contingently issuable restricted nonvested shares under accelerated ICP awards	182		182
Contingently issuable shares under FSAs	26	18	13	29
Average shares of dilutive stock	81,388	79,115	81,324	79,048

Earnings Per Share of Common Stock:
Basic	$0.78	$0.84	$1.99	$2.02
Diluted	$0.78	$0.84	$1.98	$2.02

We accelerated the issuance of shares of common stock under approved ICP awards as permitted under the terms of the Merger Agreement. This acceleration resulted in the issuance of 181,944 restricted nonvested shares of our common stock in December 2015, plus 1,092 and 1,094 restricted nonvested shares of our common stock from the reinvestment of dividends on these shares in January 2016 and April 2016, respectively. These restricted nonvested shares of our common stock are included in the calculation of diluted earnings per share in the table above but excluded in basic earnings per share and shares of our common stock outstanding because of their restricted nonvested nature. For further information on the acceleration of these shares of our common stock under our employee share-based plans, see Note 12 to the condensed consolidated financial statements in this Form 10-Q.

5.	Long-Term Debt Instruments

The NCUC approved debt and equity issuances under an effective debt and equity shelf registration statement up to $1 billion through June 6, 2017. As of April 30, 2016, we have $544.1 million remaining for debt and equity issuances as approved by the NCUC. For further information on equity transactions, see Note 7 to the condensed consolidated financial statements in this Form 10-Q. Unless otherwise specified at the time such securities are offered for sale, the net proceeds from the sale of the securities will be used to finance capital expenditures, to repay outstanding short-term, unsecured notes under our commercial paper (CP) program, to refinance other indebtedness, to repurchase our common stock, to pay dividends and for general corporate purposes.

Our long-term debt as of April 30, 2016 and October 31, 2015 is presented below.

In thousands	April 30, 2016	October 31, 2015
Principal	$1,575,000	$1,575,000
Unamortized debt issuance expenses and discounts	(10,887)	(11,323)
Total	1,564,113	1,563,677
Less current maturities	40,000	40,000
Total long-term debt	$1,524,113	$1,523,677

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross default provisions in all of our debt agreements.

6.	Short-Term Debt Instruments

We have an $850 million five-year revolving syndicated credit facility that expires on December 14, 2020 that has an option to request an expansion up to an additional $200 million. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount. The facility provides a line of credit for letters of credit of $10 million, of which $1.7 million and $1.6 million were issued and outstanding as of April 30, 2016 and October 31, 2015, respectively. These letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. The credit facility bears interest based on the 30-day London Interbank Offered Rate (LIBOR) plus from 75 to 112.5 basis points, based on our credit ratings. Amounts borrowed are continuously renewable until the expiration of the facility in 2020, provided that we are in compliance with all terms of the agreement.

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

As of April 30, 2016, we had $390 million of notes outstanding under the CP program, as included in “Short-term debt” in “Current Liabilities” in the Condensed Consolidated Balance Sheets, with original maturities ranging from 8 to 14 days from their dates of issuance at a weighted average interest rate of .58%. As of October 31, 2015, our outstanding notes under the CP program, included in the Condensed Consolidated Balance Sheets as stated above, were $340 million at a weighted average interest rate of .22%.

We did not have any borrowings under the revolving syndicated credit facility for the six months ended April 30, 2016. A summary of the short-term debt activity under our CP program for the three months and six months ended April 30, 2016 is as follows.

In millions	Three Months	Six Months
Minimum amount outstanding during period	$375	$340
Maximum amount outstanding during period	$490	$500
Minimum interest rate during period	.52%	.20%
Maximum interest rate during period	.62%	.75%
Weighted average interest rate during period	.58%	.51%

Our five-year revolving syndicated credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 56% at April 30, 2016.

7.	Stockholders’ Equity

Capital Stock

Changes in common stock for the six months ended April 30, 2016 are as follows.

In thousands	Shares	Amount
Balance, October 31, 2015	80,883	$721,419
Issued to participants in the Employee Stock Purchase Plan (ESPP)	11	632
Issued to participants in the Dividend Reinvestment and Stock Purchase Plan	173	9,807
Issued to participants in the ICP	129	7,425
Costs from issuance of common stock		(70)
Balance, April 30, 2016	81,196	$739,213

Under our effective combined debt and equity shelf registration statement, we established an at-the-market (ATM) equity sales program, including a forward sale component. On January 7, 2015, we entered into separate ATM Equity Offering Sales Agreements (Sales Agreements) with Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill) and J.P. Morgan Securities LLC (JP Morgan), in their capacity as agents and/or as principals (Agents). Under the terms of the Sales Agreements, we may issue and sell, through either of the Agents, shares of our common stock, up to an aggregate sales price of $170 million (subject to certain exceptions) through the end of fiscal year 2016.

In addition to the issuance and sale of shares by us through the Agents, we may also enter into FSAs with affiliates of the Agents as Forward Purchasers. In connection with each FSA, the Forward Purchasers will, at our request, borrow from third parties and, through the Agents, sell a number of shares of our common stock equal to the number of shares underlying the FSA as its hedge. We expect to enter into another FSA through July 29, 2016.

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

Under a FSA that we executed with Merrill on March 11, 2016, 620,000 shares were borrowed from third parties and sold by Merrill, from March 14, 2016 to April 22, 2016, at a weighted average share price of $59.66, net of adjustments. Based on the weighted average share price at the end of the trading period, the initial forward price was $58.76.

Under the terms of these FSAs, at our election, we may physically settle in shares, cash or net settle for all or a portion of our obligation under the agreements. We expect to settle by delivering shares. At our election, we intend to physically settle the shares under these agreements prior to the closing date of the Acquisition or October 31, 2016, whichever occurs first.

In accordance with accounting guidance, we have classified the FSAs as equity transactions because the FSAs are indexed to our own stock and physical settlement is within our control. As a result of this classification, no amounts will be recorded in the consolidated financial statements until settlement of the FSAs.

Upon physical settlement of the FSAs, delivery of our shares will result in dilution to our EPS at the settlement date or dates. In quarters prior to any settlement date, any dilutive effect of the FSAs on our EPS could occur during periods when the average market price per share of our common stock is above the per share adjusted forward sale prices described above. See Note 4 to the condensed consolidated financial statements in this Form 10-Q for the dilutive effect of the FSAs on our EPS at April 30, 2016 with the inclusion of the incremental shares in our average shares of dilutive stock as calculated under the treasury stock method.

If we had settled the FSAs by delivery of the combined 980,000 shares of our common stock to the forward counterparties as of April 30, 2016, we would have received net proceeds of approximately $56.8 million. Upon settlement, we intend to use the net proceeds from these FSAs to finance capital expenditures, to repay outstanding short-term unsecured notes under our CP program and for general corporate purposes.

Cash dividends paid per share of common stock for the three months and six months ended April 30, 2016 and 2015 are as follows.

	Three Months		Six Months
	2016	2015	2016	2015
Cash dividends paid per share of common stock	$0.34	$0.33	$0.67	$0.65

Other Comprehensive Income (Loss)

Our OCIL is a part of our accumulated OCIL and is comprised of hedging activities and benefit activities from our equity method investments. For further information on these hedging activities by our equity method investments, see Note 13 to the condensed consolidated financial statements in this Form 10-Q. Changes in each component of accumulated OCIL are presented below for the three months and six months ended April 30, 2016 and 2015.

	Changes in Accumulated OCIL(1)
	Three Months		Six Months
In thousands	2016	2015	2016	2015
Accumulated OCIL beginning balance, net of tax	$(487)	$(1,064)	$(855)	$(237)
Hedging activities of equity method investments:
OCIL before reclassifications, net of tax	(324)	(316)	(462)	(1,260)
Amounts reclassified from accumulated OCIL, net of tax	170	449	675	566
Total current period activity of hedging activities of equity method investments, net of tax	(154)	133	213	(694)
Net current period benefit activities of equity method investments, net of tax	1	(39)	2	(39)
Accumulated OCIL ending balance, net of tax	$(640)	$(970)	$(640)	$(970)

(1) Amounts in parentheses indicate debits to accumulated OCIL.

A reconciliation of the effect on certain line items of net income on amounts reclassified out of each component of accumulated OCIL is presented below for the three months and six months ended April 30, 2016 and 2015.

	Reclassification Out of Accumulated OCIL (1)				Affected Line Items on Condensed Statements of Comprehensive Income
	Three Months		Six Months
In thousands	2016	2015	2016	2015
Hedging activities of equity method investments	$277	$735	$1,109	$927	Income from equity method investments
Income tax expense	(107)	(286)	(434)	(361)	Income taxes
Hedging activities of equity method investments	170	449	675	566
Net benefit activities of equity method investments	2	(64)	4	(64)	Income from equity method investments
Income tax expense	(1)	25	(2)	25	Income taxes
Net benefit activities of equity method investments	1	(39)	2	(39)
Total reclassification for the period, net of tax	$171	$410	$677	$527

(1) Amounts in parentheses indicate debits to accumulated OCIL.

8.	Marketable Securities

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

The money market investments in the trusts approximate fair value due to the short period of time to maturity. The fair values of the equity securities are based on quoted market prices as traded on the exchanges. The composition of these securities as of April 30, 2016 and October 31, 2015 is as follows.

	April 30, 2016		October 31, 2015
In thousands	Cost	Fair Value	Cost	Fair Value
Current trading securities:
Money markets	$26	$26	$51	$51
Mutual funds	79	105	114	185
Total current trading securities	105	131	165	236
Noncurrent trading securities:
Money markets	579	579	465	465
Mutual funds	4,176	4,494	3,625	4,201
Total noncurrent trading securities	4,755	5,073	4,090	4,666
Total trading securities	$4,860	$5,204	$4,255	$4,902

9.	Financial Instruments and Related Fair Value

Derivative Assets and Liabilities under Master Netting Arrangements

We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans with the purchase of financial gas call option derivative instruments (gas purchase options). The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts of our gas purchase options. We use long position gas purchase options to provide some level of protection for our customers in the event of significant commodity price increases. As of April 30, 2016 and October 31, 2015, we had long gas purchase options providing total coverage of 29 million dekatherms and 34.7 million dekatherms, respectively. The long gas purchase options held at April 30, 2016 are for the period from June 2016 through April 2017.

Derivative Assets and Liabilities - Gas Supply Contracts

We enter into forward gas supply contracts to provide diversification, reliability and gas cost benefits to our customers as part of our diversified gas supply portfolio. We evaluate all of our gas supply contracts at inception to determine if they meet the definition of a derivative in accordance with accounting guidance, whether any derivative contracts qualify as "normal purchases and normal sales" and would not be subject to fair value accounting requirements, or if they can be designated for hedge accounting purposes. Effective in the period ended January 31, 2016, we have certain long-dated, fixed quantity forward gas supply contracts that meet the definition of derivative instruments that should be recorded at fair value. We have included gas supply contracts requiring fair value accounting in "Gas supply derivative liabilities, at fair value" in "Current Liabilities" and "Noncurrent Liabilities" in the Condensed Consolidated Balance Sheets. As these contracts have been entered into for our regulated utility operations, and as commodity costs are recoverable through our PGA clauses in the jurisdictions in which we operate, we have recorded the offset to an applicable regulatory asset.

Fair Value Measurements and Quantitative and Qualitative Disclosures

We use gas purchase options as financial instruments that are not designated as hedges for accounting purposes to mitigate commodity price risk for our customers. Based on our continual evaluation under derivative accounting standards of contracts added to our supply portfolio, we have determined that certain of these long-dated, fixed quantity gas supply contracts that became effective in the period ended January 31, 2016 should be recorded at fair value.

The costs of our gas cost hedging plans for natural gas and all other costs related to hedging activities of our regulated gas costs are recorded in accordance with our regulatory tariffs approved by our state regulatory commissions, and thus are not accounted for as designated hedging instruments under derivative accounting standards. As required by the accounting guidance, we present our derivative positions at fair value on a gross basis and have only asset positions for all periods presented for the fair value of our gas purchase options held for our utility operations. There are no gas purchase options in a liability position, and we have posted no cash collateral nor received any cash collateral under our master netting arrangements. Therefore, we have no offsetting disclosures for financial assets or liabilities for our gas purchase options held for utility operations. Our gas purchase options held for utility operations are held with one broker as our counterparty. We have only liability positions for our gas supply derivative contracts presented at fair value that are held for our utility operations.

We also have trading securities that are held in rabbi trusts established for certain deferred compensation plans and are included in “Marketable securities, at fair value” in “Noncurrent Assets” in the Condensed Consolidated Balance Sheets. Securities classified within Level 1 include funds held in money market and mutual funds which are highly liquid and are actively traded on the exchanges.

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

The following table sets forth, by level of the fair value hierarchy, our financial and nonfinancial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2016 and October 31, 2015. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the three months ended April 30, 2016 and 2015.

Recurring Fair Value Measurements as of April 30, 2016
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Collateral Receivables / Payables	Total Carrying Value
Assets:
Derivatives - gas purchase options held for utility operations	$3,146	$—	$—	$—	$3,146
Debt and equity securities held as trading securities:
Money markets	605	—	—	—	605
Mutual funds	4,599	—	—	—	4,599
Total fair value assets	$8,350	$—	$—	$—	$8,350

Liabilities:
Derivatives - gas supply contracts held for utility operations	$—	$—	$164,900	$—	$164,900

Recurring Fair Value Measurements as of October 31, 2015
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Collateral Receivables / Payables	Total Carrying Value
Assets:
Derivatives - gas purchase options held for utility operations	$1,343	$—	$—	$—	$1,343
Debt and equity securities held as trading securities:
Money markets	516	—	—	—	516
Mutual funds	4,386	—	—	—	4,386
Total fair value assets	$6,245	$—	$—	$—	$6,245

In our discounted cash flow valuation, our unobservable input was the price of natural gas in future periods past the observable market price, commencing in the middle of the contract terms. The unobservable prices of our gas supply derivative contracts in the mid to later years of contract terms ranged from $2.75 to $4.97 per dekatherm.

The fair value of our gas supply derivative contracts is sensitive to the pricing differential of various natural gas indexes relevant to those particular contracts. An increased market price spread between the indexes would increase the fair value of the derivative and result in an unrealized loss, while conversely, a decreased market price spread would decrease the fair value of the derivative and result in an unrealized gain.

The following is a reconciliation of the gas supply derivative liabilities that are classified as Level 3 in the fair value hierarchy for the three months and six months ended April 30, 2016.

In thousands	Three Months	Six Months
Gas supply derivative liabilities, beginning balance	$155,300	$—
Realized and unrealized losses:
Recorded to regulatory assets *	9,600	164,900
Purchases, sales and settlements (net)	—	—
Transfer in/out of Level 3	—	—
Gas supply derivative liabilities, ending balance	$164,900	$164,900

* Included are the actual costs recorded in "Cost of Gas" in the Condensed Consolidated Statements of Comprehensive Income due to the confidential nature of contract pricing.

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

Our regulated utility segment gas purchase options are used in accordance with programs filed with or approved by the NCUC, the PSCSC and the TRA to hedge the impact of market fluctuations in natural gas prices. These gas purchase options are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net gains and losses related to these gas purchase options are reflected in purchased gas costs and ultimately passed through to customers through our PGA procedures. In accordance with accounting provisions for rate-regulated activities, the operation of the hedging programs of the regulated utility segment as a result of the use of these gas purchase options is initially deferred as amounts due from customers included as “Regulatory Assets” or amounts due to customers included as “Regulatory Liabilities” in Note 3 to the condensed consolidated financial statements in this Form 10-Q and recognized in the Condensed Consolidated Statements of Comprehensive Income as a component of “Cost of Gas” when the related costs are recovered through our rates. These gas purchase options are exchange-traded derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1.

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

The following table presents the fair value and balance sheet classification of our gas purchase options and gas supply derivative contracts for natural gas as of April 30, 2016 and October 31, 2015.

Fair Value of Derivative Instruments

	April 30,	October 31,
In thousands	2016	2015
Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:
Asset Financial Instruments:
Current Assets – Gas purchase derivative assets	$3,146
Current Assets – Gas purchase derivative assets		$1,343
Nonfinancial Liability Instruments:
Current Liabilities – Gas supply derivative liabilities	$25,200
Noncurrent Liabilities – Gas supply derivative liabilities	139,700

The following table presents the impact that our gas purchase options not designated as hedging instruments under derivative accounting standards would have had on the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended April 30, 2016 and 2015, absent the regulatory treatment under our approved PGA procedures.

	Amount of Loss Recognized on Derivative Instruments and Deferred Under PGA Procedures				Location of Loss Recognized through PGA Procedures
	Three Months Ended April 30		Six Months Ended April 30
In thousands	2016	2015	2016	2015
Gas purchase options	$(1,640)	$(1,731)	$(3,542)	$(2,289)	Cost of Gas

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

We would have recorded an unrealized loss of $9.6 million and $164.9 million related to our gas supply derivative contracts in the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended April 30, 2016, respectively, absent regulatory provisions for rate-regulated activities. We recognize the actual costs of our gas supply derivative contracts in the Condensed Consolidated Statements of Comprehensive Income as a component of "Cost of Gas" in the month purchased.

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

In thousands	Principal	Fair Value
As of April 30, 2016	$1,575,000	$1,772,924
As of October 31, 2015	1,575,000	1,720,586

Credit and Counterparty Risk

Information regarding our credit and counterparty risk is set forth in Note 8 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2015. During the three months ended April 30, 2016, there were no material changes in our credit and counterparty risk.

We enter into contracts with third parties to buy and sell natural gas. A significant portion of these transactions are with, or are associated with, energy producers, utility companies, off-system municipalities and natural gas marketers. The amount included in “Trade accounts receivable” in “Current Assets” in the Condensed Consolidated Balance Sheets attributable to these entities amounted to $10.8 million, or approximately 11%, of our gross trade accounts receivable as of April 30, 2016. Our policy requires counterparties to have an investment-grade credit rating at the time of the contract, or in situations where counterparties do not have investment-grade or functionally equivalent credit ratings, our policy requires credit enhancements that include letters of credit or parental guaranties. In either circumstance, our policy specifies limits on the contract amount and duration based on the counterparty’s credit rating and/or credit support. In order to minimize our exposure, we continually re-evaluate third-party creditworthiness and market conditions and modify our requirements accordingly.

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

Long-term Contracts

We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. Costs arising from the gas supply commodity and capacity commitments, while significant, are pass-through costs to our customers and are fully recoverable subject to our PGA procedures and prudence reviews in North Carolina and South Carolina and under the TIP in Tennessee. The time periods for fixed payments under pipeline and storage capacity contracts are up to twenty years. The time periods for fixed payments of reservation fees under gas supply contracts are up to one year. The time periods for the gas supply purchase commitments is up to fifteen years. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service are up to five years. Other purchase obligations consist primarily of commitments for pipeline products, equipment and contractors.

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

Letters of Credit

We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $1.7 million in letters of credit that were issued and outstanding as of April 30, 2016. Additional information concerning letters of credit is included in Note 6 to the condensed consolidated financial statements in this Form 10-Q.

Surety Bonds

In the normal course of business, we are occasionally required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on commercial obligations. We have agreements that indemnify certain issuers of surety bonds against losses that they may incur as a result of executing surety bonds on our behalf. If we were to fail to perform according to the terms of the underlying contract, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. As of April 30, 2016, we had open surety bonds with a total contingent obligation of $6.5 million.

Environmental Matters

Our three regulatory commissions have authorized us to utilize deferral accounting in connection with costs for environmental assessments and cleanups. Accordingly, we have established regulatory assets for actual environmental costs incurred and have recorded estimated environmental liabilities, including those for our manufactured gas plant (MGP) sites, LNG facilities and underground storage tanks (USTs). There were no material changes in the status of environmental-related matters during the six months ended April 30, 2016.

As of April 30, 2016, our estimated undiscounted environmental liability totaled $1 million, and consisted of $.9 million for MGP sites for which we retain responsibility and $.1 million for the USTs and the Huntersville LNG facility. The costs we reasonably expect to incur are estimated using assumptions based on actual costs incurred, the timing of future payments and inflation factors, among others.

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

Beginning in fiscal year 2016, we changed the methodology we use to calculate the periodic net benefit cost for our defined benefit pension plan. We replaced the zero-coupon spot rate yield curve as the basis to estimate the service and interest cost components with a full yield curve methodology. This methodology applies specific spot rates along the yield curve to determine the benefit obligations of the relevant projected cash flows. This change improves the correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of service and interest costs. This change did not affect the measurement of our total benefit obligation as the change in the service and interest costs is completely offset by the actuarial (gain) loss reported. We accounted for this change as a change in estimate and, accordingly, accounted for it prospectively beginning in 2016.

Components of the net periodic benefit cost for our defined benefit pension plans and our other postretirement employee benefits (OPEB) plan for the three months ended April 30, 2016 and 2015 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2016	2015	2016	2015	2016	2015
Service cost	$2,750	$3,050	$—	$—	$294	$295
Interest cost	2,400	2,975	39	52	321	369
Expected return on plan assets	(6,000)	(5,925)	—	—	(442)	(459)
Amortization of prior service (credit) cost	(550)	(550)	52	58	(83)	—
Amortization of actuarial loss	2,100	2,050	21	21	115	7
Total	$700	$1,600	$112	$131	$205	$212

Components of the net periodic benefit cost for our defined benefit pension plans and our OPEB plan for the six months ended April 30, 2016 and 2015 are presented below.

	Qualified Pension		Nonqualified Pension		Other Benefits
In thousands	2016	2015	2016	2015	2016	2015
Service cost	$5,500	$6,100	$—	$—	$589	$591
Interest cost	4,800	5,950	79	104	641	738
Expected return on plan assets	(12,000)	(11,850)	—	—	(884)	(919)
Amortization of prior service (credit) cost	(1,100)	(1,100)	104	115	(166)	—
Amortization of actuarial loss	4,200	4,100	40	43	230	15
Total	$1,400	$3,200	$223	$262	$410	$425

In November 2015, we contributed $10 million to the qualified pension plan, and in January 2016, we contributed $1.8 million to the money purchase pension plan. During the six months ended April 30, 2016, we contributed $.3 million to the nonqualified pension plans. We anticipate that we will contribute the following additional amounts to our plans in 2016.

In thousands
Nonqualified pension plans	$257
OPEB plan	1,300

We have a non-qualified defined contribution restoration plan (DCR plan) for certain officers at the vice president level and above where benefits payable under the plan are informally funded annually. For the six months ended April 30, 2016, we contributed $.5 million to this plan. Participants may not contribute to the DCR plan. We have a voluntary deferral compensation plan for the benefit of all director-level employees and officers, where we make no contributions to this plan. Both deferred compensation plans are funded through rabbi trusts with a bank as the trustee. As of April 30, 2016, we have a liability of $5.4 million for these plans.

See Note 8 and Note 9 to the condensed consolidated financial statements in this Form 10-Q for information on the investments in marketable securities that are held in the trusts.

12.	Employee Share-Based Plans

Liability Plans

Under our shareholder approved ICP, eligible officers and other participants are awarded units that pay out depending upon the level of performance achieved by Piedmont during three-year incentive plan performance periods. We have granted three series of awards, each with a three-year performance period ending October 31, 2016 (2016 plan), October 31, 2017 (2017 plan) and October 31, 2018 (2018 plan). Distribution of those awards may be made in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation. These plans require that a minimum threshold performance level be achieved in order for any award to be distributed. For the three months and six months ended April 30, 2016 and 2015, we recorded compensation expense, and as of April 30, 2016 and October 31, 2015, we accrued a liability for these awards based on the fair market value of our stock at the end of each quarter. The liability is re-measured to market value each quarter and at the settlement date. The award with the performance period that ended October 31, 2015 was paid out to participants in December 2015. The 2016 plan and 2017 plan were accelerated as authorized by the Compensation Committee of our Board of Directors as discussed below.

The 2018 plan was approved subsequent to the execution of the Merger Agreement with Duke Energy. Under the Merger Agreement, the 2018 plan performance awards will be converted into Duke Energy restricted stock unit awards (Duke Energy RSU Award) upon consummation of the Acquisition. Vesting under the Duke Energy RSU Award will be subject to the participant remaining continuously employed by Duke Energy or its affiliates through the performance period ending October 31, 2018. The Duke Energy RSU Award will be subject to 100% accelerated vesting upon certain types of terminations of employment and prorated accelerated vesting upon retirement.

Also under our approved ICP, 64,700 nonvested restricted stock units (RSUs) were granted to our President and CEO in December 2011. During the five-year vesting period, any dividend equivalents accrue on these stock units and are converted into additional units at the same rate and based on the closing price on the same payment date as dividends on our common stock. The RSUs vest, payable in the form of shares of common stock and withholdings for payment of applicable taxes on the compensation, over a five-year period only if he is an employee on each vesting date. In accordance with the vesting schedule,

20% of the units vested on December 15, 2014 and 30% of the units vested on December 15, 2015. The remaining 50% of the units that vest on December 15, 2016 (2016 RSU) were accelerated as authorized by the Compensation Committee of our Board of Directors as discussed below. For the three months and six months ended April 30, 2016 and 2015, we recorded compensation expense, and as of April 30, 2016 and October 31, 2015, we accrued a liability for nonvested RSUs, as applicable, based on the fair market value of our stock at the end of the quarter. The liability is re-measured to market value each quarter and at the settlement date.

The December 15, 2015 vesting covered 30% of the grant, including accrued dividends, for a total of 22,434 shares of common stock. After withholdings of $.6 million for federal and state income taxes, our President and CEO received 11,732 shares of our common stock at the NYSE composite closing price on December 14, 2015 of $56.85 per share.

The compensation expense related to the incentive compensation plans for the three months and six months ended April 30, 2016 and 2015, and the amounts recorded as liabilities in “Other noncurrent liabilities” in “Noncurrent Liabilities” with the current portion recorded in “Other current liabilities” in “Current Liabilities” in the Condensed Consolidated Balance Sheets as of April 30, 2016 and October 31, 2015 are presented below.

	Three Months		Six Months
In thousands	2016	2015	2016	2015
Compensation expense	$1,636	$1,050	$7,866	$3,279

	April 30, 2016	October 31, 2015
Liability	$10,484	$22,037

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

Ownership Interests

We have the following membership interests in these companies as of April 30, 2016 and October 31, 2015.

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

Related Party Transactions
We have related party transactions as a customer of our investments. For each period of the three months and six months ended April 30, 2016 and 2015, these gas costs and the amounts we owed to our equity method investees as of April 30, 2016 and October 31, 2015 are as follows.

Related Party	Type of Expense	Cost of Gas (1)				Trade accounts payable (2)
		Three Months		Six Months		April 30, 2016	October 31, 2015
In thousands		2016	2015	2016	2015
Cardinal	Transportation costs	$2,149	$2,135	$4,352	$4,349	$717	$744
Hardy Storage	Gas storage costs	2,322	2,322	4,645	4,645	774	774
Pine Needle	Gas storage costs	2,773	2,840	5,606	5,776	924	955
Totals		$7,244	$7,297	$14,603	$14,770	$2,415	$2,473

(1) In the Condensed Consolidated Statements of Comprehensive Income.
(2) In the Condensed Consolidated Balance Sheets.

We have related party transactions as we sell wholesale gas supplies to SouthStar. For each period of the three months and six months ended April 30, 2016 and 2015, our operating revenues from these sales and the amounts SouthStar owed us as of April 30, 2016 and October 31, 2015 are as follows.

	Operating Revenues (1)				Trade accounts receivable (2)
	Three Months		Six Months		April 30, 2016	October 31, 2015
In thousands	2016	2015	2016	2015
Operating revenues	$195	$187	$252	$583	$1	$183

(1) In the Condensed Consolidated Statements of Comprehensive Income.
(2) In the Condensed Consolidated Balance Sheets.

Other Information

SouthStar

In accordance with the SouthStar limited liability company agreement, upon the announcement of the Acquisition, we delivered a notice of change of control to Georgia Natural Gas Company (GNGC). On December 9, 2015, GNGC delivered to us a written notice electing to purchase our entire 15% interest in SouthStar, subject to and effective with the consummation of the Acquisition. On February 12, 2016, we entered into a letter agreement with GNGC for the purchase of our interest for $160 million cash. The letter agreement provides that we and GNGC will execute a definitive agreement for the purchase, which will include the satisfaction of customary closing conditions and obtaining regulatory approvals or consents necessary to consummate the purchase of our interest.

Constitution

A subsidiary of The Williams Companies is the operator of the pipeline. The total estimated cost of the project is $1.1 billion, including an allowance for funds used during construction (AFUDC).

On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution has filed legal actions in the U.S District Court for the Northern District of New York and in the U.S Court of Appeals for the Second Circuit challenging the legality and appropriateness of the NYSDEC’s decision. Both courts have granted Constitution's motions to expedite the schedules for the legal actions.

Constitution has stated that it remains steadfastly committed to pursuing the project and that it intends to pursue all available options to challenge the NYSDEC's decision. In light of the denial of the certification, Constitution has revised its target in-service date to the second half of 2018, assuming that the challenge process is satisfactorily and promptly concluded.

Our investment in Constitution totaled $94.8 million as of April 30, 2016. We evaluated our investment in the Constitution project for OTTI when the NYSDEC denied Constitution’s application for the water quality certification. Our impairment assessment used a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our key inputs involve significant management judgments and estimates, including projections of the project’s cash flows, selection of a discount rate and probability weighting of potential outcomes of legal and regulatory proceedings. At this time, we believe we do not have an OTTI and have not recorded any impairment charge to reduce the carrying value of our investment. Our evaluation considered that the pending legal and regulatory proceedings are at very early stages given the recent actions of the NYSDEC in late April 2016. Further, the courts have granted Constitution's motions to expedite the schedules for the legal actions. However, to the extent that the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is not viable or does not go forward as legal and regulatory actions progress, our conclusions with respect to OTTI could change and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital. We will continue to monitor and update our OTTI analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.

We believe that the denial of the certification and resulting delay in the project’s in-service date will not have a material impact on the Acquisition by Duke Energy that is expected to close by the end of 2016.

Pending the outcome of the matters described above, and when construction proceeds, we remain committed to fund the project in an amount in proportion to our ownership interest for the development and construction of the new pipeline, which is expected to cost approximately $955 million, excluding AFUDC, subject to the terms of the LLC agreement. Our total anticipated contributions are approximately $229.3 million. As of April 30, 2016, our contributions for the quarter and fiscal year 2016 were $5 million and $9.7 million, respectively, with our total equity contribution for the project totaling $82.4 million to date. The capacity of the pipeline is 100% subscribed under fifteen-year service agreements with two Marcellus producer-shippers with a negotiated rate structure.

ACP

A subsidiary of Dominion Resources, Inc. (Dominion) is the operator of the pipeline. The total cost of the project is expected to be between $4.5 billion to $5 billion, excluding financing costs. Members anticipate obtaining project financing for 60% of the total costs during the construction period, and a project capitalization ratio of 50% debt and 50% equity when operational.

We have committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline. As of April 30, 2016, our contributions for the quarter and fiscal year 2016 were $5.9 million and $10.4 million, respectively, with our total equity contributions for the project totaling $21 million to date.

ACP is regulated by the FERC and subject to state and other federal approvals with a target in-service date of late 2018. The capacity of ACP is substantially subscribed by affiliates of the members of ACP and another utility under twenty-year contracts.

ACP filed its application in September 2015 to request FERC authorization to construct and operate the project facilities under the previously FERC-approved pre-filing process, including the environmental review for the natural gas pipeline. FERC approval of the application of the certificate of public convenience and necessity is expected by mid-2017 with construction projected to begin in summer of 2017.

On April 15, 2016, Dominion, on behalf of ACP, filed an updated application with the FERC. The filing included, among other items, updated alignment sheets, tables and information regarding the alternative routes adopted by the partners since filing a certificate application in September.

On March 2, 2015, ACP entered into a Precedent Agreement with Dominion Transmission, Inc. (DTI) for supply header transportation services. Under the Precedent Agreement, ACP is required to provide assurance of its ability to meet its financial obligations to DTI. DTI has informed ACP that ACP, independent of its members, is not currently creditworthy as required by DTI’s FERC Gas Tariff. ACP requested that its members provide proportionate assurance of ACP’s ability to meet its financial obligations under the Precedent Agreement, which the Piedmont member provided through an Equity Contribution Agreement between Piedmont and ACP where Piedmont committed to make funds available to the Piedmont member for it to pay and perform its obligations under the ACP Limited Liability Company Agreement. This commitment is capped at $15.2 million.

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

On October 24, 2015, Piedmont entered into a Merger Agreement with Duke Energy. The ACP limited liability company agreement includes provisions that grant Dominion an option, exercisable following consummation of the Acquisition, to purchase additional ownership interests in ACP from Duke Energy to maintain a majority ownership percentage relative to all other members. After consummation of the Acquisition, Duke Energy, together with our ownership, would have a 50% membership interest unless Dominion exercises its option.

14.	Variable Interest Entities

As of April 30, 2016, we have determined that we are not the primary beneficiary under variable interest entity (VIE) accounting guidance in any of our equity method investments, as presented in Note 13 to the condensed consolidated financial statements in this Form 10-Q. Based on our involvement in these investments, we do not have the power to direct the activities of these investments that most significantly impact the VIE’s economic performance, and we will continue to apply equity method accounting to these investments.

Our maximum loss exposure related to these equity method investments is limited to our equity investment in each entity included in "Equity method investments in non-utility activities" in "Noncurrent Assets" in the Condensed Consolidated Balance Sheets. As of April 30, 2016 and October 31, 2015, our investment balances are as follows.

In thousands	April 30, 2016	October 31, 2015
Cardinal	$14,625	$15,083
Pine Needle	17,512	18,396
SouthStar	37,811	41,325
Hardy Storage	41,064	39,706
Constitution	94,828	82,403
ACP	20,891	10,043
Total equity method investments in non-utility activities	$226,731	$206,956

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

Operations by segment for the three months and six months ended April 30, 2016 and 2015 are presented below.

	Regulated Utility		Regulated Non-Utility Activities		Unregulated Non-Utility Activities		Total
In thousands	2016	2015	2016	2015	2016	2015	2016	2015
Three Months
Revenues from external customers	$350,186	$424,924	$—	$—	$—	$—	$350,186	$424,924
Margin	224,364	225,621	—	—	—	—	224,364	225,621
Operations and maintenance expenses	75,508	71,424	17	20	13	9	75,538	71,453
Income from equity method investments	—	—	3,574	3,577	11,012	12,265	14,586	15,842
Operating income (loss) before income taxes	103,929	111,532	(17)	(20)	(18)	(14)	103,894	111,498
Income before income taxes	86,805	92,918	3,557	3,557	10,994	12,252	101,356	108,727
Six Months
Revenues from external customers	$811,523	$1,032,196	$—	$—	$—	$—	$811,523	$1,032,196
Margin	510,613	495,691	—	—	—	—	510,613	495,691
Operations and maintenance expenses	146,808	137,574	33	51	68	47	146,909	137,672
Income from equity method investments	—	—	8,265	7,348	15,522	16,759	23,787	24,107
Operating income (loss) before income taxes	275,271	273,562	(33)	(51)	(156)	(135)	275,082	273,376
Income before income taxes	240,835	237,318	8,232	7,297	15,366	16,625	264,433	261,240

Reconciliations to the condensed consolidated statements of comprehensive income for the three months and six months ended April 30, 2016 and 2015 are presented below.

	Three Months		Six Months
In thousands	2016	2015	2016	2015
Operating Income:
Segment operating income before income taxes	$103,894	$111,498	$275,082	$273,376
Utility income taxes	(32,089)	(36,409)	(93,999)	(92,680)
Regulated non-utility activities operating loss before income taxes	17	20	33	51
Unregulated non-utility activities operating loss before income taxes	18	14	156	135
Operating income	$71,840	$75,123	$181,272	$180,882

Net Income:
Income before income taxes for reportable segments	$101,356	$108,727	$264,433	$261,240
Income taxes	(37,924)	(42,325)	(103,211)	(101,860)
Total	$63,432	$66,402	$161,222	$159,380

16.	Subsequent Events

We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. All subsequent events of which we are aware were evaluated. For information on subsequent event disclosure items related to regulatory matters, see Note 3 to the condensed consolidated financial statements in this Form 10-Q.

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

Forward-Looking Statements

This report, as well as other documents we file with the Securities and Exchange Commission (SEC), may contain forward-looking statements. In addition, our senior management and other authorized spokespersons may make forward-looking statements in print or orally to analysts, investors, the media and others. These statements are based on management’s current expectations from information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. On October 24, 2015, we entered into an Agreement and Plan of Merger (Merger Agreement) with Duke Energy Corporation (Duke Energy) and Forest Subsidiary, Inc. (Merger Sub), a new wholly owned subsidiary of Duke Energy. The Merger Agreement provides for the merger of the Merger Sub with and into Piedmont, with Piedmont surviving as a wholly owned subsidiary of Duke Energy (the Acquisition). Factors that may make the actual results differ from anticipated results include, but are not limited to the following, as well as those discussed in Part II. Item 1A. Risk Factors, including those related to the Acquisition by Duke Energy that are more fully discussed in Note 2 to the condensed consolidated financial statements in this Form 10-Q:

•	Economic conditions in our markets.

•	Wholesale price of natural gas.

•	Availability of adequate interstate pipeline transportation capacity and natural gas supply.

•	Regulatory actions at the state level that impact our ability to earn a reasonable rate of return and fully recover our operating costs on a timely basis.

•	Competition from other companies that supply energy.

•	Changes in the regional economies, politics, regulations and weather patterns of the three states in which our operations are concentrated.

•	Costs of complying or effect of noncompliance with state and federal laws and regulations that are applicable to us.

•	Effect of climate change, carbon neutral or energy efficiency legislation or regulations on costs and market opportunities.

•	Weather conditions.

•	Operational interruptions to our gas distribution and transmission activities.

•	Inability to complete necessary or desirable pipeline expansion or infrastructure development projects.

•	Elevated levels of capital expenditures.

•	Changes to our credit ratings.

•	Availability and cost of capital.

•	Federal and state fiscal, tax and monetary policies.

•	Ability to generate sufficient cash flows to meet all our cash needs.

•	Ability to satisfy all of our outstanding debt obligations.

•	Ability of counterparties to meet their obligations to us.

•	Costs of providing pension benefits.

•	Earnings and losses from the joint venture businesses in which we invest.

•	Ability to attract and retain professional and technical employees.

•	Cybersecurity breaches or failure of technology systems.

•	Ability to obtain and maintain sufficient insurance.

•	Change in number of outstanding shares.

•	Certain risks and uncertainties associated with the Acquisition, including, without limitation:

•	the possibility that the Acquisition does not close due to the failure to satisfy the closing conditions, including, but not limited to, a failure to obtain the required regulatory approvals;

•	delays caused by the required regulatory approvals, which may delay the Acquisition or cause the companies to abandon the transaction;

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

We operate with three reportable business segments, regulated utility, regulated non-utility activities and unregulated non-utility activities, with the regulated utility segment being the largest. Our utility operations are regulated by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC) and the Tennessee Regulatory Authority (TRA) as to rates, service area, adequacy of service, safety standards, extensions and abandonment of facilities, accounting and depreciation. The NCUC also regulates us as to the issuance of long-term debt and equity securities. Factors critical to the success of the regulated utility segment include operating a safe and reliable natural gas distribution system and the ability to recover the costs and expenses of the business in the rates charged to customers. The regulated non-utility activities segment consists of our equity method investments in joint venture regulated energy-related pipeline and storage businesses that are held by our wholly-owned subsidiaries. The unregulated non-utility activities segment consists primarily of our equity method investment in SouthStar Energy Services LLC (SouthStar) that is held by a wholly-owned subsidiary. For further information on equity method investments and business segments, see Note 13 and Note 15, respectively, to the condensed consolidated financial statements in this Form 10-Q. The percentages of the assets as of April 30, 2016 and earnings before taxes by segments for the six months ended April 30, 2016 are presented below.

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

In all three states, the gas cost portion of our costs is recoverable through purchased gas adjustment (PGA) procedures and is not affected by the margin decoupling mechanism or the WNA mechanism. Through the use of various tariff mechanisms and fixed-rate contracts, we are able to achieve a higher degree of margin stabilization. For further information on state commission regulation, see Note 3 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2015. The following table presents the breakdown of our gas utility margin for the six months ended April 30, 2016 and 2015.

	2016	2015
Fixed margin (from margin decoupling in North Carolina, facilities charges to our customers,
Tennessee and North Carolina IMRs and fixed-rate contracts)	75%	73%
Semi-fixed margin (RSA in South Carolina and WNA in South Carolina and Tennessee)	17%	18%
Volumetric or periodic renegotiation (including secondary marketing activity)	8%	9%
Total	100%	100%

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

Executive Summary
Financial Performance – Quarter Ended 2016 Compared with Quarter Ended 2015
The following tables provide a comparison of the components of comprehensive income and statistical information for the three months ended April 30, 2016 as compared with the three months ended April 30, 2015.
Comprehensive Income Statement Components

	Three Months Ended April 30
In thousands, except per share amounts	2016	2015	Variance	Percent Change
Operating Revenues	$350,186	$424,924	$(74,738)	(18)%
Cost of Gas	125,822	199,303	(73,481)	(37)%
Margin	224,364	225,621	(1,257)	(1)%
Operations and Maintenance	75,508	71,424	4,084	6%
Depreciation	34,045	31,689	2,356	7%
General Taxes	10,882	10,976	(94)	(1)%
Utility Income Taxes	32,089	36,409	(4,320)	(12)%
Total Operating Expenses	152,524	150,498	2,026	1%
Operating Income	71,840	75,123	(3,283)	(4)%
Other Income (Expense), net of tax	8,176	9,360	(1,184)	(13)%
Utility Interest Charges	16,584	18,081	(1,497)	(8)%
Net Income	$63,432	$66,402	$(2,970)	(4)%
Average Shares of Common Stock:
Basic	81,109	78,818	2,291	3%
Diluted	81,388	79,115	2,273	3%
Earnings Per Share of Common Stock:
Basic	$0.78	$0.84	$(0.06)	(7)%
Diluted	$0.78	$0.84	$(0.06)	(7)%

Margin by Customer Class

	Three Months Ended April 30
In thousands	2016		2015
Sales and Transportation:
Residential	$124,486	56%	$121,181	54%
Commercial	56,461	25%	55,775	25%
Industrial	13,483	6%	12,855	6%
Power Generation	19,186	9%	19,363	8%
For Resale	3,065	1%	2,522	1%
Total	216,681	97%	211,696	94%
Secondary Market Sales	4,702	2%	10,397	5%
Miscellaneous	2,981	1%	3,528	1%
Total	$224,364	100%	$225,621	100%

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Three Months Ended April 30
	2016	2015	Variance	Percent Change
Deliveries in Dekatherms (in thousands):
Residential	17,705	22,813	(5,108)	(22)%
Commercial	11,916	14,556	(2,640)	(18)%
Industrial	25,196	25,360	(164)	(1)%
Power Generation	79,965	60,005	19,960	33%
For Resale	1,977	2,398	(421)	(18)%
Throughput	136,759	125,132	11,627	9%
Secondary Market Volumes	18,160	9,815	8,345	85%
Customers Billed (at period end)	1,043,382	1,027,917	15,465	2%
Gross Residential, Commercial and Industrial Customer Additions	4,001	3,611	390	11%
Degree Days
Actual	1,008	1,322	(314)	(24)%
Normal	1,182	1,176	6	1%
Percent (warmer) colder than normal	(15)%	12%	n/a	n/a
Number of Employees (at period end)	1,923	1,932	(9)	—%
We closed our second quarter with a 4% decrease in net income. Margin decreased 1% due to lower margin sales from secondary market transactions and warmer weather, partially offset by IMR rate adjustments and customer growth. The margin earned from power generation customers is largely based on fixed monthly demand charge contracts and does not vary significantly based on the volumes transported. Operations and maintenance (O&M) expense increased 6% primarily due to increases in payroll and contract labor, partially offset by a decrease in employee benefits. Depreciation increased 7% primarily due to increases in plant in service. Other Income (Expense) and utility interest charges decreased 13% and 8%, respectively. Other Income (Expense) decreased due to a decline in income from equity method investments. Utility interest charges decreased as a result of recording interest income on net amounts due from customers compared with interest expense in the prior year, partially offset by additional interest from an increase in long-term debt outstanding.

Financial Performance – Six Months Ended 2016 Compared with Six Months Ended 2015
The following tables provide a comparison of the components of comprehensive income and statistical information for the six months ended April 30, 2016 as compared with the six months ended April 30, 2015.

Comprehensive Income Statement Components
	Six Months Ended April 30
In thousands, except per share amounts	2016	2015	Variance	Percent Change
Operating Revenues	$811,523	$1,032,196	$(220,673)	(21)%
Cost of Gas	300,910	536,505	(235,595)	(44)%
Margin	510,613	495,691	14,922	3%
Operations and Maintenance	146,808	137,574	9,234	7%
Depreciation	67,730	63,583	4,147	7%
General Taxes	20,804	20,972	(168)	(1)%
Utility Income Taxes	93,999	92,680	1,319	1%
Total Operating Expenses	329,341	314,809	14,532	5%
Operating Income	181,272	180,882	390	—%
Other Income (Expense), net of tax	13,602	14,291	(689)	(5)%
Utility Interest Charges	33,652	35,793	(2,141)	(6)%
Net Income	$161,222	$159,380	$1,842	1%
Average Shares of Common Stock:
Basic	81,035	78,717	2,318	3%
Diluted	81,324	79,048	2,276	3%
Earnings Per Share of Common Stock:
Basic	$1.99	$2.02	$(0.03)	(1)%
Diluted	$1.98	$2.02	$(0.04)	(2)%

Margin by Customer Class
	Six Months Ended April 30
In thousands	2016		2015
Sales and Transportation:
Residential	$292,446	57%	$279,665	57%
Commercial	129,562	25%	124,649	25%
Industrial	27,891	6%	26,032	5%
Power Generation	38,456	8%	38,608	8%
For Resale	6,253	1%	5,164	1%
Total	494,608	97%	474,118	96%
Secondary Market Sales	11,127	2%	15,950	3%
Miscellaneous	4,878	1%	5,623	1%
Total	$510,613	100%	$495,691	100%

Gas Deliveries, Customers, Weather Statistics and Number of Employees

	Six Months Ended April 30
	2016	2015	Variance	Percent Change
Deliveries in Dekatherms (in thousands):
Residential	41,957	54,285	(12,328)	(23)%
Commercial	27,145	32,945	(5,800)	(18)%
Industrial	52,162	52,625	(463)	(1)%
Power Generation	149,220	120,717	28,503	24%
For Resale	4,267	5,348	(1,081)	(20)%
Throughput	274,751	265,920	8,831	3%
Secondary Market Volumes	34,690	20,984	13,706	65%
Customers Billed (at period end)	1,043,382	1,027,917	15,465	2%
Gross Residential, Commercial and Industrial Customer Additions	8,673	8,503	170	2%
Degree Days
Actual	2,463	3,267	(804)	(25)%
Normal	3,023	3,015	8	—%
Percent (warmer) colder than normal	(19)%	8%	n/a	n/a
Number of Employees (at period end)	1,923	1,932	(9)	—%
We closed the first half of fiscal year 2016 with a 1% increase in net income. Margin increased 3% due to IMR rate adjustments and customer growth, partially offset by lower margin sales from secondary market transactions and warmer weather. O&M expenses and depreciation expense both increased 7%. The increase in O&M expenses was related to increases in payroll and direct and indirect Acquisition-related expenses. Depreciation was higher due to increases in plant in service. Utility interest charges decreased 6% as a result of recording interest income on net amounts due from customers compared with interest expense in the prior year, partially offset by additional interest from an increase in long-term debt outstanding.

Financial Strength and Flexibility – In order to prudently fund our investment in growth and our ongoing capital needs, we continue to execute our financing program to optimize and reduce our cost of capital, preserve our liquidity and strong balance sheet and protect our high quality credit ratings with a goal of maintaining a total debt to capital ratio between 50% and 60%. In January and March 2016, we entered into forward sale agreements (FSAs) under our at-the-market (ATM) equity sales program that was established in January 2015. The timing and volume of sales under this program cannot be predicted with certainty and may be affected by factors outside our control, but will not exceed an aggregate of $170 million from January 2015 through the end of fiscal 2016. We continue to rely on our commercial paper (CP) program to meet our short-term liquidity needs.

Managing Gas Supplies and Prices – Our gas supply acquisition strategy is regularly reviewed and adjusted to ensure that we have adequate and reliable supplies of competitively priced natural gas to meet the needs of our utility customers. In order to provide additional diversification, reliability and gas cost benefits to our customers, we have long-term supply and capacity contracts to buy and transport more of our gas supplies from the Marcellus shale basin in Pennsylvania for our markets in the Carolinas. These competitive long-term sources of gas supply became available during the winter 2015 – 2016 season from the Williams – Transco Leidy Southeast expansion project and its Virginia Southside expansion project and replaced other sources of gas within our supply portfolio, supporting our supply diversification strategy. Additional gas supplies from diverse gas supply basins in central West Virginia are anticipated to be available for the winter 2018 – 2019 season under a long-term pipeline capacity firm transportation agreement with Atlantic Coast Pipeline, LLC (ACP) upon completion of the project.

Customer Growth – We continued to have solid customer growth in the second quarter. Affordable and stable wholesale natural gas costs continue to favorably position natural gas relative to other energy sources. Continued targeted marketing programs on the benefits of natural gas should help us to sustain growth comparable to prior years. Residential conversion growth has slowed compared to demand for residential new home construction, impacting growth in these markets during the current period as compared to the same prior period as presented below.

	2016	2015	Percent Change
Residential new home construction	6,352	5,915	7%
Residential conversion	1,350	1,619	(17)%
Commercial	969	967	—%
Industrial	2	2	—%
Total new customers	8,673	8,503	2%

We forecast gross customer growth of approximately 1.6 – 2% for fiscal 2016. Overall, total net customers billed increased 1.5% for the six months ended April 30, 2016 as compared to the same period in 2015.

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

In millions	North Carolina		Tennessee
Incremental annual margin revenue - 2014 IMR	$1.0	(1)	$13.1
Incremental annual margin revenue - 2015 IMR	24.4	(1)	6.5
Incremental annual margin revenue - 2016 IMR (2)	15.5		1.7
Total cumulative incremental annual margin revenue as of April 30, 2016 (3)	$40.9	(1)	$21.3

Amount recorded during three months ended April 30, 2016	$13.1		$7.8
Amount recorded during six months ended April 30, 2016	25.6		15.9

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

(2) In May 2016, the NCUC approved an additional $7.4 million in annual margin revenues effective June 1, 2016.
(3) IMR recovery periods in both jurisdictions do not align with our fiscal year. For further information on these periods, see Note 3 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2015.

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

Equity Method Investments – Our investments in complementary energy-related businesses continue to be an attractive way to generate earnings growth and long-term shareholder returns. We are a member of two ventures that propose to construct interstate natural gas pipelines, subject to the jurisdiction of the FERC. We are a 24% equity member of Constitution Pipeline Company LLC (Constitution) that plans to transport natural gas produced from the Marcellus shale basin in Pennsylvania to northeast markets. We are a 10% equity member of ACP that plans to transport diverse northeastern gas supplies into southeastern markets. The project would also require us to expand our utility natural gas delivery system in eastern North Carolina to provide redelivery of ACP volumes to retail natural gas markets. Having a second major interstate pipeline in the state will enhance the reliability and diversity of gas supplies to our Carolina market area. For further information on our anticipated contributions for these project costs, anticipated in-service dates, contributions made to date and project updates, and our assessment of our investment in Constitution, see "Cash Flows from Investing Activities" in this Form 10-Q. For further information on equity method investments and business segments, see Note 13 and Note 15, respectively, to the condensed consolidated financial statements in this Form 10-Q.

Proposed Acquisition by Duke Energy – In October 2015, we entered into a Merger Agreement with Duke Energy. At the effective time of the Acquisition, subject to receipt of required regulatory approvals and meeting specified customary closing conditions, each share of Piedmont common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $60 in cash per share, without interest, less any applicable withholding taxes. For further information on the Acquisition, see "Forward Looking Statements" in Item 2 and Note 2, Note 3 and Note 13 to the condensed consolidated financial statements in this Form 10-Q. In the Merger Agreement, we agreed to covenants, none of which we expect to materially impact our financial condition or results of operations, affecting the conduct of our business between the date of the Merger Agreement and the effective date of the Acquisition. We anticipate the Acquisition to close in 2016.

On November 6, 2015, Thomas E. Skains, Chairman, President and Chief Executive Officer of Piedmont, notified our Board of Directors and Duke Energy of his intent to terminate his employment and retire from Piedmont effective, and contingent, upon the closing of the Acquisition.

On December 18, 2015, Frank Yoho, our Senior Vice President - Commercial Operations, was designated by Duke Energy to lead its natural gas operations, including our gas operations, when the Acquisition is closed.

Several required conditions for completion of the Acquisition have been obtained. In December 2015, the Federal Trade Commission granted early termination of the 30-day waiting period for the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In January 2016, the Acquisition was approved by 66.8% of eligible outstanding shares of common stock held by our shareholders.

Required filings were made with our state regulatory commissions in January 2016. We and Duke Energy filed a joint application with the NCUC seeking regulatory approval of the Acquisition. We and Duke Energy filed a joint application seeking approval from the TRA to transfer our operating license to Duke Energy. In March 2016, the TRA approved the transfer contingent upon NCUC approval of the Acquisition. We and Duke Energy discussed the Acquisition of Piedmont with the PSCSC.

In accordance with the SouthStar limited liability company agreement, upon the announcement of the Acquisition, we delivered a notice of change of control to Georgia Natural Gas Company (GNGC). On December 9, 2015, GNGC delivered to us a written notice electing to purchase our entire 15% interest in SouthStar, subject to and effective with the consummation of the Acquisition. On February 12, 2016, we entered into a letter agreement with GNGC for the purchase of our interest for $160 million cash. The letter agreement provides that we and GNGC will execute a definitive agreement for the purchase, which will include the satisfaction of customary closing conditions and obtaining regulatory approvals or consents necessary to consummate the purchase of our interest.

Additional information on operating results for the three months and six months ended April 30, 2016 follows.

Operating Revenues

Changes in operating revenues for the three months and six months ended April 30, 2016 compared with the same periods in 2015 are presented below.
Changes in Operating Revenues - Increase (Decrease)

In millions	Three Months	Six Months
Residential and commercial customers	$(71.0)	$(249.7)
Industrial customers	(2.2)	(7.0)
Power generation customers	(0.4)	(0.4)
Secondary market	(37.2)	(55.6)
Margin decoupling mechanism	22.1	53.4
WNA mechanisms	9.2	20.1
IMR mechanisms	4.8	18.8
Other revenue	—	(0.3)
Total	$(74.7)	$(220.7)

•
Residential and commercial customers – the decreases for the three months and six months are due to lower consumption from warmer weather and lower wholesale gas costs passed through to customers, slightly offset by customer growth.

•	Industrial customers – the decreases for the three months and six months are due to lower wholesale gas costs passed through to customers and lower volumes from warmer weather.

•
Secondary market – the decreases for the three months and six months are due to lower margin sales prices, slightly offset by increased volumes. Secondary market transactions consist of off-system sales and capacity release and asset management arrangements that are a part of our regulatory gas supply management program with regulatory-approved sharing mechanisms between our utility customers and our shareholders.

•
Margin decoupling mechanism – the increases for the three months and six months are primarily related to warmer weather in North Carolina as compared to the prior periods. As discussed in “Overview,” the margin decoupling mechanism in North Carolina adjusts for variations in residential and commercial use per customer, including those due to weather and conservation.

•
WNA mechanisms – the increases for the three months and six months are primarily related to warmer weather in South Carolina and Tennessee as compared to the prior periods. As discussed in “Overview,” the WNA mechanisms partially offset the impact of colder- or warmer-than-normal weather on bills rendered.

•
IMR mechanisms – the increases for the three months and six months are due to the IMR rate adjustments in Tennessee, effective in January 2015 and 2016, and North Carolina, effective in February 2015 and December 2015.

Cost of Gas

Changes in cost of gas for the three months and six months ended April 30, 2016 compared with the same periods in 2015 are presented below.
Changes in Cost of Gas - Increase (Decrease)

In millions	Three Months	Six Months
Commodity gas costs passed through to sales customers	$(55.7)	$(149.9)
Commodity gas costs in secondary market transactions	(31.5)	(50.8)
Pipeline demand charges	1.3	—
Regulatory-approved gas cost mechanisms	12.4	(34.9)
Total	$(73.5)	$(235.6)

•
Commodity gas costs passed through to sales customers – the decreases for the three months and six months are primarily due to lower consumption from warmer weather and lower wholesale gas costs passed through to sales customers, slightly offset by customer growth.

•	Commodity gas costs in secondary market transactions – the decreases for the three months and six months are primarily due to lower average wholesale gas costs, slightly offset by increased volumes.

•
Pipeline demand charges – the increase for the three months is due to increased demand costs, slightly offset by increased capacity release revenues and asset manager payments. The six month comparability is due to increased demand costs offset by increased capacity release revenues and asset manager payments.

•
Regulatory-approved gas cost mechanisms – the increase for the three months is primarily due to an increase in commodity gas cost true-ups and other regulatory mechanisms, partially offset by demand true-ups. The decrease for the six months is primarily due to a decrease in commodity gas cost and demand true-ups, partially offset by other regulatory mechanisms.

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

Margin

Margin, rather than revenues, is used by management to evaluate utility operations due to the regulatory pass through of changes in wholesale commodity gas costs. Our utility margin is defined as natural gas revenues less natural gas commodity costs and fixed gas costs for transportation and storage capacity. It is the component of our revenues that is established in general rate cases and is designed to cover our utility operating expenses and our return of and on our utility capital investments and related taxes. Our commodity gas costs accounted for 27% of revenues for the six months ended April 30, 2016, and our pipeline transportation and storage costs accounted for 8%.

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

Changes in margin for the three months and six months ended April 30, 2016 compared with the same periods in 2015 are presented below.
Changes in Margin - Increase (Decrease)

In millions	Three Months	Six Months
Residential and commercial customers	$4.0	$17.7
Industrial customers	1.2	2.9
Power generation customers	(0.2)	(0.2)
Secondary market activity	(5.7)	(4.8)
Net gas cost adjustments	(0.6)	(0.7)
Total	$(1.3)	$14.9

•
Residential and commercial customers – the increases for the three months and six months are primarily due to IMR rate adjustments in Tennessee, effective in January 2015 and 2016, and North Carolina, effective in February 2015 and December 2015, and customer growth in all three states, partially offset by warmer weather in jurisdictions where our rates are not fully decoupled and WNA does not perfectly adjust for variances from normal weather.

•
Industrial customers – the increases for the three months and six months are primarily due to IMR rate adjustments in Tennessee, effective in January 2015 and 2016, and North Carolina, effective in February 2015 and December 2015, as well as increased margin recognized from special contracts.

•	Secondary market activity – the decreases for the three months and six months are primarily due to lower margin sales, slightly offset by increased volumes.

Operations and Maintenance Expenses

Changes in O&M expenses for the three months and six months ended April 30, 2016 compared with the same periods in 2015 are presented below.
Changes in Operations and Maintenance Expenses - Increase (Decrease)

In millions	Three Months	Six Months
Payroll	$2.5	$7.8
Acquisition-related integration expenses	0.5	2.1
Contract labor	1.5	0.7
Employee benefits	(1.3)	(0.9)
Other	0.9	(0.5)
Total	$4.1	$9.2

•
Payroll – the increases for the three months and six months are primarily due to higher equity incentive plan accruals, including $5.1 million incremental expense from the accelerated vesting and payment of incentive awards under provisions in the Merger Agreement during the six months, merit increases and additional employees.

•	Acquisition-related integration expenses – the increase for the six months is due to integration costs paid to outside parties in 2016.

•
Contract labor – the increase for the three months is primarily due to increased legal expenses, location of underground pipeline for third parties installing fiber optic cable, pipeline integrity maintenance and safety programs and right-of-way maintenance.

•
Employee benefits – the decrease for the three months is primarily due to lower defined benefit plan accruals due to incorporating updated mortality tables and a change in the methodology to calculate net periodic benefit cost and reduced group medical insurance expense from lower claims.

Depreciation

Depreciation expense increased $2.4 million and $4.1 million for the three months and six months ended April 30, 2016, respectively, compared with the same periods in 2015 primarily due to increases in plant in service, particularly related to major additions in system integrity investments, natural gas infrastructure and new services.

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

The primary change to Other Income (Expense) for the three months and six months ended April 30, 2016 compared with the same periods in 2015 was a decrease in income from equity method investments. Income from equity method investments from SouthStar decreased $1.3 million and $1.2 million for the three months and six months, respectively, primarily due to lower customer usage due to warmer weather and lower value of hedged derivatives, partially offset by lower operating expenses. For the six months, ACP contributed $.9 million in income due to higher capitalized interest expense and lower outreach cost.

Utility Interest Charges

Changes in utility interest charges for the three months and six months ended April 30, 2016 compared with the same periods in 2015 are presented below.
Changes in Utility Interest Charges - Increase (Decrease)

In millions	Three Months	Six Months
Regulatory interest expense, net	$(2.8)	$(4.6)
Borrowed AFUDC	(0.5)	(1.0)
Interest expense on long-term debt	1.4	2.7
Other	0.4	0.8
Total	$(1.5)	$(2.1)

•
Regulatory interest expense, net – the changes for the three months and six months are primarily due to interest income on net amounts due from customers compared with interest expense in the prior year on net amounts due to customers.

•	Borrowed allowance for funds used during construction (AFUDC) – the change for the six months is primarily due to increased capitalized interest from higher capital expenditures.

•	Interest expense on long-term debt – the increases for the three months and six months are primarily due to higher amounts of long-term debt outstanding in the current periods.

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

The Merger Agreement includes certain restrictions, limitations and prohibitions as to actions we may or may not take in the period prior to completion of the Acquisition. Among other restrictions, the Merger Agreement limits, beyond previously budgeted and planned amounts and allowed exceptions, our total capital spending and the extent to which we can obtain financing through long-term debt and equity. It also caps our cash dividend to no more than the current annual per share dividend plus an increase of not more than $.04 per fiscal year, with record dates and payment dates consistent with our current dividend practices but allows for a stub period dividend payment to holders of record of our shares of common stock immediately prior to consummation of the Acquisition. At this time, as a result of the Acquisition, we do not anticipate modifying our 2016 financing strategy discussed below and do not expect a significant impact on our cash requirements and sources of liquidity.

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

Short-Term Debt

We have an $850 million five-year revolving syndicated credit facility that expires in December 2020 that has an option to request an expansion of financing commitments by an additional $200 million. We pay an annual fee of $35,000 plus 8.5 basis points for any unused amount up to $850 million. The five-year revolving syndicated credit facility contains normal and customary financial covenants and expressly permits the Acquisition by Duke Energy.

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

We did not have any borrowings under the revolving syndicated credit facility for the three months ended April 30, 2016. Highlights for our short-term debt under our CP program as of April 30, 2016 and for the quarter ended April 30, 2016 are presented below.

In thousands
End of period (April 30, 2016):
Amount outstanding	$390,000
Weighted average interest rate	.58%

During the period (February 1, 2016 – April 30, 2016):
Average amount outstanding	$430,200
Minimum amount outstanding	375,000
Maximum amount outstanding	490,000
Minimum interest rate	.52%
Maximum interest rate	.62%
Weighted average interest rate	.58%

Maximum amount outstanding:
February 2016	$490,000
March 2016	465,000
April 2016	405,000

As of April 30, 2016, we had $10 million available for letters of credit under our revolving syndicated credit facility, of which $1.7 million were issued and outstanding. The letters of credit are used to guarantee claims from self-insurance under our general and automobile liability policies. As of April 30, 2016, unused lines of credit available under our revolving syndicated credit facility, including the issuance of the letters of credit, totaled $458.3 million.

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

Net cash provided by operating activities was $255.7 million and $364.3 million for the six months ended April 30, 2016 and 2015, respectively. Net cash provided by operating activities reflects an increase of $1.8 million in net income for 2016 compared with 2015 primarily due to increased margin and a decrease in utility interest charges, partially offset by increased operating expenses. The effect of changes in cash provided by operating activities is described below.

•	Trade accounts receivable and unbilled utility revenues increased $28.9 million from October 31, 2015 primarily due to amounts billed to customers, slightly offset by a decrease in unbilled revenues.

•
Net amounts due from customers increased $27.5 million in the current period primarily due to an increase in margin decoupling revenues, partially offset by deferred gas cost collections and refunds through rates.

•
Gas in storage decreased $36.1 million in the current period primarily due to the withdrawal of storage volumes to meet customer sales during the winter heating season of 2015-2016 and a decrease in the weighted average cost of gas purchased for injections.

•
Prepaid gas costs decreased $15.9 million in the current period primarily due to gas being made available for sale during the period. Under some gas supply asset management contracts, prepaid gas costs incurred during the summer months represent purchases of gas that are not available for sale, and therefore not recorded in inventory, until the start of the winter heating season.

•	Trade accounts payable decreased $14.3 million in the current period primarily due to lower prices for natural gas.

The Protecting Americans from Tax Hikes Act of 2015 (the Act), enacted in December 2015, retroactively extended the 50% bonus depreciation that expired in December 2014, extended 50% bonus depreciation for qualified property placed in service through December 2017 and provided for 40% and 30% bonus depreciation for property placed in service in 2018 and 2019, respectively. Under the Act, we were entitled to additional tax depreciation deductions for 2015. These additional depreciation deductions resulted in generating a federal NOL in 2015. We anticipate we will generate a NOL in 2016 due to bonus depreciation deductions and that we will generate future taxable income sufficient to utilize NOL tax carryforwards prior to the expiration of the carryforward periods.

In April 2016, the Internal Revenue Service (IRS) completed their field audit of our 2012 NOL carryback claim, providing their audit report. Accordingly, we reclassified $26 million of noncurrent refundable income taxes to “Income taxes receivable” in “Current Assets” in the Condensed Consolidated Balance Sheets. Since then, the Congressional Joint Committee on Taxation supported the conclusions in the IRS audit report.

Our three state regulatory commissions approve rates that are designed to give us the opportunity to generate revenues to cover our gas costs, fixed and variable non-gas costs and earn a fair return for our shareholders. We have WNA mechanisms in South Carolina and Tennessee that partially offset the impact of colder- or warmer-than-normal weather on bills rendered in November through March for residential and commercial customers in South Carolina and in October through April for residential and commercial customers in Tennessee. The WNA mechanisms in South Carolina and Tennessee generated charges to customers of $13.2 million and credits to customers of $6.9 million in the six months ended April 30, 2016 and 2015, respectively. In Tennessee, adjustments are made directly to individual customer monthly bills. In South Carolina, the adjustments are calculated at the individual customer level but are recorded in “Amounts due from customers” in “Regulatory Assets” or “Amounts due to customers” in “Regulatory Liabilities,” as presented in Note 3 to the condensed consolidated financial statements in this Form 10-Q, for subsequent collection from or refund to all customers in the class. The margin decoupling mechanism in North Carolina provides for the collection of our approved margin from residential and commercial customers independent of weather and consumption patterns. The margin decoupling mechanism increased margin by $23 million and decreased margin by $30.4 million in the six months ended April 30, 2016 and 2015, respectively. Our gas costs are recoverable through PGA procedures and are not affected by the WNA or the margin decoupling mechanisms.

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

On March 17, 2016, the Pipeline and Hazardous Materials Safety Administration (PHMSA), Department of Transportation, issued a Notice of Proposed Rulemaking (NPRM) that proposes to revise the pipeline safety regulations applicable to the safety of onshore gas transmission and gathering pipelines. If enacted as proposed, this rulemaking could result in an increase to our O&M expenses. We and the natural gas industry are preparing comments to this NPRM with comments due to PHMSA on July 7, 2016.

Cash Flows from Investing Activities

Net cash used in investing activities was $263.5 million and $222 million for the six months ended April 30, 2016 and 2015, respectively. Net cash used in investing activities was primarily for utility capital expenditures. Gross utility capital expenditures for the six months ended April 30, 2016 and 2015 were $254.1 million and $204.3 million, respectively, primarily for system integrity projects, including natural gas infrastructure projects in 2016.

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

In millions	2016	2017	2018
Customer growth and other	$310	$325	$385
System integrity	260	275	195
Total forecasted utility capital expenditures	570	600	580
Forecasted funding of construction in equity method investments	60	30	200
Total	$630	$630	$780

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

	Constitution	ACP
In millions	(24% ownership interest)	(10% ownership interest)
Our anticipated contributions for total project costs	$229.3	$450 – 500
Anticipated in-service date	second half of 2018	late 2018
Our contributions:
For the six months ended April 30, 2016	$9.7	$10.4
Over life of project to date	$82.4	$21.0

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

Assessment of Our Investment in Constitution

On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution has filed legal actions in the U.S District Court for the Northern District of New York and in the U.S Court of Appeals for the Second Circuit challenging the legality and appropriateness of the NYSDEC’s decision. Both courts have granted Constitution's motions to expedite the schedules for the legal actions.

Constitution has revised its target in-service date to the second half of 2018, assuming that the challenge process is satisfactorily and promptly concluded. Failure to ultimately win the legal actions as well as other efforts to obtain the necessary permit would result in recording a non-cash impairment charge of substantially all of our investment in the capitalized project costs. Our investment totaled $94.8 million as of April 30, 2016, the write off of which could materially adversely impact our earnings.

Based on the NYSDEC’s actions, we evaluated our investment in the Constitution project for other-than-temporary impairment (OTTI). We evaluate our equity method investments for OTTI on a quarterly basis when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss has occurred, we compare our estimate of fair value of the investment to our carrying value and if our consideration of the decline in value is deemed to be other-than-temporary, we would record a non-cash impairment charge that would reduce income and our investment in the joint venture. Generally, an income approach is used where significant judgments and assumptions include future cash flows of the project and the appropriate discount rate. If a comparable investment is available, a market approach could be used to validate the income approach. Different assumptions could affect the timing and amount of any charge recorded in a period.

Given the nature of the equity method investment, our impairment assessment used a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our key inputs involve significant management judgments and estimates and included projections of the project’s cash flows, selection of a discount rate and probability weighting of potential outcomes of legal and regulatory proceedings. At this time, we believe we do not have an OTTI and have not recorded any impairment charge to reduce the carrying value of our investment. Our evaluation considered that the pending legal and regulatory proceedings are at very early stages given the recent actions of the NYSDEC in late April 2016. Further, the courts have granted Constitution's motions to expedite the schedules for the legal actions. However, to the extent that the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is not viable or does not go forward as legal and regulatory actions progress, our conclusions with respect to OTTI could change and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital returned. We will continue to monitor and update our OTTI analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.

Qualitative factors that we considered in our OTTI analysis included, but are not limited to:

•	The legal actions filed by Constitution and anticipated duration of the proceedings,

•	The commitment of the members to the project,

•	The commitment of the customers/shippers to the project, one of whom is a 25% member,

•	Prior FERC approval of the project,

•
The economic viability of the project to move extensive supplies of Marcellus gas into New England markets, considering the lack of alternative capacity in the region, even considering potentially higher costs resulting from delays in the project.

We believe that the denial of the certification and resulting delay in the project’s in-service date will not have a material impact on the Acquisition by Duke Energy that is expected to close by the end of 2016.

With the project on hold, our funding of project costs is on hold until the resolution of the legal actions. We are contractually obligated to provide funding of required operating costs, including our ownership percentage of legal expenses to obtain the necessary permitting for the project and including project costs incurred prior to the denial of the water permit. Fiscal 2016 pre-tax earnings from our Constitution investment are expected to be approximately $9 million less than previously forecast as a result of no capitalized costs being recorded to income and additional legal expenses and other O&M costs, and we expect significantly reduced earnings from the Constitution investment to continue into 2017 until resolution of the legal and regulatory actions. If the legal actions result in the most severe outcome where the project is abandoned, Constitution is obligated under various contracts to pay breakage fees that we would be obligated to fund up to our ownership percentage of 24%, or potentially up to approximately $10 million for us.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $6.3 million and $(138.6) million for the six months ended April 30, 2016 and 2015, respectively. Funds are primarily provided from long-term debt securities, short-term borrowings, and the issuance of common stock through our dividend reinvestment and stock purchase plan (DRIP) and our employee stock purchase plan (ESPP). We may sell common stock and long-term debt, when market and other conditions favor such long-term financing to maintain our target capital structure of 50 – 60% in total debt and 40 – 50% in common equity. Funds are primarily used to finance capital expenditures, retire long-term debt maturities, pay down outstanding short-term debt, repurchase common stock under the common stock repurchase program when required to maintain target capital structure, pay quarterly dividends on our common stock and for other general corporate purposes.

Outstanding debt under our CP program increased from $340 million as of October 31, 2015 to $390 million as of April 30, 2016 primarily due to seasonal requirements for utility capital expenditures, investments in our equity method investments and dividend payments. For further information on short-term debt, see Note 6 to the condensed consolidated financial statements in this Form 10-Q and the previous discussion of “Short-Term Debt” in “Financial Condition and Liquidity.”

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

Our ability to sell our common stock up to the specified $170 million limit will depend on a variety of circumstances, including equity market conditions, trading volume in our common stock and other factors outside our control. We cannot predict the timing of any such sales or the aggregate amount of shares that may be sold under the ATM program. In addition, the ATM program allows us, at our option, to sell shares pursuant to FSAs with affiliates of our sales agents (forward counterparties) under the related ATM program sales agreements. Shares sold pursuant to FSAs settle on dates specified by us, which may be substantially after the sales occur but not later than October 31, 2016, subject to certain exceptions. As of April 30, 2016, all FSAs that have been settled were settled in shares, and we intend to settle any current and future FSAs in shares. Under the terms of the Merger Agreement, we would need to obtain Duke Energy's prior consent to cash or net settle a FSA.

During the six months ended April 30, 2016, we sold 360,000 shares and 620,000 shares of our common stock under FSAs with JP Morgan and Merrill, respectively, that must be settled by the date discussed above. Under the terms of the FSAs, at our election, we may physically settle in shares, cash or net settle for all or a portion of our obligation. We expect to settle the FSAs by delivering shares prior to the closing of the Acquisition or October 31, 2016, whichever occurs first. If we physically settle by issuing shares to the forward counterparties, the forward counterparties will, at settlement, pay us the proceeds less certain adjustments for its sale of the borrowed shares to the underwriters, which is anticipated to be approximately $55.9 million as of October 31, 2016. During the period ended April 30, 2016, we did not pay any compensation to the sales agents.

Upon settlement, we will use the net proceeds from these equity transactions to finance capital expenditures, repay outstanding notes under our unsecured CP program and for general corporate purposes. We will not recognize the proceeds from the forward sales nor record the issuance of such shares until the date of settlement. As of April 30, 2016, we have approximately $56.2 million remaining under the ATM program. For further information on our common stock and for more details on equity issuance transactions, see Note 7 to the condensed consolidated financial statements in this Form 10-Q.

As of April 30, 2016, we have $544.1 million remaining under the shelf registration statement for debt and equity issuances as approved by the NCUC. We plan to issue equity capital in our fiscal year 2016, at such amounts to support our capital investment program and maintain our target capital structure as discussed above. We continually monitor customer growth trends and investment opportunities in our markets and the timing of any infrastructure investments that would require the need for additional long-term debt. In addition to issuing common stock under our DRIP and ESPP as described above, we expect to continue to issue common stock under our ATM program as described above through the end of the third quarter of fiscal 2016.

From time to time, we have repurchased shares of common stock under our Common Stock Open Market Purchase Program as described in Part II, Item 2 in this Form 10-Q. We do not anticipate repurchasing any of our common stock in fiscal year 2016.

During the six months ended April 30, 2016 and 2015, we issued $11.9 million and $12.9 million, respectively, of common stock through DRIP and ESPP.

We have paid quarterly dividends on our common stock since 1956. Provisions contained in certain note agreements under which certain long-term debt was issued restrict the amount of cash dividends that may be paid. As of April 30, 2016, our ability to pay dividends was not restricted by these note agreements. On June 7, 2016, the Board of Directors declared a quarterly dividend on common stock of $.34 per share, payable July 15, 2016 to shareholders of record at the close of business on June 24, 2016. For further information on long-term debt, see Note 5 to the condensed consolidated financial statements in this Form 10-Q.

Our targeted capitalization ratio is 50 – 60% in total debt and 40 – 50% in common equity. The components of our total debt outstanding (short-term debt and gross long-term debt) to our total capitalization as of April 30, 2016 and 2015, and October 31, 2015, are summarized in the table below.

	April 30		October 31		April 30
In thousands	2016	Percentage	2015	Percentage	2015	Percentage
Short-term debt	$390,000	11%	$340,000	10%	$255,000	8%
Current portion of long-term debt	40,000	1%	40,000	1%	—	—%
Long-term debt, principal	1,535,000	44%	1,535,000	46%	1,425,000	46%
Total debt	1,965,000	56%	1,915,000	57%	1,680,000	54%
Common stockholders’ equity	1,551,292	44%	1,426,312	43%	1,432,560	46%
Total capitalization (including short-term debt)	$3,516,292	100%	$3,341,312	100%	$3,112,560	100%

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

The lenders under our revolving syndicated credit facility and our unsecured CP program are major financial institutions, all of which have investment-grade credit ratings as of April 30, 2016. It is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal.

As of April 30, 2016, all of our long-term debt was unsecured. Our long-term debt is rated by two rating agencies, Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service (Moody’s). Our current debt ratings are all considered investment grade and are as follows.

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

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross-default provisions in all of our debt agreements. As of April 30, 2016, there has been no event of default giving rise to acceleration of our debt.

The Acquisition would constitute a change in control under the note agreements under which our $160 million of 4.24% Senior Notes due 2021, $100 million of 3.47% Senior Notes due 2027 and $200 million of 3.57% Senior Notes due 2027 were issued. While the Acquisition would not constitute an event of default, upon closing of the Acquisition, we would be required to offer to prepay these notes to the noteholders. Within fifteen business days after the change in control, we must send to each noteholder an offer to prepay 100% of the notes, with a prepayment date that is between twenty and thirty days after the date of the offer. In order to accept the offer to prepay, the noteholder must provide a notice of acceptance to us at least five business days prior to the proposed prepayment date. We must prepay noteholders, who have properly accepted the offer, at 100% of the principal amount of the notes, plus interest on the notes accrued to the date of prepayment. A failure of a noteholder to accept the offer to prepay will be deemed a rejection of the offer.

Estimated Future Contractual Obligations

During the three months ended April 30, 2016, there were no material changes to our estimated future contractual obligations in Management’s Discussion and Analysis in this Form 10-Q compared to the disclosure provided in our Form 10-K for the year ended October 31, 2015. Refer to the "Cash Flows from Investing Activities" section of this Form 10-Q for an updated payments schedule of capital contributions to joint ventures related to a shift in forecasted funding for construction in the Constitution equity method investment.

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

As discussed in our Form 10-K for the year ended October 31, 2015 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning in fiscal year 2016, we changed the methodology we use to calculate the periodic net benefit cost for our defined benefit pension plan. We replaced the zero-coupon spot rate yield curve as the basis to estimate the service and interest cost components with a full yield curve methodology. This methodology applies specific spot rates along the yield curve to determine the benefit obligations of the relevant projected cash flows. This change improves the correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of service and interest costs. This change did not affect the measurement of our total benefit obligations as the change in the service and interest costs is completely offset by the actuarial (gain) loss reported. We accounted for this change as a change in estimate and, accordingly, accounted for it prospectively beginning in 2016.

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

As a result of the NYSDEC denying the water permit for the Constitution project on April 22, 2016, which is currently on hold until the resolution of certain legal actions, we evaluated our investment in the Constitution project for OTTI. Our investment is accounted for under the equity method and is recorded at cost plus post-acquisition contributions and earnings based on our ownership share less any distributions received from the joint venture investment, and if applicable, less any impairment in value of the investment. Given the nature of the equity method investment, our impairment assessment used a discounted cash flow income approach, including the severity and duration of any decline in fair value of our investment in the project. Our approach involved significant management judgment and estimates in determining key inputs to the fair value analysis, including projections of the project’s cash flows, selection of a discount rate and probability weighting of potential outcomes of legal and regulatory proceedings. At this time, we believe we do not have an impairment based on our assessment. Our evaluation considered that the pending legal and regulatory proceedings are at very early stages given the recent actions of the NYSDEC in late April 2016. Further, the courts have granted Constitution's motions to expedite the schedules for the legal actions. However, to the extent that the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is not viable or does not go forward as legal and regulatory actions progress, our conclusions with respect to OTTI could change and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital returned. We will continue to monitor and update our OTTI analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period. For further information on this investment, see Note 13 to the condensed consolidated financial statements in this Form 10-Q.

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

Our exposure to, and management of, interest rate risk, commodity price risk and weather risk has remained the same during the six months ended April 30, 2016. Our annual discussion of market risk was included in Item 7A of our Form 10-K as of October 31, 2015. Additional information concerning market risk is included in “Financial Condition and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 in this Form 10-Q.

As of April 30, 2016, we had $390 million of short-term debt outstanding as commercial paper at an interest rate of .58%. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $2.1 million during the six months ended April 30, 2016.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We have only immaterial litigation or routine litigation in the normal course of business.

Item 1A. Risk Factors

During the six months ended April 30, 2016, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c)	Issuer Purchases of Equity Securities.

The following table provides information with respect to repurchases of our common stock under the Common Stock Open Market Purchase Program during the three months ended April 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
Beginning of the period				2,910,074
2/1/16 – 2/29/16	—	$—	—	2,910,074
3/1/16 – 3/31/16	—	$—	—	2,910,074
4/1/16 – 4/30/16	—	$—	—	2,910,074
Total	—	$—	—
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

The amount of cash dividends that may be paid on common stock is restricted by provisions contained in certain agreements under which long-term debt was issued, with those for the senior notes being the most restrictive. We cannot pay or declare any dividends or make any other distribution on any class of stock or make any investments in subsidiaries or permit any subsidiary to do any of the above (all of the foregoing being “restricted payments”), except out of net earnings available for restricted payments. As of April 30, 2016, our ability to pay dividends was not restricted.

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

Item 6. Exhibits

10.1	Letter Agreement between Georgia Natural Gas Company and Piedmont Energy Company dated February 12, 2016 (incorporated by reference to Exhibit 10.1, Form 8-K dated February 18, 2016)
Compensatory Contracts:
10.2	Amendment to the Piedmont Natural Gas Company Employee Stock Purchase Plan, dated as of April 26, 2016
10.3	Piedmont Natural Gas Company, Inc. Incentive Compensation Plan as Amended and Restated Effective November 1, 2015 (incorporated by reference to Appendix A, Form DEF14A dated February 2, 2016)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Condensed Consolidated Balance Sheets as of April 30, 2016 and October 31, 2015; (3) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended April 30, 2016 and 2015; (4) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2016 and 2015; (5) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended April 30, 2016 and 2015; and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Natural Gas Company, Inc.
(Registrant)

Date June 8, 2016	/s/ Karl W. Newlin
Karl W. Newlin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date June 8, 2016	/s/ Jose M. Simon
Jose M. Simon
Vice President and Controller
(Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Quarter Ended April 30, 2016

Exhibits

Compensatory Contract:
10.2	Amendment to the Piedmont Natural Gas Company Employee Stock Purchase Plan, dated as of April 26, 2016

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer