Form 10-QT
period 2016-12-31
PIEDMONT NATURAL GAS CO INC
filed 2017-02-14
CIK 78460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __________________
or
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from November 1, 2016 to December 31, 2016
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

Former Fiscal Year: October 31
(Former name, former address and former fiscal year, if changed since last report)
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

Piedmont Natural Gas Company, Inc. meets the condition set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2) to such Form 10-Q.

EXPLANATORY NOTE FOR FILING

On October 3, 2016, the acquisition of Piedmont Natural Gas Company, Inc. (Piedmont) by Duke Energy Corporation (Duke Energy) was consummated with Piedmont becoming a wholly owned subsidiary of Duke Energy. As a result of this transaction, Piedmont is filing this Form 10-Q as a transition report to change its year end from October 31 to December 31, the year end of its parent. The accompanying unaudited Consolidated Financial Statements are as of December 31, 2016 and for the transition period from November 1, 2016 to December 31, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

Other factors may be described elsewhere in this report. All of these factors are difficult to predict, and many of them are beyond our control. For these reasons, you should not place undue reliance on these forward-looking statements when making investment decisions. When used in our documents or oral presentations, the words "anticipate," "believe," "intend," "estimate," "expect," "continue," "should," "could," "may," "plan," "project," "predict," "will," "potential," "forecast," "target," "guidance," "outlook" and variations of such words and similar expressions are intended to identify forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Two Months Ended December 31,
(in millions)	2016	2015
Operating Revenues
Regulated natural gas	$306.6	$258.1
Nonregulated and other	1.6	1.5
Related party revenue from Duke Energy (1)	13.5
Total operating revenues	321.7	259.6
Operating Expenses
Cost of natural gas (2)	143.6	83.5
Operations, maintenance and other (1)	52.0	52.5
Depreciation and amortization	23.5	22.4
Property and other taxes	6.6	6.0
Total operating expenses	225.7	164.4
Operating Income	96.0	95.2
Other Income and Expense	2.4	4.4
Interest Expense	12.0	11.4
Income Before Income Taxes	86.4	88.2
Income Tax Expense	32.3	36.2
Net Income	54.1	52.0
Other Comprehensive Income (Loss), net of tax
Unrealized gain from hedging activities, net of tax of $0.1 for each of the two months ended December 31, 2016 and 2015	0.1	0.1
Other Comprehensive Income (Loss), net of tax	0.1	0.1
Comprehensive Income	$54.2	$52.1

(1) See Note 9 for details on related party transactions with Duke Energy.
(2) See Note 11 for amounts attributable to investments in unconsolidated affiliates.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	October 31,
(in millions)	2016	2016
ASSETS
Current Assets
Cash and cash equivalents	$25.2	$16.6
Receivables (less allowance for doubtful accounts of $3.0 on December 31, 2016 and $1.9 on October 31, 2016)	231.8	75.2
Receivables from affiliated companies (1)	7.2	7.0
Inventory	66.2	55.6
Regulatory assets	124.0	113.7
Prepaids	8.5	27.2
Other	12.0	12.0
Total current assets	474.9	307.3
Investments and Other Assets
Investments in equity method unconsolidated affiliates	212.2	199.2
Goodwill	48.9	48.9
Other	19.5	10.9
Total investments and other assets	280.6	259.0
Property, Plant and Equipment
Cost	6,174.1	6,079.1
Accumulated depreciation and amortization	(1,360.5)	(1,329.5)
Net property, plant and equipment	4,813.6	4,749.6
Regulatory Assets and Deferred Debits
Regulatory assets	373.3	373.3
Other	1.7	1.8
Total regulatory assets and deferred debits	375.0	375.1
Total Assets	$5,944.1	$5,691.0
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$152.6	$130.5
Accounts payable to affiliated companies (1) (2)	10.5	8.7
Notes payable and commercial paper	330.0	145.0
Taxes accrued	66.7	68.4
Interest accrued	33.0	29.3
Current maturities of long-term debt	35.0	35.0
Gas supply derivative liabilities, at fair value	34.4	41.5
Other	67.6	61.7
Total current liabilities	729.8	520.1
Long-Term Debt	1,786.1	1,786.0
Deferred Credits and Other Liabilities
Deferred income taxes	930.5	904.1
Investment tax credits	0.8	0.9
Accrued pension and other post-retirement benefit costs	13.7	23.4
Asset retirement obligations	14.3	14.1
Regulatory liabilities	608.4	617.0
Other	188.4	180.5
Total deferred credits and other liabilities	1,756.1	1,740.0
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding	859.8	859.8
Retained earnings	812.4	785.3
Accumulated other comprehensive loss	(0.1)	(0.2)
Total equity	1,672.1	1,644.9
Total Liabilities and Equity	$5,944.1	$5,691.0

(1) See Note 9 for details on related party transactions with Duke Energy.
(2) See Note 11 for amounts attributable to investments in unconsolidated affiliates.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Two Months Ended December 31,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$54.1	$52.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.3	24.3
Provision for doubtful accounts	0.9	1.3
Deferred income taxes, net	26.3	32.9
Equity in earnings of unconsolidated affiliates	(2.3)	(4.6)
Distributions of earnings from unconsolidated affiliates	1.1	2.0
Accrued/deferred postretirement benefit costs	0.5	0.2
Contributions to benefit plans	(10.1)	(10.2)
Settlement of legal asset retirement obligations	(0.8)	(0.8)
(Increase) decrease in:
Receivables, net	(157.5)	(77.8)
Receivables from affiliated companies	(0.2)	—
Inventory	(10.6)	(15.6)
Regulatory assets	(11.8)	(162.8)
Other current assets	18.8	18.5
Increase (decrease) in:
Accounts payable	34.6	2.9
Accounts payable to affiliated companies	4.2	—
Taxes accrued	(1.7)	(15.4)
Gas supply derivatives, at fair value	(1.2)	149.6
Other current liabilities	9.6	4.0
Other assets	(7.1)	1.1
Other liabilities	3.4	(2.2)
Net cash used in operating activities	(24.5)	(0.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(113.3)	(87.1)
Allowance for borrowed funds used during construction	(2.2)	(1.9)
Investment expenditures	(12.3)	(6.5)
Distributions of capital from unconsolidated affiliates	0.6	0.6
Net proceeds from the sales of interests in unconsolidated affiliates and other assets	—	0.2
Other	2.4	2.2
Net cash used in investing activities	(124.8)	(92.5)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Two Months Ended December 31,
(in millions)	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of common stock related to employee benefit plans	$—	$0.7
Payments for the:
Expenses related to issuance of debt	—	(1.1)
Notes payable and commercial paper	185.0	140.0
Dividends paid to shareholders	—	(26.7)
Distributions to parent	(27.0)
Other	(0.1)	(0.1)
Net cash provided by financing activities	157.9	112.8
Net increase in cash and cash equivalents	8.6	19.7
Cash and cash equivalents at beginning of period	16.6	13.7
Cash and cash equivalents at end of period	$25.2	$33.4

Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$11.0	$10.4
Significant non-cash transactions:
Accrued capital expenditures	$47.9	$45.7

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Equity (Unaudited)
Two months ended December 31, 2016 and 2015

(in millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at October 31, 2015	$721.4	$705.7	$(0.8)	$1,426.3
Net income		52.0		52.0
Other comprehensive income, net of tax			0.1	0.1
Common stock issuances, including dividend reinvestment and employee benefits	6.7			6.7
Common stock dividends		(26.7)		(26.7)
Balance at December 31, 2015	$728.1	$731.0	$(0.7)	$1,458.4

Balance at October 31, 2016	$859.8	$785.3	$(0.2)	$1,644.9
Net income		54.1		54.1
Other comprehensive income, net of tax			0.1	0.1
Distributions to parent		(27.0)		(27.0)
Balance at December 31, 2016	$859.8	$812.4	$(0.1)	$1,672.1

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SIGNIFICANT ACCOUNTING POLICIES

These unaudited financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the year ended October 31, 2016 with our accounting policies described in Note 1. There were no significant changes to those accounting policies during the two months ended December 31, 2016 except as discussed below in "Nature of Operations and Basis of Consolidation."

UNAUDITED INTERIM FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements have not been audited. We have prepared the unaudited Condensed Consolidated Financial Statements under the rules of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America are omitted in this interim report under these SEC rules and regulations. The unaudited Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of the statement of financial position as of December 31, 2016 and October 31, 2016, the results of operations and comprehensive income for the two months ended December 31, 2016 and 2015, and cash flows and changes in equity for the two months ended December 31, 2016 and 2015.

NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION

Piedmont Natural Gas Company, Inc. is an energy services company primarily engaged in the distribution of natural gas to residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee. We are invested in joint venture, energy-related businesses, including regulated interstate natural gas transportation and storage and regulated intrastate natural gas transportation. Our utility operations are regulated by three state regulatory commissions; see Note 4 for further information on regulatory matters. Unless the context requires otherwise, references to "we," "us," "our," "the Company" or "Piedmont" means consolidated Piedmont Natural Gas Company, Inc. and its subsidiaries.

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

Duke Energy and Piedmont performed a comparative analysis of accounting policies with no significant differences except for actuarial assumptions for pension and other postretirement benefit plans. See Note 13 for the discussion of the change of the discount rate in actuarial assumptions as well as the change of the year end of the plans.

The Condensed Consolidated Financial Statements reflect the accounts of Piedmont and its wholly owned subsidiaries whose financial statements are prepared for the same reporting period as Piedmont using consistent accounting policies. Inter-company transactions have been eliminated in consolidation where appropriate; however, we have not eliminated inter-company profit on sales to affiliates and costs from affiliates in accordance with accounting regulations prescribed under rate-based regulation.

Investments in unconsolidated affiliates, or joint ventures, are accounted for under the equity method as we do not have controlling voting interests or otherwise exercise control over the management of such companies. See Note 11 for further information on investments in unconsolidated affiliates and related party transactions with these affiliates.

CHANGE IN FISCAL YEAR

Effective November 1, 2016, Piedmont's fiscal year end was changed from October 31 to December 31. The information presented in this Form 10-Q for the two month periods ended December 31, 2016 and 2015 are presented solely for the registrant Piedmont on a stand-alone basis.

SEASONALITY AND USE OF ESTIMATES

Our business is seasonal in nature. The results of operations for the two months ended December 31, 2016 do not necessarily reflect the results to be expected for a full year.

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

UNBILLED REVENUE

We record revenues when services are provided to our distribution service customers. Revenues are recognized monthly on the accrual basis, which includes estimated amounts for gas delivered to customers but not yet billed under the cycle-billing method from the last meter reading date to month end. The unbilled revenue estimate reflects factors requiring judgment related to estimated usage by customer class, customer mix, changes in weather during the period and the impact of the weather normalization adjustment or margin decoupling mechanisms, as applicable. As of December 31, 2016 and October 31, 2016, unbilled revenues of $76.6 million and $13.4 million, respectively, are included within "Receivables" on the Condensed Consolidated Balance Sheets.

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
We intend to adopt the revised accounting guidance effective for the interim and annual periods beginning January 1, 2018. We are currently evaluating the effect on our financial position and results of operations, as well as monitoring specific developments for our industry. We intend to use the modified retrospective method of adoption. This method results in a cumulative change effect that will be recorded on the balance sheet as of the beginning of 2018 as if the standard had always been in effect. Disclosures for 2018 will include a comparison to what would have been reported for 2018 under the current revenue recognition rules in order to assist financial statement users in understanding how revenue recognition has changed as a result of this standard and to facilitate comparability with prior year reported results, which are not restated under the modified retrospective approach.

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
		Annual periods (and interim periods within those periods) beginning after December 15, 2018, with early adoption permitted.	We are currently evaluating the effect on our financial position and results of operations. We expect an increase in assets and liabilities from the recording of our operating leases.

Guidance	Description	Effective date	Effect on the financial statements or other significant matters
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

2. ACQUISITION BY DUKE ENERGY CORPORATION

On October 3, 2016, the Acquisition of Piedmont by Duke Energy was consummated. In September 2016, the North Carolina Utilities Commission (NCUC) approved the Acquisition pursuant to the terms of the stipulation and settlement agreement, which included a one-time bill credit to our North Carolina customers collectively of $10.0 million. In October 2016, we reduced customers' bills by $4.7 million as a result of the one-time bill credit with the remaining $5.3 million reflected on November bills.

COSTS TO ACHIEVE THE ACQUISITION

The following table summarizes pre-tax acquisition consummation costs, integration and other related costs (collectively referred to as costs to achieve) that we recorded in connection with the Acquisition and are included in "Operations, maintenance and other" within "Operating Expenses" in the Condensed Consolidated Statements of Operations and Comprehensive Income for the two months ended December 31, 2016 and 2015.

(in millions)	2016		2015
Costs to achieve expenses	$7.3	(1)	$5.7	(2)

(1) See Note 13 for further information on employee benefit plan expenses and Note 14 for further information on severance costs.
(2) The prior period expense primarily relates to incremental share-based compensation expense from the accelerated vesting, payment and taxation of certain share-based awards for our former President and Chief Executive Officer and other eligible officers and participants with the issuance of restricted nonvested shares of our common stock in December 2015.

3. BUSINESS SEGMENTS

Effective with the consummation of the Acquisition, our reportable segments changed to one segment, Gas Utilities and Infrastructure, based on information used by the chief decision maker in allocating resources and evaluating performance. Gas Utilities and Infrastructure, includes local gas distribution as state regulated utilities, gas pipeline investments and other gas investments. We evaluate the performance of the gas distribution business, including the operations of merchandising and its related service work and home service agreements, based on segment income, which is defined as income from continuing operations. Although the state regulated operations of our Gas Utilities and Infrastructure segment are located in three states under the jurisdiction of individual state regulatory commissions, the operations are managed as one unit having similar economic and risk characteristics.

The remainder of our operations are presented in Other, which is primarily composed of our equity method investment in

SouthStar Energy Services, LLC prior to its October 3, 2016 sale, contributions to the Piedmont Natural Gas Foundation and certain Acquisition-related expenses.

Operations by segment for the two months ended December 31, 2016 and 2015, and segment assets as of December 31, 2016, are presented below. Segment assets as presented below exclude all intercompany assets.

	Two Months Ended December 31, 2016
	Gas
	Utilities and
(in millions)	Infrastructure	Other	Total
Unaffiliated revenues	$308.2	$—	$308.2
Related party revenue from Duke Energy	13.5	—	13.5
Total revenues	$321.7	$—	$321.7
Segment income (loss)	59.2	(5.1)	54.1
Segment assets	5,944.1	—	5,944.1

	Two Months Ended December 31, 2015
	Gas
	Utilities and
(in millions)	Infrastructure	Other	Total
Total revenues	$259.6	$—	$259.6
Segment income (loss)	57.1	(5.1)	52.0

4. REGULATORY MATTERS

REGULATORY OVERSIGHT AND RATE AND REGULATORY ACTIONS

NORTH CAROLINA

See Note 2 for information on Acquisition-related matters.

In November 2016, the NCUC approved our accounting of gas costs for the twelve months ended May 31, 2016. We were deemed prudent on our gas purchasing policies and practices during this review period and allowed 100% recovery.

In October 2016, we filed a petition to adjust our rates effective December 1, 2016 to collect an additional $8.2 million in annual integrity management rider (IMR) margin revenues from that which was approved by the NCUC in May 2016. The December 2016 rate adjustment was based on IMR-eligible capital investments in integrity and safety projects through September 30, 2016, which total $513.1 million since inception of the IMR mechanism. In November 2016, the NCUC approved the requested rate increase.

TENNESSEE

In August 2016, we filed an annual report with the Tennessee Regulatory Authority (TRA) reflecting the shared gas cost savings from gains and losses derived from gas purchase benchmarking and secondary market transactions for the twelve months ended June 30, 2016 under the Tennessee Incentive Plan (TIP). We are waiting on a ruling from the TRA at this time.

In August 2016, we filed an annual report for the twelve months ended June 30, 2016 with the TRA that reflected the transactions in the deferred gas cost account for the Actual Cost Adjustment mechanism. We are waiting on a ruling from the TRA at this time.

In November 2016, we filed an annual report with the TRA under our IMR mechanism seeking authority to collect an additional $1.7 million in annual margin revenue effective January 2017 based on $20.1 million of capital investments in integrity and safety projects over the twelve-month period ending October 31, 2016. We are waiting on a ruling from the TRA at this time.

5. COMMITMENTS AND CONTINGENCIES

LEASES

We lease certain buildings, land and equipment for use in our operations under noncancelable operating leases. We account for these leases by recognizing the future minimum lease payments as expense on a straight-line basis over the respective minimum lease terms under current accounting guidance.

LONG-TERM CONTRACTS

We routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services we need in our business. These commitments include pipeline and storage capacity contracts and gas supply contracts to provide service to our customers and telecommunication and information technology contracts and other purchase obligations. Costs arising from the gas supply commodity and capacity commitments, while significant, are pass-through costs to our customers and are fully recoverable subject to our purchased gas adjustment (PGA) procedures and prudence reviews in North Carolina and South Carolina and under the TIP in Tennessee. The time periods for fixed payments under pipeline and storage capacity contracts are up to nineteen years. The time periods for fixed payments of reservation fees under gas supply contracts are up to three years. The time period for the gas supply purchase commitments is up to fifteen years. The time periods for the telecommunications and technology outsourcing contracts, maintenance fees for hardware and software applications, usage fees, local and long-distance costs and wireless service are up to five years. Other purchase obligations consist primarily of commitments for pipeline products, equipment and contractors.

Certain storage and pipeline capacity contracts require the payment of demand charges that are based on rates approved by the Federal Energy Regulatory Commission (FERC) in order to maintain our right to access the natural gas storage or the pipeline capacity on a firm basis during the contract term. The demand charges that are incurred in each period are recognized on the Condensed Consolidated Statements of Operations and Comprehensive Income as part of gas purchases and included within "Cost of natural gas."

LEGAL

We have routine litigation in the ordinary course of business. We do not expect final disposition of these proceedings to have a material effect, either individually or in the aggregate, on our financial position, results of operations or cash flows.

LETTERS OF CREDIT AND SURETY BONDS

We use letters of credit to guarantee claims from self-insurance under our general and automobile liability policies. We had $1.7 million in letters of credit that were issued and outstanding as of December 31, 2016. See Note 6 for additional information concerning letters of credit. Surety bonds held by us as of October 31, 2016 are now held by our parent, Duke Energy.

ENVIRONMENTAL MATTERS

Our three regulatory commissions have authorized us to utilize deferral accounting in connection with costs for environmental assessments and cleanups. Accordingly, we have established regulatory assets for actual environmental costs incurred and have recorded estimated environmental liabilities, including those for our manufactured gas plant sites, liquefied natural gas (LNG) facilities and underground storage tanks. There were no material changes in the status of environmental-related matters during the two months ended December 31, 2016.

Additional information concerning commitments and contingencies is set forth in Note 7 to the Consolidated Financial Statements in our Form 10-K for the year ended October 31, 2016.

6. DEBT AND CREDIT FACILITIES

SUMMARY OF LONG-TERM DEBT

Our long-term debt consists of privately placed senior notes issued under note purchase agreements, as well as publicly issued medium-term and senior notes issued under an indenture. All of our long-term debt is unsecured and is issued at fixed rates. None of our debt is actively traded.

Our long-term debt as of December 31, 2016 and October 31, 2016 is presented below.

(in millions)	December 31, 2016	October 31, 2016
Principal	$1,835.0	$1,835.0
Unamortized debt issuance expenses and discounts	(13.9)	(14.0)
Total	1,821.1	1,821.0
Less current maturities (1)	35.0	35.0
Total long-term debt	$1,786.1	$1,786.0

(1) 8.51% Senior Notes, due September 30, 2017.

We are subject to default provisions related to our long-term debt and short-term borrowings. Failure to satisfy any of the default provisions may result in total outstanding issues of debt becoming due. There are cross default provisions in all of our debt agreements.

SHELF REGISTRATION

In September 2016, Duke Energy filed a registration statement with the SEC under which it and its registrants, excluding Progress Energy, may issue debt and other securities in the future at amounts, prices and terms to be determined at the time of future offerings. The registration statement is uncapped.

In January 2017, Duke Energy amended its registration statement to add Piedmont as a registrant, and included in the amendment a prospectus for Piedmont under which debt securities may be issued in the same manner as other Duke Energy registrants.

AVAILABLE CREDIT FACILITIES

We have an $850.0 million five-year revolving syndicated credit facility that expires on December 14, 2020 that has an option to request an expansion up to an additional $200.0 million. The facility provides a line of credit for letters of credit of $10.0 million.

We have an $850.0 million unsecured commercial paper (CP) program that is backstopped by the revolving syndicated credit facility. The amounts outstanding under the revolving syndicated credit facility and the CP program, either individually or in the aggregate, cannot exceed $850.0 million.

Our current borrowings and available capacity under our revolving syndicated credit facility as of December 31, 2016 and October 31, 2016 are presented below.

(in millions)	December 31, 2016		October 31, 2016
Facility size	$850.0		$850.0
Reduction to backstop issuances
Commercial paper	(330.0)	(1)	(145.0)	(2)
Outstanding letters of credit	(1.7)		(1.7)
Available capacity	$518.3		$703.3

(1) Original maturities ranging from 7 to 15 days from their dates of issuance at a weighted average interest rate of .96%.
(2) Original maturities ranging from 1 to 6 days from their dates of issuance at a weighted average interest rate of .64%.

Other than outstanding CP balances, we did not have any borrowings under the revolving syndicated credit facility for the two months ended December 31, 2016. A summary of the short-term debt activity under our CP program for the two months ended December 31, 2016 is as follows.

(in millions)
Minimum amount outstanding	$140.0
Maximum amount outstanding	$330.0
Minimum interest rate	.63%
Maximum interest rate	1.00%
Weighted average interest rate	.80%

Our five-year revolving syndicated credit facility’s financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%, and our actual ratio was 56% at December 31, 2016.

7. ASSET RETIREMENT OBLIGATIONS

We record an asset retirement obligation (ARO) when we have a legal obligation to incur retirement costs associated with the retirement of long-lived assets that result from the acquisition, construction, development and operation of the assets and the fair value of the obligation can be reasonable estimated. We have determined that conditional AROs exist for our underground mains and services. We have non-legal cost of removal obligations that we record as a regulatory liability with balances of $528.1 million and $538.0 million as of December 31, 2016 and October 31, 2016, respectively. See Note 1 to the Consolidated Financial Statements in our Form 10-K for the year ended October 31, 2016 for information on the regulatory treatment of our AROs.

The following table presents the change in the liability associated with our conditional AROs.

(in millions)	Two Months Ended December 31, 2016
Balance at October 31, 2016	$14.1
Liabilities incurred in the period	0.7
Liabilities settled	(0.8)
Accretion expense	0.3
Balance at December 31, 2016	$14.3

8. GOODWILL AND INTANGIBLE ASSETS

GOODWILL

As of December 31, 2016 and October 31, 2016, we have $48.9 million of recorded goodwill related to the regulated utility prior to the Acquisition.

IMPAIRMENT TESTING

We are required to perform an annual goodwill impairment test as of the same date each year. With the change in our year end as discussed in Note 1, we have changed the date of our annual impairment testing of goodwill from October 31 to August 31 to align with our parent, Duke Energy.

There have been no events or circumstances to occur since our annual goodwill assessment was performed as of October 31, 2016 that would more likely than not reduce the fair value of our reporting unit below its carrying value. The fair value of our reporting unit substantially exceeded the carrying value as of the most recent annual impairment analysis. Therefore, no impairment charges were recorded during the two months ended December 31, 2016.

On a quarterly basis, or when events or changes in circumstances indicate, we evaluate our investments in unconsolidated affiliates and long-lived assets for impairment. There have been no events or circumstances during the two months ended December 31, 2016 that resulted in any impairment charges. See Note 11 for further information on our other-than-temporary impairment (OTTI) assessment of one of our investments in an unconsolidated affiliate.

9. RELATED PARTY TRANSACTIONS WITH DUKE ENERGY

Effective with the consummation of the Acquisition on October 3, 2016, we engage in related party transactions with Duke Energy and its subsidiary registrants in accordance with applicable state and federal regulations.

The following table presents amounts due from or due to Duke Energy that are included in "Receivables from affiliated companies" within "Current Assets" and "Accounts payable to affiliated companies" within "Current Liabilities" on the Condensed Consolidated Balance Sheets as of December 31, 2016 and October 31, 2016.

	December 31,	October 31,
(in millions)	2016	2016
Receivables from Duke Energy	$7.2	$7.0
Accounts payable to Duke Energy	8.1	6.3

Amounts related to transactions with Duke Energy occurring subsequent to the consummation of the Acquisition are included in the Condensed Consolidated Statements of Operations and Comprehensive Income for the two months ended December 31, 2016. The following financial information reflects amounts for the two months ended December 31, 2016 and 2015 related to transactions, assuming the Acquisition had taken place November 1, 2015.

(in millions)	2016	2015
Revenue from Duke Energy (1)	$13.5	$13.4
Corporate governance and shared service expenses (2)	1.6

(1) We provide long-term natural gas delivery service to several of Duke Energy's subsidiaries' natural gas-fired power generation facilities in our market area. This intercompany profit on sales is not eliminated in accordance with accounting regulations prescribed under rate-based regulation, as discussed in Note 1.

(2) We are charged our proportionate share of corporate governance and other shared services costs, primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. Certain Piedmont executives are responsible for all of Duke Energy's natural gas operations and related infrastructure. A proportionate share of these individuals' payroll and employee benefits is charged to Duke Energy's subsidiary registrants. These amounts are recorded in "Operations, maintenance and other" in the Condensed Consolidated Statements of Operations and Comprehensive Income.

See Note 15 for discussion of related party income taxes.

10. FINANCIAL INSTRUMENTS AND RELATED FAIR VALUE

DERIVATIVE ASSETS AND LIABILITIES UNDER MASTER NETTING ARRANGEMENTS

We maintain brokerage accounts to facilitate transactions that support our gas cost hedging plans with the purchase of financial gas call option derivative instruments (gas purchase options). The accounting guidance related to derivatives and hedging requires that we use a gross presentation, based on our election, for the fair value amounts of our gas purchase options. We use long position gas purchase options to provide some level of protection for our customers in the event of significant commodity price increases. As of December 31, 2016 and October 31, 2016, we had long gas purchase options providing total coverage of 15.7 million dekatherms and 15.4 million dekatherms, respectively. The long gas purchase options held as of December 31, 2016 are for the period from February 2017 through November 2017.

DERIVATIVE ASSETS AND LIABILITIES - GAS SUPPLY CONTRACTS

We enter into forward gas supply contracts to provide diversification, reliability and gas cost benefits to our customers as part of our diversified gas supply portfolio. We evaluate all of our gas supply contracts at inception to determine if they meet the definition of a derivative in accordance with accounting guidance, whether any derivative contracts qualify as "normal purchases and normal sales" and would not be subject to fair value accounting requirements, or if they can be designated for hedge accounting purposes. We have certain long-dated, fixed quantity forward gas supply contracts that meet the definition of derivative instruments that should be recorded at fair value. We have included gas supply contracts requiring fair value accounting in "Other" in "Current Liabilities" and "Deferred Credits and Other Liabilities" in the Condensed Consolidated Balance Sheets. As these contracts have been entered into for our regulated utility operations, and as commodity costs are recoverable through our PGA clauses in the jurisdictions in which we operate, we have recorded the offset to an applicable regulatory asset.

FAIR VALUE MEASUREMENTS AND QUANTITATIVE AND QUALITATIVE DISCLOSURES

We use gas purchase options as financial instruments that are not designated as hedges for accounting purposes to mitigate commodity price risk for our customers. Based on our continual evaluation under derivative accounting standards of contracts added to our supply portfolio, we have determined that certain of these long-dated, fixed quantity gas supply contracts should be recorded at fair value.

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

We also have trading securities that are held in rabbi trusts established for certain deferred compensation plans and are included in "Other" within "Investments and Other Assets" on the Condensed Consolidated Balance Sheets. Securities classified within Level 1 include funds held in money market and mutual funds which are highly liquid and are actively traded on the exchanges.

We classify fair value balances based on the observance of those inputs into the fair value hierarchy levels as set forth in the fair value accounting guidance in Note 1 to the Consolidated Financial Statements in our Form 10-K for the year ended October 31, 2016.

The following table sets forth, by level of the fair value hierarchy, our financial and nonfinancial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and October 31, 2016. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their consideration within the fair value hierarchy levels. We have had no transfers between any level during the two months ended December 31, 2016 and 2015.

Recurring Fair Value Measurements as of December 31, 2016
		Significant		Effects of
	Quoted Prices	Other	Significant	Netting and
	in Active	Observable	Unobservable	Cash Collateral	Total
	Markets	Inputs	Inputs	Receivables/	Carrying
(in millions)	(Level 1)	(Level 2)	(Level 3)	Payables	Value
Assets:
Derivatives held for distribution operations	$3.4	$—	$—	$—	$3.4
Debt and equity securities held as trading securities:
Money markets	0.6	—	—	—	0.6
Mutual funds	4.1	—	—	—	4.1
Total fair value assets	$8.1	$—	$—	$—	$8.1
Liabilities:
Derivatives - gas supply contracts held for utility operations	$—	$—	$186.7	$—	$186.7

Recurring Fair Value Measurements as of October 31, 2016
		Significant		Effects of
	Quoted Prices	Other	Significant	Netting and
	in Active	Observable	Unobservable	Cash Collateral	Total
	Markets	Inputs	Inputs	Receivables/	Carrying
(in millions)	(Level 1)	(Level 2)	(Level 3)	Payables	Value
Assets:
Derivatives held for distribution operations	$1.5	$—	$—	$—	$1.5
Debt and equity securities held as trading securities:
Money markets	0.5	—	—	—	0.5
Mutual funds	3.7	—	—	—	3.7
Total fair value assets	$5.7	$—	$—	$—	$5.7
Liabilities:
Derivatives - gas supply contracts held for utility operations	$—	$—	$187.9	$—	$187.9

In our discounted cash flow valuation, our unobservable input was the price of natural gas in future periods past the observable market price, commencing in the middle of the contract terms. The unobservable prices of our gas supply derivative contracts in the mid to later years of contract terms ranged from $2.31 to $4.18 per dekatherm.

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

The following is a reconciliation of the gas supply derivative liabilities that are classified as Level 3 in the fair value hierarchy for the two months ended December 31, 2016 and 2015.

(in millions)	Two Months Ended December 31, 2016
Balance at October 31, 2016	$187.9
Realized and unrealized losses:
Recorded to regulatory assets *	(1.2)
Purchases, sales and settlements (net)	—
Transfer in/out of Level 3	—
Balance at December 31, 2016	$186.7

(in millions)	Two Months Ended December 31, 2015
Balance at October 31, 2015	$—
Realized and unrealized losses:
Recorded to regulatory assets *	149.4
Purchases, sales and settlements (net)	—
Transfer in/out of Level 3	—
Balance at December 31, 2015	$149.4

* Included are the actual costs recorded within "Cost of natural gas" on the Condensed Consolidated Statements of Operations and Comprehensive Income due to the confidential nature of contract pricing.

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

Our regulated utility operations gas purchase options are used in accordance with programs filed with or approved by the NCUC, the Public Service Commission of South Carolina (PSCSC) and the TRA to hedge the impact of market fluctuations in natural gas prices. These gas purchase options are accounted for at fair value each reporting period. In accordance with regulatory requirements, the net gains and losses related to these gas purchase options are reflected in purchased gas costs and ultimately passed through to customers through our PGA procedures. In accordance with accounting provisions for rate-regulated activities, the operation of the hedging programs of the regulated utility operations as a result of the use of these gas purchase options is initially deferred as amounts due from customers included in "Regulatory Assets" within "Current Assets" or amounts due to customers included, when required, in "Regulatory liabilities" within "Current Liabilities" on the Condensed Consolidated Balance Sheets and recognized on the Condensed Consolidated Statements of Operations and Comprehensive Income as a component of "Cost of natural gas" when the related costs are recovered through our rates. These gas purchase options are exchange-traded derivative contracts. Exchange-traded contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1.

Our gas supply derivatives are generally based on unobservable inputs and are classified within Level 3. In accordance with regulatory provisions for rate-regulated activities, any gains and losses associated with these derivatives are reflected as a regulatory asset or liability, as appropriate, on the Condensed Consolidated Balance Sheets.

The following table presents the fair value and balance sheet classification of our gas purchase options and gas supply derivative contracts for natural gas as of December 31, 2016 and October 31, 2016.

Fair Value of Derivative Instruments
	December 31,	October 31,
(in millions)	2016	2016
Derivatives Not Designated as Hedging Instruments under Derivative Accounting Standards:
Financial Asset Instruments:
Current Assets - Gas purchase derivative assets	$3.4	$1.5
Nonfinancial Liabilities Instruments:
Current Liabilities - Gas supply derivative liabilities	34.4	41.5
Noncurrent Liabilities - Gas supply derivative liabilities	152.3	146.4

The following table presents the impact that our gas purchase options not designated as hedging instruments under derivative accounting standards would have had on the Condensed Consolidated Statements of Operations and Comprehensive Income for the two months ended December 31, 2016 and 2015, absent the regulatory treatment under our approved PGA procedures.

	Amount of		Amount of		Location of Gain (Loss)
	Gain (Loss) Recognized		Gain (Loss) Deferred		Recognized through
	on Derivative Instruments		Under PGA Procedures		PGA Procedures

	Two Months Ended		Two Months Ended
	December 31,		December 31,
(in millions)	2016	2015	2016	2015
Gas purchase options	$0.2	$(1.2)	$0.2	$(1.2)	Cost of natural gas

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

We would have recorded an unrealized gain (loss) of $1.2 million and $(149.4) million related to our gas supply derivative contracts in the Condensed Consolidated Statements of Operations and Comprehensive Income for the two months ended December 31, 2016 and 2015, respectively, absent regulatory provisions for rate-regulated activities. We recognize the actual costs of our gas supply derivative contracts in the Condensed Consolidated Statements of Operations and Comprehensive Income as a component of "Cost of natural gas" in the month purchased.

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

(in millions)	Principal	Fair Value
As of December 31, 2016	$1,835.0	$1,932.6
As of October 31, 2016	1,835.0	2,061.2

CREDIT AND COUNTERPARTY RISK

Information regarding our credit and counterparty risk is set forth in Note 6 to the Consolidated Financial Statements in our Form 10-K for the year ended October 31, 2016. During the two months ended December 31, 2016, there were no material changes in our credit and counterparty risk.

We enter into contracts with third parties to buy and sell natural gas. A significant portion of these transactions are with, or are associated with, energy producers, utility companies, off-system municipalities and natural gas marketers. The amount included in "Receivables" within "Current Assets" on the Condensed Consolidated Balance Sheets attributable to these entities amounted to $16.2 million, or approximately 11% of our gross receivables as of December 31, 2016. Our policy requires counterparties to have an investment-grade credit rating at the time of the contract, or in situations where counterparties do not have investment-grade or functionally equivalent credit ratings, our policy requires credit enhancements that include letters of credit or parental guaranties. In either circumstance, our policy specifies limits on the contract amount and duration based on the counterparty’s credit rating and/or credit support. In order to minimize our exposure, we continually re-evaluate third-party creditworthiness and market conditions and modify our requirements accordingly.

RISK MANAGEMENT

Our financial derivative instruments do not contain material credit-risk-related or other contingent features that could require us to make accelerated payments.

We seek to identify, assess, monitor and manage risk in accordance with established comprehensive risk management policies under the direction of Duke Energy’s Chief Executive Officer and Chief Financial Officer. The Finance and Risk Management Committee of Duke Energy's Board of Directors receives periodic updates from Duke Energy's Chief Risk Officer and other members of management on market risk positions, corporate exposures, and overall risk management activities. The Chief Risk Officer is responsible for the overall governance of managing commodity price risk, including monitoring exposure limits.

11. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Condensed Consolidated Financial Statements include the accounts of our wholly owned subsidiaries who have investments in unconsolidated affiliates. These investments are in joint venture, energy-related businesses that are accounted for under the equity method.

OWNERSHIP INTERESTS

We have the following membership interests in these companies as of December 31, 2016.

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

Atlantic Coast Pipeline, LLC (ACP)	7%
To develop, construct, own and operate 600 miles of interstate natural gas pipeline with associated compression from West Virginia through Virginia into eastern North Carolina in order to provide interstate natural gas transportation services of Marcellus and Utica gas supplies into southeastern markets; regulated by the FERC

Our ownership interest in each entity is included in "Investments in equity method unconsolidated affiliates" within "Investments and Other Assets" on the Condensed Consolidated Balance Sheets. As of December 31, 2016 and October 31, 2016, our investment balances are as follows.

	December 31,	October 31,
(in millions)	2016	2016
Cardinal	$13.9	$14.2
Pine Needle	16.3	16.6
Hardy Storage	43.4	42.1
Constitution	92.4	93.1
ACP	46.2	33.2
Total investments in equity method unconsolidated affiliates	$212.2	$199.2

Our proportionate share of earnings or losses from these unconsolidated affiliates recorded as equity in earnings of unconsolidated affiliates and included within "Other Income and Expense" on the Condensed Consolidated Statements of Operations and Comprehensive Income are $2.3 million and $4.6 million for the two months ended December 31, 2016 and 2015, respectively.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As an equity method investor, we record the effect of certain transactions in our accumulated other comprehensive income (loss). Cardinal and Pine Needle enter into interest-rate swap agreements to modify the interest expense characteristics of their unsecured long-term debt which is nonrecourse to its members. For these transactions with these unconsolidated affiliates, we record our share of movements in the market value of these hedged agreements and contracts in "Accumulated other comprehensive loss" within "Equity" on the Condensed Consolidated Balance Sheets; the detail of our share of the market value of the various financial instruments are presented in "Other Comprehensive Income (Loss), net of tax" on the Condensed Consolidated Statements of Operations and Comprehensive Income.

RELATED PARTY TRANSACTIONS
We have related party transactions as a customer of our investments. For the two months ended December 31, 2016 and 2015, these gas costs and the amounts we owed to our unconsolidated affiliates, as of December 31, 2016 and October 31, 2016, are as follows.

Related Party	Type of Expense	Cost of Natural Gas (1)		Accounts Payable to Affiliated Companies (2)
		December 31,	December 31,	December 31,	October 31,
(in millions)		2016	2015	2016	2016
Cardinal	Transportation costs	$1.5	$1.5	$0.7	$0.7
Pine Needle	Gas storage costs	1.7	1.9	0.9	0.9
Hardy Storage	Gas storage costs	1.5	1.5	0.8	0.8
Totals		$4.7	$4.9	$2.4	$2.4

(1) In the Condensed Consolidated Statements of Operations and Comprehensive Income.
(2) In the Condensed Consolidated Balance Sheets.

OTHER INFORMATION ON OUR EQUITY METHOD INVESTMENTS

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

Constitution remains steadfastly committed to pursuing the project and intends to pursue all available options to challenge the NYSDEC's decision. In light of the denial of the certification, Constitution revised its target in-service date of the project to be as early as the second half of 2018, assuming that the challenge process is satisfactorily and promptly concluded.

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

Since April 2016 with the actions of the NYSDEC, Constitution stopped construction and discontinued capitalization of future development costs until the project's uncertainty is resolved. As a result, we evaluate our investment in the Constitution project for OTTI. In this period, we applied the methodology as described in Note 1 and Note 11 to the Consolidated Financial Statements in our Form 10-K for the year ended October 31, 2016, and there have been no material changes regarding legal and regulatory proceedings that affected this period's assessment. At this time, we believe we do not have an OTTI and have not recorded any impairment charge to reduce the carrying value of our investment. However, to the extent that the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is not viable or does not go forward as legal and regulatory actions progress, our conclusions with respect to OTTI could change and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital returned. We will continue to monitor and update our OTTI analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.

Pending the outcome of the matters described above, and when construction proceeds, we remain committed to fund an amount in proportion to our ownership interest for the development and construction of the new pipeline. Our total anticipated contributions are approximately $229.3 million. Our contributions for the two months ended December 31, 2016 were $0.2 million, with our total equity contributions for the project totaling $85.0 million to date.

ACP

Our total anticipated contributions based on our ownership percentage for the ACP project are expected to be between $350.0 million to $385.0 million based upon updated projections that include the cost to reroute segments of the pipeline impacting U.S. Forest Service lands. Our contributions for the two months ended December 31, 2016 were $12.1 million, with our total equity contributions for the project totaling $58.1 million to date. The targeted in-service date remains the second half of 2019.

On August 12, 2016, the FERC issued its notice of schedule for environmental review of the project and issued its draft environmental impact statement (EIS) on December 30, 2016 indicating that the proposed pipeline would not cause significant harm to the environment or protected populations. Under the notice of schedule, we anticipate that the FERC will issue its final EIS by June 30, 2017.

On March 2, 2015, ACP entered into a Precedent Agreement with Dominion Transmission, Inc. (DTI) for supply header transportation services that required ACP to provide assurance of its ability to meet its financial obligations to DTI. As ACP, independent of its members, is not currently creditworthy as required by DTI’s FERC Gas Tariff, ACP requested that its members provide proportionate assurance of ACP’s ability to meet its financial obligations under the Precedent Agreement. Based on our current ownership percentage, this commitment is capped at $10.6 million. This commitment ceases when DTI acknowledges that ACP is independently creditworthy in accordance with the Precedent Agreement, termination or expiration of the Precedent Agreement, or when we are no longer a member of ACP.

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

12. VARIABLE INTEREST ENTITIES

A variable interest entity (VIE) is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, including various lease arrangements and contracts to purchase, sell or deliver natural gas and other similar agreements, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in an entity’s assets or activities. A qualitative analysis of control determines the party that consolidates a VIE. This assessment is based on (i) what party has the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) what party has rights to receive benefits or is obligated to absorb losses that could potentially be significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.

As of December 31, 2016, we have determined that our investments in Constitution and ACP are VIEs. These equity method investments are in development stage entities whose equity capitalization is insufficient to support the operations, with reliance upon its members to provide that support in proportion to each member's ownership interest as provided by capital calls in the limited liability company agreements. We have also provided a guarantee and indemnification support for ACP as discussed in Note 11. We have determined that we are not the primary beneficiary under VIE accounting guidance for consolidation of these entities as we do not have the power to direct the activities of these investments that most significantly impact their economic performance, and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Our other equity method investments in Cardinal, Pine Needle and Hardy Storage as discussed in Note 11 are not VIEs as they have sufficient equity and the ability to support their operations; our contracts as a customer with these entities for gas transportation or storage are at regulated rates. We will continue to apply equity method accounting to all of our investments.

NON-CONSOLIDATED VIEs

The table below shows our VIEs not consolidated, Constitution and ACP, and how these entities impact the Condensed Consolidated Balance Sheets.

(in millions)	December 31, 2016	October 31, 2016
Investments in equity method unconsolidated affiliates	$138.6	$126.3
Current liabilities - taxes payable/(receivable) (1)	(1.4)	(1.1)
Deferred credits and other liabilities	3.9	3.7
Total liabilities	$2.5	$2.6
Net assets	$136.1	$123.7

(1) Accrued income taxes are netted by jurisdiction on a consolidated basis and amounts are included in "Taxes accrued" within "Current Liabilities" on the Condensed Consolidated Balance Sheets.

We are not aware of any situation where the maximum exposure to loss significantly exceeds the carrying values shown above.

13. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT RETIREMENT AND OTHER POST-RETIREMENT BENEFIT PLANS

We have a noncontributory, tax-qualified defined benefit pension plan (qualified pension plan) for our eligible employees. The qualified pension plan is closed to employees hired after December 31, 2007. Employees hired prior to January 1, 2008 continue to participate in the qualified pension plan. Employees hired or rehired after December 31, 2007 cannot participate in the qualified pension plan but are participants in the Money Purchase Pension (MPP) plan discussed below. We also have non-qualified, non-contributory defined benefit retirement plans which cover certain former employees, non-employee directors or surviving spouses.

Our policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. We contributed $10.0 million to the qualified pension plan and $0.1 million to the non-qualified pension plans during each of the two months ended December 31, 2016 and 2015.

We provide certain postretirement health care and life insurance benefits to eligible retirees. Employees are eligible for these benefits if they have met age and service requirements at retirement, as set forth in the plan. Effective January 1, 2016, we replaced the existing retiree medical and dental group coverage for eligible retirees with a tax-free Health Reimbursement Arrangement (HRA). Under the HRA, participating eligible retirees and their dependents may qualify for a subsidy each year through the HRA account to help purchase medical and dental coverage available on public and private health care exchanges using a tax-advantaged account funded by us to pay for allowable medical and dental expenses.

Net periodic benefit costs disclosed in the table below represents the cost of the respective benefit plans for the periods presented. However, portions of the net periodic benefit costs disclosed in the table below have been capitalized as a component of property, plant and equipment.

The following table includes the components of net periodic benefit cost components for the two months ended December 31, 2016 and 2015.

	Qualified Pension			Nonqualified Pension		Other Benefits
(in millions)	2016		2015	2016	2015	2016	2015
Service cost	$2.0		$1.8	$—	$—	$0.2	$0.2
Interest cost	2.1		1.6	—	—	0.2	0.2
Expected return on plan assets	(3.8)		(4.0)	—	—	(0.3)	(0.3)
Amortization of prior service (credit) cost	(0.4)		(0.3)	—	0.1	—	(0.1)
Amortization of net loss	1.9		1.4	—	—	0.1	0.1
Settlement loss recognized	2.5	(1)	—	—	—	—	—
Other	0.1		—	—	—	—	—
Net periodic benefit cost	$4.4		$0.5	$—	$0.1	$0.2	$0.1

(1) Settlement loss is a result of lump sum distributions related to severance activities exceeding periodic service and interest costs in the two months ended December 31, 2016. This settlement loss is included in costs to achieve expenses in Note 2.

In the current period, we changed the year end of our benefit plans from October 31 to December 31. As a result of this change, we re-measured our plans as of December 31, 2016, including updating the discount rate from 3.80% at October 31, 2016 to 4.10% at December 31, 2016. This change in discount rate decreased our total net benefit obligation of our plans at December 31, 2016 by $9.7 million to $11.7 million.

We anticipate that we will contribute the following amounts to our plans during the twelve month period ending December 31, 2017.

(in millions)
Qualified pension plan	$11.0
Nonqualified pension plans	0.5
OPEB plan	2.2

EMPLOYEE SAVINGS PLAN

We maintain a 401(k) plan where employees who have met minimum service requirements may defer a portion of their base salary and cash incentive payments to the plan, and we match a portion of their contributions. Employee contributions vest immediately, and company contributions vest after six months of service. Employees receive a company match of 100% up to the first 5% of eligible pay contributed. Our 401(k) matching contributions were $1.3 million during each of the two months ended December 31, 2016 and 2015.

The MPP is a defined contribution pension plan that allows the employee to direct the investments and assume the risk of investment returns. Under the MPP plan, we annually deposit a percentage of each participant’s pay into an account of the MPP plan. This contribution equals 4% of the participant’s compensation plus an additional 4% of compensation above the social security wage base up to the Internal Revenue Service (IRS) compensation limit. The participant is vested in this plan after three years of service. We did not make any contributions to the MPP plan during either of the two months ended December 31, 2016 and 2015. In January 2017, we contributed $2.2 million to the MPP plan.

OTHER

We have a non-qualified defined contribution restoration plan for certain officers at the vice president level and above where benefits payable under the plan are informally funded annually through a rabbi trust with a bank as the trustee. We contributed $0.4 million and $0.5 million to this plan during the two months ended December 31, 2016 and 2015, respectively.

14. SEVERANCE

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

We recorded $2.5 million severance and related expenses that are included in "Operations, maintenance and other" on the Condensed Consolidated Statements of Operations and Comprehensive Income for the two months ended December 31, 2016. The table below presents the severance liability that is included in "Other" within "Current Liabilities" on the Condensed Consolidated Balance Sheets. Additional accruals can continue through October 3, 2018 as more positions are eliminated.

(in millions)
Balance at October 31, 2016	$18.7
Net Provisions/Adjustments	1.4
Cash Reductions	—
Balance at December 31, 2016	$20.1

15. INCOME TAXES

EFFECTIVE TAX RATES

Our effective tax rates are included in the following table.

	Two Months Ended December 31,
	2016	2015
Effective tax rate	37.4%	41.0%

The decrease in our effective tax rate is primarily due to a decrease in compensation exceeding the deductible limitation under IRS regulations, a reduction in income tax expense related to the portion of the rate decrement implemented to refund excess deferred income taxes to customers in Tennessee and a decrease in the North Carolina corporate income tax rate.

We and our wholly owned subsidiaries will be included in the Duke Energy consolidated income tax returns for the period October 4, 2016 through December 31, 2016. Piedmont and each of our subsidiaries have entered into a tax sharing agreement with Duke Energy and subsidiaries. The tax sharing agreement provides allocation of consolidated tax liabilities and benefits based on amounts participants would incur as separate C-Corporations. Income taxes recorded for the period November 1, 2016 through December 31, 2016 are based on amounts we and our subsidiaries would incur as separate C-Corporations. "Taxes accrued" on the Condensed Consolidated Balance Sheets includes $37.5 million and $31.5 million payable to Duke Energy for federal income taxes due under the tax sharing agreement as of December 31, 2016 and October 31, 2016, respectively. In accordance with IRS regulations, we and our subsidiaries are jointly and severally liable for the federal tax liability.
16. SUBSEQUENT EVENTS

We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. All subsequent events of which we are aware were evaluated. See Note 6 and Note 13 for information on subsequent event disclosure related to debt and credit facilities and employee benefit plans, respectively.

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

Piedmont has historically had a fiscal year ending on October 31 of each year. Effective November 1, 2016, Piedmont's fiscal year end was changed from October 31 to December 31 to align with Duke Energy's year end. The information presented in this Form 10-Q for the two month periods ended December 31, 2016 and 2015 are presented solely for the registrant Piedmont on a stand-alone basis.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes for the two months ended December 31, 2016 and our Form 10-K for the year ended October 31, 2016.

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

Management views regulated margin as more representative of the overall economic result than other comparable measures based on the items noted above and uses this measure to compare results against established benchmarks. This non-generally accepted accounting principles (GAAP) financial measure is not in accordance with, or an alternative to, GAAP. A reconciliation of regulated margin to Operating Income, which is the most directly comparable GAAP measure, is presented below.

	Two Months Ended December 31,
(in millions)	2016	2015	Variance
Regulated natural gas operating revenues	$306.6	$258.1	$48.5
Related party revenue from Duke Energy	13.5		13.5
Cost of natural gas	143.6	83.5	60.1
Regulated margin	176.5	174.6	1.9
Nonregulated and other operating revenues	1.6	1.5	0.1
Operations, maintenance and other	52.0	52.5	(0.5)
Depreciation and amortization	23.5	22.4	1.1
Property and other taxes	6.6	6.0	0.6
Operating Income	96.0	95.2	0.8
Other Income and Expenses, net	2.4	4.4	(2.0)
Interest Expense	12.0	11.4	0.6
Income Before Income Taxes	86.4	88.2	(1.8)
Income Tax Expense	32.3	36.2	(3.9)
Net Income	$54.1	$52.0	$2.1

Further summaries of our period results for the two months ended December 31, 2016 and 2015 are as follows.

Regulated Margin by Customer Class
(in millions)	2016		2015
Sales and Transportation:
Residential	$107.2	61%	$101.9	59%
Commercial	47.1	27%	44.2	25%
Industrial	9.2	5%	9.1	5%
Power Generation	12.8	7%	12.8	7%
For Resale	2.1	1%	2.0	1%
Total	178.4	101%	170.0	97%
Secondary Market Sales	2.4	1%	3.5	2%
Miscellaneous	(4.3)	(2)%	1.1	1%
Total	$176.5	100%	$174.6	100%

Gas Deliveries, Customers, Weather Statistics and Number of Employees
			Percent
	2016	2015	Change
Deliveries in Dekatherms (in millions):
Residential	15.8	10.8	46.3%
Commercial	9.9	6.9	43.5%
Industrial	17.2	17.0	1.2%
Power Generation	46.4	45.2	2.7%
For Resale	1.6	1.1	45.5%
Throughput	90.9	81.0	12.2%
Secondary Market Volumes	17.8	7.3	143.8%

Customers Billed (at period end)	1,048,516	1,032,497	1.6%
Gross Residential, Commercial and Industrial Customer Additions	3,765	3,231	16.5%
Degree Days
Actual	994	640	55.3%
Normal	1,085	1,098	(1.2)%
Percent warmer than normal	(8.4)%	(41.7)%	n/a
Number of Employees (at period end)	1,934	1,928	0.3%

Operating Revenues - Regulated Natural Gas

The change in "Regulated natural gas" operating revenues, including related party revenues from Duke Energy, for the two months ended December 31, 2016 compared with the same period in 2015 is presented below.

Increase
(in millions)	(Decrease)
Residential and commercial customers	$71.1
Industrial customers	1.9
Secondary market	13.7
Margin decoupling mechanism	(23.0)
WNA mechanisms	(5.9)
IMR mechanisms	4.2
Total	$62.0

•
Residential and commercial customers – the increase is due to higher consumption from colder weather, higher wholesale gas costs passed through to customers as well as customer growth. Rates charged to customers in South Carolina increased effective November 2016 due to the annual Rate Stabilization Act (RSA) rate adjustment.

•	Industrial customers – the increase is primarily due to higher volumes from colder weather and higher wholesale gas costs.

•
Secondary market – the increase is primarily due to increased volumes, partially offset by lower sales prices. Secondary market transactions consist of off-system sales and capacity release and asset management arrangements that are a part of our regulatory gas supply management program with regulatory-approved sharing mechanisms between our utility customers and us. Effective October 3, 2016 as a result of the Acquisition, secondary market margins generated through off-system sales and capacity release activity to Duke Energy are 100% credited to customers.

•
Margin decoupling mechanism – the decrease is primarily related to colder weather in North Carolina as compared to the prior period. The margin decoupling mechanism in North Carolina adjusts for variations in residential and commercial use per customer, including those due to weather and conservation.

•
Weather normalization adjustment (WNA) mechanisms – the decrease is primarily related to colder weather in South Carolina and Tennessee as compared to the prior period. The WNA mechanisms partially offset the impact of colder- or warmer-than-normal weather on bills rendered.

•
IMR mechanisms – the increase is due to the integrity management rider (IMR) rate adjustments in Tennessee, effective in January 2016, and North Carolina, effective in December 2015, June 2016 and December 2016.

Cost of Natural Gas

The change in "Cost of natural gas" for the two months ended December 31, 2016 compared with the same period in 2015 is presented below.

Increase
(in millions)	(Decrease)
Commodity gas costs passed through sales to customers	$37.6
Commodity gas costs in secondary market transactions	14.8
Pipeline demand charges	1.4
Regulatory approved gas cost mechanisms	6.3
Total	$60.1

•
Commodity gas costs passed through sales to customers – the increase is primarily from higher consumption due to the colder weather, higher wholesale gas costs passed through to sales customers and customer growth.

•	Commodity gas costs in secondary market transactions – the increase is primarily due to increased volumes as well as higher prices.

•	Pipeline demand charges – the increase is primarily due to decreased capacity release revenues, slightly offset by decreased demand costs and increased asset manager payments.

•	Regulatory approved gas cost mechanisms – the increase is primarily due to an increase in demand true-ups, partially offset by a decrease in commodity cost true-ups and other regulatory mechanisms.

Our commodity gas costs accounted for 34% of revenues for the two months ended December 31, 2016 and 22% for the same period in 2015. Our pipeline transportation and storage costs accounted for 8% for the two months ended December 31, 2016 and 9% for the same period in 2015.

In all three states, we are authorized to recover from customers all prudently incurred gas costs. Charges to cost of gas are based on the amount recoverable under approved rate schedules. The net of any over- or under-recoveries of gas costs are reflected in a regulatory deferred account in current "Regulatory assets" or current "Regulatory liabilities" in the Condensed Consolidated Balance Sheets and are added to or deducted from cost of natural gas.

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

The change in regulated margin for the two months ended December 31, 2016 compared with the same period in 2015 is presented below.

Increase
(in millions)	(Decrease)
Residential and commercial customers	$8.2
Industrial customers	0.1
Secondary market activity	(1.1)
Net gas cost adjustments	(5.3)
Total	$1.9

•
Residential and commercial customers – the increase is primarily due to incremental IMR rate adjustments in Tennessee and North Carolina, both effective as stated above, the rate increase in South Carolina related to the RSA mechanism effective November 1, 2016 and customer growth in all three states. As discussed in the following "Matters Impacting Future Results," we added over 3,700 new customers in our service areas during the two months ended December 31, 2016 compared to the prior year period.

•	Secondary market activity – the decrease is primarily due to lower margin sales, partially offset by increased volumes.

•
Net gas cost adjustments – the decrease is due to North Carolina customer bill credits applied in November 2016 in compliance with the North Carolina Utilities Commission (NCUC) order approving the Acquisition.

Operations, Maintenance and Other

The change in "Operations, maintenance and other" for the two months ended December 31, 2016 compared with the same period in 2015 is presented below.

Increase
(in millions)	(Decrease)
Payroll	$(5.6)
Contract labor	2.0
Acquisition and integration-related expenses	1.6
Employee benefits	1.5
Total	$(0.5)

•
Payroll – the decrease is primarily due to the absence of salaries with the termination of certain Piedmont executives as a result of the Acquisition and lower incentive accruals in the current period. The prior year period included accelerated vesting of Piedmont incentive awards under the provisions of the Merger Agreement with the closing of the Acquisition in October 2016.

•	Contract labor – the increase is primarily due to the utilization of third parties for operations projects.

•
Acquisition and integration-related expenses – the increase is primarily due to severance costs and a settlement loss recognized for our qualified pension plan as a result of Acquisition-related activities, partially offset by prior year incremental expense from the accelerated vesting of incentive awards under provisions of the Merger Agreement.

•	Employee benefits – the increase is primarily due to increased medical insurance expense from higher claims.

Depreciation and Amortization

Depreciation and amortization expense increased $1.1 million during the two month period ended December 31, 2016 compared with the same period in 2015 primarily due to increases in plant in service, particularly related to major additions in transmission integrity investments in the current period.

Other Income and Expense

The change in "Other Income and Expense" for the two months ended December 31, 2016 compared with the same period in 2015 is presented below.

Increase
(in millions)	(Decrease)
Equity in earnings of unconsolidated affiliates
Constitution Pipeline Company LLC (Constitution)	$(2.2)
SouthStar Energy Services, LLC (SouthStar)	(1.6)
Other	1.5
Total	(2.3)
Other expense, net	0.3
Total	$(2.0)

•	Equity in earnings of unconsolidated affiliates from Constitution – the decrease is primarily due to the discontinued capitalization of ongoing expenditures.

•	Equity in earnings of unconsolidated affiliates from SouthStar – the decrease is due to the sale of our 15% interest in SouthStar, effective with the consummation of the Acquisition.

Interest Expense

The change in "Interest Expense" for the two months ended December 31, 2016 compared with the same period in 2015 is presented below.

Increase
(in millions)	(Decrease)
Interest expense on long-term debt	$1.6
Other interest expense, net	(1.0)
Total	$0.6

•	Interest expense on long-term debt – the increase is primarily due to higher amounts of outstanding debt in the current period at higher interest rates.

Income Tax Expense

The decrease in "Income Tax Expense" of $3.9 million for the two months ended December 31, 2016 compared with the same period in 2015 is due to lower pre-tax income and a lower effective tax rate of 37.4% compared to 41.0% for the period ended December 31, 2016 and 2015, respectively. The decrease in the effective tax rate is primarily due to a decrease in compensation exceeding the deductible limitation under Internal Revenue Service regulations, a reduction in income tax expense related to the portion of the rate decrement implemented to refund excess deferred income taxes to customers in Tennessee in 2016 and a decrease in the North Carolina corporate income tax rate.

Matters Impacting Future Results

Managing Gas Supplies and Prices – Our gas supply acquisition strategy is regularly reviewed and adjusted to ensure that we have adequate and reliable supplies of competitively priced natural gas to meet the needs of our utility customers. The source of our gas supply that we distribute to our customers is contracted from a diverse portfolio of major and independent producers and marketers and interstate and intrastate pipeline and storage operators sourced from the gulf region and from the Marcellus shale basin in Pennsylvania. In order to provide additional diversification, reliability and gas cost benefits to our customers, gas supplies from diverse eastern gas supply basins are anticipated to be available under a long-term pipeline capacity firm transportation agreement with Atlantic Coast Pipeline, LLC (ACP) upon completion of the project in late 2019.

Customer Growth – We have added over 3,700 new customers in our service areas during the two months ended December 31, 2016, an increase of 16.5% compared to the prior year period.

We forecast gross customer growth of approximately 1.6 – 2.0% for calendar year 2017. Overall, total net customers billed increased 1.6% during the two months ended December 31, 2016 as compared to 2015.

IMR – We continue to incur significant capital costs under our ongoing system integrity programs. We have IMR regulatory mechanisms in North Carolina and Tennessee that separately track and recover certain costs associated with capital expenditures incurred to comply with federal pipeline safety and integrity programs. The IMR orders by jurisdiction and the amount reflected in "Operating Revenues" in the Condensed Consolidated Statements of Operations and Comprehensive Income are summarized below.

(in millions)	North Carolina		Tennessee
Total incremental annual margin revenue as of October 31, 2016	$48.3		$21.3
Incremental annual margin revenue that became effective during period	8.2	(1)	—
Total cumulative incremental annual margin revenue as of December 31, 2016 (2)	$56.5		$21.3

Amounts recorded as revenues during the two months ended December 31, 2016	$10.9		$4.8

(1) In November 2016, the NCUC approved the additional annual margin revenues effective December 1, 2016.
(2) IMR recovery period in both jurisdictions does not align with our calendar year. See Note 3 "Regulatory Matters" to the Consolidated Financial Statements in our Form 10-K for the year ended October 31, 2016 for further information on the recovery periods.

Equity Method Investments – We are a 24% equity member of Constitution that plans to transport natural gas produced from the Marcellus shale basin in Pennsylvania to northeast markets. On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution has filed legal actions in the U.S District Court for the Northern District of New York and in the U.S Court of Appeals for the Second Circuit (U.S. Court of Appeals) challenging the legality and appropriateness of the NYSDEC’s decision. Both courts have granted Constitution's motions to expedite the schedules for the legal actions. On November 16, 2016, oral arguments were heard in the U.S Court of Appeals.

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

Constitution has revised its target in-service date to as early as the second half of 2018, assuming that the challenge process is satisfactorily and promptly concluded. Failure to ultimately obtain the necessary permit could result in recording a non-cash impairment charge of substantially all of our investment in the capitalized project costs. Our investment totaled $92.4 million as of December 31, 2016, the write-off of which could materially adversely impact our earnings.

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

In the fourth quarter of 2016, ACP updated the project construction plan, including the cost to reroute segments impacting U.S. Forest Service lands, and we now anticipate total development costs of the project, excluding financing costs, of $5.0 billion to $5.5 billion. Our ownership percentage of total anticipated contributions for ACP are expected to be between $350.0 million to $385.0 million based on the revised projection.

Integration Costs – We expect to continue to incur system integration and other merger-related transition costs, primarily through 2019, that are necessary to achieve certain anticipated cost savings, efficiencies and other benefits by Duke Energy.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, and based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the two month period ended December 31, 2016, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have routine litigation in the ordinary course of business. See Note 5 "Commitments and Contingencies" to the Condensed Consolidated Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS

During the two months ended December 31, 2016, there were no material changes to our risk factors that were disclosed in our Form 10-K for the year ended October 31, 2016.

ITEM 6. EXHIBITS

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this Transition Report on Form 10-Q are the following documents formatted in extensible business reporting language (XBRL): (1) Document and Entity Information; (2) Condensed Consolidated Statements of Operations and Comprehensive Income for the two months ended December 31, 2016 and 2015; (3) Condensed Consolidated Balance Sheets as of December 31, 2016 and October 31, 2016; (4) Condensed Consolidated Statements of Cash Flows for the two months ended December 31, 2016 and 2015; (5) Condensed Consolidated Statements of Changes in Equity for the two months ended December 31, 2016 and 2015; and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT NATURAL GAS COMPANY, INC.

Date:	February 14, 2017	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 14, 2017	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr.
Chief Accounting Officer and Controller (Principal Accounting Officer)

Piedmont Natural Gas Company, Inc.
Form 10-Q
For the Two Months Ended December 31, 2016

Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer